Form 10-K
period 1993-12-31
VALHI INC /DE/
filed 1994-03-11
CIK 59255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-5467


                                   VALHI, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             87-0110150
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS                     75240-2697
 (Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (214) 233-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                   WHICH REGISTERED
                  -------------------                               ------------------------
                      Common stock                                   New York Stock Exchange
               ($.01 par value per share)                            Pacific Stock Exchange

            9.25% Liquid Yield Option Notes,                         New York Stock Exchange
                  due October 20, 2007

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     None.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. { X }

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                       -----   -----

AS OF FEBRUARY 28, 1994, 114,973,814 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 10.8 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $65 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                                     PART I

ITEM 1.   BUSINESS

GENERAL:

       Valhi, Inc., based in Dallas, Texas, is a diversified industrial management company. Information regarding Valhi's consolidated business segments and unconsolidated affiliates which Valhi may be deemed to control, and the companies conducting such operations, is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.

CONSOLIDATED OPERATIONS (100%-OWNED)

Refined Sugar                                         Amalgamated is the second-largest U.S. refiner and
  The Amalgamated Sugar Company                       processor of sugarbeets, with annual production of
                                                      approximately 1 1/2 billion pounds of sugar.

Forest Products                                       Medite is the world's second-largest producer of medium
  Medite Corporation                                  density fiberboard ("MDF"), an environmentally efficient
                                                      engineered wood product serving as an effective
                                                      alternative to products traditionally produced from the
                                                      declining supply of timber from environmentally
                                                      sensitive forests.  Medite also owns 167,000 acres of
                                                      timberland in Oregon.

Fast Food                                             Sybra is the second-largest franchisee of Arby's
  Sybra, Inc.                                         restaurants with approximately 160 restaurants clustered
                                                      in four regions.

Hardware Products                                     National Cabinet Lock manufactures low and medium
  National Cabinet Lock, Inc.                         security locks, computer keyboard support arms and
                                                      drawer slides for furniture and other markets.

UNCONSOLIDATED AFFILIATES

Chemicals                                             NL is the world's fourth-largest producer of titanium
  NL Industries, Inc.                                 dioxide pigments, which are used in paints, plastics,
   (49%-owned by Valhi)                               paper, fibers and other "quality-of-life" products, and
                                                      is also a producer of rheological additives.

Titanium Metals                                       Titanium Metals Corporation, a 75%-owned Tremont
  Tremont Corporation                                 subsidiary, is the largest integrated U.S. producer of titanium
   (48%-owned by Valhi)                               metal products for aerospace and industrial markets.  Tremont also holds 18% of NL's outstanding common stock.

         Valhi, a Delaware corporation, is the successor of the 1987 merger of The Amalgamated Sugar Company and LLC Corporation. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. All of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of Contran, Valhi and Valcor, Chairman of the Board of NL and a director of Tremont, and may be deemed to control each of such companies.

         A summary corporate organization chart for the Company is set forth below. Valcor, Inc. is an intermediate parent company formed in 1993 to segregate certain subsidiaries and enable the Company to obtain lower-cost, long-term debt.

{Summary corporate organization chart showing Valhi's 100% ownership of Valcor and Amalgamated, Valcor's 100% ownership of Medite, Sybra and National Cabinet Lock, Medite's 100% ownership of Medite of Europe (Ireland) and National Cabinet Lock's 100% ownership of Waterloo Furniture Components (Canada). Chart also shows Valhi's ownership of NL (49%) and Tremont (48%) along with Tremont's 18% ownership of NL. Footnote to the chart discloses Valhi's 3% ownership of Dresser Industries, Inc. common stock.}

REFINED SUGAR:

         Products and operations. Amalgamated, headquartered in Ogden, Utah, is the second-largest U.S. beet sugar producer with approximately 10% of United States annual sugar production. Refined sugar accounts for approximately 90% of Amalgamated's annual sales. Animal feed in the forms of beet pulp and molasses, by-products of sugarbeet processing, accounts for most of its remaining sales. Each spring, Amalgamated contracts with approximately 1,700 individual farmers to plant a specified number of acres of sugarbeets and to deliver the sugarbeets to Amalgamated upon harvest in the fall. Amalgamated's sugarbeet processing, which consists of extracting sugar from the sugarbeets and refining the sugar, begins upon harvest and usually lasts until February. Approximately one-fourth of the sugarbeet crop is initially processed into a thick syrup, which is stored in Amalgamated's facilities and subsequently processed into refined sugar. Refined sugar is sold throughout the year while by-products are sold primarily in the first and fourth calendar quarters. Amalgamated's profitability is determined primarily by the quantity and quality of the sugarbeets processed, Amalgamated's efficiency in extracting and refining sugar, and the sales price of refined sugar.

         Amalgamated's four factories operate at approximately full capacity during the annual sugarbeet processing campaigns, and sugar production from the past five crops has averaged over 1.4 billion pounds per year. Due principally to record-high sugar content of the beets, sugar production from the crop harvested in the fall of 1993 is expected to establish a new record for the fourth consecutive year. The price paid to growers for sugarbeets is a function of Amalgamated's average sales price for refined sugar during the contract settlement year, which runs from October through September, and of the sugar content of the sugarbeets.

         The cost of transporting sugarbeets to Amalgamated's factories generally limits the geographic area from which sugarbeets are purchased. The anticipated price of sugar and the price of competing crops influence the number of acres of sugarbeets planted. The available sugarbeet acreage in Amalgamated's geographic area of operations exceeds Amalgamated's processing capacity.

         Amalgamated sells sugar primarily in the North Central and Intermountain Northwest regions of the United States. Approximately 80% of sugar sales are to industrial sugar users and approximately 20% are to wholesalers or retailers in consumer-sized packages. As is customary in the sugar industry, Amalgamated sells sugar to its customers under contract for future delivery, generally within one to six months. Amalgamated does not otherwise engage in the purchase or sale of sugar futures contracts.

         Beet pulp and molasses, by-products of the sugar extraction process, constitute approximately 10% of Amalgamated's sales and are sold primarily to animal feeders in the U.S. Intermountain Northwest region and Japan. The quantity of by-products available for sale is determined principally by the size of the sugarbeet crop. By-product sales prices are influenced by the prices of competing animal feeds and have no direct relation to refined sugar prices.

         Strategy. Amalgamated's primary strategic focus is to improve its efficiency in extracting and refining sugar in order to increase sugar production, to reduce unit production costs and to maintain market share. Amalgamated's recent capital investments, and those planned for the next several years, have emphasized extraction and other productivity improvement projects.

         Competitors and competition. Sugar production in the United States has increased slightly in recent years, and the U.S. sugar industry currently produces over 80% of the country's sugar needs from domestically-grown sugarbeets and sugarcane. The remainder of the country's sugar supply is imported, principally as raw sugar that is processed into refined sugar by coastal refiners. There is no difference between domestically-produced sugar, either from sugarbeets or sugarcane, and that produced from imported raw sugar. Amalgamated competes with virtually all processors of either domestically-grown sugar crops or imported raw sugar. Major competitors in Amalgamated's geographic sales area include the C&H, Domino, Imperial Holly, Savannah Foods, Spreckels, United Sugar and Western sugar companies. Because refined sugar is a commodity product, Amalgamated has little ability to independently establish selling prices.

         Total domestic sugar consumption has increased slightly during the past few years after declining during the early 1980's as a result of increased consumption of high fructose corn syrup and non-caloric sweeteners such as aspartame. According to published sources, the percentage of total United States caloric sweetener use attributable to refined sugar has averaged about 45% during the last five years and per capita consumption of refined sugar in 1993 is estimated at 65 pounds, as compared to actual consumption of 64.5 pounds in 1990, 63.4 pounds in 1985 and 83.6 pounds in 1980.

         Amalgamated does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. Amalgamated's ten largest customers accounted for slightly more than one-third of its sales in each of the past three years, with the largest customer accounting for 5% to 8% of sales in each year.

         Governmental sugar price support program. The Food, Agriculture, Conservation and Trade Act of 1990 (the "1990 Farm Bill"), as amended by the Omnibus Budget Reconciliation Act of 1993, continues, through the 1997 crop year ending in September 1998, the sugar price support program for domestically-grown sugarcane and sugarbeets established by the Agriculture and Food Act of 1981. Under such program, Amalgamated is able to obtain, from the federal government, nonrecourse loans on its refined sugar inventories at loan rates based upon a raw sugar support price of no less than 18 cents per pound. The effective net government loan rate applicable to Amalgamated's 1993 crop sugar is 20.75 cents per pound. The 1990 Farm Bill also implemented marketing assessments on domestically-produced refined beet sugar and domestically-produced raw cane sugar. The marketing assessment cost is shared by the processors and the growers, and results in a net cost to Amalgamated of about 0.077 cents per pound, or approximately $1 million per year.

         The 1990 Farm Bill continues the provision that the sugar price support loan program is to be operated at no cost to the federal government, which requires the government to take actions to maintain the market prices of raw and refined sugar above the price support loan levels in order to prevent defaults on the nonrecourse loans extended under the program. Currently, the government imposes quotas and duties on imported sugar to restrict supply and to help maintain domestic market prices. The 1990 Farm Bill guarantees a minimum annual import quota of 1.25 million short tons (1.1 million metric tons) of raw sugar. In addition, the United States Department of Agriculture can impose marketing allotments on domestic sugarcane and sugarbeet processors to limit the amount of raw and refined sugar which each domestic processor may market. For the first time in over 20 years, marketing allotments were imposed effective June 30, 1993 for the crop year ended September 30, 1993. Amalgamated's allotment equated to approximately 95% of its production from that crop. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Research and development. Amalgamated maintains research and development programs emphasizing processing technology and its annual research and development expense has been slightly under $600,000 in each of the past three years. Amalgamated has developed various proprietary technologies related to sugar processing and employs these process improvements to reduce its operating costs. Some of these techniques apply to fructose and cane refinery operations as well as sugarbeet operations.

         Amalgamated presently holds nine domestic patents on certain of its proprietary technology, which patents have an average remaining term of approximately four years. The loss of any of such patents would not have a material adverse effect on Amalgamated.

         Employees. Amalgamated employs approximately 2,200 persons at the height of the production season, of which approximately 1,400 are year-round employees. Amalgamated's three-year labor agreement with the American Federation of Grain Millers, which represents production employees through local unions, expires July 1996. Amalgamated believes its labor relations are satisfactory.

         Energy. Amalgamated's primary fuel is coal, but it can utilize other fuels. The supply of coal is provided under a long-term contract expiring February 1998, subject to extension at Amalgamated's option for three five-year periods. Energy is an important element in the processing of sugarbeets, and the use of coal has historically resulted in lower production costs than if oil, natural gas or electricity were Amalgamated's primary energy source.

         Properties. Amalgamated owns four sugar processing factories, located in Paul, Twin Falls and Nampa, Idaho and Nyssa, Oregon, and also owns its general office facilities in Ogden, Utah, four distribution terminals in four states, and six storage facilities in two states.

         Environmental matters. Amalgamated believes that it is currently in substantial compliance with existing permits relating to its facilities; however, federal and state environmental compliance requirements are becoming more stringent in certain respects and are expected to result in expenditures in excess of the relatively nominal amounts spent in recent years. Amalgamated's capital budget for 1994 includes over $5 million in the area of environmental protection and improvement, principally related to air and water treatment facilities at certain of its factories.

FOREST PRODUCTS:

         Products, operations and properties. Medite, headquartered in Medford, Oregon, produces MDF (an engineered wood product) at three plants in the United States and Republic or Ireland. Medite owns 167,000 acres of timberland in Oregon and also produces solid wood products, including logs, lumber, veneer and wood chips. MDF is a reconstituted wood panel product that serves as a lower-cost alternative to solid wood in a variety of applications, including furniture, cabinetry and joinery and architectural applications. Lumber is used in residential and commercial construction, veneer is used in the production of plywood and laminated veneer lumber ("LVL"), and wood chips are a basic raw material for the paper and MDF industries. Certain sizes and species of logs harvested by Medite that are not used in its manufacturing operations are sold to other mills in Southern Oregon.

         Medite, with annual MDF production capacity of 490,000 cubic meters, is the world's second-largest producer of MDF. Medite's MDF production was about 95% of its aggregate capacity in each of 1993 and 1992, up from about 90% in 1991. Medite has commenced an expansion of its Irish MDF production facilities which will increase its Irish production capacity by about 75% and its worldwide capacity by about 25%.

         Medite sells MDF principally under the trademarks of Medite and Medex. Development of new products focused on meeting customer needs has expanded the Company's MDF product line to include the following items:

PRODUCT                   APPLICATION
- -------                   -----------
Medite                    Basic MDF panel product

Medex                     Moisture resistant - exterior grade

Medite 313                Moisture resistant - interior grade

Medite FR                 Class 1 fire retardant panel product

Medite II                 Formaldehyde free - sensitive interior applications

         The Company believes Medite is the world's best known trademark for MDF, that Medex is the world's only current exterior grade MDF, and that Medite is the leading producer of Class 1 flame retardant MDF. Medex is designed primarily for outdoor applications that take a heavy environmental toll on standard wood products; Medite 313 is designed for use in high-humidity interior environments such as kitchens; Medite FR was developed specifically for use where a Class 1 flame retardant board is required under building regulations; and Medite II is used in areas with zero formaldehyde tolerance, such as hospitals and schools. Medite owns and operates MDF plants in Medford, Oregon and Las Vegas, New Mexico; its MDF plant in Clonmel, Republic of Ireland, is owned and operated by Medite of Europe Limited, a wholly-owned subsidiary of Medite.

         Medite's access to adequate and reliable wood fiber raw material supplies is a key aspect of its MDF operations. Medite/Europe has a long-term timber contract with the Irish State Forestry Company that provides for sufficient logs to supply the wood fiber needs of the Clonmel MDF plant, although Medite/Europe also currently utilizes lower-cost sawmill residues from local Irish suppliers for a portion of its fiber requirements. Wood chips, shavings and sawdust used as raw materials in the Oregon MDF plant have been provided principally by Medite's solid wood plants but are also generally available from other sources. Wood chips for the New Mexico MDF plant have historically been available from several sources within a 150-mile radius of the plant, although, due to decreased production by certain suppliers, Medite has continued to expand its supplier base to encompass a wider area. Other raw materials for MDF, principally resins and glues, are available from a variety of suppliers.

         Medite conducts substantial logging operations and owns approximately 167,000 acres of timberland, including 77,000 acres added since Medite was acquired by Valhi in 1984. Medite's timberlands contain approximately 645 million board feet ("MMBF") of generally second-growth merchantable timber, with the dominant species being Douglas Fir. The average annual timber growth rate is approximately 4%. Medite's timber holdings are within close proximity to its Oregon production facilities and are in relatively accessible terrain. Based on reported U.S. Government sales of comparable timber, the Company believes that Medite's timber and timberlands have a fair market value substantially in excess of their December 31, 1993 carrying value of $52 million.

         In June 1992, a fire destroyed Medite's veneer and chipping plant in Rogue River, Oregon. Replacement chipping operations resumed in July 1993 and replacement veneer operations resumed in January 1994. The new Rogue River facilities are designed to process the smaller second-growth timber expected to be available from company-owned timberlands on a longer-term basis. Veneer from this plant will serve the LVL industry as well as traditional plywood customers. Medite also owns and operates a stud lumber mill in White City, Oregon, which primarily produces 2x4 studs. As a result of the closure of its plywood operations in January 1993, Medite has a 105 acre site in Medford, Oregon which is held for sale.

         Strategy. Medite's primary strategic focus is to continue expansion in the growing market for MDF with particular emphasis on higher margin specialty products and to increase its presence in Europe and Mexico. Expanded MDF production capabilities will generally be directed to those regions providing attractive long-term availability of wood fiber. As discussed above, Medite has commenced an expansion of its Irish MDF plant. Medite also is placing emphasis on greater penetration of the growing market for MDF in Mexico, which readily can be served by Medite's plant in Las Vegas, New Mexico. In the U.S., where Medite anticipates further escalation of the cost of traditional sources of wood fiber, Medite is introducing alternative sources such as hardwoods and recycled wood products.

         Medite actively manages its fee timberlands in Oregon, which are a valuable resource as the shortage of Pacific Northwest public timber available for harvest is expected to continue for the foreseeable future. In this regard, Medite has adjusted its solid wood manufacturing operations to more closely parallel the timber available from company-owned lands on a longer-term basis, has increased its emphasis on the sale of logs, closed marginal manufacturing operations and has adopted a more sustained yield approach to harvesting timber from company-owned lands.

         Distribution and sale of products. MDF produced in Ireland by Medite/Europe is sold primarily to wholesalers and distributors of building products in European Union ("EU") countries, with the largest market being the United Kingdom. U.S.-produced products are sold primarily to wholesalers of building materials and are concentrated primarily in western states, with U.S. exports principally to Pacific Rim countries and Mexico. Logs are sold primarily to other Oregon mills. Medite's operations are not dependent upon one or a few customers, the loss of which would have a material adverse effect on this business segment. Medite's ten largest customers accounted for about one-fourth of its sales in each of the past three years. In 1993, the ten largest customers included eight companies in the U.S., one in Europe and one in the Far East. Five of the ten largest customers in 1993 were primarily MDF customers. Logging operations are seasonal due to inclement weather conditions during winter and spring months, however the production and sale of products is not particularly seasonal in nature.

         Markets for engineered wood products such as MDF are broader, more varied and less cyclical than those for traditional solid wood forest products. Sales of traditional forest products in the U.S. are largely dependent upon the strength of the housing industry, which historically has been cyclical in nature.

         Competition. The forest products industry is highly competitive, with price being a principal competitive factor. Transportation costs are also significant and generally limit the geographic market in which products are sold.

         Medite's MDF operations compete in the U.S. principally with a number of producers of MDF and other composite board products, and in the Pacific Rim with Australian, New Zealand and other U.S. manufacturers. Principal MDF competitors in the U.S. include Plum Creek, Sierra Pine, Louisiana Pacific Corp. and Wilamette Industries. In Europe, Medite competes principally with other EU producers, including the world's largest MDF producer, the Glunz Group. The cost of shipping products is significant and Medite may operate at a competitive disadvantage to certain other producers who are located closer to certain key Northern European markets. In addition, some of Medite's competitors may possess greater financial resources, including in some cases the financial support of the governments of the countries in which such competitors are located. Due to periodic declines in the value of the U.S. dollar relative to other currencies, Medite's Irish operations have also experienced periodic increases in competition from U.S. producers.

         According to industry sources, demand for MDF has increased at an average annual rate of about 15% over the last five years, with estimated worldwide consumption in 1993 double that of 1988. Medite believes demand will continue to grow at slightly lower rates in the foreseeable future and that demand for specialty MDF products will grow at a faster rate than for standard MDF products. Medite continues to emphasize marketing of its higher margin specialty MDF products, which accounted for approximately 20% of Medite's MDF sales dollars in 1993.

         Medite's solid wood operations compete primarily with numerous other producers in the Pacific Northwest. The Pacific Northwest forest products industry experiences competition from Canadian imports and, to a lesser extent, from producers in southern states.

         Environmental matters. Medite conducts an extensive forest management program with respect to company-owned timberlands, including selective harvest, reforestation and fertilization activities. Medite believes that its operations are in substantial compliance with existing permits relating to its facilities and does not anticipate spending significant amounts for facilities-related environmental matters in the near future.

         Trademarks and patents. Patents held for MDF products and production processes are believed to be important to Medite's MDF business activities. The Company's major MDF trademarks, Medite and Medex, are protected by registration in the United States and certain other countries with respect to the manufacture and sale of its products. Medite also has a non-exclusive world-wide license relating to application of resins in the manufacture of Medex.

         Employees. As of December 31, 1993, Medite employed approximately 670 persons, including 490 in the U.S. and 180 in Europe. Approximately one-fourth of U.S. employees and two-thirds of non-U.S. employees are represented by various labor unions. Employees of Medite's Oregon MDF plant are covered by a five-year collective bargaining agreement through September 1997, and employees at the Rogue River facility are covered under a three-year agreement through May 1996. Employees of Medite's Irish plant are covered by a collective bargaining agreement through March 1994. Negotiations are underway for a new three-year agreement and Medite believes it will be able to enter into a satisfactory new labor agreement with the union at the Irish plant. Medite believes that its labor relations are satisfactory.

         Governmental regulation. Medite's timber operations are subject to a variety of Oregon and, in some cases, federal laws and regulations dealing with timber harvesting, reforestation, endangered species, and air and water quality. These regulations generally require Medite to obtain operating permits and, in some cases, to file timber harvesting plans that must be approved by the Oregon Department of Forestry prior to the harvesting of timber. Medite does not expect that compliance with such existing laws and regulations will have a material adverse effect on Medite's timber harvesting practices. The U.S. Fish and Wildlife Service has designated the Northern Spotted Owl as a threatened species under the Endangered Species Act ("ESA"). Generally, habitat for Northern Spotted Owls is found in old-growth timber stands, compared to Medite's generally second-growth timber. Consequently, Medite believes the designation of the Northern Spotted Owl under the ESA will not have a material adverse effect on its timber harvesting practices. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions will not adversely affect Medite or its ability to harvest and sell logs or timber in the manner currently contemplated.

         The Federal Timber Contract Payment Modification Act of 1986 contains certain restrictions on the volume of timber that may be offered for sale pursuant to government contracts, and the volume of timber being offered for competitive bidding in Medite's area of operations has been significantly limited due to current government forest management plans, including the effect of court-imposed restrictions resulting from application of the ESA and litigation initiated by environmental groups.

         Risk of loss from fire or other casualties. Medite assumes substantially all risks of loss from fire and other casualties on its timberlands, as do the owners of most other timber tracts in the United States. Medite is a participant with state agencies and other timberland owners in cooperative fire fighting and aerial fire surveillance programs. The extensive roads on Medite's acreage also serve as fire breaks and facilitate implementation of fire control techniques and utilization of fire fighting equipment. Medite's various timber tracts are also somewhat geographically dispersed, which also reduces the possibility of significant fire damage. The only forest fire on Medite's timberlands of any significance during the past five years occurred in July 1992 and resulted in damage to approximately 1,200 acres, which were salvaged with minimal loss. Consistent with the past practices of Medite and the owners of most other timber tracts in the United States, Medite does not intend to maintain fire insurance in respect of standing timber.

FAST FOOD:

         Products and operations. Sybra, based in Atlanta, Georgia, operates approximately 160 Arby's restaurants clustered in four regions pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the second-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken and deli sandwiches, potato products and soft drinks. Arby's represents a niche segment of the fast food restaurant industry. Arby's recent national advertising campaign slogans include "Arby's is Different(C)" and "Different is Good(C)". New product development is important to the continued success of a restaurant system, and Sybra has introduced several new menu items in recent years including chicken, submarine and alternative roast beef sandwiches, curly fried potatoes and ice cream desserts. Total sandwich category items accounted for over 60% of Sybra's total sales during the past few years, and roast beef sandwiches currently account for approximately two-thirds of Sybra's sandwich sales.

         During the past three years, substantially all of the new restaurants opened were free-standing stores as will be all of the new stores planned for 1994. Sybra also continuously evaluates its individual stores and closes unprofitable stores when considered appropriate.

         Sybra's 160 Arby's restaurants at the end of 1993 represent a net increase of 101 stores from the 59 Arby's restaurants Sybra operated when it was acquired in 1979 by a predecessor of Valhi. Sybra has also remodeled over 40 stores during the past five years. Sybra currently expects a net increase in restaurants operated of two to five stores in 1994, as it plans to open six to ten new restaurants within its existing regions and to close four or five stores. The first new restaurant in 1994 opened in late February, and four existing stores were closed in January.

         Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will (i) continue its strong emphasis on operational details;
(ii) routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations; and, (iii) continue to follow its "clustering" concept in opening new stores in order to capitalize on the economies of scale realized in management and advertising as a result of geographic proximity. Sybra's exclusive Arby's development rights in the Dallas/Ft. Worth, Texas and Tampa, Florida areas, discussed below, provide future growth opportunities consistent with Sybra's store clustering concept. New stores are likely to be free-standing restaurants of Sybra's smaller design, which the Company has found generally to yield a greater rate of return. Sybra also plans to continue to increase market share in the fast food industry in its geographic markets through periodic promotions including the introduction of innovative menu items to complement its main product offerings.

         Properties. The following table summarizes by region the number of Arby's restaurants operated by Sybra at the end of the last three years.

                                                                                         DECEMBER 31,
                                                                                   ------------------------
                                                                                   1991      1992      1993
                                                                                   ----      ----      ----
Southwestern Region - Texas                                                          57        58        56
Northern Region:
  Michigan                                                                           49        49        49
  Illinois/Wisconsin                                                                  3         3         3
Eastern Region:
  Pennsylvania                                                                       22        22        23
  Maryland/Virginia                                                                  10         9         9
Southeastern Region - Florida                                                        17        19        20
                                                                                    ---       ---       ---

                                                                                    158       160       160
                                                                                    ===       ===       ===

         Of the 160 stores operated at the end of 1993, 115 were free-standing stores and the remaining 45 are located within regional shopping malls or strip shopping centers. Sybra leases 116 locations and owns the remainder. Lease terms vary with most leases being on a long-term basis and providing for contingent rents based on sales in addition to base monthly rents. At the end of 1993, the remaining term of individual store leases averaged six years and ranged up to 16 years. Approximately 90% of the leases of free-standing locations contain purchase and/or various renewal options at fair market values. Approximately 90% of the mall locations operate under leases which expire in the next five years and do not provide for renewal options. In most cases, Sybra expects that in the normal course of business leases can be renewed or replaced by other leases. The four stores closed in January 1994 were leased mall units. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate and regional office space in five states.

         Sybra has a Consolidated Development Agreement ("CDA") with Arby's, Inc., which replaced several prior Area Development Agreements. Under the CDA, Sybra has exclusive development rights within certain counties in the Dallas/Fort Worth and Tampa areas and is required to open an aggregate of 31 stores in its existing markets during the five year term (1993 - 1997) of the CDA. At December 31, 1993, Sybra had opened three stores pursuant to the CDA. Sybra currently anticipates that its expansion program will enable it to retain its exclusive Dallas/Ft. Worth and Tampa development rights over the term of the CDA. Sybra does not have any other territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates.

         Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization.
ARCOP facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees. Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food and supplies costs and avoids franchisor conflicts of interest.

         License terms and royalty fees. The 27-year relationship between Sybra and Arby's, Inc. is governed principally by licenses relating to each restaurant location. Generally, such franchise agreements require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate of 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 45% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.6% to 2.7% of sales in each of the past three years. Sybra's average royalty rate is expected to increase over time as new stores are opened or existing 20-year licenses are renewed at then-prevailing royalty rates. The first of Sybra's 20-year licenses expires in 2003.

         In 1993, an investment group purchased a controlling interest in Triarc Company (formerly DWG Corporation), the parent company of Arby's, Inc. Sybra believes that the change in ownership of Triarc is a positive development for the Arby's system.

         Advertising and marketing. For the past several years, Sybra has directed about 7 1/2% of its total restaurant sales toward marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (up to 1.2%) of their gross revenues as dues to AFA. In return, AFA provides franchisees creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Although Arby's, Inc., as an operator of Arby's restaurants, is a member of AFA, the direction and management of AFA is principally controlled by the member franchisees. Sybra and other franchisees currently contribute .7% of their gross revenues to AFA. In addition to the AFA contribution, Sybra devotes approximately 3% of its restaurant sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 3 1/2% of its restaurant sales to local advertising, including outdoor advertising and electronic media.

         Competition and seasonality. The fast food industry is extremely competitive and subject to pressures from major business cycles and competition from many established and new restaurant concepts. According to industry data, there is a significant disparity in the revenues and number of restaurants operated by the largest restaurant systems and the Arby's system. As a result, some organizations and franchised restaurant systems have significantly greater resources for advertising and marketing than the Arby's restaurant system or Sybra, which is an important competitive factor. Sybra's response to these competitive factors has been to cluster its stores in certain geographic areas where it can achieve economies of scale in advertising and other activities.

         Operating results of Sybra's restaurants have historically been affected by both retail shopping patterns and weather conditions. Accordingly, Sybra historically has experienced its most favorable results during the fourth calendar quarter (which includes the holiday shopping season) and its least favorable results during the first calendar quarter (which includes winter weather, which can be adverse in certain markets).

         Employees. As of December 31, 1993, Sybra had approximately 4,000 employees, of which 3,400 were part-time employees. Approximately 3,900 employees work in Sybra's restaurants and the remainder work in its corporate or regional offices. Sybra's employees are not covered by collective bargaining agreements, and Sybra believes that its relationship with its employees is satisfactory.

         Governmental regulation. Various federal, state and local laws affect Sybra's restaurant business, including laws and regulations relating to health, sanitation, employment and safety standards and local zoning ordinances. Sybra has not experienced and does not anticipate unusual difficulties in complying with these regulations. Sybra does not expect that remedial costs, if any, related to compliance with the Americans with Disabilities Act will be material. Sybra is subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime and other working conditions. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Further increases in the minimum wage rate (last increased in April 1991) and any mandatory medical insurance benefits to part-time employees, both of which are favored by the Clinton Administration, would increase Sybra's labor costs. Although Sybra's competitors would probably experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

HARDWARE PRODUCTS:

         Products, operations and properties. National Cabinet Lock, headquartered in Mauldin, South Carolina, manufactures low and medium- security locks, drawer slides, computer keyboard support arms and other components for furniture and a variety of other applications. Lock products accounted for approximately 40% of National Cabinet Lock's sales in 1993 with the other products constituting approximately 60%. National Cabinet Lock believes its products compete in relatively well-defined niche markets. The Company also believes that it is the second- largest U.S. cabinet lock producer, that it is the largest Canadian producer of drawer slides and that it is the largest supplier of computer keyboard support arms to the North American office furniture manufacturing market.

         Locks are manufactured, assembled and packaged by National Cabinet Lock in Mauldin, South Carolina, and by a subsidiary in Mississauga, Ontario, Canada. Waterloo Furniture Components Limited, another Canadian subsidiary, produces drawer slides and computer keyboard support arms for distributor and industrial markets at a plant located in Kitchener, Ontario, Canada. The Kitchener and Mauldin plants are owned, and the Mississauga facility is leased through 1997. National Cabinet Lock markets its products primarily through its own sales organization as well as select manufacturers' representatives.

         Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. Strip steel is the major raw material used in the manufacture of hardware and stamped metal products. These raw materials are purchased from several suppliers and are readily available.

         Strategy. National Cabinet Lock will seek to maintain its relatively high margins through improved manufacturing efficiency and through development of specialty, higher margin products engineered to customer specification and to capitalize on future opportunities that may emerge to enter into longer-term contracts with niche original equipment manufacturers. National Cabinet Lock will also seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of the replacement lock market.

         Competition and customer base. Competition in National Cabinet Lock's markets is based on product features, customer service, quality, distribution channels and consumer brand preferences. Approximately 30% of National Cabinet Lock's lock sales are made through its STOCK LOCKS distribution program, a program the Company believes offers a competitive advantage because delivery generally is made within 72 hours. Most of National Cabinet Lock's remaining sales are to original equipment manufacturers' specifications. The Company's major competitors include Chicago Lock, Hudson Lock and Fort Lock (locks), Accuride and Hettich/Grant (drawer slides) and Weber Knapp and Jacmorr (computer keyboard support arms). National Cabinet Lock also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. National Cabinet Lock does not believe it is dependent upon one or a few customers, however, select furniture manufacturers and a government agency lock purchaser are important customers. National Cabinet Lock's ten largest customers accounted for about one-third of its sales in each of the past three years, with the largest customer less than 10% in each year. In 1993, seven of the ten largest customers were located in the U.S. with three in Canada. Of such customers, nine were primarily purchasers of Canadian-produced products and one was a U.S. lock customer.

         Patents and trademarks. National Cabinet Lock holds a number of patents relating to its hardware products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock and STOCK LOCKS, which the Company believes are well recognized in the hardware products industry.

         Employees. As of December 31, 1993, National Cabinet Lock employed approximately 600 persons, of which 230 were in the United States and 370 were in Canada. Approximately 60% of Canadian employees are covered by a three-year collective bargaining agreement expiring in February 1997. National Cabinet Lock believes that its labor relations are satisfactory.

         Environmental matters. National Cabinet Lock's operations are subject to various federal, state, provincial and local provisions regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. National Cabinet Lock does not believe future expenditures to comply with these regulations will be material.

OTHER:

         Foreign operations. The Company has substantial operations and assets located outside the United States, primarily in Canada (National Cabinet Lock) and Ireland (Medite). Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. Medite/Europe maintains a multi-currency revolving credit agreement to mitigate exchange rate risk on receivables and has also entered into certain forward contracts to mitigate exchange rate risk on certain equipment purchase commitments related to the expansion of its MDF plant. See Note 20 to the Company's Consolidated Financial Statements.

         The Company's unconsolidated affiliates also have substantial foreign operations, as discussed elsewhere herein.

         Environmental matters. The Company has been subject to environmental regulatory enforcement or litigation under various statues, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), arising out of past disposal practices. In some cases the Company has voluntarily undertaken cleanup activities at various sites, while in some cases the Company has been named as a potentially responsible party ("PRP") pursuant to CERCLA or state counterparts to CERCLA. Typically these proceedings seek cleanup costs, damages for personal injury or property damage, or both. While the Company may be jointly and severally liable for such costs, in most cases the Company is only one of a number of PRPs who are also jointly and severally liable. The extent of CERCLA or other similar liability cannot be determined until a remedial investigation and feasibility study is complete, the applicable environmental authority issues a record of decision and costs are allocated among PRPs.

         The Company has been named as a PRP pursuant to CERCLA at one Superfund site in Indiana and has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site, both of which involve operations no longer conducted by the Company. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $43.5 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31,

1993, the Company had accrued $2.3 million in respect of such matters, which accrual does not reflect any amounts which the Company could recover from insurers or other third parties and is near the Company's estimate of the upper end of range of possible costs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

         Other environmental matters relating to the Company's consolidated business segments and to its unconsolidated affiliates are discussed in the respective business sections elsewhere herein.

         Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries or unconsolidated affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company also evaluates the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future.

         The Company and other entities that may be deemed to be controlled by or affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. In a number of instances, the Company has actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage, and redeployment of capital to more productive assets. In other instances, the Company has disposed of the acquired interest in a company prior to gaining control. The Company intends to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing the indebtedness of Valhi, its subsidiaries and related companies.

         Other. Through June 1989, Valmont Insurance Company, a wholly-owned captive insurance subsidiary of Valhi, reinsured workers' compensation and employers' liability, auto liability, and comprehensive general liability risks of Valhi and certain affiliates. Through April 1989, Valmont assumed certain third-party reinsurance business, primarily property, marine and casualty risks from insurance subsidiaries of other industrial firms, and a small amount of U.S. quota share property and casualty risks. Valmont currently writes certain miscellaneous direct coverages of Valhi and affiliates. All of Valmont's third-party reinsurance risks are on a runoff basis.

         The Company, through a general partnership, has an interest in certain medical-related research and development activities pursuant to sponsored research agreements. See Note 19 to the Company's Consolidated Financial Statements.

UNCONSOLIDATED AFFILIATES - NL INDUSTRIES, INC. AND TREMONT CORPORATION:

         NL and Tremont file periodic reports with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following information with respect to NL (Commission file number 1-640) and Tremont (Commission file number 1-10126) has been summarized from such reports, which contain more detailed information concerning the respective businesses, results of operations and financial condition of NL and Tremont.

         At the end of 1993, the net carrying value of the Company's investment in NL was $60 million ($2.43 per share) and in Tremont was $15 million ($4.17 per share).

NL INDUSTRIES

         General. NL, headquartered in Houston, Texas, is an international producer and marketer of titanium dioxide pigments ("TiO2") through its wholly-owned subsidiary, Kronos, Inc. NL also produces specialty chemicals, primarily rheological additives, through its wholly-owned subsidiary, Rheox, Inc. Kronos is the world's fourth-largest TiO2 producer, with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1993 sales volume was in Europe, where Kronos is the second-largest producer of TiO2. In 1993, Kronos accounted for 87% of NL's sales and 58% of its operating income.

         TiO2 products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world. Demand, supply and pricing of TiO2 have historically been cyclical and the last cyclical peak for TiO2 prices occurred in early 1990. While TiO2 prices are currently approximately one-third below those of the last cyclical peak, NL believes the TiO2 industry has significant long-term potential. However, NL expects that the TiO2 industry will continue to operate at lower capacity utilization levels over the next few years relative to the high utilization levels prevalent during the late 1980's, primarily because of the slow recovery from the worldwide recession and the impact of capacity additions since the late 1980's. The economic recovery has been particularly slow in Europe, where a significant portion of Kronos' TiO2 manufacturing facilities are located. Kronos has an estimated 17% share of European TiO2 sales and an estimated 9% share of the U.S. market. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for pigment consumption.
However, if the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries. Kronos believes it is well positioned to participate in the Eastern European market.

         NL currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Major TiO2 customers include international paint, paper and plastics manufacturers. NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly affected TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

         Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, about one-half of Kronos' 1993 TiO2 sales were to Europe, with approximately two-fifths to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company NL formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada and its sales and marketing activities in over 100 countries. NL believes the KII structure allows it to capitalize on expertise and technology developed in Germany over a 60-year period.

         Kronos is also engaged in the mining and sale of ilmenite ores (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater and in the manufacture of iron pigments.

         TiO2 manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using either the chloride and sulfate pigment production processes. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by the chloride process pigments has increased relative to sulfate process pigments. About two-thirds of Kronos' current production capacity is based on an efficient chloride process technology.

         Kronos currently has four TiO2 plants in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway), a plant in Varennes, Quebec, Canada and, through the manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana which commenced production in 1992. Prior to October 1993, Kronos owned all of the Louisiana plant. Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The Leverkusen plant, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement, which expired in 1991 and to which an extension through 2011 has been agreed to in principle, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen plant. Both the lease and supplies and services agreement restrict NL's ability to transfer ownership or use of the Leverkusen plant. Kronos also has a governmental concession through 2007 to operate its ilmenite mine in Norway.

         Kronos produced approximately 352,000 metric tons of TiO2 in 1993, compared to 358,000 metric tons in 1992 and 293,000 metric tons in 1991. The increase in production during 1992 was primarily at Kronos' chloride process plants, including Lake Charles, and Kronos achieved record production levels of chloride process pigments in 1992 through improved operational efficiencies.
In response to weakened demand, production rates were reduced in late 1992 and during 1993 in order to reduce inventory levels. Kronos believes its annual attainable production capacity is approximately 380,000 metric tons, including its one-half interest in the Louisiana plant. NL believes such capacity is sufficient to provide Kronos with the capability to meet current market requirements and continue its worldwide presence in future years.

         The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and rutile. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp. Natural rutile ore is purchased from a number of sources.

         The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1993. Kronos' mine is also a major commercial source of rock ilmenite for other sulfate process producers in Europe, and NL believes the mine supplies almost 40% of aggregate European demand, including NL, for sulfate feedstock. Kronos also purchases sulfate grade ilmenite slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

         Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate in the near- term; however tightening supplies for the chlorine process may be encountered in the late 1990's. Kronos does not anticipate experiencing any interruptions of its raw material supplies.

         TiO2 manufacturing joint venture. In October 1993, Kronos formed a manufacturing joint venture with Tioxide Group, Ltd., a wholly- owned subsidiary of Imperial Chemicals Industries PLC. The joint venture, which is equally owned by subsidiaries of Kronos and Tioxide, owns and operates the Louisiana chloride process TiO2 plant formerly owned by Kronos. Under the terms of the joint venture and related agreements, Kronos contributed the plant to the joint venture, Tioxide paid an aggregate of approximately $205 million, including its tranche of the joint venture debt, and Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Production from the plant is being shared equally by Kronos and Tioxide pursuant to separate offtake agreements. The manufacturing joint venture is intended to be operated on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's operating expenses (fixed and variable costs of production and interest expense). Kronos' share of the fixed and variable production costs are reported as cost of sales as the related TiO2 acquired from the joint venture is sold, and its share of the joint venture's interest expense is reported as a component of NL's consolidated interest expense.

         A supervisory committee, composed of two members appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the day-to-day operations of the joint venture acting under the direction of the supervisory committee.

         Specialty chemicals operations. Rheological additives produced by Rheox control the flow and levelling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox believes that it is the world's largest producer of rheological additives for solvent-based systems, supplying approximately 40% of the worldwide market, and is also a supplier for rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for approximately 90% of Rheox's sales in 1993, with the remainder principally rheological additives for water-based systems. Rheox has introduced a number of new products during the past three years, many of which are for water-based systems, which currently represent a larger portion of the market than solvent-based systems and which Rheox believes, in the long term, will account for an increasing portion of the market. Rheox also focused on product development for environmental applications with new products introduced for de-inking recycled paper and soil stabilization at contaminated sites. Rheox's plants are in Charleston, West Virginia, Newberry Springs, California, St. Louis, Missouri, Livingston, Scotland and Nordenham, Germany.

         The primary raw materials utilized in the production of rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser, which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from company-owned reserves in Newberry Springs, California, which NL believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture company 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources in the United States and abroad. Rheox has a supply contract with a manufacturer of these products, which may not be terminated without 180 days notice by either party.

         Competition. The TiO2 industry is highly competitive. During the late 1980's worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity. In the past few years, supply has exceeded demand, in part due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980's, have had a negative impact since prices peaked in early 1990. Worldwide capacity additions in the TiO2 market are slow to develop because of the significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction.

         Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being a most significant competitive factor. Kronos has an estimated worldwide TiO2 market share of 11% (17% in Europe and 9% in the U.S), and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada. Kronos' principal competitors are E.I. du Pont de Nemours & Co.; Tioxide; Hanson PLC (SCM Chemicals); Kemira Oy; Bayer AG and Ishihara Sangyo Kaisha, Ltd. These six competitors have estimated individual worldwide market shares ranging from 5% to 21%, and an aggregate estimated 65% share. Du Pont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

         Kronos has substantially completed a major environmental protection and improvement program commenced in the early 1980's to replace or modify its European TiO2 production facilities for compliance with various environmental laws by the respective effective dates. All of Kronos' European plants now use either the low-waste yielding chloride process, or the sulfate process with reprocessing or neutralization of waste acid. Kronos has commenced construction of a $25 million waste acid neutralization/synthetic gypsum manufacturing facility for its Canadian sulfate process TiO2 plant, which is expected to be completed in mid-1994. Although these upgrades increased operating costs, they are expected to reduce future capital expenditures that Kronos would otherwise need to incur as environmental standards are increased. NL believes that certain competitors have not upgraded their facilities and are expected to do so in the future or be forced to curtail production due to lack of environmental compliance.

         Competition in the specialty chemicals industry is generally concentrated in the areas of product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are LaPorte PLC, Sud Chemie AG and Akzo NV. Principal competitors for water-based systems are Rohm and Haas

Company, Hercules Incorporated, The Dow Chemical Company and Union Carbide Corporation.

         Research and development. NL's annual expenditures for research and development and technical support programs have averaged approximately $10 million during the past three years, with Kronos accounting for about three-fourths of the annual totals. Research and development activities related to TiO2 are conducted principally at the Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the United States and directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

         Patents and trademarks. Patents held for products and production processes are believed to be important to NL and contribute to the continuing business activities of Kronos and Rheox. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe is restricted until October 1996. NL's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

         Foreign operations. NL's chemical businesses have operated in international markets since the 1920's. Most of Kronos' current production capacity is located in Europe and Canada and about one-third of Rheox's sales in the past three years have been attributable to European production. Approximately three-quarters of NL's 1993 consolidated sales were attributable to non-U.S. customers, including over 10% attributable to customers in areas other than Europe and Canada.

         Political and economic uncertainties in certain of the countries in which NL operates may expose NL to risk of loss. NL does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. NL cannot predict, however, whether events of this type in the future could have a material effect on its operations. NL's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate. See "Regulatory and environmental matters."

         Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters. Sales of rheological additives are influenced by the worldwide industrial protective coatings industry, where second calendar quarter sales are generally the strongest.

         Employees. As of December 31, 1993, NL employed approximately 3,200 persons (excluding the joint venture employees), with 400 employees in the United States and 2,800 at sites outside the United States. Hourly employees in production facilities worldwide are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are satisfactory.

         Regulatory and environmental matters. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to achieve compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect NL's production, handling, use, storage, transportation, sale or disposal of such substances.

         NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and CERCLA, as well as the state counterparts of these statutes. NL believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European plants are in substantial compliance with applicable environmental laws.

         While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the EU. Germany, Belgium and the United Kingdom, members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. Rheox believes it is in substantial compliance with environmental regulations in Germany and the United Kingdom.

         In order to reduce sulfur dioxide emissions into the atmosphere, Kronos is installing off-gas desulfurization systems at its German plants at an estimated cost of approximately $24 million. The manufacturing joint venture is installing an off-gas desulfurization system at its Louisiana plant at an estimated cost of $15 million. The German systems are expected to be completed in 1996 and the Louisiana system is scheduled for completion in 1995.

         Kronos' ilmenite mine near Hauge i Dalane had a permit for the offshore disposal of tailings through February 1994. In February 1994, Kronos completed a $15 million onshore disposal system to replace the offshore disposal of tailings. Onshore disposal will result in a modest increase in the mine's operating costs.

         The Quebec provincial government is an environmental regulatory body with authority over Kronos' Canadian TiO2 production facilities, which currently consist of plants utilizing both the chloride and sulfate process technologies. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its Canadian sulfate process TiO2 plant into the St. Lawrence River until June 1994, at which time Kronos' new $25 million waste acid neutralization facility is expected to be completed. In January 1993, the Quebec provincial government granted a permit to Kronos to construct the facility and established the future permit parameters, which Kronos will be required to meet upon completion of the facility.

         Notwithstanding the above-described agreement, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. NL has moved to dismiss the case on constitutional grounds, and believes that this charge is inconsistent with the extension granted by provincial authorities referred to above.

         NL's future capital expenditures related to its ongoing environmental protection and improvement programs, including those described above, are currently expected to be approximately $75 million, including $30 million in 1994.

         NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 80 governmental enforcement and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by NL, many of which are on the U.S. Environmental Protection Agency's Superfund National Priority List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition to the matters noted above, certain current and former facilities of NL, including several divested secondary lead smelter and former mining locations, are the subject of environmental investigations or litigation arising out of industrial waste disposal practices and mining activities.

         The extent of NL's CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs of such matters. At December 31, 1993, NL had accrued $70 million in respect of those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $105 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

         NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint business, there can be no assurance that additional similar litigation will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. One such bill that would subject lead pigment manufacturers to civil liability for damages caused by lead- based paint on the basis of market share, and extends certain statutes of limitations, passed the Massachusetts House of Representatives in 1993. The same bill has been re-introduced in the Massachusetts legislature in 1994. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Any liability that may result is not reasonably capable of estimation by NL.

         NL has filed declaratory judgment actions against various insurance carriers seeking costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. To date, one court has granted NL's motion for summary judgment and ordered an insurance carrier to pay to NL the reasonable costs of defending certain of NL's lead pigment cases. The courts have not made any rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation or on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than the rulings to date, the issue of whether insurance coverage for defense costs or indemnity, or both, will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not included amounts in any accruals in anticipation of insurance coverage for lead pigment or environmental litigation.

TREMONT CORPORATION

         General. Tremont, based in Denver, Colorado, conducts its titanium metals operations through its 75%-owned subsidiary, Titanium Metals Corporation ("TIMET"), an integrated producer of titanium metal products. TIMET is presently one of the four major U.S producers of titanium metal products and has an estimated one-third share of the U.S. market. Tremont also holds 9.1 million NL shares, or 18% of NL's outstanding common stock, and reports its interest in NL by the equity method.

         Products, operations, and properties. Titanium has a unique combination of strength, light weight, stability at high temperatures and resistance to corrosion, which makes it highly desirable for certain applications. The aerospace industry (including airframe and engine construction) has historically accounted for approximately three-fourths of U.S. titanium mill products consumption. Consequently, the activity in the highly cyclical aerospace industry has a significant effect on the overall sales and profitability of the titanium industry. The titanium metals business continues to be significantly and adversely affected by, among other things, weak demand within the military and commercial aerospace markets and excess worldwide production capacity. Adverse selling price pressures have been exacerbated by the increasing availability of relatively inexpensive titanium scrap, sponge and mill products principally from Russia and other countries of the former Soviet Union (the Commonwealth of Independent States or "CIS"). Tremont expects that TIMET's and the industry's production levels and shipments over the next few years will remain substantially lower than the peak levels of the late 1980's and 1990.

         TIMET's titanium products are used in a wide variety of commercial and industrial applications, including commercial and military aircraft, chemical processing equipment, power generation facilities, medical applications and sports equipment. Titanium sponge, so called because of its appearance, is the elemental form of titanium metal used in processed titanium products and is produced by TIMET at its Nevada plant, described below. Titanium ingot results from melting sponge and/or scrap, often with various other alloying elements, while titanium wrought products are forged, rolled and/or extruded from ingot and/or cast slab. TIMET sends certain products to outside vendors for further processing, including hot rolling of titanium strip. Over 90% of TIMET's sales in the past three years were generated from the sale of titanium ingot and wrought products.

         TIMET owns and operates a 22 million pound (10,000 metric ton) annual rated capacity vacuum distillation process ("VDP") titanium sponge production facility in Henderson, Nevada. The VDP plant commenced production in early 1993 and has received substantially all necessary aerospace qualifications. TIMET expects to operate the VDP plant at approximately 60% of capacity during 1994. In December 1993, Union Titanium Sponge Corporation ("UTSC"), a consortium of Japanese companies that provided the advanced technology and a majority of the financing for the VDP plant, converted its $75 million of TIMET debentures into 25% of TIMET's outstanding voting common stock. UTSC has the right to acquire up to approximately 20% of TIMET's annual production capacity of VDP sponge at agreed-upon and formula-determined prices. TIMET also has a 32 million pound (14,500 metric ton) annual capacity titanium sponge plant at its Henderson site which utilizes the older Kroll-leach production process. TIMET expects to temporarily close this plant in 1994 and expects that it will remain closed until market conditions significantly improve.

         The titanium sponge produced at Henderson is used as the basic raw material for a 28 million pound (12,700 metric ton) annual capacity ingot facility also at the Nevada plant. Titanium wrought products are produced at TIMET's forging and rolling facility in Toronto, Ohio, which receives titanium ingots from the Nevada plant and titanium slab from 50%-owned Titanium Hearth Technologies ("THT"). Wrought products are also produced at TIMET's finishing facility in Morristown, Tennessee. TIMET has operated below production capacity during the past three years in response to lower demand levels. In 1993, the Nevada plant operated at about 50% of capacity, down from about 80% of capacity in 1992, while the Ohio and Tennessee facilities operated at 70% and 60%, respectively, of capacity in 1993, which approximated 1992 levels.

         THT, a TIMET and Axel Johnson Metals, Inc. joint venture formed in 1992, owns and operates a 12 million pound (5,400 metric ton) annual capacity cold hearth melting furnace formerly owned by Axel Johnson. TIMET has committed to have THT perform a substantial percentage of TIMET's requirements for melting certain titanium products. THT also provides melting services to unrelated parties.

         In March 1993, TIMET and Compagnie Europeenne du Zirconium ("CEZUS"), a French company, executed a series of agreements by which, following a transition period of approximately two years, TIMET expects to acquire CEZUS' titanium business and CEZUS would become an exclusive TIMET subcontractor, primarily for titanium melting and forging, pursuant to a long-term agreement. Any such acquisition is subject to, among other things, approval of the French Ministry of Finance. As part of the agreements, TIMET will generally be entitled to receive, or be obligated to pay (subject to certain limitations), 50% of the net income or loss of CEZUS's titanium business in 1994.

         TIMET has three service centers in the U.S. and two in Europe which maintain supplies of mill products for customer sales in their respective regions. Most of these service centers are located near major customers and have secondary shearing, cutting and machining capabilities to tailor mill products to meet customers' specifications. TIMET believes its service center network provides a competitive advantage.

         Raw materials. The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and coke. Chlorine, magnesium and coke are generally available from a number of suppliers. Titanium-containing rutile ore is currently available from a limited number of suppliers around the world, and substantially all of TIMET's rutile ore is currently purchased from Australian suppliers. While TIMET believes the availability of titanium-containing rutile ore is adequate in the near-term, tightening supplies may be encountered in the late 1990's. TIMET does not anticipate experiencing any interruptions of its raw material supplies. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

         Market and customer base. A majority of TIMET's sales in 1993 were to customers in the aerospace industry. TIMET expects that a majority of its 1994 sales will be to this sector but that industrial markets will represent an increasing portion of its sales over the next few years. TIMET's long-term goal is to transition from a dependence on aerospace markets to a closer balance between aerospace and industrial markets, in part because TIMET does not expect a return in government defense aerospace spending to prior levels and does not expect commercial aerospace spending to increase substantially over the next few years. TIMET does, however, expect a long-term increase in demand for new commercial aircraft, a significant portion of which is expected to be met by wide-body aircraft which use more titanium than narrow-body aircraft. Sales to industrial markets of titanium plate, strip and tube, which currently account for approximately 45% of TIMET's sales, are improving as the utility, desalination, and certain other industries increase capital spending. TIMET's five largest customers accounted for an aggregate of approximately 20% to 25% of its sales in each of the past three years.

         Competition. The worldwide titanium metals industry is highly competitive. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules. TIMET believes that the trademark TIMET, which is protected by registration in the U.S. and other countries, is significant to its business.

         Over 70% of TIMET's sales in the past three years were to customers in the U.S. where its principal competitors are Oregon Metallurgical Corporation ("Oremet"), RMI Titanium Company and Teledyne Allvac. TIMET estimates its share of U.S. sponge production capacity at the end of 1993 approximated 75%, including 40% related to its older Kroll-leach process plant. TIMET, Oremet, RMI and Teledyne Allvac represent an estimated aggregate 80% of U.S. sales of titanium mill products, and TIMET believes it has the largest share of these producers.

         TIMET competes with a number of non-integrated producers that produce titanium products from sponge, ingot and slab purchased from outside vendors (including TIMET and THT), and to a lesser extent with foreign integrated producers located primarily in Japan and Europe. While the mill product production of Japanese and European titanium producers is approximately one-half that of the U.S. titanium producers, they are significant competitors in international markets. Until recently, imports of foreign titanium products into the U.S. have not been significant, however, imports of titanium sponge and scrap, principally from the CIS, increased during 1991 and 1992 and substantially increased in 1993. TIMET purchased a considerable volume of CIS sponge in 1993 for use in producing certain industrial products.

         Historically, Russia and other members of the CIS have not been significant competitors as their titanium products were largely consumed internally. However, TIMET believes these producers are likely to become more significant competitors in the future. Although accurate information regarding the CIS's titanium industry is not readily available, TIMET believes the CIS's sponge production capacity and actual 1993 production may be as much as one-half of aggregate worldwide levels. The CIS is also known to have significant melting and wrought product production capacity. Although imports of CIS sponge have increased in recent years, TIMET believes the majority of the sponge produced in the CIS continues to be consumed internally.

         In September 1993, President Clinton issued an Executive Proclamation granting to Russia the status of "beneficiary developing country" under the U.S. trade laws. This had the effect of eliminating or reducing the tariffs on many products imported from Russia, including the elimination of tariffs on most wrought titanium products (excluding titanium ingot, slab and billet). A petition filed by a group of U.S. titanium producers (including TIMET) to reverse this action is currently pending. At present, there is no duty on titanium scrap from Russia, while titanium sponge from Russia (as well as from the other CIS sponge-exporting states, Ukraine and Kazakhstan) carries both regular and antidumping duties. TIMET understands the Ukraine sponge plant was temporarily closed in late 1993. The level of this antidumping duty is currently under review by the Department of Commerce at the request of TIMET and the other integrated U.S. titanium producer.

         Entry as an integrated titanium producer would require significant capital investment and substantial technical expertise. However, producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities which could be modified to produce titanium products. Titanium mill products also compete with certain stainless steels and nickel alloy mill products in industrial applications.

         Research and development. TIMET's annual research and development expenditures have averaged $2 million during the past three years and are directed primarily towards improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications and searching for new uses of titanium products.

         Employees. At December 31, 1993, TIMET employed approximately 1,050 persons in the U.S. (down from 1,150 at the end of 1992) and 20 persons in Europe. Substantially all of TIMET's production and maintenance workers at its facilities in Nevada and Ohio are represented by the United Steel Workers of America. A strike of approximately 400 union workers at the Nevada facility commenced in October 1993 at the expiration of their contract. TIMET has unilaterally implemented its last contract proposal that includes modest wage increases, enhanced profit sharing opportunities and pension improvements over the life of the contract along with changes in TIMET's medical program and work rules. The union work stoppage has not materially impacted TIMET's production activities, as production is continuing during the strike utilizing salaried personnel and outside contract labor. The Ohio union contract, as extended in January 1994, expires in July 1994. During this period TIMET and the union will negotiate towards a new agreement and evaluate possible relocations of certain work and/or equipment to other TIMET locations or outside vendors.

         Regulatory and environmental matters. Tremont's operations conducted through TIMET are governed by environmental and worker safety laws and regulations. TIMET maintains procedures designed to ensure compliance with such laws, including those relating to raw material and product storage, atmospheric emissions, effluent discharge, waste disposal and environmental reporting and recordkeeping. In the area of environmental protection and compliance, TIMET's annual capital expenditures averaged over $1 million during the past three years, and its 1994 capital budget provides for such capital expenditures of less than $1 million.

         TIMET is and has been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of environmental and worker safety laws and regulations. In addition, in connection with TIMET's operation in Nevada, it handles substantial quantities of a material regulated as an extremely hazardous substance under the emergency planning and community right- to-know requirements of CERCLA. Although TIMET's policy is to comply with all such applicable laws, some risk of environmental and other damage is inherent in TIMET's operations and products, as it is with other companies engaged in similar businesses. Moreover, it is possible that future developments, such as implementation of stricter requirements under the environmental laws, worker safety laws, and enforcement policies thereunder, could bring into question the production, handling, use, storage, transportation, sale or disposal of TIMET's products and their by-products. Such developments could result in additional, presently unquantifiable, costs or liabilities to TIMET.

         TIMET's foreign operations are similarly subject to foreign laws respecting environmental and worker safety matters, which laws are generally less stringent than their U.S. counterparts and which have not had, and are not presently expected to have, a material adverse effect on TIMET.

         TIMET holds 32% of the outstanding common stock of Basic Investments, Inc. ("BII"). BII and its subsidiaries, including Basic Management, Inc. ("BMI"), provide utility services to, and owns property adjacent to, TIMET's plant at Henderson, Nevada (the "BMI Complex"). The other principal owners of BII, including Kerr McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali Company, Inc., also operate facilities in the BMI Complex. Each of such companies, along with certain other companies that previously operated facilities in the BMI Complex, have executed an agreement with the Nevada Division of Environmental Protection ("NDEP") providing for a phased assessment of the environmental condition of the BMI Complex and each of the individual company sites. Phase I reports have been submitted to the NDEP. Negotiations between the NDEP and the BMI Complex companies over the scope of any necessary sampling and analysis, and the allocation of the costs therefor, are ongoing at this time. TIMET has accrued anticipated expenses in connection with the ongoing investigation. While no determination has been made with respect to the need for, or scope of, any environmental remediation at this site, there can be no assurance that TIMET will not incur some liability for any remediation costs which may result.

         In 1993, Tremont entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at an abandoned barite mining property in Arkansas. The settlement agreement, among other things, requires Tremont to undertake a remediation/reclamation program during 1994 at an approximate cost of $1 million.

         In 1993, TIMET discovered an anomaly in certain alloyed titanium material manufactured by TIMET for shipment to a jet engine manufacturer, resulting from tungsten-contaminated master alloy sold to TIMET by a third-party vendor and used as a alloying addition to its titanium material. The engine manufacturer has taken the precaution of requiring the inspection, and, in certain cases, the remelting, reprocessing and reinspection, of all titanium material that might have been manufactured using potentially contaminated master alloy from this vendor (which also includes titanium produced by another major U.S. titanium manufacturer that purchased master alloy from the same supplier). TIMET has accrued its estimate of out-of-pocket expenses in connection with this on-going investigation. TIMET believes that any liability for costs or damages incurred by TIMET and/or its customers in this matter should ultimately rest with the supplier of the defective master alloy. TIMET maintains substantial general liability insurance coverage against claims of this nature that it currently believes would cover most of any such claims in the event it were unable to recover from the master alloy supplier.

         Other. BII is actively engaged in efforts to develop for commercial, industrial and residential purposes approximately 3,000 acres of land surrounding the BMI Complex in Henderson, a suburb of Las Vegas. Any such development by BII would be in conjunction with TIMET and the other BII stockholders who hold water rights necessary for any development of such lands. The use of the water rights for this purpose is subject to governmental approval, which approval Tremont understands BII expects to receive during the first half of 1994. TIMET is also pursuing the possible commercial development of approximately 80 acres of unused land surrounding its Nevada plant, either independently or as a part of BII's land development activities.

         Indirect wholly-owned captive insurance subsidiaries of Tremont (collectively, "TRE Insurance") reinsured certain comprehensive general liability, auto liability, workers' compensation and employers' liability risks of NL (which then included both Tremont and Baroid) through June 1988, and also participated in various third party reinsurance treaties through December 1988. TRE Insurance's reinsurance business is on a runoff basis. NL, Baroid (now a Dresser subsidiary) and TRE Insurance are parties to insurance sharing agreements whereby NL and Baroid will reimburse TRE Insurance with respect to certain loss payments and reserves established by TRE Insurance that (i) arise out of claims against NL and Baroid and (ii) are subject to payment by TRE Insurance under certain reinsurance contracts. Also, TRE Insurance will credit NL and Baroid with respect to certain underwriting profits or recoveries, if any, that TRE Insurance receives from independent reinsurers that relate to NL and Baroid.

ITEM 2.  PROPERTIES

         Valhi leases approximately 34,000 square feet of office space for its principal executive offices in a building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697.

         The principal properties used in the operations of the Company, NL and Tremont are described in the applicable business sections of Item 1 - "Business." The Company, NL and Tremont believe that their facilities are adequate and suitable for their respective uses.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, NL and Tremont are involved in various legal proceedings. Information called for by this Item, except for information regarding certain of NL's and Tremont's legal proceedings that has been summarized, is included in Note 20 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.

         Information called for by this Item regarding NL's legal proceedings that has been summarized in Note 20 to the Company's Consolidated Financial Statements is included in Item 3 of NL's Annual Report on Form 10-K for the year ended December 31, 1993 included as Exhibit 99.1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

         Information called for by this Item regarding certain of Tremont's legal proceedings that has been summarized in Note 20 to the Company's Consolidated Financial Statements is included in Note 17 (Legal proceedings - Tremont and consolidated subsidiaries) to Tremont's Consolidated Financial Statements included in Item 8 of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993 included as Exhibit 99.2 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 1994, there were approximately 6,500 holders of record of Valhi common stock. The following table sets forth the high and low sales prices for Valhi common stock for the years indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 28, 1994 the closing price of Valhi common stock according to the NYSE Composite Tape was $6.

                                                                                                 DIVIDENDS
                                                                       HIGH          LOW            PAID
                                                                      ------        ------       ---------
Year ended December 31, 1992

  First Quarter                                                       $7            $5 3/8           $.05
  Second Quarter                                                       7 1/8         5 1/8            .05
  Third Quarter                                                        6 1/4         4 3/8            .05
  Fourth Quarter                                                       5 3/8         4 1/4            .05

Year ended December 31, 1993

  First Quarter                                                       $6 1/2        $4 7/8           $.05
  Second Quarter                                                       5 1/4         3 3/4             -
  Third Quarter                                                        5 3/4         4                 -
  Fourth Quarter                                                       5 3/8         4 1/2             -


         On March 10, 1994, the Company declared a cash dividend of $.02 per common share, payable March 31, 1994 to holders of record on March 24, 1994, and adopted a policy which provides for regular quarterly dividends of $.02 per common share. However, declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.
There are currently no contractual restrictions on the ability of Valhi to declare or pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1989          1990           1991          1992       1993
                                                 ----          ----           ----          ----       ----
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Refined sugar                              $  413.4      $  410.9       $  439.7      $  459.2   $  430.8
    Forest products                               217.7         197.4          179.7         194.8      174.3
    Fast food                                      93.5         103.6          101.5         103.8      111.6
    Hardware products                              55.0          52.6           44.8          54.0       64.4
                                               --------      --------       --------      --------   --------

                                               $  779.6      $  764.5       $  765.7      $  811.8   $  781.1
                                               ========      ========       ========      ========   ========

  Operating income:
    Refined sugar                              $   37.6      $   48.0       $   42.0      $   37.8   $   37.5
    Forest products                                34.5          22.8            8.0          22.0       26.3
    Fast food                                      10.4           8.6            7.8           8.5        9.7
    Hardware products                               7.1           9.0            7.9          10.7       17.5
                                               --------      --------       --------      --------   --------

                                               $   89.6      $   88.4       $   65.7      $   79.0   $   91.0
                                               ========      ========       ========      ========   ========

  Equity in earnings (losses) of
   affiliates:
    NL Industries                              $  104.6      $   43.2       $  (19.3)     $  (32.1)  $  (44.7)
    Tremont Corporation                              .4           9.7            (.4)        (16.6)     (15.1)
    Provision for market value impairment          -             -              -            (22.0)     (84.0)
                                               --------      --------       --------      --------   --------

                                               $  105.0      $   52.9       $  (19.7)     $  (70.7)  $ (143.8)
                                               ========      ========       ========      ========   ========

  Income (loss) before extraordinary items     $  102.3      $   73.7       $   20.0      $  (22.2)  $  (64.1)
  Extraordinary items                               1.1            .9            4.8          (6.3)     (15.4)
  Cumulative effect of changes in
   accounting principles                           -             -              -            (69.8)        .4
                                               --------      --------       --------      --------   --------

      Net income (loss)                        $  103.4      $   74.6       $   24.8      $  (98.3)  $  (79.1)
                                               ========      ========       ========      ========   ========

PER SHARE DATA:
  Income (loss) before extraordinary items     $    .90      $    .65       $    .18      $   (.19)  $   (.56)
  Extraordinary items                               .01           .01            .04          (.06)      (.13)
  Cumulative effect of changes in
   accounting principles                           -             -              -             (.61)      -
                                               --------      --------       --------      --------   --------

      Net income (loss)                        $    .91      $    .66       $    .22      $   (.86)  $   (.69)
                                               ========      ========       ========      ========   ========

  Cash dividends declared                      $    .25      $    .20       $    .20      $    .20   $    .05
                                               ========      ========       ========      ========   ========

  Weighted average common shares
   outstanding                                    114.0         113.3          113.5         113.9      114.1

BALANCE SHEET DATA (at year end):
  Current assets                               $  339.4      $  362.4       $  496.5      $  504.6   $  394.4
  Investment in affiliates                        690.0         709.6          410.6         248.4       74.9
  Total assets                                  1,300.5       1,344.8        1,177.1       1,077.0      903.9
  Current liabilities                             361.8         421.2          378.1         489.0      364.8
  Long-term debt                                  619.1         584.2          352.7         288.7      302.5
  Stockholders' equity                            287.4         294.6          385.5         259.1      207.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

         The results of operations of the Company's consolidated business segments, general corporate and other items, as well as the Company's equity in losses of NL and Tremont, are discussed below. Consolidated operating income and margins increased in both 1992 and 1993, and interest expense declined in each of the past two years as both average borrowing levels and interest rates were reduced. The following table expresses income of consolidated companies before income taxes as a percentage of total sales. Segment operating income is expressed as a percentage of the respective segment's sales.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                               1991         1992        1993
                                                                               ----         ----        ----
Net sales:
  Refined sugar                                                                57.4%        56.6%       55.2%
  Forest products                                                              23.5         24.0        22.3
  Fast food                                                                    13.3         12.8        14.3
  Hardware products                                                             5.8          6.6         8.2
                                                                              -----        -----       -----

    Total net sales                                                           100.0%       100.0%      100.0%
                                                                              =====        =====       =====

Segment operating income:
  Refined sugar                                                                 9.6%         8.2%        8.7%
  Forest products                                                               4.5%        11.3%       15.1%
  Fast food                                                                     7.7%         8.2%        8.6%
  Hardware products                                                            17.6%        19.8%       27.2%

Total operating income                                                          8.6%         9.7%       11.6%
General corporate items:
  Business unit dispositions, net                                               -             .4         -
  Securities transactions                                                       8.2           .3          .1
  Interest and dividend income                                                   .8          1.1          .7
  General expenses                                                             (1.0)         (.9)       (1.1)
  Other, net                                                                     .5          -           (.1)
Interest expense                                                               (9.4)        (6.3)       (4.9)
                                                                              -----        -----       -----

    Income of consolidated companies before
     income taxes                                                               7.7%         4.3%        6.3%
                                                                              =====        =====       =====


         The Company's results for the past three years were also impacted by significant nonoperating transactions. The Company reported significant losses attributable to NL and Tremont in each of the past three years, including impairment charges for other than temporary declines in the market value of Tremont stock ($22 million in 1992) and NL stock ($84 million in 1993). In 1991, the Company reported a $64 million gain from securities transactions as a result of its sale of Baroid common stock, and both 1992 and 1993 included extraordinary losses related to prepayments of indebtedness.

         Changes in accounting methods by the Company, NL and Tremont for postretirement benefits other than pensions ("OPEB") and income taxes in 1992 resulted in a $70 million charge to earnings, of which about $64 million
related to NL and Tremont.   In 1993, a change in accounting for marketable
securities resulted in a $42 million increase in stockholders' equity, substantially all of which related to the Company's remaining Baroid (now Dresser) common stock, and which was recorded as a direct credit to equity.

         The Company's business plan for 1994 reflects profitable operations for its consolidated companies, and reflects continuing but reduced losses attributable to its equity in NL and Tremont.

REFINED SUGAR
                                                YEARS ENDED DECEMBER 31,                   % CHANGE
                                            ---------------------------------       ----------------------
                                             1991         1992          1993        1991-92        1992-93
                                             ----         ----          ----        -------        -------
                                                    (IN MILLIONS)
Net sales:
  Refined sugar                             $397.6       $417.0        $396.6        + 5%            - 5%
  By-products and other                       42.1         42.2          34.2        + 0%            -19%
                                            ------       ------        ------

                                            $439.7       $459.2        $430.8        + 4%            - 6%
                                            ======       ======        ======

Operating income                            $ 42.0       $ 37.8        $ 37.5        -10%            - 1%
                                            ======       ======        ======

Operating income margin                        9.6%         8.2%          8.7%

Percentage change in:
  Sugar sales volume                                                                 +10%            - 2%
  Average sugar selling
   price                                                                             - 5%            - 3%


         During 1993, average refined sugar selling prices declined for the third year in a row, principally as a result of an oversupply of sugar resulting from increases in allowable imports and increases in domestic production. Sugar sales volume in 1993 was lower than in 1992 in large part as a result of marketing allotments imposed by the United States Department of Agriculture on domestic sugarcane and sugarbeet processors, which allotments limited the amount of sugar which each processor could market for the crop year ended September 30, 1993. Amalgamated's allotment equated to approximately 95% of its production from the 1992 crop and, accordingly, resulted in a larger than normal carryover of refined sugar inventory into the new crop year. The marketing allotments, imposed in June, had a positive impact on prices in the third quarter of 1993. Prices weakened during the fourth quarter following expiration of the allotments. The Company believes that sugar import quota levels are too high for current domestic production levels. As a result, absent import quota reductions or imposition of marketing allotments on domestic producers, the pressure on selling prices will likely continue.

         Due primarily to a projected record high sugar content of the beets, Amalgamated's sugar production from the crop harvested in the fall of 1993 is currently expected to establish a new record for the fourth consecutive year. Refined sugar inventories were significantly higher at December 31, 1993 than one year ago due to the carryover effects of the 1993 marketing allotments, as well as the size of this year's crop. Absent any marketing allotment restrictions, these combined factors are expected to result in an increase in 1994 refined sugar sales volume over 1993 levels. Amalgamated currently expects contracted acreage for the 1994 crop will approximate that harvested in 1993.

         Refined sugar historically represents approximately 90% of Amalgamated's annual sales. Fluctuations in the volume of by-products sold, generally sold principally in the first and fourth calendar quarters, approximate those of refined sugar. The selling prices of by-products are affected by the prices of competing animal feeds and are, therefore, independent of the price of sugar. Average selling prices of dried pulp, the principal by-product, were 11% lower in 1993 than in 1992.

         Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price Amalgamated pays for sugarbeets is, under the terms of its contracts with sugarbeet growers, a function of the average selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues. Processing costs per hundredweight of refined sugar were higher in 1992 than in either 1991 or 1993 due in part to relatively adverse weather conditions during the sugarbeet processing campaign. Processing costs per hundredweight for the current crop are expected to be slightly higher than last year in part due to a new three-year labor contract which extends through July 1996. This labor contract provides for wage increases averaging approximately 3% per year and for increased employee deductibles and co-payments for medical insurance. The largest component of Amalgamated's selling, general and administrative expenses is the freight cost of sugar and by-products delivered to customers. Consequently, such expenses vary significantly with the volume of refined sugar and by-products sold.

         Amalgamated's cost of sales is determined under the last-in, first-out accounting method. In periods of declining sugar prices, such as during much of the past three years, LIFO operating income will be higher than on a FIFO basis. Supplemental information comparing refined sugar segment operating income and margins computed on a LIFO basis and on a FIFO basis is presented below.

                                                  YEARS ENDED DECEMBER 31,                 % CHANGE
                                               ------------------------------       ----------------------
                                                1991         1992        1993       1991-92        1992-93
                                                ----         ----        ----       -------        -------
                                                      (IN MILLIONS)
Operating income:
  LIFO accounting method                       $42.0        $37.8       $37.5        -10%            -1%
  FIFO accounting method                        39.8         32.2        31.9        -19%            -1%

Operating income margin:
  LIFO accounting method                        9.6%         8.2%        8.7%
  FIFO accounting method                        9.0%         7.0%        7.4%

FOREST PRODUCTS

         Medite's operations are grouped into two components: MDF (an engineered wood product) and solid wood (logs, lumber and other wood products).

                                                 YEARS ENDED DECEMBER 31,                  % CHANGE
                                              -------------------------------       ----------------------
                                              1991         1992         1993        1991-92        1992-93
                                              ----         ----         ----        -------        -------
                                                      (IN MILLIONS)
Net sales:
  Medium density fiberboard                   $ 98.0       $111.6      $112.1        + 14%           + 0%
  Solid wood products                           85.5         85.4        63.7        -  0%           -25%
  Eliminations                                  (3.8)        (2.2)       (1.5)
                                              ------       ------      ------

                                              $179.7       $194.8      $174.3        +  8%           -11%
                                              ======       ======      ======

Operating income:
  Medium density fiberboard                   $  1.6       $ 12.1      $ 13.9        +649%           +15%
  Solid wood products                            6.4          9.9        12.4        + 56%           +26%
                                              ------       ------      ------

                                              $  8.0       $ 22.0      $ 26.3        +176%           +20%
                                              ======       ======      ======

Operating income margins:
  Medium density fiberboard                     1.6%        10.8%       12.4%
  Solid wood products                           7.4%        11.6%       19.5%


         Medium density fiberboard. Medite's worldwide MDF sales volume increased 3% in 1993, setting a new volume record for the second consecutive year. Volume in the second half of 1993 was stronger than in the first half of the year while in 1992 the reverse was true. The improvements in volume reflect, in Medite's opinion, increased demand for engineered wood products. Sales of specialty MDF products have continued to increase, with these higher-margin sales representing 20% of MDF sales dollars (12% of MDF volume) in 1993 compared to 14% and 7%, respectively, in 1992 and 12% and 6%, respectively, in 1991. Overall MDF average selling prices, in billing currency terms, were favorably impacted in 1993 by product price increases and the higher percentage of specialty product sales. These increases were more than offset by adverse effects of currency fluctuations and, in U.S. dollar terms, worldwide average selling prices were 2% lower than in 1992.

         The improvements in MDF sales and operating income in 1992 resulted from an 8% increase in volume and higher average selling prices. Fluctuations in the value of the U.S. dollar relative to other currencies had a generally positive impact on 1992 average selling prices, in U.S. dollar terms, although a significant decline in the value of the pound sterling had a negative impact late in the year. Sales of higher- margin specialty grades of MDF increased, as noted above. Volume comparisons in 1992 were aided by the extremely low volume in the first quarter of 1991, in part as a result of the Persian Gulf War, and sales resulting from the reduction of inventories during 1992 which were higher than normal in Europe at the end of 1991. Medite had determined to build inventories during the later part of 1991 in anticipation of improved demand and pricing in 1992. MDF operating income was also favorably impacted in 1992 by increased production volume and improved operational efficiency at the New Mexico MDF plant.

         Medite is operating at a high rate of capacity and while its total MDF volume is not expected to increase significantly prior to completion of the Irish plant expansion in 1995, Medite plans to continue to pursue further penetration of higher-margin specialty MDF markets in 1994.

         Solid wood products. Solid wood operations for the past three years are not, in certain respects, directly comparable due to the closure of Medite's plywood operations in January 1993 and the destruction by fire of its Rogue River, Oregon chipping and veneer plant in June 1992, as discussed below. Excluding plywood and veneer operations, solid wood sales increased 48% in 1993 compared to 1992.

         Medite's solid wood products are principally commodity-type products with selling prices significantly influenced by relative industry supply and demand factors. Average selling prices of solid wood products increased significantly in 1993 over 1992 levels (lumber up 29%; logs up 46%) due primarily to the combined effects of the continuing Pacific Northwest timber shortage, closure of certain competitor operations and increased demand for building products. These factors also increased Medite's timber costs, as discussed below. The increase in average selling prices of logs in 1993, as well as a significant increase in log volume, was also impacted by Medite's decision to sell higher-quality logs rather than using such logs in plywood manufacturing operations, which were closed in January 1993. Solid wood sales declined slightly in 1992 compared to 1991 due to the net effects of increases in product line average selling prices of 12% to 19%, an 18% decrease in total volume and changes in product mix, including lower wood chip sales. The Rogue River fire contributed to the volume decline and product mix changes in 1992.

         The average unit cost of logs used in Medite's solid wood operations increased about 25% in 1993 following a 28% increase in 1992. These cost increases were due primarily to increases in the cost of timber from government and other sources, offset in part by the favorable impact of planned reductions in LIFO log and other inventory levels, which were being reduced as a result of the closure of the plywood operations. The favorable impact on operating income from the reduction of LIFO inventories was $.8 million in 1991, $1.9 million in 1992 and $.5 million in 1993.

         The current Pacific Northwest timber shortage, and the resulting high cost of public and other purchased timber, is expected to continue for the foreseeable future. In response, Medite has reduced its longer-term need for government timber by closing marginal production facilities (including its plywood operations), increasing its emphasis on the direct sale of logs, reducing the rate of harvest of its fee timber and adopting a more sustained yield approach to harvesting timber from company-owned lands. Medite believes that, over the longer term, approximately 40% of the log requirements for its solid wood operations will be obtained from its own lands. The percentage of logs obtained from company-owned lands in 1993 (20%), and expected in 1994 (10%), is unusually low due to the harvest of timber under government contracts that expire in 1994. The combined net effects of this relatively low percentage of lower-cost fee timber and a substantial reduction in the volume of logs sold is expected to negatively impact solid wood operating income comparisons in 1994.

         Medite's Rogue River veneer operations contributed about $19 million to 1991 solid wood sales and $10 million to 1992 sales before the fire. Replacement chipping operations resumed in July 1993 and new veneer operations resumed in January 1994. The new veneer operations are designed to process the smaller, second-growth timber expected to be available from company-owned timberlands on a longer-term sustainable basis. Recognition of business interruption insurance helped, to some extent, to offset the loss of Rogue River earnings in late 1992 and part of 1993. Business interruption insurance, received in 1992 and recognized as a component of operating income from July 1992 through August 1993 ($3.7 million in 1992 and $1.9 million in 1993), was allocated to each month that the various operations were originally expected to be down based upon estimates of the expected operating profit of the Rogue River operations during such periods. Such estimates of lost operating earnings were based upon selling prices in effect at the time they were prepared in 1992 and the expected reconstruction schedule at that time. Medite believes that business interruption insurance did not fully compensate for the aggregate dollar amount of operating earnings that Rogue River would have generated had it been operating because industry price levels were higher than those inherent in the insurance estimates and because operations did not resume as soon as originally expected. Inclusion of business interruption insurance in the results of operations did, however, have a significant favorable, non-recurring effect on the aggregate solid wood operating income margins during the July 1992 - August 1993 period as this income had no associated cost.

         Medite closed its plywood operations principally as a result of increased wood costs (the full effect of which could not be passed through in increased selling prices) and the relative shortage of public timber to supply the large diameter logs required to match the plywood plant's manufacturing capabilities. Plywood operations accounted for approximately $2 million of solid wood sales in 1993 before the closure compared to $36 million in 1992 and $31 million in 1991. As a result of improvement in market conditions late in the year, Medite's plywood operations were approximately break-even during 1992 after losing approximately $2 million in 1991.

         Reductions in overhead and administrative costs due to the reduced scale of manufacturing operations and overall cost containment programs also favorably impacted 1993 solid wood operating income. Costs in 1991 were, in certain respects, not directly comparable to 1992 and 1993 as a result of adopting SFAS Nos. 109 (income taxes) and 106 (OPEB), which increased costs due primarily to additional depreciation and depletion resulting from adjustment of assets acquired in prior business combinations originally recorded net-of-tax, and an offsetting cost decrease in depletion resulting from lower depletion rates on company-owned timber, as depletion rates were revised due to a change in estimate of remaining standing timber based upon a cruise of Medite's timber holdings.

FAST FOOD

                                                YEARS ENDED DECEMBER 31,                   % CHANGE
                                           ----------------------------------       ----------------------
                                            1991          1992          1993        1991-92        1992-93
                                            ----          ----          ----        -------        -------
                                                    (IN MILLIONS)
Net sales                                  $101.5        $103.8        $111.6         +2%            + 7%
Operating income                              7.8           8.5           9.7         +9%            +13%

Operating income margin                       7.7%          8.2%          8.6%

Arby's units operated:
  At end of year                              158           160           160         +1%            -
  Average during the year                     155           158           159         +2%            + 1%


         Sales in 1993 established a new record for Sybra, and operating income was a near-record, as comparable store sales increased 6%. Customer traffic increased in part due to certain promotional sandwiches positioned as limited-time only products in certain regions and marketed to price-driven consumers with various levels of advertising support. Improving general economic conditions also contributed to the increase in comparable store sales in 1993.

         Extensive menu-price discounting caused by the continued high level of competition in the fast food industry and weak economic conditions impacted Sybra's results during much of 1991 and 1992. As a result of a 4% increase in comparable store sales during the fourth quarter, comparable store sales for 1992 were only nominally below 1991 levels. Stable food product costs and higher average transactions contributed to the improvement in operating income in 1992.

         As a result of the strengthening in sales beginning in September 1992, and the resulting 16 consecutive months of increases in comparable store sales through December 1993 following declines in 18 of the previous 20 months going back to the beginning of 1991, comparative increases may not be as favorable during 1994 as those of 1993. In addition, winter weather in certain of Sybra's markets during early 1994 was much more severe than in the comparable period of 1993. Sybra continues to seek opportunities to broaden its menu and expand high volume service hours.

HARDWARE PRODUCTS

                                                YEARS ENDED DECEMBER 31,                   % CHANGE
                                            ---------------------------------       ----------------------
                                            1991          1992          1993        1991-92        1992-93
                                            ----          ----          ----        -------        -------
                                                     (IN MILLIONS)
Net sales                                   $44.8         $54.0         $64.4        +21%            +19%
Operating income                              7.9          10.7          17.5        +36%            +63%

Operating income margin                      17.6%         19.8%         27.2%


         Hardware products reported record sales and operating income in 1993. Sales, operating income and margins improved in both 1993 and 1992 due primarily to increased volumes in the three major product lines. In 1993, lock sales dollars were up 24%, drawer slides were up 10% and computer keyboard support arms were up 38% following increases of 33%, 21% and 16%, respectively, in 1992. A lock contract with a U.S. Government agency obtained in 1992 and extended through much of 1993, along with a new contract with the same agency covering May 1993 through 1994 at higher than prior contract volume levels, contributed significantly to the lock volume increase. The operations acquired in June 1992 from a Canadian competitor, which complemented the existing drawer slide and lock product lines, also contributed to volume increases in both 1992 and 1993.

         Almost two-thirds of National Cabinet Lock's sales are generated by its Canadian operations. About 60% of the Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. As a result, fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in both 1993 and 1992 compared to the respective prior year.

         National Cabinet Lock currently expects more modest growth in 1994 than in the prior two years in part due to production capacity considerations. Capital spending in 1994 emphasizes capacity increases.

BUSINESS UNIT DISPOSITIONS

         See Note 4 to the Company's Consolidated Financial Statements.

GENERAL CORPORATE

         Securities transactions - Securities transactions in 1991 relate principally to the sale of Baroid common stock and in 1992 and 1993 relate to U.S. Treasury securities. As described in Note 1 to the Company's Consolidated Financial Statements, the Company adopted the accounting for certain marketable debt and equity securities prescribed by SFAS No. 115 effective December 31, 1993. Accordingly, timing of recognition of gains and losses related to marketable securities beginning in 1994 will, in certain respects, be different than in prior years.

Other general corporate income (expense)

                                                 YEARS ENDED DECEMBER 31,             INCREASE (DECREASE)
                                              -------------------------------        ---------------------
                                               1991         1992        1993         1991-92       1992-93
                                               ----         ----        ----         -------       -------
                                                                      (IN MILLIONS)
Interest and dividend income                  $  6.0        $ 9.3       $ 5.2         $ 3.3         $(4.1)
General expenses                                (7.6)        (7.4)       (8.9)           .2          (1.5)
Other, net                                       4.2           .3        (1.1)         (3.9)         (1.4)
                                              ------        -----       -----         -----         -----

                                              $  2.6        $ 2.2       $(4.8)        $ (.4)        $(7.0)
                                              ======        =====       =====         =====         =====


         Interest and dividend income fluctuates based on levels of investments and yields thereon. The average balance of funds available for temporary investment was higher in 1992 than in either 1991 or 1993 while yields generally declined in both 1992 and 1993. The increase in general corporate expenses in 1993 resulted in large part from lower net charges to affiliates. Other, net in 1991 includes $3.3 million of income related to the Company's equity in undistributed earnings of Baroid prior to May 1991. A $1.5 million provision for additional environmental remediation expenses relating to certain operations no longer conducted by the Company was a principal reason for the increase in other expenses, net in 1993.

INTEREST EXPENSE

         Interest expense declined $20.7 million (29%) in 1992 and further declined $12.9 million (25%) in 1993 as a result of lower average indebtedness levels and lower interest rates. The lower average interest rates resulted in part from the prepayment of Valhi 12 1/2% Senior Subordinated Notes from the proceeds of lower-rate borrowings.

         At December 31, 1993, about one-half of the Company's aggregate long-term debt and credit facilities, including unused amounts, have variable interest rates and the remainder (principally Valhi's 9.25% LYONs, Valcor's 9 5/8% Senior Notes and a portion of Medite's Timber Credit Agreement term loan) have fixed rates. No periodic interest payments are required on the deferred coupon LYONs, resulting in cash interest payments lower than accrual basis interest expense.

PROVISION FOR INCOME TAXES

         The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 14 to the Company's Consolidated Financial Statements.

         The Company's provision for income tax benefits in both 1992 and 1993 includes deferred tax benefits in excess of taxes currently payable. At December 31, 1993, the Company had net deferred tax assets of approximately $24 million resulting primarily from amounts related to the excess of tax basis over book basis of investments in subsidiaries and affiliates that are not members of the Company's consolidated tax group. The Company has, among other things, significant appreciated assets and the ability to generate significant taxable capital gains should it need to offset any capital losses reported for tax purposes.

EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

         See Notes 16 and 18, respectively, to the Company's Consolidated Financial Statements.

UNCONSOLIDATED AFFILIATES - NL AND TREMONT

         The Company's interests in NL and Tremont are reported by the equity method. The information included below related to the financial position, results of operations and liquidity and capital resources of NL and Tremont has been summarized from the reports filed with the Commission by NL and Tremont, which reports contain more detailed information concerning such companies, including complete financial statements prepared on their historical bases of accounting.

         Valhi's equity in earnings (losses) of NL and Tremont is different than its percentage ownership in their separately-reported earnings due to amortization of basis differences arising from purchase accounting adjustments made by the Company in conjunction with the acquisition of its interests in NL and Tremont. Amortization of such basis differences generally reduces earnings, or increases losses, attributable to affiliates, as reported by Valhi. In 1993, aggregate basis difference amortization expense was reduced by approximately $7 million as a result of enacted changes in certain income tax rates, principally a reduction in German rates. Substantially all of such favorable impact, which is not of a normal recurring nature, relates to NL.

         The Company periodically evaluates the net carrying value of its long-term assets, including its investments in NL and Tremont, to determine if there has been any decline in value below their respective net carrying values that is considered to be other than temporary and would, therefore, require a write-down accounted for as a realized loss. As a result of this process, Valhi recorded a $22 million writedown of its investment in Tremont in 1992 and each of Valhi and Tremont recorded writedowns of their respective investments in NL in 1993, resulting in an $84 million pre-tax charge to Valhi. While the accounting rules may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers. The Company's per share net carrying value of NL at December 31, 1993 was $2.43, compared to quoted market values of $4.50 at that date and $8.875 at February 28, 1994. The Company's per share net carrying value of Tremont at December 31, 1993 was $4.17, compared to quoted market values of $6.875 at that date and $7.875 at February 28, 1994.

         NL Industries. NL's chemical operations are conducted through its wholly-owned subsidiaries Kronos, Inc. (TiO2) and Rheox, Inc. (specialty chemicals). NL is highly leveraged and has reported significant losses in the past three years. The future profitability of NL is dependent upon, among other things, improved pricing for TiO2, NL's principal product. Selling prices for TiO2 are significantly influenced by industry supply and demand. In the fourth quarter of 1993, TiO2 prices increased slightly in certain markets. Based on, among other things, NL's current near-term outlook for its TiO2 business, NL expects its results for 1994, while improved from 1993, will still result in a net loss for the year. Accordingly, Valhi expects to report a loss attributable to its equity in NL in 1994.

                                                YEARS ENDED DECEMBER 31,                    CHANGE
                                          -----------------------------------       ----------------------
                                            1991          1992          1993        1991-92        1992-93
                                            ----          ----          ----        -------        -------
                                                    (IN MILLIONS)
Net sales:
  Kronos                                  $ 732.1       $ 784.6       $ 697.0        + 7%            -11%
  Rheox                                     108.2         108.9         108.3        + 1%            - 1%
                                          -------       -------       -------

                                          $ 840.3       $ 893.5       $ 805.3        + 6%            -10%
                                          =======       =======       =======

Operating income:
  Kronos                                  $ 110.8       $  81.9       $  36.1        -26%            -56%
  Rheox                                      28.2          28.8          26.3        + 2%            - 9%
                                          -------       -------       -------
                                            139.0         110.7          62.4        -20%            -44%
                                                                                     ====            ====

General corporate items:
  Interest and dividends                     40.5          14.2           4.1
  Securities transactions                   (53.1)         (6.0)          4.4
  Expenses, net                             (45.0)        (43.4)        (41.6)
Interest expense                           (100.4)       (118.5)        (99.1)
                                          -------       -------       -------
                                            (19.0)        (43.0)        (69.8)       $(24.0)         $(26.8)
Income taxes                                 (3.9)          (.5)        (12.7)
Minority interest                            (1.1)         (1.1)          (.7)
                                          -------       -------       -------

Loss before extraordinary
 items and cumulative
 effect of changes in
 accounting principles                    $ (24.0)      $ (44.6)      $ (83.2)       $(20.6)         $(38.6)
                                          =======       =======       =======        ======          ======

Valhi's equity in NL's
 losses, including
 amortization of basis
 differences (*)                          $ (19.3)      $ (32.1)      $ (44.7)       $(12.8)         $(12.6)
                                          =======       =======       =======        ======          ======


(*) Excludes Valhi's $84 million impairment provision for an other than temporary decline in the market value of NL common stock in 1993. Such impairment provision is separately disclosed in Note 2 to the Company's Consolidated Financial Statements.

         The worldwide TiO2 industry continues to be adversely affected by, among other things, production capacity in excess of current demand. Largely as a result thereof, TiO2 selling prices continued to decline during most of 1993 and Kronos' operating income and margins significantly declined. Recessionary economic conditions in Europe and changes in the relative values of European currencies were principal additional factors influencing current demand and pricing levels during 1993. In billing currency terms, Kronos' 1993 average TiO2 selling prices were approximately 8% lower than in 1992 and were 6% lower in 1992 than in 1991. A significant amount of sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies further decreased 1993 sales by $45 million compared to 1992 and increased 1992 sales by $22 million compared to 1991. Average TiO2 prices at the end of 1993 were approximately 5% below year-end 1992 levels and approximately one-third below those of the last cyclical peak in early 1990. While TiO2 prices are significantly below prior year levels, most of the 1993 decline occurred in the first half of the year as average prices declined only slightly during the third quarter and increased slightly during the fourth quarter.

         TiO2 sales volume of 346,000 metric tons in 1993 increased 3% compared to 1992, as increases in North American sales volume more than offset weakened demand in Europe. In response to weakened demand, and in order to reduce inventories, Kronos made further reductions in its TiO2 production rates during 1993. TiO2 sales volume increased 11% in 1992, primarily in U.S. and European markets. Approximately one-half of Kronos' 1993 TiO2 sales, by volume, were attributable to markets in Europe with about two-fifths attributable to North America and the balance to export markets.

         As a result of continued cost reduction and containment efforts, Kronos' raw material and production costs increased only slightly in 1993 compared to year-ago levels. Start-up costs at the chloride process plant in Lake Charles, Louisiana, which commenced production during the first half of 1992, unfavorably impacted operating income in 1992. Kronos' 1992 operating income was also impacted by slightly lower unit production costs resulting from its continued emphasis on costs reduction efforts and increased production volumes. Kronos' water treatment chemicals business, which utilizes TiO2 co-products, contributed more to operating income in 1992 than in either 1991 or 1993.

         Demand, supply and pricing of TiO2 have historically been cyclical and, as noted above, the last cyclical peak for TiO2 prices occurred in early 1990. Kronos believes that its operating income and margins for 1994 will be higher than in 1993 due principally to slightly higher sales and production volumes and the favorable effect of the joint venture with Tioxide, discussed below. However, NL expects that the TiO2 industry will continue to operate at lower capacity utilization levels over the next few years relative to the high utilization levels prevalent during the late 1980's, primarily because of the slow recovery from worldwide recession and the impact of capacity additions since the late 1980's. The economic recovery has been particularly slow in Europe, where a significant portion of Kronos' TiO2 manufacturing facilities are located.

         During the current period of depressed TiO2 prices, NL has operated with a strategy to maintain its competitive position. During the past three years, Kronos has increased its estimated worldwide market share from 10% to 11%. Kronos has implemented a cost reduction and control program which favorably impacted Kronos' operating results, and Kronos has continued its environmental improvement efforts. In October 1993, NL formed a manufacturing joint venture with Tioxide and refinanced certain debt which, among other things, increased NL's liquidity, reduced its aggregate debt level and extended its debt maturities. See also "Liquidity and Capital Resources."

         The manufacturing joint venture, which is equally owned by subsidiaries of Kronos and Tioxide, owns and operates the Louisiana chloride process TiO2 plant formerly owned by Kronos. Under the terms of the joint venture and related agreements, Kronos contributed the plant to the joint venture, Tioxide paid an aggregate of approximately $205 million, including its tranche of the joint venture debt, and Kronos and certain subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Of the total consideration paid by Tioxide, $30 million was attributable to the exchange of technologies and is being reported as a component of operating income ratably over three years from October 1993. Production from the plant is being shared equally by Kronos and Tioxide pursuant to separate offtake agreements. The formation of the joint venture resulted in a 12% decrease in Kronos' total TiO2 production capacity, however Kronos' remaining capacity is about 10% higher than Kronos' 1993 sales volume.

         Rheox's aggregate operating results have been relatively consistent during the past three years. Changes in currency exchange rates had a negative effect in 1993 and a positive effect in 1992 compared to the respective prior year, and operating costs generally increased during both years.

         NL has substantial operations and assets located outside the United States. Foreign operations are subject to currency exchange rate fluctuations and NL's results of operations have in the past been both favorably and unfavorably affected by the fluctuations in currency exchange rates. To the extent NL both manufactures and sells in a given country, the impact of currency exchange rate fluctuations is to some extent mitigated.

         NL's interest and dividend income fluctuates based upon the amount of funds invested and yields thereon. Amounts available for investment and the yield thereon in 1993 were lower than in 1992 and 1991.

         After unsuccessful attempts to gain representation on the board of directors of Lockheed Corporation, NL disposed of its interest in Lockheed in 1991, and the significant loss from securities transactions in 1991 relates principally to that disposition. In February 1994, NL settled its lawsuit against Lockheed and Lockheed's directors, and Lockheed made a cash payment to NL. See Note 20 to the Company's Consolidated Financial Statements.
Securities transactions in 1992 and 1993 relate principally to U.S. Treasury securities. NL does not anticipate acquiring marketable securities (other than U.S. Treasury or similar securities) in the foreseeable future.

         NL's corporate expenses, net have decreased slightly during each of the past two years. In 1992, reductions in certain proxy solicitation and litigation settlement expenses of $5 million and $9 million, respectively, compared to 1991 were partially offset by an $11 million increase in environmental remediation costs. Environmental remediation costs were $4 million higher in 1993 than in 1992.

         Lower average levels of indebtedness in 1993 and lower DM interest rates reduced NL's interest expense in 1993 compared to 1992. In addition, 1992 interest expense reflected the benefit of $9 million of capitalized interest related principally to the Louisiana plant completed in March 1992. Interest expense increased from 1991 to 1992 due to the net effects of lower average levels of indebtedness, a $17 million decline in capitalized interest and a $9 million reduction in NL's accrual for income tax related interest in 1991. Overall, NL expects its October 1993 reduction and refinancing of certain indebtedness will result in a modest decrease in NL's interest expense.

         NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In both 1992 and 1993, the geographic mix, including losses in certain jurisdictions for which no current refund was available and in which recognition of a deferred tax asset is not currently considered appropriate, contributed significantly to its effective tax rate varying from a normally expected rate. In 1991, realization of the available capital loss carryback of NL's securities transactions at a relatively low rate due to the alternative minimum tax rates in prior years also significantly impacted NL's effective tax rate.

         NL reported an extraordinary loss of approximately $28 million in 1993 related to the settlement of certain interest rate swaps in conjunction with prepaying the existing Louisiana plant borrowings and from the write-off of deferred financing costs related to prepayment of such Louisiana plant indebtedness and a portion of Kronos' Deutsche mark denominated bank credit facility.

         Tremont Corporation - Tremont's consolidated operations consist of one industry segment, titanium metals operations conducted through its now 75%-owned TIMET subsidiary. Tremont also holds approximately 18% of NL's outstanding common stock and reports its interest in NL by the equity method. Discontinued operations represent Tremont's former bentonite mining operations, which were sold to Baroid in July 1993.

         As discussed below, the titanium metals business has been adversely affected by, among other things, excess worldwide production capacity and changes in market conditions. Tremont has reported significant losses during the past two years and expects to report a net loss for 1994. Accordingly, Valhi expects to report a loss attributable to its equity in Tremont for 1994.

                                                YEARS ENDED DECEMBER 31,                     CHANGE
                                           ----------------------------------        ----------------------
                                            1991          1992          1993         1991-92        1992-93
                                            ----          ----          ----         -------        -------
                                                     (IN MILLIONS)
Net sales                                  $155.7        $153.9        $151.2           - 1%           - 2%
                                           ======        ======        ======         ======         ======

Operating income (loss)                    $  4.8        $ (9.7)       $(16.7)        $(14.5)        $ (7.0)
General corporate items                      (1.0)        (11.9)          4.3
Interest expense                             (3.8)         (3.7)         (4.3)
                                           ------        ------        ------
                                              -           (25.3)        (16.7)
                                           ------        ------        ------

Equity in loss of NL:
  Equity in NL's loss                         (.3)        (10.9)        (15.7)
  Provision for market
   value impairment                           -             -           (29.0)
                                           ------        ------        ------
                                              (.3)        (10.9)        (44.7)
                                           ------        ------        ------

Loss before income taxes                      (.3)        (36.2)        (61.4)

Income tax benefit
 (expense)                                   (1.1)          2.1           1.3
                                           ------        ------        ------
                                             (1.4)        (34.1)        (60.1)
Discontinued operations                       (.1)           .4           7.5
                                           ------        ------        ------

  Loss before extraordinary
   items and cumulative
   effect of changes in
   accounting principles.                  $ (1.5)       $(33.7)       $(52.6)        $(32.2)        $(18.9)
                                           ======        ======        ======         ======         ======

Valhi's equity in Tremont's
 losses, including
 amortization of basis
 differences (*)                           $  (.4)       $(16.6)       $(15.1)        $(16.2)        $  1.5
                                           ======        ======        ======         ======         ======


(*) Excludes (i) Valhi's $22 million impairment provision for an other than temporary decline in the market value of Tremont common stock in 1992 and (ii) Valhi's $14 million share of Tremont's 1993 impairment provision for an other than temporary decline in the market value of NL common stock, which equity is included as a component of Valhi's impairment charge related to NL. Such impairment provisions are separately disclosed in Note 2 to the Company's Consolidated Financial Statements.

         TIMET's 1993 operating results reflect an 14% decrease in pounds shipped compared to 1992, partially offset by changes in product mix. The volume decline occurred in the last half of 1993 (TIMET reported comparative volume increases for the first half of the year), and reflected several significant customer order cancellations and delays. Start-up costs related to TIMET's new VDP titanium sponge facility and other production variances also adversely impacted operating income comparisons. TIMET's 1993 operating loss included a $4.7 million restructuring charge related to cost reduction measures, including closing certain service centers in 1993 and severance costs associated with workforce reductions expected to occur principally in 1994.

         Sales volume in 1992 increased approximately 32% compared to pounds shipped in 1991 reflecting, in part, an increase in TIMET's market share. TIMET's average selling prices in 1992 were approximately 15% lower than in 1991 and changes in product mix also adversely affected operating income.

         The titanium metals industry continues to be adversely affected by, among other things, weak demand within the military and commercial aerospace markets and excess worldwide production capacity. Selling price pressures are being exacerbated by the increasing availability of relatively inexpensive titanium scrap, sponge and other mill products principally from Russia and other CIS countries. Sales of titanium for industrial markets, which currently account for approximately 45% of TIMET's sales, are improving as the utility, desalination, and certain other industries increase capital spending.

         Tremont expects that TIMET's and the industry's production levels and shipments over the next few years will remain substantially lower than the peak levels of the late 1980's and 1990. TIMET also expects industry conditions will continue to result in adverse selling price pressures. TIMET's efforts to return to profitability are focused on improving manufacturing processes, reducing overall costs and developing new markets for titanium products. TIMET expects its new VDP titanium sponge facility in Nevada to operate at approximately 60% of capacity during 1994. TIMET also expects to temporarily close its older Kroll-leach titanium sponge production plant in 1994 until market conditions substantially improve.

         Union workers at TIMET's Nevada facility commenced a work stoppage in October following expiration of their contract. TIMET has unilaterally implemented its last contract proposal, which includes modest wage increases, enhanced profit sharing opportunities and pension improvements over the life of the contract along with changes in TIMET's medical program and work rules. The union work stoppage has not materially impacted TIMET's production activities as production is continuing during the strike utilizing salaried personnel and outside contract labor. The Ohio union contract, as extended in January 1994, expires in July 1994. During this period, TIMET and the union will negotiate towards a new agreement and evaluate possible relocation of certain operations to other TIMET locations or outside vendors.

         UTSC converted its $75 million of debentures into a 25% equity interest in TIMET in December 1993. In addition to its minority interest in TIMET, UTSC has the right to acquire up to approximately 20% of TIMET's annual production capacity of VDP sponge at agreed-upon and formula-determined prices.

         General corporate items, net include (i) a $5.5 million gain in 1993 from the sale of Tremont's 50% interest in a gold mining venture and (ii) losses aggregating $3.4 million in 1991 and $5.9 million in 1992 resulting from changes in estimated net realizable value of certain properties and other assets held for sale.

         Average outstanding borrowings increased in each of the past three years. Capitalized interest, related primarily to the VDP sponge facility, was $1.5 million in 1991, $4.9 million in 1992 and $3.1 million in 1993. Interest expense in 1994 is expected to be slightly higher than in 1993.

         Valhi may be deemed to control each of NL and Tremont and, accordingly, Tremont reports its 18% interest in NL by the equity method. Similarly to Valhi, Tremont's amortization of basis differences generally reduces earnings, or increases losses, attributable to NL, as reported by Tremont compared to the amount that would be expected by applying its ownership interest to NL's separately-reported earnings.

         Tremont's income tax benefit in both 1992 and 1993 varies from a normally expected rate due primarily to losses, including losses related to NL, resulting in temporary differences between book and taxable income for which recognition of a deferred tax asset is not currently considered appropriate.
In 1991, Tremont's equity in losses of affiliates for which no tax benefit was provided also impacted its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                             1991        1992          1993
                                                                             ----        ----          ----
                                                                                    (IN MILLIONS)
Net cash provided (used) by:
  Operating activities:
    Net income (loss)                                                      $  24.8      $(98.3)      $ (79.1)
    Depreciation, depletion and amortization                                  29.4        27.6          25.6
    Noncash interest expense                                                   2.2         3.1          10.3
    Noncash OPEB expense                                                       -           1.0            .6
    Deferred income taxes (benefit)                                            2.7       (27.3)        (52.9)
    Equity in losses of NL and Tremont                                        14.6        70.7         159.7
    Dividends from NL and Tremont                                             24.4        10.7           -
    Change in assets and liabilities, net                                    (29.1)       (4.2)        (36.4)
    Other, net                                                               (64.8)        5.7           5.4
    Cumulative effect of changes in accounting
     principles                                                                -          69.8           (.4)
                                                                           -------      ------       -------

                                                                               4.2        58.8          32.8
                                                                           -------      ------       -------

  Investing activities:
    Capital expenditures                                                     (26.8)      (28.0)        (39.1)
    Sale (purchase) of securities, net                                       261.8       (13.6)         99.6
    Business unit dispositions, net                                            6.1         9.7           (.9)
    Other, net                                                                22.0        (7.5)          4.3
                                                                           -------      ------       -------

                                                                             263.1       (39.4)         63.9
                                                                           -------      ------       -------

  Financing activities:
    Net borrowings (repayments)                                             (259.9)       36.8        (113.1)
    Dividends                                                                (22.7)      (22.8)         (5.7)
    Other, net                                                                 (.1)         .1           -
                                                                           -------      ------       -------

                                                                            (282.7)       14.1        (118.8)
                                                                           -------      ------       -------

      Net cash provided (used) by operating,
       investing and financing activities                                  $ (15.4)     $ 33.5       $ (22.1)
                                                                           =======      ======       =======


         Operating activities. Depreciation, depletion and amortization for each business segment is presented in Note 2 to the Company's Consolidated Financial Statements. The lower volume of fee timber harvested by Medite was a principal reason for the declines in depreciation, depletion and amortization. Noncash interest expense consists principally of amortization of original issue discount ("OID") on Valhi's 12 1/2% Notes and, beginning in the fourth quarter of 1992, on Valhi's LYONs. The net deferred tax benefits in 1992 and 1993 relate principally to equity in losses of NL and Tremont. Both NL and Tremont suspended payment of dividends in 1992.

         Changes in assets and liabilities relate to the relative timing of sales, production and purchases, including, among other things, significant seasonal fluctuations related to refined sugar operations. Other, net includes items, such as the gain on selling Baroid stock in 1991 and losses related to prepaying 12 1/2% Notes in 1992 and 1993, that are included in the determination of net income but are excluded from the determination of cash flow from operating activities.

         Cash provided by operating activities is summarized below. Approximately 80% of the aggregate net change in assets and liabilities during the last three years relates to Amalgamated as year-to-year fluctuations in the size of the sugarbeet crop can have a material impact on working capital levels.

                                                                                YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                             1991         1992         1993
                                                                             ----         ----         ----
                                                                                     (IN MILLIONS)
Before changes in assets and liabilities:
  Amalgamated                                                               $ 28.9       $ 27.7      $  26.6
  Medite                                                                      16.2         25.7         25.6
  Sybra                                                                        9.4         10.0         10.3
  National Cabinet Lock                                                        5.9          9.0         11.2
  Valhi/Valcor corporate and eliminations, net                               (27.1)        (9.4)        (4.5)
                                                                            ------       ------      -------
                                                                              33.3         63.0         69.2
Changes in assets and liabilities, net                                       (29.1)        (4.2)       (36.4)
                                                                            ------       ------      -------

                                                                            $  4.2       $ 58.8      $  32.8
                                                                            ======       ======      =======


         Investing activities. Capital expenditures during the past three years for each business segment are presented in Note 2 to the Company's Consolidated Financial Statements and discussed in the individual segment sections below.

         At December 31, 1993, the estimated cost to complete capital projects in process approximated $36 million ($26 million in firm purchase commitments), most of which relates to the expansion of Medite's Irish MDF production facility discussed below. The Company's total capital expenditures for 1994 are estimated at approximately $70 million, including $22 million related to the Irish expansion and $6 million related to environmental protection and improvement programs, principally air and water facilities at certain of Amalgamated's factories. Capital expenditures in 1994 are expected to be financed primarily from the respective unit's operations or existing credit facilities.

         Net sales of securities in 1993 include sales of U.S. Treasury securities made in conjunction with the redemptions of 12 1/2% Notes. On a net basis, cash was used to purchase Treasury securities in both 1991 and 1992.
The purchase of such securities in 1991 was more than offset from the proceeds of Baroid stock sold, the sale of NL shares pursuant to NL's "Dutch Auction" self-tender offer and the sale of NL shares to Tremont, which transactions are described in Note 3 to the Company's Consolidated Financial Statements.

         Net cash used from business unit dispositions in 1993 relates to Medite's plywood plant. Net cash provided in 1992 includes $11 million of insurance proceeds related to the fire at Medite's Rogue River plant, and in 1991 relates to a Medite unit sold in 1990.

         Financing activities. Net repayments of indebtedness in 1993 relate principally to (i) Valhi's redemptions of $235 million principal amount of 12 1/2% Notes, (ii) Valcor's issuance of $100 million of 9 5/8% Senior Notes Due 2003, and (iii) net new borrowings of approximately $39 million under Medite's Timber Credit Agreement. Net borrowings in 1992 include $94 million of net proceeds from the issuance of the LYONs and $59 million expended to repurchase 12 1/2% Notes in market transactions. Net borrowing transactions in 1991 include Valhi's repayment of $252 million of parent company bank debt, principally from the proceeds of Baroid and NL stock sold.

         At December 31, 1993, the Company had aggregate unused borrowing availability of $93 million under subsidiary credit facilities. See Note 11 to the Company's Consolidated Financial Statements.

REFINED SUGAR

         Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities provide significant cash flow in the second and third calendar quarters and use significant amounts of cash in the first and fourth calendar quarters of each year. To meet its seasonal cash needs, Amalgamated obtains short-term borrowings, primarily pursuant to the Government's sugar price support loan program and bank credit facilities. Amalgamated expects to meet its seasonal cash needs for the remainder of the 1993 crop year and for the 1994 crop through borrowings from such sources and from internally-generated funds.

         The effective net Government loan rate available to Amalgamated for refined sugar from the 1993 crop is approximately 20.7 cents per pound, up from
20.47 cents per pound for the 1992 crop. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to Amalgamated. At December 31, 1993, approximately 3.6 million hundredweight of refined sugar inventory with a LIFO carrying value of approximately $67 million (18.42 cents per pound) was the sole collateral for nonrecourse Government loans of $76 million.

         Amalgamated's capital expenditures in the past three years, which emphasized equipment to improve productivity, aggregated $38 million and were financed principally from operations and $18 million of term loan borrowings. Estimated 1994 capital expenditures approximate $25 million, including $15 million for sugar extraction enhancing equipment and $5 million for environmental protection and improvement programs, principally air and water treatment facilities. Capital expenditures in 1995 are also currently expected to exceed the averages of the past few years and aggregate over $20 million.
In view of, among other things, the level of capital expenditures expected during the next few years, Amalgamated is exploring additional financing alternatives.

         At December 31, 1993, Amalgamated had $24 million of borrowing availability under the government loan program and bank credit facilities.

         The Company believes the recently enacted North American Free Trade Agreement will not adversely impact the U.S. sugar industry, and that the new General Agreement on Tariffs and Trade, finalized in late 1993 but not yet enacted by Congress, can be supported by the industry.

FOREST PRODUCTS

         Medite's primary strategic focus is to continue its expansion in the growing market for MDF with particular emphasis on higher-margin specialty products and to increase its presence in Europe and Mexico. Medite's present access to adequate and reliable wood fiber raw materials represents a significant aspect of its MDF operations, and expanded MDF production capabilities will generally be directed to those regions providing attractive long-term availability of wood fiber. Medite also actively manages its fee timberlands, which are a valuable resource as the existing shortage of Pacific Northwest public timber available for harvest is expected to continue for the foreseeable future. In this regard, and as a result of the uncertain supply and increased cost of government timber, Medite has closed marginal production facilities, reduced the rate of harvest of its fee timber and adopted a more sustained yield approach to managing its fee timber holdings.

         Medite has commenced an expansion of its Clonmel, Republic of Ireland MDF plant, which will increase its Irish MDF production capacity by approximately 75% and increase its worldwide MDF capacity by approximately 25%. This expansion is expected to be completed in 1995, cost approximately $33 million and will be financed in part by a $26 million multi-currency bank term loan. In connection with the expansion, Medite obtained approximately $4 million of grants from the Irish government, approximately $2 million of which will reduce bank borrowings.

         Medite's fee timberlands in Southern Oregon contain approximately 645 MMBF of generally second-growth merchantable timber. The average annual timber growth rate is approximately 4%. Medite's new Rogue River chipping facility began operations in July 1993 and its new veneer operations resumed in January 1994. These facilities, as well as Medite's Oregon stud lumber mill, are designed to process the smaller, second-growth timber expected to be available from company-owned timberlands on a longer-term basis.

         At December 31, 1993, Medite had contracts to acquire approximately 20 MMBF of timber from Government sources in 1994. The Federal Timber Contract Payment Modification Act of 1986 contains certain restrictions on the volume of Government timber that may be offered for sale, and Medite does not anticipate acquiring any significant amount of new Government timber contracts in the foreseeable future. As discussed above, Medite has adjusted its manufacturing operations in response to the expected timber supply and expects to meet its longer-term timber needs from its own lands and other private sources.

         Medite's capital expenditures in the past three years totaled $35 million and included an aggregate of $11 million in 1992 and 1993 related to the replacement of the Rogue River facilities, $6 million in 1993 related to the Irish expansion and over $4 million during the three-year period for additions to timber and timberland and reforestation activities. Capital expenditures in 1994 are estimated at $32 million, including $22 million related to the Irish MDF plant expansion.

         At December 31, 1993, amounts available for borrowing under Medite's existing U.S. and non-U.S. bank credit agreements were $29 million and $26 million, respectively.

         As a result of the closure of its plywood operations, Medite has a 105 acre site in Medford, Oregon which is believed to have alternative development possibilities and is held for sale.

FAST FOOD

         Sybra, like most restaurant businesses, is able to operate with nominal working capital because sales are for cash, inventory turnover is rapid, and payments to trade suppliers are generally not due for 30 days.

         During the past three years, Sybra has opened 14 new Arby's restaurants. Sybra currently plans to open six to ten new Arby's restaurants during 1994, and the first new store opened in late February. Sybra's 1994 capital expenditures are estimated at $11 million, approximately 75% of which are for new restaurants, and the remainder for Sybra's continuing program to remodel and update existing stores. Approximately 40% of Sybra's capital expenditures in the past three years related to remodeling older stores.

         Sybra continually evaluates the profitability of its individual restaurants and intends to continue to close unprofitable stores when appropriate. In this regard, Sybra closed eight stores during the past three years, closed another four stores in January 1994 and may close one or two additional stores later in 1994.

         Sybra's Consolidated Development Agreement with Arby's, Inc. requires it to open 31 new stores during 1993-1997 in its existing markets, of which three units had been opened through December 31, 1993. The aggregate cost of this expansion during the remaining four years of the CDA is estimated at approximately $23 million, including $8 million in 1994, and is expected to be financed with a combination of new mortgage and capital lease financing and internally generated funds. Sybra currently anticipates that its planned expansion program will enable it to retain its exclusive Dallas/Fort Worth and Tampa development rights over the term of the CDA.

         At December 31, 1993, Sybra had $8 million of borrowing availability under its existing unsecured revolving credit agreements.

HARDWARE PRODUCTS

         In early 1993, National Cabinet Lock completed the relocation of the Canadian manufacturing operations acquired in June 1992, certain of which operations were integrated into existing facilities. In late 1993, National Cabinet Lock completed an expansion of its South Carolina lock facility and terminated certain low-margin furniture component product lines previously manufactured in Canada. Capital expenditures for 1994 are estimated at $4 million and are directed principally at capacity-related projects.

         At December 31, 1993, National Cabinet Lock's Canadian subsidiary had $6 million of borrowing availability under its existing revolving credit agreements.

GENERAL CORPORATE

         Valhi's operations are conducted through its wholly-owned subsidiaries (Amalgamated and Valcor) and through NL and Tremont, publicly- held affiliates which Valhi may be deemed to control. Valcor is an intermediate parent company with its operations conducted through wholly- owned subsidiaries (Medite, Sybra and National Cabinet Lock). Accordingly, Valhi's and Valcor's long-term ability to meet their respective parent company level obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Valhi has not guaranteed any indebtedness of its direct and indirect wholly-owned subsidiaries or of NL or Tremont.

         Valcor. Valcor was formed in 1993 to hold three of the Company's core operating businesses and enable the Company to obtain lower cost borrowings than could have been obtained through a similar-sized issue of Valhi notes. In the fourth quarter of 1993, Valcor issued $100 million of 9 5/8% Senior Notes Due 2003 and dividended $75 million of the proceeds to Valhi. The Company believes that distributions from Valcor's operating subsidiaries (Medite, Sybra and National Cabinet Lock) will be sufficient to enable Valcor to meet its obligations, which consist principally of the 9 5/8% Notes. In addition, a portion of the net proceeds from the Valcor Note issue were retained within the Valcor group for general corporate purposes, including maintenance of a liquidity cushion and temporary reduction of subsidiary revolving borrowings. Valcor has not guaranteed any indebtedness of its subsidiaries. Future Valcor dividends to Valhi are generally limited to 50% of Valcor's consolidated net income, as defined, after 1993.

         Valhi. At December 31, 1993, Valhi's parent company debt consists solely of the LYONs, which do not require current cash debt service. The Company believes that distributions from Amalgamated and Valcor will be more than sufficient to enable Valhi to satisfy its net parent level expenses. In addition, Valhi had cash, cash equivalents and trading securities of $39 million at year-end 1993.

         Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable, at the option of the holder, for the Dresser shares owned by Valhi. Prior to the January 1994 merger of Dresser and Baroid, the LYONs were exchangeable for Baroid common stock held by the Company. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. As of February 28, 1994, the market value of the Dresser stock held by Valhi was $124 million, or approximately $14 million in excess of the LYONs obligation at that date and equal to the accreted value of the LYONs through June 1995.
Valhi continues to receive regular quarterly Dresser dividends (recently increased to $.17 per quarter) on the escrowed shares. At such rate, dividends from Dresser in 1994 would be 36% higher than those received from Baroid in 1993.

         The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries or unconsolidated affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company also evaluates the restructuring of ownership interests among its subsidiaries and related companies. The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies.

UNCONSOLIDATED AFFILIATES - NL AND TREMONT

         Summarized historical balance sheet and cash flow information of NL and Tremont is presented below.

                                                             NL INDUSTRIES              TREMONT CORPORATION
                                                        -----------------------         -------------------
                                                              DECEMBER 31,                  DECEMBER 31,
                                                        -----------------------         -------------------
                                                           1992           1993            1992        1993
                                                           ----           ----            ----        ----
                                                                           (IN MILLIONS)
Cash, equivalents and securities                         $  187.9       $  147.6         $ 14.7      $ 20.3
Other current assets                                        447.9          319.9           99.9        93.7
Noncurrent securities                                        23.6           18.4            8.8         7.7
Investment in NL                                             -              -              76.5        22.3
Investment in joint ventures                                  2.4          190.8           11.0        13.6
Other noncurrent assets                                      64.3          151.2           47.9        18.3
Property and equipment                                      746.0          378.6          139.5       147.3
                                                         --------       --------         ------      ------

                                                         $1,472.1       $1,206.5         $398.3      $323.2
                                                         ========       ========         ======      ======


Current liabilities                                      $  248.8       $  232.5         $ 52.4      $ 66.0
Long-term debt                                              992.0          835.2          124.0        43.5
Accrued OPEB costs                                           71.8           68.3           51.5        51.7
Deferred income taxes                                       145.7          139.0            -           -
Other noncurrent liabilities                                157.8          193.9           21.1        16.4
Minority interest                                             2.3            2.4           -           27.2
Stockholders' equity (deficit):
  Capital and retained earnings                             (33.6)        (143.4)         153.5       126.7
  Adjustments, principally foreign
   currency translation                                    (112.7)        (121.4)          (4.2)       (8.3)
                                                         --------       --------         ------      ------

                                                           (146.3)        (264.8)         149.3       118.4
                                                         --------       --------         ------      ------

                                                         $1,472.1       $1,206.5         $398.3      $323.2
                                                         ========       ========         ======      ======



                                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                         NL INDUSTRIES                     TREMONT
                                                 ----------------------------    ---------------------------
                                                  1991       1992       1993       1991      1992      1993
                                                  ----       ----       ----       ----      ----      ----
                                                                        (IN MILLIONS)
Net cash provided (used) by:
  Operating activities                          $  58.1    $ (44.7)   $  (7.3)   $  24.8    $ (3.7)   $  1.5
  Investing activities:
    Capital expenditures                         (195.1)     (85.2)     (48.0)     (30.3)    (67.7)    (16.3)
    Other, net                                     85.7      320.1      229.9     (113.0)      5.5      19.5
  Financing activities:
    Net borrowings (repayments)                    (5.7)    (201.4)    (154.7)      18.9      55.1      (5.3)
    Capital transactions, net                    (202.5)      (3.6)       -         (3.0)       .2       -
    Dividends and other, net                      (35.6)     (18.1)       (.6)      (3.8)     (5.3)      (.3)
                                                -------    -------    -------    -------    ------    ------

                                                $(295.1)   $ (32.9)   $  19.3    $(106.4)   $(15.9)   $  (.9)
                                                =======    =======    =======    =======    ======    ======

Cash paid for:
  Interest, net of amount capitalized           $ 107.6    $ 138.0    $  91.6    $   3.9    $  1.6    $  1.0
  Income taxes (refund)                            54.6       31.4       11.9       (3.6)     (1.8)     (3.4)

         NL Industries. During 1993, NL's operations continued to use significant amounts of cash. TiO2 production rates were reduced in late 1992 and during 1993 in order to reduce inventory levels. The $30 million received from Tioxide in October 1993 related to the exchange of technologies, which is being recognized as a component of operating income over three years, favorably impacted 1993 cash flow from operating activities. Other relative changes in working capital items, which result principally from the timing of purchases, production and sales, also contributed to the comparative decrease in NL's cash used by operating activities in 1993. The significant deterioration in NL's cash flow from operating activities from 1991 to 1992 resulted primarily from the decline in earnings and the relative change in NL's receivables, inventories and payables.

         Cash provided by investing activities relates primarily to net sales of marketable securities in each period to fund debt repayments, capital expenditures and operations, and in 1993 includes $161 million net cash generated related to the formation of the Tioxide manufacturing joint venture.

         NL's capital expenditures during the past three years include an aggregate of $204 million related to the completion of the Louisiana chloride process TiO2 plant and an aggregate of $57 million ($30 million in 1993) for NL's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and off-gas desulfurization systems at various operating facilities. NL's estimated 1994 capital expenditures are $44 million and include $30 million in the area of environmental protection and compliance, primarily related to the Canadian waste acid neutralization facility and the German off-gas desulfurization systems.

         Net repayments of indebtedness in 1993 included payments on the DM bank credit facility of DM 552 million ($342 million when paid), a $110 million net reduction in indebtedness related to the Louisiana TiO2 plant and $350 million proceeds from NL's October 1993 public offering of debt, all as discussed below. Net repayments of indebtedness in 1992 included payments on the DM term loan aggregating DM 350 million ($225 million when paid) and $61 million drawn under Kronos' Louisiana plant credit facilities. Net borrowings in 1991 included a $115 million Rheox term loan, a $52 million increase in the Louisiana plant term construction loan and a DM 150 million ($87 million when paid) reduction in the DM term loan. NL and Kronos have agreed, under certain conditions, to provide Kronos' principal international subsidiary with up to an additional DM 125 million through January 1, 2001.

         In October 1993, NL (i) completed the formation of the manufacturing joint venture with Tioxide, including related refinancing of Louisiana plant indebtedness, (ii) completed a public offering of $250 million of 11.75% Senior Secured Notes Due 2003 and $100 million proceeds ($188 million principal amount at maturity) of 13% Senior Secured Discount Notes Due 2005 (collectively, the "NL Notes"), (iii) prepaid DM 552 million ($342 million when paid) of the DM bank credit facility and amended the DM loan agreement, and (iv) redeemed the remaining $10 million of NL's 7 1/2% sinking fund debentures.

         The DM bank credit facility, as amended, consists of a DM 448 million term loan and a DM 250 million revolving credit facility. At December 31, 1993, DM 150 million was available for future borrowings under the revolving facility. The final maturities of the term and revolving portion of the DM credit facility were extended to 1999 and 2000, respectively, with the first payment of the term loan due in 1997.

         Upon formation, the joint venture obtained $216 million in new financing consisting of two equal tranches, one attributable to each partner, which is serviced through the purchase of the plant's TiO2 output in equal quantities by the partners. Each partner is required to make capital contributions to the joint venture to pay principal on their respective portion of the joint venture indebtedness. Kronos' pro rata share of the joint venture debt is reflected as outstanding consolidated indebtedness of NL because Kronos has guaranteed the purchase obligation relative to the debt service of its tranche.

         Formation of the joint venture and related refinancing, issuance of the NL Notes and prepayment of a portion of the DM bank credit facility significantly improved NL's liquidity and financial flexibility by (i) increasing cash and cash equivalents by approximately $75 million, (ii) reducing total outstanding indebtedness by approximately $109 million, (iii) providing for approximately DM 150 million of borrowing availability under the revolving portion of the amended DM bank credit facility, (iv) eliminating the near-term principal amortization requirements and extending the remaining principal amortization schedule of the DM bank credit facility, and (v) replacing approximately $100 million of outstanding debt with the Senior Secured Discount Notes which do not require cash interest payments for five years. The NL Notes are intended to be serviced from the cash flow generated by Kronos' international subsidiaries, principally through a series of intercompany notes whose terms mirror those of the NL Notes.

         Financing activities include treasury stock purchases, including $181 million expended in 1991 in connection with NL's "Dutch Auction" self-tender offer. Dividends paid were $35 million in 1991 and $18 million in 1992. NL suspended dividend payments in October 1992.

         At December 31, 1993, approximately one-fourth of NL's cash, cash equivalents and current securities were held by non-U.S. subsidiaries. NL's subsidiaries had $14 million and $117 million available for borrowing at December 31, 1993 under existing U.S and non-U.S. credit facilities, respectively.

         NL has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction and containment efforts, tightening of controls over working capital, deferral and reduction of capital expenditures, discontinuance of unrelated business acquisition activities, suspension of dividends, formation of the manufacturing joint venture and the refinancing discussed above. NL currently expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. A prolonged period of depressed TiO2 selling prices and continued use of cash by operations would, however, over the long term, have an adverse effect on NL's liquidity and financial condition.

         Certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, are being examined and tax authorities have proposed or may propose tax deficiencies. In June 1993, German tax authorities issued assessment reports in connection with examinations of NL's German income tax returns disallowing NL's claims for refunds, primarily for 1989 and 1990, aggregating DM 160 million ($92 million at year-end exchange rates), and proposing additional taxes of approximately DM 100 million ($58 million). NL has applied for administrative relief from collection procedures and may grant a lien on certain German assets while NL contests the proposed adjustments. Although NL believes that it will ultimately prevail, in June 1993 NL reclassified the DM 160 million of refundable income tax claims disallowed by the German tax authorities from current assets to noncurrent assets due to the uncertain timing of a resolution. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. Pursuant to the amended DM bank credit facility, any receipt of the refundable German income taxes will be applied ratably to prepay installments of the term portion of the DM bank credit facility, with any remaining proceeds of the tax refund used to permanently reduce the revolving credit portion.

         At December 31, 1993, NL had recorded net deferred tax liabilities of $139 million. NL operates in several tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $133 million, principally related to the U.S. and Germany, for deferred tax assets which NL believes may not currently meet the "more likely than not" realization criteria for asset recognition.

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. On a regular basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or a defendant. NL believes it has provided adequate accruals ($70 million at December 31, 1993) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Any liability that may result is not reasonably capable of estimation by NL. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         NL periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its debt service requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. Such activities have in the past and may in the future involve related companies.

         Tremont Corporation. Tremont's cash flow from operations improved in 1993, despite higher operating losses, in large part as a result of relative changes in operating assets and liabilities, including TIMET's restructuring charge accrual.

         TIMET's new VDP titanium sponge facility accounted for over two-thirds of aggregate capital expenditures during the past three calendar years (90% in 1993). Capital expenditures for 1994 are currently estimated at about $3 million, significantly lower than in recent years due principally to the completion of the VDP plant.

         Investing activities in 1993 included aggregate proceeds of approximately $26 million from the sale of Tremont's interest in a gold mining venture and the sale of its bentonite mining business, and included purchases of NL common stock of $92 million in 1991 and $10 million in 1992.

         Average outstanding borrowings increased in each of the past three years due to relative operating needs and funding of TIMET's capital expenditures. Net borrowings in 1991 and 1992 included $61 million of TIMET subordinated debentures issued to UTSC, which increased the debentures
outstanding to $75 million at the end of 1992.   Dividends paid were $4 million
in 1991 and $5 million in 1992. Tremont suspended payment of dividends in 1992.

         In December 1993, UTSC converted its $75 million of debentures into 25% of TIMET's outstanding voting common stock. Such conversion (i) decreased Tremont's ownership of TIMET to 75%, resulting in recognition of minority interest of $27 million, (ii) eliminated $75 million of long-term debt from Tremont's consolidated balance sheet, and (iii) increased Tremont's consolidated stockholders' equity by about $31 million, net of related deferred income taxes.

         During the past several years, TIMET's combined operations, capital expenditures and debt service have consumed significant amounts of cash. TIMET has taken and continues to take measures to manage its near-term and long-term liquidity requirements including, among other things, continued cost reduction efforts, deferral and reduction of capital expenditures, sale of certain assets, deferral of certain payments and other efforts to reduce the level of working capital, including reducing production rates and closing certain facilities. At December 31, 1993, TIMET had outstanding borrowings and letters of credit of approximately $29 million under the $30 million revolving portion of its bank credit agreement. TIMET is pursuing additional sources of liquidity. UTSC has allowed TIMET to defer interest payments aggregating approximately $6 million originally due prior to July 1993 until June 1994, and TIMET is currently negotiating for a further deferral. TIMET believes these measures, if successful, will provide it with the liquidity to meet its near-term obligations including operations, capital expenditures and debt service. However, the continued consumption of cash would have a further adverse effect on TIMET's liquidity and financial condition. Neither Tremont or UTSC have guaranteed any indebtedness of TIMET nor are they obligated to provide additional funds to TIMET.

         Tremont, with its 75% equity interest in TIMET and 18% equity interest in NL, is principally a holding company. At December 31, 1993, Tremont had parent level cash, equivalents and securities of approximately $13 million. Tremont has suspended both its regular quarterly dividend and its unrelated business acquisition activities. Tremont believes it will have sufficient liquidity to meet its existing near-term parent company level obligations.

         Tremont loaned $25 million to TIMET over the past two years, a portion of which was contributed to TIMET's capital in 1993. TIMET's repayment of the remaining $19 million of such loans and related accrued interest, and the payment of dividends by TIMET, is subject to TIMET achieving certain financial targets under its bank credit agreement and are not currently permitted.

         Approximately one-half of Tremont's consolidated accrued OPEB costs relate to TIMET's plans, with substantially all of the remainder relating to retirees of former units from periods prior to the 1990 separation of Tremont and Baroid for which Tremont retained the obligation.


         Tremont periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its debt service requirements and estimated future operating cash flows. As a result of this process, Tremont may seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell interests in subsidiaries, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. Such activities have in the past and may in the future involve related companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to Valhi's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Valhi Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Valhi Proxy Statement. See also Note 19 to the Company's Consolidated Financial Statements.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)     Financial Statements and Schedules

                 The Registrant

                 The consolidated financial statements and schedules listed on the accompanying Index of Financial
                 Statements and Schedules (see page F-1) are filed as part of this Annual Report.

                 50 percent-or-less owned persons

                 Consolidated financial statements of NL Industries, Inc. (49%-owned), with independent auditors report thereon, pages F-1 through F-38 inclusive of NL's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-640) included herein as Exhibit 99.1, are filed as part of this Annual Report.

                 Consolidated financial statements of Tremont
                 Corporation (48%-owned), with independent auditors report thereon, pages F-1 through F-33 inclusive of Tremont's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-10126) included herein as Exhibit 99.2, are filed as part of this Annual Report.

 (b)             Reports on Form 8-K

                 Reports on Form 8-K filed for the quarter ended
                 December 31, 1993 and the months of January and February 1994:

                 October 29, 1993  - Reported Items 5 and 7.
                 November 8, 1993  - Reported Items 5 and 7.
                 February 11, 1994 - Reported Items 5 and 7.

 (c)             Exhibits

                 Included as exhibits are the items listed in the
                 Exhibit Index. Valhi will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request.

                                 PAGE NUMBER:
                                  MANUALLY
               ITEM NO.          SIGNED COPY                       EXHIBIT INDEX
               --------          -----------                       -------------
                  3.1                              Restated Articles of Incorporation of the Registrant - incorporated by reference to Appendix A to the definitive Prospectus/Joint Proxy Statement of The Amalgamated Sugar Company and LLC Corporation (File No. 1-5467) dated
                                                   February 10, 1987.

                  3.2                              By-Laws of the Registrant as amended - incorporated by reference to Exhibit
                                                   3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                                                   March 31, 1992.

                  4.1                              Form of Indenture between the Registrant and NationsBank of Georgia, N.A., as Trustee, governing Liquid Yield Option Notes due 2007 - incorporated by reference to Exhibit 4.1 to a Registration Statement on Form S-2 (No. 33-
                                                   49866) filed by the Registrant.

                  4.2                              Indenture dated November 1, 1993 governing Valcor's 9 5/8% Senior Notes due
                                                   2003, including form of note - incorporated by reference to Exhibit 4.1 of
                                                   Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1993.

                  4.3                              Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of note, - incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended
                                                   September 30, 1993.

                  4.4                              Indenture dated October 20, 1993 governing NL's 13% Senior Secured Discount
                                                   Notes due 2005, including form of note - incorporated by reference to
                                                   Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the
                                                   quarter ended September 30, 1993.

                 10.1                              Form of Intercorporate Services Agreement between the Registrant and Contran
                                                   Corporation - incorporated by reference to Exhibit 10.1 of the Registrant's
                                                   Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31,
                                                   1992.

                 10.2                              Stock Purchase Agreement dated October 30, 1991 between the Registrant and
                                                   Tremont Corporation - incorporated by reference to Exhibit 28.1 of the
                                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September
                                                   30, 1991.

                 10.3                              Valhi, Inc. 1987 Incentive Stock Option - Stock Appreciation Rights Plan -
                                                   incorporated by reference to Exhibit 4.1 of a Registration Statement on Form
                                                   S-8 (No. 33-41507) filed by the Registrant.

                 10.4                              Valhi, Inc. 1990 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 4.1 of a Registration Statement on Form S-8 (No. 33-
                                                   41508) filed by the Registrant.

                 10.5                              Loan Agreement between Medite Corporation and United States National Bank of
                                                   Oregon dated July 16, 1993 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the
                                                   quarter ended June 30, 1993.

                 10.6                              Amended and Restated Loan Agreement dated October 15, 1993 among Kronos
                                                   International, Inc., the Banks set forth therein and Hypobank International
                                                   S.A., as Agent, and Banque Paribas, as Co-Agent - incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for
                                                   the quarter ended September 30, 1993.

                 10.7                              Formation Agreement dated as of October 18, 1993 among Tioxide Americas
                                                   Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. -
                                                   incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form
                                                   10-Q (File No. 1-640) for the quarter ended September 30, 1993.

                 10.8                              Joint Venture Agreement dated as of October 18, 1993 between Tioxide
                                                   Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
                                                   Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the
                                                   quarter ended September 30, 1993.

                 10.9                              Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos
                                                   Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No.
                                                   1-640) for the quarter ended September 30, 1993.

                 10.10                             Master Technology and Exchange Agreement dated as of October 18, 1993 among
                                                   Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide
                                                   Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for
                                                   the quarter ended September 30, 1993.

                 10.11                             Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer
                                                   Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-
                                                   640) for the year ended December 31, 1985.

                 10.12                             Contract dated September 9, 1971, between Farbenfabrieken Bayer
                                                   Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung concerning supplies and services (German language version and English translation thereof) - incorporated by reference to Exhibit 10.15 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

                 10.13                             Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH
                                                   (German language version and English translation thereof) - incorporated by reference to Exhibit 10.16 of NL's Annual Report on Form 10-K (File No. 1-
                                                   640) for the year ended December 31, 1985.

                 10.14                             Registration Rights Agreement dated October 30, 1991, by and between NL and
                                                   Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on
                                                   Form 10-K (File No. 1-640) for the year ended December 31, 1991.

                 10.15                             Sponge Purchase Agreement dated May 30, 1990 between Titanium Metals
                                                   Corporation and Union Titanium Sponge Corporation and Amendments No. 1 and 2
                                                   - incorporated by reference to Exhibit 10.25 of Tremont's Annual Report on
                                                   Form 10-K (File No. 1-10126) for the year ended December 31, 1991.

                 10.16                             Amendment No. 3 to the Sponge Purchase Agreement between Titanium Metals
                                                   Corporation and Union Titanium Sponge Corporation - incorporated by reference to Exhibit 10.32 of Tremont's Annual Report on Form 10-K (File No.
                                                   1-10126) for the year ended December 31, 1993.

                 21.1                              Subsidiaries of the Registrant.

                 23.1                              Consent of Coopers & Lybrand.

                 23.2                              Consent of KPMG Peat Marwick.

                 23.3                              Consent of Arthur Andersen & Co.

                 99.1                              NL Industries, Inc. (File No. 1-640) Annual Report on Form 10-K for the year ended December 31, 1993 - Item 3 - "Legal Proceedings" and Item 8 -
                                                   "Financial Statements and Supplementary Data" (pages F-1 to F-38).

                 99.2                              Tremont Corporation (File No. 1-0126) Annual Report on Form 10-K for the
                                                   year ended December 31, 1993 - Item 8 - "Financial Statements and
                                                   Supplementary Data" (pages F-1 to F-33).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VALHI, INC.
                                           (Registrant)


                                           By: /s/ MICHAEL A. SNETZER
                                           Michael A. Snetzer, March 10, 1994
                                           (President)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ ARTHUR H. BILGER                       /s/ HAROLD C. SIMMONS
Arthur H. Bilger, March 10, 1994           Harold C. Simmons, March 10, 1994
(Director)                                 (Chairman of the Board and Chief
                                           Executive Officer)


/s/ NORMAN S. EDELCUP                      /s/ GLENN R. SIMMONS
Norman S. Edelcup, March 10, 1994          Glenn R. Simmons, March 10, 1994
(Director)                                 (Vice Chairman of the Board)



/s/ ROBERT J. FRAME                        /s/ MICHAEL A. SNETZER
Robert J. Frame, March 10, 1994            Michael A. Snetzer, March 10, 1994
(Director)                                 (Director and President)



/s/ J. WALTER TUCKER, JR.                  /s/ WILLIAM C. TIMM
J. Walter Tucker, Jr., March 10, 1994      William C. Timm, March 10, 1994
(Director)                                 (Vice President-Finance and
                                           Administration, Treasurer and Chief
                                           Financial Officer)



                                           /s/ J. THOMAS MONTGOMERY, JR.
                                           J. Thomas Montgomery, Jr.,
                                           March 10, 1994
                                           (Vice President, Controller and Chief
                                           Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                 PAGE
                                                                                                 ----
FINANCIAL STATEMENTS

  Reports of Independent Accountants                                                            F-3/F-5

  Consolidated Balance Sheets - December 31, 1992 and 1993                                      F-6/F-7

  Consolidated Statements of Operations - Years ended
   December 31, 1991, 1992 and 1993                                                             F-8/F-9

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1991, 1992 and 1993                                                             F-10/F-12

  Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 1991, 1992 and 1993                                                             F-13

  Notes to Consolidated Financial Statements                                                    F-14/F-45



FINANCIAL STATEMENT SCHEDULES

  Reports of Independent Accountants                                                            S-1/S-3

  Schedule I    - Marketable securities                                                         S-4

  Schedule II   - Amounts receivable from related parties and
                   underwriters, promoters, and employees other
                   than related parties                                                         S-5

  Schedule III  - Condensed financial information of Registrant                                 S-6/S-15

  Schedule V    - Property and equipment                                                        S-16/S-17

  Schedule VI   - Accumulated depreciation of property and
                   equipment                                                                    S-18

  Schedule VIII - Valuation and qualifying accounts                                             S-19

  Schedule IX   - Short-term borrowings                                                         S-20

  Schedule X    - Supplementary income statement information                                    S-21


       All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                     {THIS PAGE INTENTIONALLY LEFT BLANK.}

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

       We have audited the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the refined sugar (The Amalgamated Sugar Company) and forest products (Medite Corporation) subsidiaries constituting approximately 48% and 59% of consolidated assets as of December 31, 1992 and 1993, respectively, and approximately 81%, 81% and 77% of consolidated net sales for the years ended December 31, 1991, 1992 and 1993, respectively. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for such subsidiaries, is based solely upon their reports.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

       In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

       As discussed in Notes 1 and 18 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 and in 1992 changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with SFAS Nos. 106 and 109, respectively.





                                                               COOPERS & LYBRAND

Dallas, Texas
February 25, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

       We have audited the consolidated balance sheets of The Amalgamated Sugar Company as of December 31, 1992 and 1993, and the related consolidated statements of income and shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of The Amalgamated Sugar Company at December 31, 1992 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

       As discussed in Note 10 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.





                                                               KPMG PEAT MARWICK

Salt Lake City, Utah
January 28, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

       We have audited the consolidated balance sheets of Medite Corporation as of December 31, 1992 and 1993, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1992 and 1993, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

       As discussed in Note 8 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.





                                                           ARTHUR ANDERSEN & CO.

Portland, Oregon,
January 28, 1994

                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1992 AND 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     1992             1993
                                                                                     ----             ----
              ASSETS

Current assets:
  Cash and cash equivalents                                                      $   44,538         $ 22,189
  Marketable securities                                                             127,459           28,518
  Accounts and notes receivable                                                      56,864           61,135
  Receivable from affiliates                                                            306              272
  Inventories                                                                       265,262          276,125
  Prepaid expenses                                                                    9,504            6,126
  Deferred income taxes                                                                 638               75
                                                                                 ----------         --------

      Total current assets                                                          504,571          394,440
                                                                                 ----------         --------

Other assets:
  Marketable securities                                                              44,250          108,800
  Investment in affiliates                                                          248,395           74,897
  Timber and timberlands                                                             51,591           51,868
  Deferred income taxes                                                                -              27,723
  Other                                                                              39,872           42,887
                                                                                 ----------         --------

      Total other assets                                                            384,108          306,175
                                                                                 ----------         --------

Property and equipment:
  Land                                                                               18,181           18,822
  Buildings                                                                          41,517           43,522
  Equipment                                                                         321,720          341,868
  Construction in progress                                                            4,081           17,344
                                                                                 ----------         --------
                                                                                    385,499          421,556
  Less accumulated depreciation                                                     197,184          218,300
                                                                                 ----------         --------

      Net property and equipment                                                    188,315          203,256
                                                                                 ----------         --------

                                                                                 $1,076,994         $903,871
                                                                                 ==========         ========

                          VALHI, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1992 AND 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     1992             1993
                                                                                     ----             ----
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                  $  122,180         $117,753
  Current maturities of long-term debt                                              110,279           16,086
  Accounts payable and accrued liabilities                                          251,128          223,528
  Payable to affiliates                                                               1,623               43
  Income taxes                                                                        3,753            4,916
  Deferred income taxes                                                                -               2,494
                                                                                 ----------         --------

      Total current liabilities                                                     488,963          364,820
                                                                                 ----------         --------

Noncurrent liabilities:
  Long-term debt                                                                    288,704          302,490
  Deferred income taxes                                                              10,771            1,732
  Other                                                                              29,432           27,328
                                                                                 ----------         --------

      Total noncurrent liabilities                                                  328,907          331,550
                                                                                 ----------         --------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                                             -                -
  Common stock, $.01 par value; 150,000 shares
   authorized; 124,290 and 124,435 shares issued                                      1,243            1,244
  Additional paid-in capital                                                         33,300           33,409
  Retained earnings                                                                 307,599          222,810
  Adjustments:
    Currency translation                                                            (10,277)         (17,776)
    Marketable securities                                                              (232)          41,075
    Pension liabilities                                                                -              (1,619)
  Common stock reacquired, at cost -  10,237 and
   10,182 shares                                                                    (72,509)         (71,642)
                                                                                 ----------         --------

      Total stockholders' equity                                                    259,124          207,501
                                                                                 ----------         --------

                                                                                 $1,076,994         $903,871
                                                                                 ==========         ========



Commitments and contingencies (Note 20)





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  1991               1992             1993
                                                                  ----               ----             ----
Revenues and other income:
  Net sales                                                     $765,653           $811,821        $ 781,154
  Securities transactions                                         63,201              2,113            1,167
  Business unit dispositions, net                                   -                 3,490              500
  Interest and other, net                                         14,696             17,938           11,191
                                                                --------           --------        ---------

                                                                 843,550            835,362          794,012
                                                                --------           --------        ---------
Costs and expenses:
  Cost of sales                                                  610,975            634,073          592,979
  Selling, general and administrative                            101,093            114,500          113,107
  Interest                                                        72,173             51,497           38,648
                                                                --------           --------        ---------

                                                                 784,241            800,070          744,734
                                                                --------           --------        ---------
    Income of consolidated companies
     before income taxes                                          59,309             35,292           49,278

Equity in losses of affiliates                                   (19,667)           (70,700)        (143,819)
                                                                --------           --------        ---------


    Income (loss) before income taxes                             39,642            (35,408)         (94,541)

Income tax benefit (expense)                                     (19,632)            13,171           30,417
                                                                --------           --------        ---------

    Income (loss) before extraordinary
     items and cumulative effect of
     changes in accounting principles                             20,010            (22,237)         (64,124)

Extraordinary items                                                4,752             (6,277)         (15,390)

Cumulative effect of changes in
 accounting principles                                              -               (69,774)             429
                                                                --------           --------        ---------

    Net income (loss)                                           $ 24,762           $(98,288)       $ (79,085)
                                                                ========           ========        =========

                          VALHI, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   1991               1992             1993
                                                                   ----               ----             ----
Income (loss) per common share:
  Before extraordinary items                                        $.18              $(.19)           $(.56)
  Extraordinary items                                                .04               (.06)            (.13)
  Cumulative effect of changes in
   accounting principles                                              -                (.61)             -
                                                                 -------            -------          -------

    Net income (loss)                                               $.22              $(.86)           $(.69)
                                                                 =======            =======          =======


Cash dividends per share                                            $.20              $ .20            $ .05
                                                                 =======            =======          =======


Weighted average common shares
 outstanding                                                     113,534            113,886          114,098
                                                                 =======            =======          =======





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)



                                                                      1991           1992             1993
                                                                      ----           ----             ----
Cash flows from operating activities:
  Net income (loss)                                                 $ 24,762       $(98,288)        $(79,085)
                                                                    --------       --------         --------
  Adjustments:
    Depreciation, depletion and amortization                          29,403         27,616           25,569
    Noncash interest expense (original issue
     discount and deferred financing costs)                            2,192          3,097           10,267
    Noncash OPEB expense                                                -             1,009              585
    Deferred income taxes                                              2,711        (27,270)         (52,850)
    Equity in losses of affiliates                                    14,566         70,700          159,747
    Dividends from affiliates                                         24,414         10,740             -
    Securities transactions                                          (63,201)        (2,113)          (1,167)
    Business unit dispositions, net                                     -            (3,490)            (500)
    Prepayments of senior subordinated notes                            -             9,511            7,749
    Other, net                                                        (1,603)         1,728             (648)
    Change in assets and liabilities:
      Accounts and notes receivable                                       54         (3,591)          (4,257)
      Inventories                                                    (14,063)        (1,274)         (10,863)
      Accounts payable and accrued
       liabilities                                                   (14,585)        (4,891)         (20,155)
      Accounts with affiliates                                        (7,267)         2,269           (1,546)
      Other, net                                                       6,824          3,286              355
    Cumulative effect of changes in
     accounting principles                                              -            69,774             (429)
                                                                    --------       --------         --------

      Total adjustments                                              (20,555)       157,101          111,857
                                                                    --------       --------         --------

        Net cash provided by operating
         activities                                                    4,207         58,813           32,772
                                                                    --------       --------         --------

                          VALHI, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)



                                                                      1991           1992             1993
                                                                      ----           ----             ----
Cash flows from investing activities:
  Capital expenditures                                           $   (26,779)     $ (27,954)       $ (39,086)
  Business unit dispositions:
    Insurance proceeds                                                  -            10,887             -
    Sale proceeds and other, net                                       6,105         (1,231)            (924)
  Proceeds from disposition of:
    Marketable and other securities                                  463,596        280,486          381,395
    Property and equipment                                               186            253             -
  Purchases of:
    Marketable securities                                           (201,820)      (294,105)        (281,795)
    Stock of affiliates                                                 -            (4,853)            -
    Business units                                                      -            (1,237)            -
  Loans to affiliates:
    Loans                                                            (49,675)       (66,953)         (11,800)
    Collections                                                       67,825         66,953           11,800
  Other, net                                                           3,667         (1,685)           4,287
                                                                 -----------      ---------        ---------

      Net cash provided (used) by
       investing activities                                          263,105        (39,439)          63,877
                                                                 -----------      ---------        ---------

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                        861,998        972,141          681,487
    Principal payments, including
     retirement premiums                                          (1,121,922)      (931,462)        (790,308)
    Deferred financing costs                                            -            (3,830)          (4,314)
  Loans from affiliates:
    Loans                                                            150,000           -               5,400
    Repayments                                                      (150,000)          -              (5,400)
  Dividends                                                          (22,725)       (22,753)          (5,704)
  Other, net                                                             (86)            48               53
                                                                 -----------      ---------        ---------

      Net cash provided (used) by
       financing activities                                         (282,735)        14,144         (118,786)
                                                                 -----------      ---------        ---------

Net increase (decrease) from operating,
 investing and financing activities                              $   (15,423)     $  33,518        $ (22,137)
                                                                 ===========      =========        =========

                          VALHI, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)



                                                                      1991           1992             1993
                                                                      ----           ----             ----
Cash and cash equivalents:
  Net increase (decrease) from:
    Operating,investing and financing
     activities                                                     $(15,423)       $33,518         $(22,137)
    Currency translation                                                  (3)          (309)            (212)
                                                                    --------        -------         --------
                                                                     (15,426)        33,209          (22,349)
  Balance at beginning of year                                        26,755         11,329           44,538
                                                                    --------        -------         --------

  Balance at end of year                                            $ 11,329        $44,538         $ 22,189
                                                                    ========        =======         ========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                              $ 76,545        $53,321         $ 37,028
  Income taxes                                                        18,750         13,055           14,764





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)



                                                                                              ADJUSTMENTS
                                                     ADDITIONAL                -----------------------------------------
                                          COMMON      PAID-IN      RETAINED     CURRENCY      MARKETABLE       PENSION
                                          STOCK       CAPITAL      EARNINGS    TRANSLATION    SECURITIES     LIABILITIES
                                         --------    ----------    --------    -----------    ----------     -----------
Balance at December 31, 1990               $1,239      $32,022      $426,603    $(12,345)       $(73,530)     $  -

Net income                                   -            -           24,762        -               -            -
Dividends                                    -            -          (22,725)       -               -            -
Adjustments, net                             -            -             -          8,511          73,125         -
Other, net                                      2          596          -           -               -            -
                                           ------      -------      --------    --------        --------      -------

Balance at December 31, 1991                1,241       32,618       428,640      (3,834)           (405)        -

Net loss                                     -            -          (98,288)       -               -            -
Dividends                                    -            -          (22,753)       -               -            -
Adjustments, net                             -            -             -         (6,443)            173         -
Other, net                                      2          682          -           -               -            -
                                           ------      -------      --------    --------        --------      -------

Balance at December 31, 1992                1,243       33,300       307,599     (10,277)           (232)        -

Net loss                                     -            -          (79,085)       -               -            -
Dividends                                    -            -           (5,704)       -               -            -
Adjustments, net                             -            -             -         (7,499)           (221)      (1,619)
Cumulative effect of change in
 accounting principle                        -            -             -           -             41,528         -
Other, net                                      1          109          -           -               -            -
                                           ------      -------      --------    --------        --------      -------

Balance at December 31, 1993               $1,244      $33,409      $222,810    $(17,776)       $ 41,075      $(1,619)
                                           ======      =======      ========    ========        ========      =======

                                           COMMON           TOTAL
                                           STOCK         STOCKHOLDERS'
                                         REACQUIRED         EQUITY
                                         ----------      ------------
Balance at December 31, 1990              $(79,351)        $294,638

Net income                                    -              24,762
Dividends                                     -             (22,725)
Adjustments, net                              -              81,636
Other, net                                   6,607            7,205
                                          --------         --------

Balance at December 31, 1991               (72,744)         385,516

Net loss                                      -             (98,288)
Dividends                                     -             (22,753)
Adjustments, net                              -              (6,270)
Other, net                                     235              919
                                          --------         --------

Balance at December 31, 1992               (72,509)         259,124

Net loss                                      -             (79,085)
Dividends                                     -              (5,704)
Adjustments, net                              -              (9,339)
Cumulative effect of change in
 accounting principle                         -              41,528
Other, net                                     867              977
                                          --------         --------

Balance at December 31, 1993              $(71,642)        $207,501
                                          ========         ========



          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

       Valhi, Inc. is a subsidiary of Contran Corporation which holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. All of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control each of Contran and Valhi.

Principles of consolidation

       The accompanying consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

Translation of foreign currencies

       Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments, and the Company's equity in translation adjustments of less than majority-owned affiliates, are accumulated in the currency translation adjustments component of stockholders' equity, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

Cash and cash equivalents

       Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

Marketable securities and securities transactions

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. See Notes 5 and 18.

       Under SFAS No. 115, the Company's portfolio of marketable debt and equity securities is carried at market. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities, and the Company's equity in unrealized gain and loss adjustments of less than majority-owned affiliates, are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses are based upon the specific identification of the securities sold.

       SFAS No. 115 superseded SFAS No. 12 under which marketable securities were generally carried at the lower of aggregate market or amortized cost and unrealized net gains were not recognized.

Net sales

       Refined sugar, forest products and hardware products sales are recorded when products are shipped. Fast food sales are recorded at the time of retail sale.

Inventories and cost of sales

       Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of substantially all inventories, except supplies. Supplies and other inventory costs are generally based on average cost.

       Under the terms of its contracts with sugarbeet growers, the Company's cost of sugarbeets is based on average sugar sales prices during the beet crop purchase contract year, which begins in October and ends the following September. Any differences between the sugarbeet cost estimated at the end of the fiscal year and the amount ultimately paid is an element of cost of sales in the succeeding year.

Investment in affiliates

       Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the affiliate's separately-reported net assets are allocated among the assets and liabilities of the affiliate based upon estimated relative fair values. Such differences are charged or credited to income as the affiliates depreciate, amortize or dispose of the related net assets. At December 31, 1993, the unamortized net difference was $158 million, of which $80 million is goodwill being amortized over 40 years with substantially all of the remainder attributable to the affiliates' property and equipment. The remaining unamortized net basis difference is greater than the Company's $75 million aggregate net carrying value of its investment in NL Industries, Inc. and Tremont Corporation because NL reports a shareholders' deficit on its separate historical basis of accounting.

Timber and timberlands and depletion

       Timber and timberlands are stated at cost less accumulated depletion. Depletion is computed by the unit-of-production method.

Intangible assets and amortization

       Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefitted.

Property, equipment and depreciation

       Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects capitalized as a component of construction costs were $172,000 in 1991, $342,000 in 1992 and $420,000 in
1993.

       Depreciation is computed principally by the straight-line and unit-of-production methods over the estimated useful lives of eight to 40 years for buildings and three to 20 years for equipment.

Long-term debt

       Long-term debt is stated net of unamortized original issue discount ("OID"). OID and deferred financing costs are amortized over the life of the applicable issue by the interest method. Capital lease obligations are stated net of imputed interest.

Employee benefit plans

       Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 17.

Research and development

       Research and development expense was $706,000 in 1991, $901,000 in 1992 and $854,000 in 1993.

Income taxes

       Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. NL and Tremont are separate U.S. taxpayers and are not members of the Contran Tax Group. Payable to affiliates at December 31, 1992 includes income taxes payable to Contran of $1,612,000; receivable from affiliates at December 31, 1993 includes income taxes receivable from Contran of $44,000.

       Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in subsidiaries and affiliates not included in the Contran Tax Group.

Income (loss) per share of common stock

       Income (loss) per share is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because the dilutive effect is either antidilutive or not material.

NOTE 2 - BUSINESS AND GEOGRAPHIC SEGMENTS:

 BUSINESS SEGMENT                          PRINCIPAL ENTITIES
- -------------------            ------------------------------------------
Consolidated business segments (100%-owned)
  Refined sugar                The Amalgamated Sugar Company
                               Valcor, Inc.:
  Forest products                Medite Corporation
  Fast food                      Sybra, Inc.
  Hardware products              National Cabinet Lock, Inc.

Unconsolidated affiliates
  Chemicals                    NL Industries, Inc. (49%-owned)*
  Titanium metals              Tremont Corporation (48%-owned)

* Tremont holds an additional 18% of NL.

                                                                             YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                         1991            1992          1993
                                                                         ----            ----          ----
                                                                                   (IN MILLIONS)
Net sales:
  Refined sugar                                                         $439.7          $459.2       $ 430.8
  Forest products                                                        179.7           194.8         174.3
  Fast food                                                              101.5           103.8         111.6
  Hardware products                                                       44.8            54.0          64.4
                                                                        ------          ------       -------

                                                                        $765.7          $811.8       $ 781.1
                                                                        ======          ======       =======

Operating income:
  Refined sugar                                                         $ 42.0          $ 37.8       $  37.5
  Forest products                                                          8.0            22.0          26.3
  Fast food                                                                7.8             8.5           9.7
  Hardware products                                                        7.9            10.7          17.5
                                                                        ------          ------       -------
                                                                          65.7            79.0          91.0
Business unit dispositions, net                                           -                3.5            .5
General corporate income (expense):
  Securities transactions                                                 63.2             2.1           1.2
  Interest and dividend income                                             6.0             9.3           5.2
  General expenses                                                        (7.6)           (7.4)         (8.9)
  Other, net                                                               4.2              .3          (1.1)
Interest expense                                                         (72.2)          (51.5)        (38.6)
                                                                        ------          ------       -------

    Income of consolidated companies before
     income taxes                                                         59.3            35.3          49.3
                                                                        ------          ------       -------

Equity in losses of affiliates:
  NL Industries                                                          (19.3)          (32.1)        (44.7)
  Tremont                                                                  (.4)          (16.6)        (15.1)
  Provisions for market value impairment                                   -             (22.0)        (84.0)
                                                                        ------          ------       -------

                                                                         (19.7)          (70.7)       (143.8)
                                                                        ------          ------       -------

    Income (loss) before income taxes                                   $ 39.6          $(35.4)      $ (94.5)
                                                                        ======          ======       =======

                                                                              YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                         1991            1992          1993
                                                                         ----            ----          ----
                                                                                   (IN MILLIONS)
Depreciation, depletion and amortization:
  Refined sugar                                                         $  7.1          $  8.7        $  9.0
  Forest products                                                         14.4            11.0           8.5
  Fast food                                                                6.1             6.1           6.2
  Hardware products                                                        1.5             1.7           1.7
  Corporate                                                                 .3              .1            .2
                                                                        ------          ------        ------

                                                                        $ 29.4          $ 27.6        $ 25.6
                                                                        ======          ======        ======

Capital expenditures:
  Refined sugar                                                         $ 14.2          $ 12.7        $ 11.1
  Forest products                                                          4.8             9.7          20.8
  Fast food                                                                6.4             4.5           4.3
  Hardware products                                                        1.3             1.0           2.7
  Corporate                                                                 .1              .1            .2
                                                                        ------          ------        ------

                                                                        $ 26.8          $ 28.0        $ 39.1
                                                                        ======          ======        ======

Geographic segments

  Net sales - point of origin:
    United States                                                       $691.0          $722.1        $692.3
    Europe & Canada                                                       74.7            89.7          88.8
                                                                        ------          ------        ------

                                                                        $765.7          $811.8        $781.1
                                                                        ======          ======        ======

  Net sales - point of destination:
    United States                                                       $669.8          $706.6        $686.8
    Other North America                                                   16.0            18.2          22.0
    Europe                                                                49.3            58.1          44.2
    Far East and other                                                    30.6            28.9          28.1
                                                                        ------          ------        ------

                                                                        $765.7          $811.8        $781.1
                                                                        ======          ======        ======

  Operating income:
    United States                                                       $ 56.8          $ 64.7        $ 74.0
    Europe & Canada                                                        8.9            14.3          17.0
                                                                        ------          ------        ------

                                                                        $ 65.7          $ 79.0        $ 91.0
                                                                        ======          ======        ======

                                                                                           DECEMBER 31,
                                                                                        -------------------
                                                                                          1992        1993
                                                                                          ----        ----
                                                                                          (IN MILLIONS)
Identifiable assets

  Business segments:
    Refined sugar                                                                       $  385.8      $369.0
    Forest products                                                                        165.8       170.6
    Fast food                                                                               66.9        65.1
    Hardware products                                                                       23.5        31.3
    Corporate                                                                              241.4       223.3
    Investment in NL & Tremont                                                             248.4        74.9
    Intercompany eliminations                                                              (54.8)      (30.3)
                                                                                        --------      ------

                                                                                        $1,077.0      $903.9
                                                                                        ========      ======

  Geographic segments:
    United States                                                                       $  773.3      $771.6
    Europe & Canada                                                                         55.3        57.4
    Investment in NL & Tremont                                                             248.4        74.9
                                                                                        --------      ------

                                                                                        $1,077.0      $903.9
                                                                                        ========      ======


       Capital expenditures include additions to property and equipment and timber and timberlands, excluding amounts attributable to business units acquired in business combinations accounted for by the purchase method.

       Corporate assets consist principally of cash, cash equivalents and marketable securities. Valhi has a wholly-owned captive insurance company ("Valmont") registered in Vermont. Valmont's operations, which are not significant, are included in general corporate expenses.

       At December 31, 1993, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $36.4 million.

NOTE 3 - BUSINESS COMBINATIONS AND RESTRUCTURINGS:

       NL Industries, Inc. At December 31, 1990, the Company held 68% of NL's outstanding common stock. Valhi's ownership of NL increased to 69% by July 1991 as a result of NL's purchases of its common stock in market transactions. In September 1991, NL purchased 11.3 million shares of its common stock at a price of $16 per share pursuant to a "Dutch Auction" self-tender offer. Valhi sold 10.9 million shares to NL pursuant to the offer and thereby reduced its interest in NL to 63%. In December 1991, to complete the Company's plan to reduce its direct ownership of NL to less than 50% and thereby achieve certain income tax savings, Valhi sold 7.8 million NL shares to Tremont at a price of $11.75 per share in a privately-negotiated transaction and further reduced its direct interest in NL to 48%. The Company recognized a $.8 million pre-tax loss on the aggregate reduction in its direct interest in NL from 69% to 48%. During 1992, Valhi's direct interest in NL increased to 49% as a result of additional NL purchases of its common stock in market transactions. For comparative purposes, Valhi's interest in NL is reported by the equity method for all periods presented. Valhi may be deemed to control each of NL and Tremont and, accordingly, Tremont reports its 18% interest in NL by the equity method.

       Tremont Corporation. At December 31, 1990, the Company held 44% of Tremont's outstanding common stock and in 1992 purchased additional Tremont shares for $4.9 million, increasing its interest in Tremont to 48%.

       Baroid Corporation. At December 31, 1990, the Company held 42% of Baroid's outstanding common stock. In May 1991, the Company sold 17.25 million shares of Baroid common stock in an underwritten secondary offering at a price to the public of $6.25 per share, which reduced the Company's interest in Baroid to less than 20%. As a result of this sale and the Company's intent to hold its remaining interest in Baroid solely as an investment and not for the purposes of directing the policies, management or control of Baroid, the Company ceased accounting for Baroid by the equity method effective in May 1991. The Company's $3.3 million equity in undistributed Baroid earnings in 1991, for the period prior to May, is included in other income. In January 1994, Baroid merged with Dresser Industries, Inc. and the Company now holds approximately 3% of Dresser's outstanding common stock. See Note 5.

       Other. In June 1992, National Cabinet Lock purchased certain assets of a competitor for $1.2 million.

NOTE 4 - BUSINESS UNIT DISPOSITIONS:

                                                                              YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1991          1992         1993
                                                                            ----          ----         ----
                                                                                   (IN THOUSANDS)
Insurance gain on plant destroyed by fire                                 $  -          $ 8,490      $  -
Operations permanently closed                                                -           (5,000)         500
                                                                          -------       -------      -------

                                                                          $  -          $ 3,490      $   500
                                                                          =======       =======      =======


       The insurance gain relates to Medite's veneer and chipping plant in Rogue River, Oregon, as insurance proceeds exceeded the net carrying value of the assets destroyed and cleanup costs. The aggregate insurance proceeds of $16.5 million included $5.6 million attributable to business interruption insurance which was recognized as a component of operating income through August 1993. The amount attributable to business interruption insurance was based upon estimates, negotiated with the insurance carrier, of the expected operating profit of the Rogue River operations during each month that the various operations were originally expected to be down. Medite deemed such estimates to be reasonable based upon selling prices in effect at the time in 1992 when the estimates were made and the expected construction schedule at that time.

       In 1992, Medite accrued a loss on its plywood business and related facilities permanently closed in January 1993, most of which related to the net carrying value of property and equipment in excess of estimated net realizable sales value. In 1993, Medite changed its estimate of the aggregate loss primarily because the auction sale proceeds of certain equipment exceeded the previously estimated net realizable value.

NOTE 5 - MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                                          DECEMBER 31,
                                                                                     -----------------------
                                                                                       1992            1993
                                                                                       ----            ----
                                                                                         (IN THOUSANDS)
Current assets - U.S. Treasury securities                                            $127,459       $ 28,518
                                                                                     ========       ========

Noncurrent assets - Baroid common stock                                              $ 44,250       $108,800
                                                                                     ========       ========


       Upon adoption of SFAS No. 115 as of December 31, 1993, the Company classified its portfolio of U.S. Treasury securities as trading securities and its Baroid common stock as securities available-for-sale. Cost of the treasury securities at December 31, 1993 was approximately $28.6 million.

       At December 31, 1993, Valhi held 13.7 million Baroid shares (cost - $44.3 million) with a quoted market price of $8.25 per share, or an aggregate of $112.8 million. However, because the Baroid common stock is exchangeable for the Company's LYONs at the option of the LYONs holder (see Note 11), the carrying value of the Baroid stock is limited to the accreted LYONs obligation. In January 1994, Baroid and Dresser merged and each share of Baroid common stock was exchanged for .4 shares of Dresser common stock. As a result, the LYONs became exchangeable for the 5.5 million Dresser shares now held by the Company.

       At December 31, 1992, the treasury securities were carried at market value, which was slightly less than their aggregate cost of $127.9 million. Market value of the Baroid common stock was $76.9 million at December 31, 1992.

       Net gains from securities transactions in 1991 include $63.7 million on the sale of 19.5 million Baroid shares, of which $8.1 million related to 2.3 million shares sold to Contran at the current market price.

NOTE 6 - ACCOUNTS AND NOTES RECEIVABLE:

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                       1992           1993
                                                                                       ----           ----
                                                                                         (IN THOUSANDS)
Accounts receivable                                                                   $53,903        $58,834
Notes receivable                                                                        2,579          2,548
Accrued interest                                                                        1,705            592
Refundable income taxes                                                                  -               135
Allowance for doubtful accounts                                                        (1,323)          (974)
                                                                                      -------        -------

                                                                                      $56,864        $61,135
                                                                                      =======        =======

NOTE 7 - INVENTORIES:

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                       1992           1993
                                                                                       ----           ----
                                                                                         (IN THOUSANDS)
Raw materials:
  Sugarbeets                                                                         $ 54,982       $ 51,689
  Forest products                                                                      11,890         14,704
  Fast food                                                                             1,310          1,329
  Hardware products                                                                     1,110          1,034
                                                                                     --------       --------
                                                                                       69,292         68,756
                                                                                     --------       --------

In process products:
  Refined sugar and by-products                                                        49,757         56,798
  Forest products                                                                       3,961          1,450
  Hardware products                                                                     2,557          3,179
                                                                                     --------       --------
                                                                                       56,275         61,427
                                                                                     --------       --------

Finished products:
  Refined sugar and by-products                                                       101,320        107,158
  Forest products                                                                       2,638          1,260
  Hardware products                                                                     2,377          1,901
                                                                                     --------       --------
                                                                                      106,335        110,319
                                                                                     --------       --------

Supplies                                                                               33,360         35,623
                                                                                     --------       --------

                                                                                     $265,262       $276,125
                                                                                     ========       ========


       The current cost of LIFO inventories exceeded the net carrying value of such inventories by approximately $45 million and $43 million at December 31, 1992 and 1993, respectively. The effect of reductions in certain LIFO inventory quantities increased consolidated operating income by $.8 million in 1991, $1.9 million in 1992 and $.5 million in 1993.

NOTE 8 - INVESTMENT IN AFFILIATES:

                                                                                          DECEMBER 31,
                                                                                     -----------------------
                                                                                       1992            1993
                                                                                       ----            ----
                                                                                         (IN THOUSANDS)
NL Industries                                                                        $200,197        $60,170
Tremont                                                                                48,198         14,727
                                                                                     --------        -------

                                                                                     $248,395        $74,897
                                                                                     ========        =======


       The Company holds approximately 24.8 million shares of NL common stock and 3.5 million shares of Tremont common stock. The quoted per share market prices of NL and Tremont common stock at December 31, 1993 were $4.50 and $6.875, respectively, or an aggregate quoted market value of $135.8 million. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for summarized information relating to the results of operations, financial position and cash flows of each of NL and Tremont.

       The carrying value of NL is stated net of a $10.3 million elimination for Valhi common stock held by NL classified by the Company as common stock reacquired. See Note 13.

NOTE 9 - OTHER NONCURRENT ASSETS:

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                        1992           1993
                                                                                        ----           ----
                                                                                          (IN THOUSANDS)
Intangible assets, net of accumulated
 amortization of $6,266 and $7,856:
  Goodwill                                                                            $ 5,666        $ 5,500
  Franchise fees                                                                        7,991          7,257
  Other                                                                                 9,172          8,323
                                                                                      -------        -------
                                                                                       22,829         21,080
Deferred financing costs                                                                3,838          7,817
Prepaid pension cost                                                                    4,288          4,864
Property held for sale                                                                  4,225          3,853
Other                                                                                   4,692          5,273
                                                                                      -------        -------

                                                                                      $39,872        $42,887
                                                                                      =======        =======


       Property held for sale is carried at the lower of cost or estimated net realizable value under current market conditions.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                          DECEMBER 31,
                                                                                     -----------------------
                                                                                       1992           1993
                                                                                       ----           ----
                                                                                         (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                                                                $132,565       $126,430
  Other                                                                                36,600         36,908
                                                                                     --------       --------
                                                                                      169,165        163,338
                                                                                     --------       --------

Accrued liabilities:
  Sugar processing costs                                                               27,043         22,301
  Employee benefits                                                                    17,503         17,657
  Interest                                                                             14,082          3,987
  Other                                                                                23,335         16,245
                                                                                     --------       --------
                                                                                       81,963         60,190
                                                                                     --------       --------

                                                                                     $251,128       $223,528
                                                                                     ========       ========

NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                       1992           1993
                                                                                       ----           ----
                                                                                         (IN THOUSANDS)
Notes payable - Amalgamated:
  United States Government loans                                                     $ 76,453       $ 75,518
  Bank credit agreements                                                               41,727         42,235
  Commercial paper                                                                      4,000           -
                                                                                     --------       --------

                                                                                     $122,180       $117,753
                                                                                     ========       ========

Long-term debt:
  Valhi:
    Liquid Yield Option NotesTM ("LYONsTM")                                          $ 99,393       $108,800
    Senior subordinated notes                                                         227,348           -
                                                                                     --------       --------
                                                                                      326,741        108,800
                                                                                     --------       --------

  Amalgamated:
    Bank term loan                                                                     18,000         15,000
    Other                                                                                  67           -
                                                                                     --------       --------
                                                                                       18,067         15,000
                                                                                     --------       --------

  Valcor:
    Valcor - Senior Notes                                                                -           100,000
                                                                                     --------       --------

    Medite:
      U.S. bank credit agreements:
        Term loans                                                                     18,000         61,000
        Revolving credit facilities                                                     4,000           -
      Irish bank credit agreements:
        Term loan                                                                        -             1,700
        Revolving credit facility                                                       7,096          6,741
      State of Oregon term loan                                                          -             4,328
      Other                                                                               445            267
                                                                                     --------       --------
                                                                                       29,541         74,036
                                                                                     --------       --------

    Sybra:
      Bank credit agreements                                                           16,500         13,387
      Capital lease obligations                                                         7,935          7,133
      Other                                                                                51             41
                                                                                     --------       --------
                                                                                       24,486         20,561
                                                                                     --------       --------

    National Cabinet Lock                                                                 148            179
                                                                                     --------       --------
                                                                                      398,983        318,576
  Less current maturities                                                             110,279         16,086
                                                                                     --------       --------

                                                                                     $288,704       $302,490
                                                                                     ========       ========

Valhi

       The zero coupon Senior Secured LYONs, $379 million principal amount at maturity in October 2007, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for
14.4308 shares of Dresser common stock held by Valhi. Prior to the Baroid/Dresser merger in January 1994, the LYONs were exchangeable for Baroid common stock (see Note 5). The LYONs are redeemable at the option of the holder in October 1997 or October 2002 at $404.84 or $636.27, respectively, per $1,000 principal amount (the issue price plus accrued OID through such purchase dates). Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods. At December 31, 1992 and 1993, the net carrying value of the LYONs per $1,000 principal amount at maturity was $262.22 and $287.04, respectively, and the quoted market price was $253 and $330, respectively.

       The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Dresser shares.

Amalgamated

       The United States Government loans are made under the sugar price support loan program, which program extends through the 1997 crop year ending September 30, 1998. These short-term nonrecourse loans are collateralized by refined sugar inventories and are payable at the earlier of the date the refined sugar is sold or upon maturity. The weighted average interest rate on Government loans was 3.4% at December 31, 1993.

       Amalgamated's principal bank credit agreement (the "Sugar Credit Agreement") provides for a revolving credit facility in varying amounts up to $75 million, with advances based upon formula-determined amounts of accounts receivable and inventories, and a $21 million term loan. Borrowings under the revolving credit facility bear interest, at Amalgamated's option, at the prime rate or LIBOR plus 1.25% and mature not later than September 30, 1995. The term loan bears interest, at Amalgamated's option, at the prime rate plus .25% or LIBOR plus 1.5% and matures in July 1996. The Sugar Credit Agreement may be terminated by the lenders in the event the sugar price support loan program is abolished or materially and adversely modified, and borrowings are collateralized by substantially all of Amalgamated's assets. Amalgamated also has a $5 million unsecured line of credit with the agent bank for the Sugar Credit Agreement. At December 31, 1993, the weighted average interest rate on Amalgamated's outstanding bank borrowings was 4.9%.

       At December 31, 1993, unused credit available to Amalgamated under its bank credit agreements and the sugar price support loan program aggregated approximately $24 million.

Valcor

       Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a Change of Control, as defined, Valcor would be required to make an offer to purchase the Valcor Notes at 101% of principal amount. At December 31, 1993, the quoted market price of the Valcor Senior Notes was $100.75.

Medite

       Medite's U.S. bank credit agreement (the "Timber Credit Agreement") provides for (i) $75 million of term loan financing due in annual installments of $8 million beginning September 1994 with the balance due September 2000, and
(ii) a $15 million revolving working capital facility through September 1995. Borrowings generally bear interest at rates 1.75% to 2% over LIBOR, are collateralized by Medite's timber and timberlands, and borrowings under the working capital facility are also collateralized by Medite's U.S. receivables and inventories. The term loan consists of two tranches - a $50 million term loan (Tranche A) and a $25 million reducing revolving facility (Tranche B). Medite has entered into interest rate swaps for $26 million of the Tranche A term loan that results in a weighted average interest rate of 7.6% for such borrowings. At December 31, 1993, the fair value of the swap agreements, which mature in 1998 through 2000, is estimated to be a $.1 million liability, which amount represents the estimated cost to the Company if it were to terminate the swap agreements at that date. The Company is exposed to interest rate risk in the event of nonperformance by the other parties to the swap agreements, however, it does not anticipate nonperformance by such parties.

       Medite's Irish subsidiary, Medite of Europe Limited, has bank credit agreements providing for (i) a $26 million multi-currency term construction loan repayable in installments from 1995 through 2000 and (ii) a $12 million multi-currency revolving credit facility through January 1995. Borrowings under both facilities bear interest at rates based upon LIBOR and are collateralized by substantially all of Medite/Europe's assets.

       At December 31, 1993, the weighted average interest rates on Medite's outstanding U.S. and non-U.S. bank borrowings, including the effect of the interest rate swaps discussed above, were 6.3% and 6.7%, respectively, and amounts available for borrowing under the existing bank credit facilities aggregated approximately $55 million.

       The State of Oregon term loan matures in monthly installments through March 2008, bears interest at 6.9% and is collateralized by certain of Medite's property and equipment.

Sybra

       Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $21 million with interest generally at LIBOR plus 1.25%. Borrowings under these agreements mature July 1995, subject to renewal by the parties through July 1997. At December 31, 1993, the weighted average interest rate on outstanding revolving borrowings was 4.7% and amounts available for borrowing aggregated approximately $8 million.

       Future minimum payments under capital lease obligations at December 31, 1993, including amounts representing interest, are approximately $1.5 million in each of the next five years and an aggregate of $4.6 million thereafter. Capital lease obligations incurred on sale/leaseback and financing transactions were $3.5 million in 1991.

National Cabinet Lock

       National Cabinet Lock's Canadian subsidiary has a bank credit agreement which provides for a $3.3 million term facility due through 2001 and a $3 million revolving facility through April 1994. Borrowings may be in U.S. or Canadian dollars, bear interest generally at LIBOR plus .5% and are collateralized by substantially all of this subsidiary's assets. At December 31, 1993, the full amount of these facilities was available for borrowing.

Other

       The quoted market prices of the Valhi LYONs and Valcor Senior Notes are disclosed above. Substantially all other notes payable and long-term debt of subsidiaries either reprice with changes in market interest rates or bear interest at recently fixed market rates, and the book value of such indebtedness is deemed to approximate market value.

       The Indenture governing the Valcor Senior Notes, among other things, limits Valcor dividends and additional indebtedness and prohibits Valcor from co-investing with affiliates. Other credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1993, the restricted net assets of consolidated subsidiaries approximated $14 million.

Aggregate maturities of long-term debt at December 31, 1993

YEARS ENDING DECEMBER 31,                                                                          AMOUNT
- -------------------------                                                                          ------
                                                                                               (IN THOUSANDS)
  1994                                                                                            $ 16,894
  1995                                                                                              37,488
  1996                                                                                              11,322
  1997                                                                                             163,761
  1998                                                                                               9,662
  1999 and thereafter                                                                              129,028
                                                                                                  --------
                                                                                                   368,155
  Less:
    Unamortized LYONs OID                                                                           44,651
    Amounts representing interest on capital leases                                                  4,928
                                                                                                  --------

                                                                                                  $318,576
                                                                                                  ========

       The LYONs are reflected in the above table as due October 1997, the first of the two dates they are redeemable at the option of the holder, at the aggregate redemption price on such date of $153.5 million ($404.84 per $1,000 principal amount at maturity in October 2007).

NOTE 12 - OTHER NONCURRENT LIABILITIES:

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                        1992           1993
                                                                                        ----           ----
                                                                                          (IN THOUSANDS)
Accrued OPEB cost                                                                     $16,984        $17,705
Accrued pension cost                                                                    1,117            110
Insurance claims and expenses                                                           6,305          5,141
Other                                                                                   5,026          4,372
                                                                                      -------        -------

                                                                                      $29,432        $27,328
                                                                                      =======        =======


NOTE 13 - STOCKHOLDERS' EQUITY:

Common stock

                                                                           SHARES OF COMMON STOCK
                                                                   ----------------------------------------
                                                                   ISSUED       REACQUIRED      OUTSTANDING
                                                                   ------       ----------      -----------
                                                                                (IN THOUSANDS)
Balance at December 31, 1990                                       123,935         (10,542)         113,393

Issued                                                                 170              24              194
Reacquired                                                            -                283              283
                                                                   -------         -------          -------

Balance at December 31, 1991                                       124,105         (10,235)         113,870

Issued                                                                 185              24              209
Reacquired                                                            -                (26)             (26)
                                                                   -------         -------          -------

Balance at December 31, 1992                                       124,290         (10,237)         114,053

Issued                                                                 145              55              200
                                                                   -------         -------          -------

Balance at December 31, 1993                                       124,435         (10,182)         114,253
                                                                   =======         =======          =======


       Common stock issued includes 14,800 shares in 1991, 15,500 shares in 1992 and 47,800 in 1993 to pay accrued employee benefits of $74,000, $87,000 and $239,000, respectively.

       Consolidated common stock reacquired at December 31, 1993 includes 679,000 shares representing the Company's proportional interest in shares of Valhi common stock held by NL. Under Delaware Corporation Law, all shares held by a less than 50%-owned company are considered to be outstanding. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

Options and restricted stock

       The Valhi, Inc. 1987 Incentive Stock Option - Stock Appreciation Rights Plan, as amended, (the "1987 Option Plan") provides for the discretionary grant of stock options, restricted stock and stock appreciation rights. Valhi's Board of Directors has increased, subject to stockholder approval, the number of shares of Valhi common stock that may be issued pursuant to the 1987 Option Plan from six million to nine million shares. The 1987 Option Plan provides for the grant of options that qualify as incentive options and for options which are not so qualified. Options are granted at a price not less than 85% of fair market value on the date of grant, vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. The exercise price of certain options increases annually based upon an interest factor less Valhi dividends per share paid during the year.
Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. At December 31, 1993, 296,400 shares restricted for periods up to 30 months are included in outstanding shares. No stock appreciation rights have been granted.

       Pursuant to the Valhi, Inc. 1990 Non-Employee Director Stock Option Plan, options to purchase 2,000 shares of Valhi common stock are automatically granted once a year to each non-employee director of Valhi. Options are granted at a price equal to the fair market value on the date of grant, vest one year from the date of grant and expire five years from the date of grant. Up to 50,000 shares of Valhi common stock may be issued pursuant to this plan.

       Changes in outstanding options are summarized in the table below. At December 31, 1993, options to purchase 3,095,000 Valhi shares were exercisable (20,000 shares exercisable at prices lower than the December 31, 1993 quoted market price of $4.875 per share) and options to purchase 506,000 shares become exercisable in 1994. At December 31, 1993, an aggregate of 711,000 shares were available for future grants.

                                                                                                     AMOUNT
                                                                                   EXERCISE          PAYABLE
                                                                                   PRICE PER          UPON
                                                                  SHARES             SHARE          EXERCISE
                                                                  ------          ------------      --------
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
Outstanding at December 31, 1990                                   3,541           $1.00-15.00       $29,995

Granted                                                              621            5.63- 7.25         3,509
Cancelled                                                           (214)           1.00-15.00        (2,209)
                                                                   -----           -----------       -------

Outstanding at December 31, 1991                                   3,948            3.51-15.00        31,295

Granted                                                                8                  5.50            44
Cancelled                                                            (46)           5.00-15.00          (393)
                                                                   -----           -----------       -------

Outstanding at December 31, 1992                                   3,910            3.51-15.00        30,946

Granted                                                              620                  5.00         3,102
Exercised                                                             (5)                 3.61           (18)
Cancelled                                                             (1)                 3.51            (3)
                                                                   -----           -----------       -------

Outstanding at December 31, 1993                                   4,524           $3.51-15.00       $34,027
                                                                   =====           ===========       =======

NOTE 14 - INCOME TAXES:

       Summarized below are (i) the components of income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles ("pretax income"), (ii) the difference between income tax benefit (expense) attributable to pretax income and the amounts that would be expected using the U.S. federal statutory income tax rate of 34% in 1991 and 1992 and 35% in 1993, (iii) the components of income tax benefit (expense) attributable to pretax income, and (iv) the components of the comprehensive tax benefit (expense).

                                                                                YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                               1991       1992        1993
                                                                               ----       ----        ----
                                                                                     (IN MILLIONS)
Pretax income (loss):
  United States:
    Contran Tax Group:
      Consolidated companies                                                  $ 51.9     $ 21.9      $  32.8
      Dividends from NL and Tremont                                             24.4       10.7          -
                                                                              ------     ------      -------
                                                                                76.3       32.6         32.8
    Undistributed equity in losses of NL and
     Tremont                                                                   (44.1)     (81.4)      (143.8)
                                                                              ------     ------      -------
                                                                                32.2      (48.8)      (111.0)
  Non-U.S. subsidiaries                                                          7.4       13.4         16.5
                                                                              ------     ------      -------

                                                                              $ 39.6     $(35.4)     $ (94.5)
                                                                              ======     ======      =======

Expected tax benefit (expense)                                                $(13.5)    $ 12.0      $  33.1
Non-U.S. tax rates                                                                .7        1.8          1.8
U.S. state income taxes, net                                                    (1.4)      (1.7)        (1.8)
Incremental U.S. tax and rate differences on equity
 in earnings of non-tax group companies                                         (5.0)       (.5)        (3.6)
Rate change adjustment of deferred taxes                                         -          -             .1
Other, net                                                                       (.4)       1.6           .8
                                                                              ------     ------      -------

                                                                              $(19.6)    $ 13.2      $  30.4
                                                                              ======     ======      =======
Income tax benefit (expense):
  Currently payable:
    U.S. federal                                                              $(12.1)    $ (7.0)     $ (12.1)
    U.S. state                                                                  (3.4)      (2.8)        (2.6)
    Non-U.S.                                                                    (1.7)      (2.2)        (4.3)
                                                                              ------     ------      -------
                                                                               (17.2)     (12.0)       (19.0)
  Deferred income taxes, principally U.S.                                       (2.4)      25.2         49.4
                                                                              ------     ------      -------

                                                                              $(19.6)    $ 13.2      $  30.4
                                                                              ======     ======      =======

Comprehensive provision for income tax benefit
 (expense) allocable to:
  Pre-tax income                                                              $(19.6)    $ 13.2      $  30.4
  Extraordinary items                                                            (.3)       3.2          8.3
  Stockholders' equity, principally deferred taxes
   allocable to currency translation adjustments                                 2.0        3.5          4.9
                                                                              ------     ------      -------

                                                                              $(17.9)    $ 19.9      $  43.6
                                                                              ======     ======      =======

       Changes in deferred income taxes related to adoption of new accounting standards is disclosed in Note 18.

       The components of the net deferred tax liability are summarized below.

                                                                                  DECEMBER 31,
                                                                    ----------------------------------------
                                                                            1992                 1993
                                                                    -------------------  -------------------
                                                                    ASSETS  LIABILITIES  ASSETS  LIABILITIES
                                                                    ------  -----------  ------  -----------
                                                                                  (IN MILLIONS)
Tax effect of temporary differences relating to:
  Inventories                                                       $   .1     $ (8.8)    $  .1     $ (8.8)
  Marketable securities                                                -          (.8)      -        (23.5)
  Timber and timberlands                                               -        (11.2)      -        (11.3)
  Property and equipment                                               -        (19.9)      -        (18.6)
  Capital lease assets and obligations                                 1.4        -         1.4        -
  Accrued OPEB cost                                                    6.8        -         7.2        -
  Accrued liabilities and other deductible differences                16.7        -        13.1        -
  Other taxable differences                                            -        (15.0)      -        (16.9)
  Investments in subsidiaries and affiliates not
   members of the consolidated tax group                              20.3        -        80.8        -
  Non-U.S. tax loss carryforwards                                       .2        -          .1        -
Valuation allowance                                                    -          -         -          -
                                                                    ------     ------    ------     ------
    Gross deferred tax assets (liabilities)                           45.5      (55.7)    102.7      (79.1)
Netting of items by tax jurisdiction                                 (44.9)      44.9     (74.9)      74.9
                                                                    ------     ------    ------     ------
                                                                        .6      (10.8)     27.8       (4.2)
Less net current deferred tax asset (liability)                         .6        -          .1       (2.5)
                                                                    ------     ------    ------     ------

    Net noncurrent deferred tax asset (liability)                   $  -       $(10.8)   $ 27.7     $ (1.7)
                                                                    ======     ======    ======     ======


       The components of the provision for deferred income taxes for 1991 (a disclosure not required after adopting SFAS No. 109 in 1992) is summarized below.

                                                                                                  AMOUNT
                                                                                                  ------
                                                                                              (IN MILLIONS)
Depreciation                                                                                       $(1.7)
Undistributed income of subsidiaries and affiliates                                                 (2.5)
Reduction in interest in affiliate                                                                   7.2
Other, net                                                                                           (.6)
                                                                                                   -----

                                                                                                   $ 2.4
                                                                                                   =====


NOTE 15 - INTEREST AND OTHER INCOME:

                                                                               YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1991          1992         1993
                                                                            ----          ----         ----
                                                                                   (IN THOUSANDS)
Interest and dividends:
  General corporate income                                                $ 5,960       $ 9,279      $ 5,211
  Sugarbeet growers and other                                                 844           706          562
Currency transactions, net                                                     32             1         (188)
Disposal of property and equipment                                             81           247          361
Other, net                                                                  7,779         7,705        5,245
                                                                          -------       -------      -------

                                                                          $14,696       $17,938      $11,191
                                                                          =======       =======      =======

NOTE 16 - EXTRAORDINARY ITEMS:

                                                                               YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                           1991          1992          1993
                                                                           ----          ----          ----
                                                                                    (IN THOUSANDS)
Prepayments of Valhi's 12 1/2% Notes                                      $ -          $(9,511)     $ (7,749)
Income tax benefit                                                          -            3,234         2,712
                                                                          ------       -------      --------
                                                                            -           (6,277)       (5,037)
                                                                          ------       -------      --------

Equity in extraordinary items of NL:
  Income tax benefit of utilization of tax loss
   and tax credit carryforwards                                            4,917          -             -
  Prepayments of indebtedness                                                184          -          (15,928)
                                                                          ------       -------      --------
                                                                           5,101          -          (15,928)
  Deferred income tax benefit (expense)                                     (349)         -            5,575
                                                                          ------       -------      --------
                                                                           4,752          -          (10,353)
                                                                          ------       -------      --------

    Extraordinary gain (loss)                                             $4,752       $(6,277)     $(15,390)
                                                                          ======       =======      ========


       Funds for the prepayment of $235 million principal amount of Valhi 12 1/2% Senior Subordinated Notes during 1992 and 1993 were provided in part from net proceeds of the LYONs ($95 million), Medite's Timber Credit Agreement ($60 million) and Valcor's Senior Notes ($50 million).

       Utilization of tax loss and credit carryforwards are not classified as extraordinary items subsequent to the adoption of SFAS No. 109.

NOTE 17 - EMPLOYEE BENEFIT PLANS:

Company-sponsored pension plans

       Valhi and its subsidiaries maintain various defined benefit and defined contribution plans and about 40% of the Company's worldwide full and part-time employees (over 80% of full-time employees) participate in one or more of such company-sponsored plans. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements.

       Defined contribution plans. Approximately 90% of full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas, and certain of such employees also participate in Valhi's noncontributory unleveraged Employee Stock Ownership Plan. At December 31, 1993, 186,000 shares of Valhi common stock were held by the ESOP, all of which were allocated to participants. The Company's expense related to the savings plans and the ESOP approximated $2 million in 1991, $2.4 million in 1992 and $2.6 million in 1993.

       Defined benefit plans. Approximately 65% of the Company's worldwide full-time employees are covered by defined benefit plans. The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. The rates used in determining the actuarial present value of benefit obligations at December 31, 1993 were (i) discount rate - 7.5% (1992 - 8% to 8.5%), and (ii) rate of increase in future compensation levels - 4% to 5%. The expected long-term rates of return on assets used ranged from 7.5% to 10% (1992 - 7.5% to 12%). Approximately one-half of the aggregate plan assets at December 31, 1993 consist of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates, including Contran and certain Contran affiliates. Other plan assets are primarily mutual funds. Assets of the combined investment fund are primarily investments in corporate equity and debt securities, short-term cash investments and notes collateralized by residential and commercial real estate.

                                                                PLAN ASSETS EXCEED       ACCUMULATED BENEFITS
                                                               ACCUMULATED BENEFITS       EXCEED PLAN ASSETS
                                                               --------------------      --------------------
                                                                   DECEMBER 31,              DECEMBER 31,
                                                               --------------------      --------------------
                                                                 1992        1993          1992       1993
                                                                 ----        ----          ----       ----
                                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                               $24,697     $35,141       $ 4,835    $  -
  Nonvested benefits                                              3,017       4,134           394       -
                                                                -------     -------       -------    -------

  Accumulated benefit obligations                                27,714      39,275         5,229       -
  Effect of projected salary increases                            6,619      10,315         4,026       -
                                                                -------     -------       -------    -------

  Projected benefit obligations                                  34,333      49,590         9,255       -
Plan assets at fair value                                        32,691      46,040         4,825       -
                                                                -------     -------       -------    -------

Plan assets over (under) projected benefit obligations           (1,642)     (3,550)       (4,430)      -
Unrecognized net loss from experience different from
 actuarial assumptions                                            5,655       7,526         2,204       -
Unrecognized prior service cost                                     597         938           525       -
Unrecognized net obligations (assets) being amortized
 over periods of 9 to 16 years                                   (1,290)       (140)          917       -
                                                                -------     -------       -------    -------

Total prepaid (accrued) pension cost                              3,320       4,774          (784)      -
Current portion and reclassification, net                           968          90          (333)      (110)
                                                                -------     -------       -------    -------

    Noncurrent prepaid (accrued) pension cost                   $ 4,288     $ 4,864       $(1,117)   $  (110)
                                                                =======     =======       =======    =======



                                                                               YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1991          1992          1993
                                                                           ----          ----          ----
                                                                                    (IN THOUSANDS)
Service cost benefits earned during the year                             $ 2,068       $ 2,435       $ 2,291
Interest cost on projected benefit obligations                             2,710         3,074         3,467
Actual return on plan assets                                              (4,671)       (1,978)       (6,012)
Net amortization and deferral                                              1,435        (1,848)        1,766
                                                                         -------       -------       -------

                                                                         $ 1,542       $ 1,683       $ 1,512
                                                                         =======       =======       =======

       The 1992 loss related to the permanent closure of the Company's plywood operations (see Note 4) includes a pension curtailment loss of $.6 million.

       The pension liabilities component of stockholders' equity relates to the Company's equity in amounts recorded by NL and Tremont, net of related deferred income taxes.

Multiemployer pension plans

       A small minority of the Company's employees are covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions to multiemployer plans based upon collectively-bargained agreements were $128,000 in 1991, $95,000 in 1992, and $53,000 in 1993. Based
upon information provided by the multiemployer plans' administrators, the Company's share of such plans' unfunded vested benefits is not significant.

Postretirement benefits other than pensions

       Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Under plans currently in effect, some currently active employees of Amalgamated and Medite may become eligible for postretirement health care benefits if they reach retirement age while working for the applicable subsidiary. Substantially all retirees are required to contribute a portion of the cost of their benefits and certain current and all future retirees either cease to be eligible for health care benefits at age 65 or are thereafter eligible only for limited benefits.

       The components of the periodic OPEB cost and accumulated OPEB obligation are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1993, were (i) discount rate - 7.5% (1992 - 7.75%), (ii) rate of increase in future compensation levels
- - 4% to 4.5% (1992 - 4% to 5%) and (iii) rate of increase in future health care costs - 13.5% in 1994, gradually declining to approximately 6% in 2017 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $210,000 in 1993, and the actuarial present value of accumulated OPEB obligations at December 31, 1993 would have increased $1.7 million.

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                         1992          1993
                                                                                         ----          ----
                                                                                           (IN THOUSANDS)
Service cost benefits earned during the year                                            $  498        $  527
Interest cost on accumulated OPEB obligation                                             1,279         1,139
Net amortization and deferral                                                             -              (86)
                                                                                        ------        ------

                                                                                        $1,777        $1,580
                                                                                        ======        ======

       Pay-as-you-go OPEB expense, prior to adoption of SFAS No. 106, was approximately $1 million in 1991.

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                        1992           1993
                                                                                        ----           ----
                                                                                          (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligations:
  Retiree benefits                                                                    $10,484        $ 8,006
  Other fully eligible active plan participants                                         1,848          1,876
  Other active plan participants                                                        5,481          5,527
                                                                                      -------        -------
                                                                                       17,813         15,409
Unrecognized net gain from experience different
 from actuarial assumptions                                                               161          3,150
                                                                                      -------        -------

Total accrued OPEB cost                                                                17,974         18,559
Less current portion                                                                      990            854
                                                                                      -------        -------

  Noncurrent accrued OPEB cost                                                        $16,984        $17,705
                                                                                      =======        =======


NOTE 18 - CHANGES IN ACCOUNTING PRINCIPLES:

       Marketable securities (SFAS No. 115). The Company, NL and Tremont each elected early compliance with SFAS No. 115 effective December 31, 1993. The cumulative effect of this change in accounting principle is shown in the table below. The amounts attributable to the Company's investment in NL and Tremont consist of the Company's equity in the respective amounts reported by NL and Tremont.

                                                                                    AMOUNT REFLECTED IN
                                                                                -----------------------------
                                                                                                     EQUITY
                                                                                EARNINGS            COMPONENT
                                                                                --------            ---------
                                                                                       (IN THOUSANDS)
Increase (decrease) in net assets at
 December 31, 1993:
  Marketable securities                                                          $ -                $ 64,550
  Investment in NL and Tremont                                                     661                  (661)
  Deferred income taxes                                                           (232)              (22,361)
                                                                                 -----              --------

                                                                                 $ 429              $ 41,528
                                                                                 =====              ========


       OPEB (SFAS No. 106) and income taxes (SFAS No. 109). The Company, NL and Tremont each elected (i) early compliance with both SFAS No. 106 and SFAS No. 109 as of January 1, 1992; (ii) to apply SFAS No. 109 prospectively and not restate prior years; and (iii) immediate recognition of the OPEB transition obligation. The cumulative effect of changes in accounting principles adjustment is shown in the table below. The amounts attributable to the Company's investments in NL and Tremont consist of the Company's equity in the respective historical amounts reported by NL and Tremont and applicable adjustment of the Company's purchase accounting basis differences originally recorded net-of- tax at rates differing from current rates.

                                                                                                  AMOUNT
                                                                                                  ------
                                                                                              (IN THOUSANDS)
Increase (decrease) in net assets at January 1, 1992:
  Inventories                                                                                    $  2,629
  Timber and timberlands                                                                            8,606
  Investment in NL and Tremont                                                                    (74,107)
  Franchise fees and other intangible assets                                                        5,647
  Property and equipment                                                                           (1,696)
  Accrued OPEB cost                                                                               (16,965)
  Deferred income taxes, net                                                                        6,112
                                                                                                 --------

    Loss from cumulative effect of changes in accounting
     principles                                                                                  $(69,774)
                                                                                                 ========


NOTE 19 - RELATED PARTY TRANSACTIONS:

       The Company may be deemed to be controlled by Harold C. Simmons. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company (except as otherwise set forth in this Annual Report on Form 10-K), the Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

       It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

       Loans are made between the Company and various related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $1,694,000 in 1991, $405,000 in 1992, and $73,000 in
1993 and related party interest expense was $625,000 in 1991, nil in 1992 and $39,000 in 1993.

       Contran has an $18 million bank credit agreement which includes a $10 million letter of credit facility. Pursuant to such agreement, Contran may authorize the banks to issue letters of credit on behalf of Valmont ($2.3 million outstanding at December 31, 1993). Obligations under this Contran credit agreement are collateralized by certain securities held by Contran.

       Under the terms of Intercorporate Services Agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged to the Company were approximately $1.2 million in each of the past three years. Charges from corporate related parties for services provided in the ordinary course of business were less than $250,000 in each of the past three years. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

       NL and Tremont are parties to ISAs with Valhi whereby Valhi provides certain management, financial and administrative services to NL and Tremont on a fee basis. Baroid and Valhi were parties to a similar agreement terminated in May 1991. Fees charged to affiliates pursuant to these agreements aggregated $2.1 million in 1991, $1.8 million in 1992 and $1.0 million in 1993.

       In June 1991, Valhi sold 2.3 million Baroid shares to Contran for cash at the then-current market price of $6.375 per share. See Note 5. The Company's December 1991 sale of NL common stock to Tremont is described in Note
3. In conjunction with the issuance of the LYONs in October 1992, Valhi purchased 1.7 million shares of Baroid common stock from Contran at the then-current market price of $6.375 per share.

       COAM Company is a partnership, formed prior to 1991, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1993, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $8.4 million over the next 11 years and the Cancer Research Agreement, as amended, provides for funds of up to $19.7 million over the next 17 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. The Company's contributions to COAM were approximately $1.1 million in 1991, $1.7 million in 1992 and $2 million in 1993.

NOTE 20 - COMMITMENTS AND CONTINGENCIES:

Legal proceedings

       Valhi and consolidated subsidiaries

       In November 1987, a complaint was filed in the United States District Court for the District of Utah against Valhi, Amalgamated, the Amalgamated Retirement Plan Committee and Harold C. Simmons (Holland, et al. v. Valhi, Inc., et al., No. 87-C-968G). The complaint, a class action on behalf of certain retired salaried employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for salaried employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $4 million) and a distribution of such funds to retirees and their beneficiaries, an award of punitive damages, and costs and expenses, including attorneys' fees. The punitive damage claim was dismissed in April 1989, Valhi was dismissed as a defendant in the suit and trial was held in July 1991. In January 1992, the court issued Findings of Fact and Conclusions of Law which held, among other things, that Harold C. Simmons was not liable for any violation of law, that the acts which are the subject of the complaint fall outside of Mr. Simmons' fiduciary function, that Amalgamated was entitled to a reversion of excess plan assets but that Amalgamated and the Plan Committee had breached their fiduciary duties under ERISA by calculating the plan participants' share of the reversion in accordance with regulations issued by the Pension Benefit Guaranty Corporation ("PBGC") where application of those regulations resulted in what the court deemed an inequitable distribution to plan participants. The court held that Amalgamated and the Plan Committee had a fiduciary duty under ERISA to consider alternative methods for calculating the plan participants' share of the reversion and, if necessary, to seek approval from the PBGC to utilize such an alternative method. Pursuant to a method of calculation that the court found to result in a more equitable distribution, the plaintiff class was awarded approximately $915,000 plus interest from July 1, 1986, costs and reasonable attorneys' fees. In April 1992, defendants Amalgamated and the Plan Committee filed a notice of appeal, and shortly thereafter, the plaintiffs cross-appealed certain issues resolved in favor of defendants. In November 1992, plaintiffs' appealed the amount of attorneys' fees the court awarded on behalf of plaintiffs. In September 1993 the United States Court of Appeals for the Tenth Circuit heard oral arguments. Amalgamated and the Plan Committee continue to believe the action is without merit, believe the court erred as to certain of its findings and conclusions, and intend to continue to appeal vigorously the court's decision.

       In November 1992, a complaint was filed in the United States District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. The hearing on the Company's motion to dismiss and/or for partial summary judgment has been continued. The Company and the Plan Committee believe the action is without merit and intend to defend the action vigorously.

       In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with Tremont's agreement to purchase 7.8 million NL common shares from Valhi. In addition to Tremont, the complaint names as defendants the members of Tremont's board of directors and Valhi. The complaint alleges, among other things, that Tremont's purchase of the NL shares constitutes a waste of Tremont's assets and that Tremont's board of directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to Tremont for injuries allegedly suffered as a result of the defendants' wrongful conduct. Valhi believes, and understands that Tremont and the other defendants believe, that the action is without merit. Valhi has denied, and understands that Tremont and the other defendants have denied, all allegations of wrongdoing and liability and intends to defend the action vigorously. The defendants have moved to dismiss the complaint on the ground that the plaintiff lacks standing to pursue this action, and oral arguments are scheduled for Spring 1994. The court has granted the plaintiff limited discovery with respect to the motion to dismiss.

       The Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       NL Industries

       Lead pigment litigation. Since 1987, NL, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

       The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, which was permitted for interior residential use in the United States until 1973, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses, and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

       NL is vigorously defending the pending lead pigment litigation and has not accrued any amounts for such litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

       Environmental matters and litigation. Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priority List. These actions seek cleanup costs and/or damages for personal injury or property damage. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1993, NL had accrued $70 million in respect of those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $105 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

       Other litigation. On February 24, 1994, NL settled its lawsuit against Lockheed Corporation and its directors. The litigation arose out of NL's claims, among other things, that Lockheed had violated the federal securities laws by making false and misleading statements about its ESOP that impacted the value of the Lockheed stock formerly owned by NL. The jury concluded in a December 1992 verdict that Lockheed violated the anti-fraud provisions of the federal securities laws and awarded NL $30 million, which gain contingency was not recorded as income by NL at that time. Both companies appealed. In connection with the settlement, NL and Lockheed agreed to dismiss the pending proceedings and to release all claims that each may have against the other. Under terms of the 1994 settlement, Lockheed made a $27 million cash payment to NL, resulting in net proceeds to NL of approximately $20 million. NL will recognize the resolution of this gain contingency in 1994.

       In January 1990, an action was filed in the United States District Court for the Southern District of Ohio against NLO, Inc., a subsidiary of NL, and NL on behalf of a putative class of former NLO employees and their families and former frequenters and invitees of the Feed Materials Production Center ("FMPC") in Ohio (Day, et al. v. NLO, Inc., et al., No. C-1-90-067). The FMPC is owned by the United States Department of Energy (the "DOE") and was formerly managed under contract by NLO. The complaint seeks damages for, among other things, emotional distress and damage to personal property allegedly caused by exposure to radioactive and/or hazardous materials at the FMPC and punitive damages. A trial was held separately on the defendants' defense that the statute of limitations barred the plaintiffs' claims. In November 1991, the jury returned a verdict against six of the ten named plaintiffs, finding that their claims were time barred. Without denying the plaintiffs' motion to vacate the verdict, the court certified this action as a class action. A merits trial is expected to be held in late 1994. Although no assurance can be given, the Company understands that NL believes that, consistent with a July 1987 DOE contracting officer's decision, the DOE will indemnify NLO in the event of an adverse decision just as it did when two previous cases relating to NLO's management of the FMPC were settled; therefore, the resolution of the Day matter is not expected to have a material adverse effect on NL. In the 1987 decision, the contracting officer affirmed NLO's entitlement to indemnification under its contract for the operation of the FMPC for all liability, including the cost of defense, arising out of those two previous cases.

       Tremont Corporation

       Titanium Metals Corporation ("TIMET"), a 75%-owned Tremont subsidiary, along with others, including the airline and the engine manufacturers, has been named in a number of lawsuits arising out of the July 1989 crash of a DC-10 aircraft in Iowa. The majority of the cases naming TIMET have been settled without payment by TIMET to date, although the possibility of a future claim for contribution by one or more other defendants exists with respect to certain of such cases. In addition, TIMET was granted summary judgment in approximately 15 other cases and approximately 25 cases were dismissed in 1993 but have been refiled by the plaintiffs. The Company understands TIMET maintains substantial general liability insurance coverage against claims of this nature and TIMET's insurance carrier has assumed TIMET's defense in the litigation. The Company understands that TIMET, based upon the information which TIMET has obtained to date, does not believe that its ultimate liability in this matter, if any, will exceed its applicable insurance coverage or otherwise have a material adverse effect on TIMET's consolidated financial position, results of operations or liquidity.

       See also the third paragraph under "Valhi and consolidated subsidiaries" above (Kahn v. Tremont, et al.).

       In addition to the litigation described above, NL and Tremont are involved in various environmental, contractual, product liability and other claims and disputes incidental to their respective present and former businesses. The Company understands that each of NL and Tremont currently believe the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its respective consolidated financial position, results of operations or liquidity.

Environmental matters

       Valhi and consolidated subsidiaries. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives and believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. At December 31, 1993, the Company has accrued approximately $2 million in respect of environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.

       NL and Tremont. In addition to litigation referred to above, certain other information relating to regulatory and environmental matters pertaining to NL and Tremont is included in Item 1 - "Business - Unconsolidated Affiliates
- - NL and Tremont" of this Annual Report on Form 10- K.

Concentrations of credit risk

       Amalgamated sells refined sugar primarily in the North Central and Intermountain Northwest regions of the United States. Amalgamated does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of refined sugar segment sales. Amalgamated's ten largest customers accounted for about one-third of its sales in each of the past three years.

       Medite's sales are made primarily to wholesalers of building materials located principally in the western United States, the Pacific Rim, Europe and Mexico. In each of the past three years, Medite's ten largest customers accounted for approximately one-fourth of its sales with eight of such customers in each year located in the U.S.

       Sybra's approximately 160 Arby's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

       National Cabinet Lock's sales are primarily in the U.S. and Canada. In each of the past three years, National Cabinet Lock's ten largest customers accounted for approximately one-third of its sales with at least seven of such customers in each year located in the U.S.

Operating leases

       The Company leases various fast food retail and other facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market values. In most cases the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense was $5.6 million in 1991, $5.7 million in 1992 and $5.8 million in 1993. Contingent rentals based upon gross sales of individual fast food restaurants were less than 10% of total rent expense in each of the past three years.

       At December 31, 1993, substantially all future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year relate to fast food restaurant facilities.

YEARS ENDING DECEMBER 31,                                                                           AMOUNT
- -------------------------                                                                           ------
                                                                                                (In thousands)
  1994                                                                                             $ 5,430
  1995                                                                                               4,764
  1996                                                                                               4,246
  1997                                                                                               3,436
  1998                                                                                               2,551
  1999 and thereafter                                                                                9,980
                                                                                                   -------
                                                                                                    30,407
  Less minimum rentals due under noncancellable subleases                                            1,526
                                                                                                   -------

      Net minimum commitments                                                                      $28,881
                                                                                                   =======


Capital expenditures

       At December 31, 1993, the estimated cost to complete capital projects in process approximated $36 million, including $23.5 millon related to an expansion of Medite/Europe's medium density fiberboard plant. Medite/Europe has entered into certain forward currency contracts to hedge exchange rate risk on the equivalent of approximately $4 million of equipment purchase commitments related to its plant expansion. At December 31, 1993, the fair value of such currency contracts approximated the contract amount.

Timber cutting contracts

       Deposits are made on timber cutting contracts with public and private sources from which Medite obtains a portion of its timber requirements. Medite records only the cash deposits and advances on these contracts because it does not obtain title to the timber until it has been harvested. At December 31, 1993, timber and log purchase obligations aggregated approximately $13.5 million under agreements expiring principally in 1994.

Royalties

       Royalty expense, substantially all of which relates to fast food operations, was $3.6 million in 1991, $4.2 million in 1992 and $4.5 million in 1993. Fast food royalties are paid to the franchisor based upon a percentage of gross sales, as specified in the franchise agreement related to each individual store.

Income taxes

       The Company is undergoing examinations of certain of its income tax returns, and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

       NL is undergoing examinations of certain of its income tax returns in various U.S. and non-U.S. jurisdictions, including Germany, and tax authorities have or may propose tax deficiencies. The Company understands that NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                            QUARTER ENDED
                                                         ---------------------------------------------------
                                                         MARCH 31       JUNE 30       SEPT. 30       DEC. 31
                                                         --------       -------       --------       -------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Year ended December 31, 1993

  Net sales                                               $171.3         $193.5        $213.2        $203.1
  Operating income                                          16.5           21.5          27.0          26.0

  Income (loss):
    Before extraordinary items                            $(60.3)        $ (7.1)       $  1.2        $  2.1
    Extraordinary items                                      -              -            (3.2)        (12.2)
    Cumulative effect of change
     in accounting principles                                -              -             -              .4
                                                          ------         ------        ------        ------

      Net loss                                            $(60.3)        $ (7.1)       $ (2.0)       $ (9.7)
                                                          ======         ======        ======        ======

  Income (loss) per common share:
    Before extraordinary items                            $ (.53)        $ (.06)       $  .01        $  .02
    Extraordinary items                                      -              -            (.03)         (.10)
    Cumulative effect of change
     in accounting principles                                -              -             -             -
                                                          ------         ------        ------        ------

      Net loss                                            $ (.53)        $ (.06)       $ (.02)       $ (.08)
                                                          ======         ======        ======        ======


Year ended December 31, 1992

  Net sales                                               $195.6         $209.6        $207.5        $199.1
  Operating income                                          17.8           22.3          19.5          19.4

  Income (loss):
    Before extraordinary items                            $ (1.5)        $   .4        $  (.8)       $(20.3)
    Extraordinary items                                      (.2)           -             -            (6.1)
    Cumulative effect of changes
     in accounting principles                              (69.8)           -             -             -
                                                          ------         ------        ------        ------

      Net income (loss)                                   $(71.5)        $   .4        $  (.8)       $(26.4)
                                                          ======         ======        ======        ======

  Income (loss) per common share:
    Before extraordinary items                            $ (.02)        $  .01        $ (.01)       $ (.17)
    Extraordinary items                                      -              -             -            (.06)
    Cumulative effect of changes
     in accounting principles                               (.61)           -             -             -
                                                          ------         ------        ------        ------

      Net income (loss)                                   $ (.63)        $  .01        $ (.01)       $ (.23)
                                                          ======         ======        ======        ======

                     {THIS PAGE INTENTIONALLY LEFT BLANK.}

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

         Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1992 and 1993 and for each of the three years in the period ended December 31, 1993 is herein included on this Annual Report on Form 10-K. As discussed in Notes 1 and 18 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") Nos. 106 and 109, respectively, and in 1993 changed its method of accounting for certain investments in debt and equity securities in accordance with SFAS No. 115. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits. We did not audit the financial statements of the refined sugar (The Amalgamated Sugar Company) and forest products (Medite Corporation) subsidiaries constituting approximately 48% and 59% of consolidated assets as of December 31, 1992 and 1993, respectively, and approximately 81%, 81% and 77% of consolidated net sales for the years ended December 31, 1991, 1992 and 1993, respectively. These statements were audited by other auditors whose reports thereon were furnished to us and our opinion expressed herein, insofar as it relates to amounts included for such subsidiaries, is based solely upon their reports.

         In our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                               COOPERS & LYBRAND


Dallas, Texas
February 25, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Shareholder of The Amalgamated Sugar Company:

         Under date of January 28, 1994, we reported on the consolidated balance sheets of The Amalgamated Sugar Company as of December 31, 1992 and 1993, and the related consolidated statements of income and shareholder's equity and cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). In connection with our audits of the aforementioned consolidated financial statements, we also audited consolidated financial statement schedules V, VI, VIII, IX and X (not presented separately herein). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

         In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                               KPMG PEAT MARWICK


Salt Lake City, Utah
January 28, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder of Medite Corporation:

         We have audited in accordance with generally accepted auditing standards the consolidated financial statements (not presented separately herein) of Medite Corporation as of December 31, 1992 and 1993 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 28, 1994. As discussed in Note 8 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively. Our audits of the financial statements were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules V, VI, VIII and X (not presented separately herein) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                           ARTHUR ANDERSEN & CO.


Portland, Oregon,
January 28, 1994

                          VALHI, INC. AND SUBSIDIARIES

                     SCHEDULE I - MARKETABLE SECURITIES (1)

                               DECEMBER 31, 1993

                                 (IN THOUSANDS)




                                             PRINCIPAL
                                              AMOUNT
                                             OF NOTES/                          AMOUNT
     NAME OF ISSUER AND                      NUMBER OF             MARKET      CARRIED IN
     TITLE OF EACH ISSUE                       SHARES     COST     VALUE     BALANCE SHEET
     -------------------                     ---------  --------  --------   -------------
Current assets

  Trading securities - U.S. Treasury Notes   $ 28,065   $ 28,621   $ 28,518    $ 28,518
                                             ========   ========   ========    ========


Noncurrent assets

  Available-for-sale securities - Baroid
   Corporation common stock (2)                13,675   $ 44,250   $112,816    $108,800
                                               ======   ========   ========    ========


(1)  The Company adopted SFAS No. 115 effective December 31, 1993.

(2) Valhi's Liquid Yield Option Notes are exchangeable for the Company's Baroid common stock at the option of the LYONs holders. The carrying value of the Baroid common stock is therefore limited to the accreted value of the LYONs obligation.

                          VALHI, INC. AND SUBSIDIARIES

             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                 (IN THOUSANDS)



                                          BALANCE AT                                              BALANCE
                                           BEGINNING                  AMOUNT       AMOUNT         AT END
                                            OF YEAR      ADDITIONS   COLLECTED   WRITTEN OFF      OF YEAR
                                          ----------     ---------   ---------   -----------      -------
Notes receivable - Contran Corporation:
  Year ended December 31, 1991               $18,150      $ 49,675    $ 67,825        $  -         $  -
  Year ended December 31, 1992                  -           66,953      66,953           -            -
  Year ended December 31, 1993                  -           11,800     (11,800)          -            -




This schedule omits income tax accruals and payments resulting from inclusion of the Registrant and its qualifying subsidiaries in Contran's consolidated U.S. federal income tax return and other amounts arising in the ordinary course of business.

                          VALHI, INC. AND SUBSIDIARIES

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1992 AND 1993

                                 (IN THOUSANDS)

                                                         1992           1993
                                                         ----           ----
Current assets:
  Cash and cash equivalents                            $ 31,565       $ 10,856
  Marketable securities                                 127,459         28,518
  Accounts and notes receivable                           2,521          2,505
  Receivable from subsidiaries and affiliates             5,561          2,061
  Deferred income taxes                                   3,718          1,619
  Other                                                   4,823             96
                                                       --------       --------
      Total current assets                              175,647         45,655
                                                       --------       --------

Other assets:
  Marketable securities                                  44,250        108,800
  Investment in subsidiaries                            155,885         39,096
  Investment in NL and Tremont                          248,395         74,897
  Deferred income taxes                                  13,137         50,744
  Other                                                   8,505          9,650
                                                       --------       --------
      Total other assets                                470,172        283,187
                                                       --------       --------

Property and equipment, net                                 415            418
                                                       --------       --------

                                                       $646,234       $329,260
                                                       ========       ========

Current liabilities:
  Current maturities of long-term debt                 $ 96,629       $   -
  Accounts payable and accrued liabilities               23,560          7,222
  Payable to subsidiaries and affiliates                 31,769          1,058
  Income taxes                                            1,498          1,464
                                                       --------       --------
      Total current liabilities                         153,456          9,744
                                                       --------       --------

Noncurrent liabilities:
  Long-term debt                                        230,112        108,800
  Other                                                   3,542          3,215
                                                       --------       --------
      Total noncurrent liabilities                      233,654        112,015
                                                       --------       --------

Stockholders' equity:
  Capital and retained earnings                         269,633        185,821
  Adjustments:
    Currency translation                                (10,277)       (17,776)
    Marketable securities                                  (232)        41,075
    Pension liabilities                                    -            (1,619)
                                                       --------       --------
      Total stockholders' equity                        259,124        207,501
                                                       --------       --------

                                                       $646,234       $329,260
                                                       ========       ========

                          VALHI, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)


                                                   1991           1992            1993
                                                   ----           ----            ----
Revenues and other income:
  Interest and dividends                         $  6,492       $  9,234       $   5,188
  Securities transactions                          63,201          2,113           1,167
  Other, net                                        5,192          1,403             752
                                                 --------       --------       ---------
                                                   74,885         12,750           7,107
                                                 --------       --------       ---------

Costs and expenses:
  General and administrative                        8,527          8,534           9,139
  Interest                                         58,137         40,992          26,563
  Other, net                                          (83)             1           1,476
                                                 --------       --------       ---------
                                                   66,581         49,527          37,178
                                                 --------       --------       ---------

                                                    8,304        (36,777)        (30,071)
Equity in earnings of subsidiaries                 32,746         45,550          47,941
Equity in losses of NL and Tremont                (19,667)       (70,700)       (143,819)
                                                 --------       --------       ---------

  Income (loss) before income taxes                21,383        (61,927)       (125,949)

Income tax benefit (expense)                       (1,373)        39,690          61,825
                                                 --------       --------       ---------

  Income (loss) before extraordinary items
   and cumulative effect of changes in
   accounting principles                           20,010        (22,237)        (64,124)

Extraordinary items                                 4,752         (6,277)        (15,390)

Cumulative effect of changes in accounting
 principles                                          -           (69,774)            429
                                                 --------       --------       ---------

      Net income (loss)                          $ 24,762       $(98,288)      $ (79,085)
                                                 ========       ========       =========

                          VALHI, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)


                                                  1991             1992             1993
                                                  ----             ----             ----
Cash flows from operating activities:
  Net income (loss)                             $ 24,762        $ (98,288)        $(79,085)
                                                --------        ---------         --------
  Adjustments:
    Noncash interest expense                       1,973            2,966           10,110
    Deferred income taxes                          5,127          (28,689)         (54,636)
    Equity in earnings of subsidiaries           (32,746)         (45,550)         (47,941)
    Equity in losses of NL and Tremont            14,566           70,700          159,747
    Dividends from subsidiaries                   46,297           40,937          164,454
    Dividends from NL and Tremont                 24,414           10,740             -
    Securities transactions                      (63,201)          (2,113)          (1,167)
    Prepayments of senior subordinated
     notes                                          -               9,511            7,749
    Other, net                                    (1,515)           2,062            2,085
    Net change in assets and liabilities         (14,977)          (3,595)          (8,140)
    Cumulative effect of changes in
     accounting principles                          -              69,774             (429)
                                                --------        ---------         --------

      Total adjustments                          (20,062)         126,743          231,832
                                                --------        ---------         --------

        Net cash provided by operating
         activities                                4,700           28,455          152,747
                                                --------        ---------         --------

Cash flows from investing activities:
  Proceeds from disposition of securities        463,596          280,486          381,395
  Purchases of:
    Marketable securities                       (201,820)        (294,105)        (281,795)
    Stock of affiliates                             -              (4,853)            -
  Loans to subsidiaries and affiliates:
    Loans                                        (90,127)         (68,953)         (11,800)
    Collections                                  115,777           66,953           13,800
  Capital expenditures                              (134)              (27)           (195)
  Other, net                                         (99)          (2,161)           3,769
                                                --------        ---------         --------

        Net cash provided (used) by
         investing activities                    287,193          (22,660)         105,174
                                                --------        ---------         --------

                          VALHI, INC. AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)


                                                       1991              1992            1993
                                                       ----              ----            ----
Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                       $  25,000          $ 97,637       $    -
    Principal payments, including
     retirement premiums                             (284,381)          (58,565)       (241,715)
    Deferred financing costs                             -               (3,830)           -
  Loans from subsidiaries and affiliates:
    Loans                                             199,494            55,801          27,631
    Repayments                                       (220,565)          (47,343)        (58,895)
  Dividends                                           (22,725)          (22,753)         (5,704)
  Other, net                                              (86)               48              53
                                                    ---------          --------       ---------

      Net cash provided (used) by
       financing activities                          (303,263)           20,995        (278,630)
                                                    ---------          --------       ---------

Cash and cash equivalents:
  Net increase (decrease)                             (11,370)           26,790         (20,709)
  Balance at beginning of year                         16,145             4,775          31,565
                                                    ---------          --------       ---------

  Balance at end of year                            $   4,775          $ 31,565       $  10,856
                                                    =========          ========       =========


Supplemental disclosures-cash paid for:
  Interest                                          $  61,577          $ 41,492       $  26,817
  Income taxes (received)                              (3,158)          (11,384)        (16,482)

                          VALHI, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -  BASIS OF PRESENTATION:

         The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference. Condensed financial information for all periods presented is classified based on the Company's organizational structure as of December 31, 1993, and certain prior year amounts have been reclassified to conform with the 1993 presentation.

NOTE 2 -  MARKETABLE SECURITIES:

                                                  DECEMBER 31,
                                              ------------------
                                                1992      1993
                                                ----      ----
                                                (IN THOUSANDS)
Current assets - U.S. Treasury securities     $127,459  $ 28,518
                                              ========  ========

Noncurrent assets - Baroid common stock       $ 44,250  $108,800
                                              ========  ========


         The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993 and classified its portfolio of U.S. Treasury securities as trading securities, and its Baroid common stock as securities available-for-sale. Cost of the U.S. Treasury securities at December 31, 1993 was approximately $28.6 million.

         At December 31, 1993, Valhi held 13.7 million Baroid shares (cost - $44.3 million) with a quoted market price of $8.25 per share, or an aggregate of $112.8 million. However, because the Baroid common stock is exchangeable for the Company's LYONs at the option of the LYONs holder (see Note 3), the carrying value of the Baroid stock is limited to the accreted LYONs obligation. In January 1994, Baroid and Dresser merged and each share of Baroid common stock was exchanged for .4 shares of Dresser common stock. As a result, the LYONS became exchangeable for the 5.5 million Dresser shares now held by the Company, which shares represent approximately 3% of Dresser's outstanding common stock.

NOTE 3 -  LONG-TERM DEBT:

                                    DECEMBER 31,
                                 ------------------
                                   1992      1993
                                   ----      ----
                                   (IN THOUSANDS)
Liquid Yield Option NotesTM      $ 99,393  $108,800
Senior subordinated notes         227,348      -
                                 --------  --------
                                  326,741   108,800
Less current maturities            96,629      -
                                 --------  --------

                                 $230,112  $108,800
                                 ========  ========


         The zero coupon Senior Secured LYONs, $379 million principal amount at maturity in October 2007, were issued with significant original issue discount ("OID") to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by the Company (see Note 2). The LYONs are redeemable at the option of the holder in October 1997 or October 2002 at the issue price plus accrued OID through such purchase date. Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods.

         The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend (currently $.17 per quarter) on the escrowed Dresser shares.

Aggregate maturities of long-term debt at December 31, 1993

                                                AMOUNT
                                                ------
                                            (IN THOUSANDS)
October 1997 - LYONs                          $153,451
Less unamortized original issue discount        44,651
                                              --------

                                              $108,800
                                              ========


         The LYONs are reflected in the above table as due in October 1997, the first of the two dates they are redeemable at the option of the holder, at the redemption price on such date of $404.84 per $1,000 principal amount at maturity.

NOTE 4 -  INVESTMENT IN AND ACCOUNTS WITH SUBSIDIARIES AND AFFILIATES:

                                         DECEMBER 31,
                                     --------------------
                                       1992        1993
                                       ----        ----
                                        (IN THOUSANDS)
Investment in subsidiaries
  Amalgamated                        $ 21,176     $25,245
  Valcor                              134,709      13,851
                                     --------     -------

                                     $155,885     $39,096
                                     ========     =======

Investment in affiliates:
  NL Industries                      $200,197     $60,170
  Tremont                              48,198      14,727
                                     --------     -------

                                     $248,395     $74,897
                                     ========     =======

Receivables:
  Loan to Medite                     $  2,000     $  -
  Income taxes, net                       883        -
  Other                                 2,678       2,061
                                     --------     -------

                                     $  5,561     $ 2,061
                                     ========     =======

Payables:
  Loan from Amalgamated              $ 31,186     $  -
  Income taxes, net                      -            296
  Other                                   583         762
                                     --------     -------

                                     $ 31,769     $ 1,058
                                     ========     =======


NOTE 5 -  EQUITY IN EARNINGS OF SUBSIDIARIES AND IN LOSSES OF AFFILIATES:

                                              YEARS ENDED DECEMBER 31,
                                           ------------------------------
                                             1991      1992        1993
                                             ----      ----        ----
                                                   (IN THOUSANDS)
Subsidiaries:
  Valcor                                   $ 10,134  $ 25,092   $  28,350
  Amalgamated                                22,612    20,458      19,591
                                           --------  --------   ---------

                                           $ 32,746  $ 45,550   $  47,941
                                           ========  ========   =========

Affiliates:
  NL Industries                            $(19,327) $(32,110)  $ (44,739)
  Tremont                                      (340)  (16,590)    (15,065)
                                           --------  --------   ---------
                                            (19,667)  (48,700)    (59,804)
  Provisions for market value impairment       -      (22,000)    (84,015)
                                           --------  --------   ---------

                                           $(19,667) $(70,700)  $(143,819)
                                           ========  ========   =========

NOTE 6 -  DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:


                               YEARS ENDED DECEMBER 31,
                          ---------------------------------
                           1991        1992          1993
                           ----        ----          ----
                                   (IN THOUSANDS)
Subsidiaries:
  Amalgamated             $38,681     $19,823      $ 15,522
  Valcor                    7,616      21,114       148,932
                          -------     -------      --------

                          $46,297     $40,937      $164,454
                          =======     =======      ========

Affiliates:
  NL Industries           $22,461     $ 8,675      $   -
  Tremont                   1,953       2,065          -
                          -------     -------      --------

                          $24,414     $10,740      $   -
                          =======     =======      ========



         Dividends from Valcor in 1993 include (1) $60 million from the proceeds of new borrowings under Medite's Timber Credit Agreement and (ii) $75 million from the proceeds of Valcor's Senior Notes Due 2003. NL and Tremont each suspended dividends during 1992.

NOTE 7 -  CASH RECEIVED FOR INCOME TAXES:

                                               YEARS ENDED DECEMBER 31,
                                             ----------------------------
                                              1991      1992      1993
                                              ----      ----      ----
                                                    (IN THOUSANDS)
Received from subsidiaries:
  Amalgamated                                $11,338   $12,620   $11,336
  Valcor                                       7,344     7,623    14,294
                                             -------   -------   -------
                                              18,682    20,243    25,630
                                             -------   -------   -------

Paid to:
  Contran                                     14,086     7,630     8,845
  State and foreign tax authorities            1,438     1,229       303
                                             -------   -------   -------
                                              15,524     8,859     9,148
                                             -------   -------   -------

    Cash received for income taxes, net      $ 3,158   $11,384   $16,482
                                             =======   =======   =======


         NL and Tremont are separate U.S. taxpayers and are not members of the Contran Tax Group.

NOTE 8 -  INCOME TAXES:

         The components of the provision for income tax benefit (expense) attributable to income (loss) before extraordinary items and cumulative effect of changes in accounting principles are presented below.

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1991      1992      1993
                                                   ----      ----      ----
                                                         (IN THOUSANDS)
Provision for income tax benefit (expense):
  Currently refundable                            $ 3,405   $13,056   $10,649
  Deferred income taxes                            (4,778)   26,634    51,176
                                                  -------   -------   -------

                                                  $(1,373)  $39,690   $61,825
                                                  =======   =======   =======


         The components of the net deferred tax asset at December 31, 1992 and 1993 are summarized below.

                                                                 DEFERRED TAX
                                                               ASSET (LIABILITY)
                                                              -------------------
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1992        1993
                                                               ----        ----
                                                                 (IN THOUSANDS)
Tax effect of temporary differences related to:
  Marketable securities                                       $  (751)   $(23,498)
  Investment in NL and Tremont                                 17,747      78,844
  Accrued liabilities and other deductible differences          6,695       5,420
  Other taxable differences                                    (6,836)     (8,403)
                                                              -------    --------

                                                              $16,855    $ 52,363
                                                              =======    ========

Current deferred tax asset                                    $ 3,718    $  1,619
Noncurrent deferred tax asset                                  13,137      50,744
                                                              -------    --------

                                                              $16,855    $ 52,363
                                                              =======    ========

NOTE 9 -  CHANGES IN ACCOUNTING PRINCIPLES:

         Marketable securities (SFAS No. 115). The Company, NL and Tremont each elected early compliance with SFAS No. 115 effective December 31, 1993. The cumulative effect of this change in accounting principle is shown in the table below. The amounts attributable to the Company's investment in NL and Tremont consist of the Company's equity in the respective amounts reported by NL and Tremont.

                                           CUMULATIVE ADJUSTMENT TO
                                           ------------------------
                                                            EQUITY
                                           EARNINGS       COMPONENT
                                           --------       ---------
                                                (IN THOUSANDS)
Increase (decrease) in net assets at
 December 31, 1993:
  Marketable securities                      $  -         $ 64,550
  Investment in NL and Tremont                   661          (661)
  Deferred income taxes, net                    (232)      (22,361)
                                             -------      --------

                                             $   429      $ 41,528
                                             =======      ========


         OPEB (SFAS No. 106) and income taxes (SFAS No. 109). The Company, NL and Tremont each elected (i) early compliance with both SFAS No. 106 and SFAS No. 109 as of January 1, 1992; (ii) to apply SFAS No. 109 prospectively and not restate prior years; and (iii) immediate recognition of the OPEB transition obligation. The cumulative effect of these changes in accounting principles adjustment is shown in the table below. The amounts attributable to the Company's investments in NL and Tremont consist of the Company's equity in the respective historical amounts reported by NL and Tremont and, pursuant to SFAS No. 109, applicable adjustment of certain of the Company's purchase accounting basis differences originally recorded net-of-tax at rates differing from current rates.

                                                                  AMOUNT
                                                                  ------
                                                              (IN THOUSANDS)
Increase (decrease) in net assets at January 1, 1992:
  Investment in Amalgamated and Valcor                          $ (5,704)
  Investment in NL and Tremont                                   (74,107)
  Deferred income taxes, net                                      10,037
                                                                --------

    Loss from cumulative effect of changes in accounting
     principles                                                 $(69,774)
                                                                ========

                          VALHI, INC. AND SUBSIDIARIES

                      SCHEDULE V - PROPERTY AND EQUIPMENT

                                 (IN THOUSANDS)



                                BALANCE AT                               CURRENCY     CHANGE IN                   BALANCE
                                BEGINNING     ADDITIONS                 TRANSLATION   ACCOUNTING                  AT END
       CLASSIFICATION            OF YEAR       AT COST    RETIREMENTS   ADJUSTMENTS   METHOD (A)     OTHER (B)    OF YEAR
- ----------------------------    ----------    ---------   -----------   -----------   ----------     ---------    --------
Year ended December 31, 1991:
  Land                            $ 16,399     $ 2,028     $   -          $  -          $  -           $  -         $ 18,427
  Buildings                         41,895       2,352           (2)         -             -              -           44,245
  Equipment                        292,623      13,924       (1,466)         -             -               624       305,705
  Construction in progress           2,551       6,614         -             -             -              -            9,165
                                  --------     -------     --------       -------       -------        -------      --------

                                  $353,468     $24,918     $ (1,468)      $  -          $  -           $   624      $377,542
                                  ========     =======     ========       =======       =======        =======      ========

Year ended December 31, 1992:
  Land                            $ 18,427     $ 1,783     $ (3,371)      $    (2)      $ 1,344        $  -         $ 18,181
  Buildings                         44,245       2,072       (2,404)         (254)       (2,142)          -           41,517
  Equipment                        305,705      27,930      (11,113)         (892)         (898)           988       321,720
  Construction in progress           9,165      (5,084)        -             -             -              -            4,081
                                  --------     -------     --------       -------       -------        -------      --------

                                  $377,542     $26,701     $(16,888)      $(1,148)      $(1,696)       $   988      $385,499
                                  ========     =======     ========       =======       =======        =======      ========

Year ended December 31, 1993:
  Land                            $ 18,181     $   642     $   -          $    (1)      $  -           $  -         $ 18,822
  Buildings                         41,517       2,137          (22)         (110)         -              -           43,522
  Equipment                        321,720      21,872       (1,600)         (437)         -               313       341,868
  Construction in progress           4,081      13,283          (13)           (7)         -              -           17,344
                                  --------     -------     --------       -------       -------        -------      --------

                                  $385,499     $37,934     $ (1,635)      $  (555)      $  -           $   313      $421,556
                                  ========     =======     ========       =======       =======        =======      ========



(a)  Adjustment of carrying value resulting from adoption of SFAS No. 109.
(b) A 1992 business combination accounted for by the purchase method, and reclassifications.

                          VALHI, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)




                                                             DEPLETION
                                    BALANCE AT               CHARGED TO   CHANGE IN    BALANCE
                                    BEGINNING   ADDITIONS    COSTS AND    ACCOUNTING   AT END
       CLASSIFICATION                OF YEAR     AT COST      EXPENSES    METHOD (A)   OF YEAR
- ----------------------------        ----------  ---------    ----------   ----------   --------
Timber and timberlands:
  Year ended December 31, 1991       $48,131      $ 1,861     $ (5,631)    $ -           $44,361

  Year ended December 31, 1992        44,361        1,253       (2,629)     8,606         51,591

  Year ended December 31, 1993        51,591        1,152         (875)      -            51,868





(a)  Adjustment of carrying value resulting from adoption of SFAS No. 109.

                          VALHI, INC. AND SUBSIDIARIES

        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                                 (IN THOUSANDS)



                                                 ADDITIONS
                                   BALANCE AT   CHARGED TO                CURRENCY                   BALANCE
                                   BEGINNING     COSTS AND               TRANSLATION                 AT END
       CLASSIFICATION               OF YEAR      EXPENSES    RETIREMENTS ADJUSTMENTS     OTHER (A)   OF YEAR
- ----------------------------       ----------   ----------   ----------- -----------     ---------   --------
Year ended December 31, 1991:
  Buildings                         $ 15,164      $ 2,331    $  -             $ -          $ -        $ 17,495
  Equipment                          147,930       19,228     (1,260)           -           (290)      165,608
                                    --------      -------    -------          -----        -----      --------

                                    $163,094      $21,559    $(1,260)         $ -          $(290)     $183,103
                                    ========      =======    =======          =====        =====      ========

Year ended December 31, 1992:
  Buildings                         $ 17,495      $ 2,071    $(1,555)         $ (65)       $ -        $ 17,946
  Equipment                          165,608       21,201     (7,050)          (623)         102       179,238
                                    --------      -------    -------          -----        -----      --------

                                    $183,103      $23,272    $(8,605)         $(688)       $ 102      $197,184
                                    ========      =======    =======          =====        =====      ========

Year ended December 31, 1993:
  Buildings                         $ 17,946      $ 2,830    $   (15)         $ (31)       $ -        $ 20,730
  Equipment                          179,238       20,127     (1,583)          (312)         100       197,570
                                    --------      -------    -------          -----        -----      --------

                                    $197,184      $22,957    $(1,598)         $(343)       $ 100      $218,300
                                    ========      =======    =======          =====        =====      ========





(a) Reclassifications.

                          VALHI, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                        ADDITIONS
                                          BALANCE AT   CHARGED TO                    BALANCE
                                          BEGINNING     COSTS AND                    AT END
          DESCRIPTION                      OF YEAR      EXPENSES     DEDUCTIONS      OF YEAR
- -------------------------------           ----------   ----------    ----------      -------
Year ended December 31, 1991:
  Allowance for doubtful accounts           $1,114       $  176       $  (115)        $1,175
                                            ======       ======       =======         ======

  Amortization of intangibles:
    Goodwill                                $  508       $  169       $  -            $  677
    Franchise fees and other                 3,583        2,044        (1,734)         3,893
                                            ------       ------       -------         ------

                                            $4,091       $2,213       $(1,734)        $4,570
                                            ======       ======       =======         ======

Year ended December 31, 1992:
  Allowance for doubtful accounts           $1,175       $  641       $  (493)        $1,323
                                            ======       ======       =======         ======

  Amortization of intangibles:
    Goodwill                                $  677       $  165       $  -            $  842
    Franchise fees and other                 3,893        1,550           (19)         5,424
                                            ------       ------       -------         ------

                                            $4,570       $1,715       $   (19)        $6,266
                                            ======       ======       =======         ======

Year ended December 31, 1993:
  Allowance for doubtful accounts           $1,323       $   31       $  (380)        $  974
                                            ======       ======       =======         ======

  Amortization of intangibles:
    Goodwill                                $  842       $  166       $  -            $1,008
    Franchise fees and other                 5,424        1,571          (147)         6,848
                                            ------       ------       -------         ------

                                            $6,266       $1,737       $  (147)        $7,856
                                            ======       ======       =======         ======

                          VALHI, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                       (IN MILLIONS, EXCEPT PERCENTAGES)



                                                               MAXIMUM        AVERAGE         WEIGHTED
                                     BALANCE    WEIGHTED       AMOUNT         AMOUNT           AVERAGE
     CATEGORY OF AGGREGATE            AT END     AVERAGE     OUTSTANDING    OUTSTANDING     INTEREST RATE
     SHORT-TERM BORROWINGS           OF YEAR  INTEREST RATE  DURING YEAR  DURING YEAR (A)  DURING YEAR (B)
- --------------------------------     -------  -------------  -----------  ---------------  ---------------
Year ended December 31, 1991:
  United States Government loans      $60.8         5.2%        $114.5         $61.9              6.7%
  Bank credit agreements               25.0         6.4           37.9          20.4              8.7
  Commercial paper                     20.0         6.2           40.0          29.5              7.1

Year ended December 31, 1992:
  United States Government loans      $76.5         3.3%        $119.7         $68.2              4.2%
  Bank credit agreements               41.7         5.2           52.9          32.4              6.0
  Commercial paper                      4.0         4.4           35.0          20.7              5.0

Year ended December 31, 1993:
  United States Government loans      $75.5         3.4%        $122.7         $74.4              3.5%
  Bank credit agreements               42.2         4.8           85.7          50.0              4.8
  Commercial paper                      -            -             4.0           1.0              4.5





(a)  Based upon average daily balances.

(b) Computed using actual interest charges as a percent of the average amount outstanding during the year.

                          VALHI, INC. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                 (IN THOUSANDS)





                                                   1991       1992      1993
                                                   ----       ----      ----
Depreciation, depletion and amortization:
  Property and equipment                          $21,559    $23,272   $22,957
  Timber and timberlands                            5,631      2,629       875
  Goodwill                                            169        165       166
  Franchise fees and other intangible assets        2,044      1,550     1,571
                                                  -------    -------   -------

                                                  $29,403    $27,616   $25,569
                                                  =======    =======   =======

Advertising                                       $ 9,191    $ 9,349   $ 9,927
                                                  =======    =======   =======

Maintenance and repairs                           $26,292    $27,864   $28,110
                                                  =======    =======   =======

Taxes, other than payroll and income taxes        $ 8,335    $ 7,645   $ 7,220
                                                  =======    =======   =======