Form 10-Q
period 1994-03-31
VALHI INC /DE/
filed 1994-05-11
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1994             COMMISSION FILE NUMBER 1-5467




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



                             YES  X      NO



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1994: 114,977,814.


                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX



                                                               PAGE
                                                              NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1993
          and March 31, 1994                                   3-4

         Consolidated Statements of Operations - Three
          months ended March 31, 1993 and 1994                 5

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1994                    6

         Consolidated Statements of Cash Flows - Three
          months ended March 31, 1993 and 1994                 7-8

         Notes to Consolidated Financial Statements            9-16

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                 17-28

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                  29

  Item 6.  Exhibits and Reports on Form 8-K.                   30


                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                        December 31,         March 31,
                                                                                1993                1994

Current assets:
  Cash and cash equivalents                                                      $ 22,189           $ 31,975
  Marketable securities                                                            28,518             28,107
  Accounts and notes receivable                                                    61,135             60,921
  Receivable from affiliates                                                          272                368
  Inventories                                                                     276,125            234,902
  Prepaid expenses                                                                  6,126              6,080
  Deferred income taxes                                                                75                 75

      Total current assets                                                        394,440            362,428

Other assets:
  Marketable securities                                                           108,800            111,271
  Investment in affiliates                                                         74,897             69,681
  Timber and timberlands                                                           51,868             52,085
  Deferred income taxes                                                            27,723             28,452
  Other                                                                            42,887             42,259

      Total other assets                                                          306,175            303,748

Property and equipment:
  Land                                                                             18,822             19,924
  Buildings                                                                        43,522             43,848
  Equipment                                                                       341,868            341,582
  Construction in progress                                                         17,344             28,307
                                                                                  421,556            433,661
  Less accumulated depreciation                                                   218,300            225,026

      Net property and equipment                                                  203,256            208,635

                                                                                 $903,871           $874,811


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                     December 31,         March 31,
                                                                                1993                1994

Current liabilities:
  Notes payable                                                                  $117,753           $177,928
  Current maturities of long-term debt                                             16,086             22,873
  Accounts payable                                                                163,338             56,059
  Accrued liabilities                                                              60,190             64,860
  Payable to affiliates                                                                43              1,500
  Income taxes                                                                      4,916              3,588
  Deferred income taxes                                                             2,494              1,454

      Total current liabilities                                                   364,820            328,262

Noncurrent liabilities:
  Long-term debt                                                                  302,490            308,972
  Deferred income taxes                                                             1,732              1,936
  Other                                                                            27,328             27,887

      Total noncurrent liabilities                                                331,550            338,795

Stockholders' equity:
  Common stock                                                                      1,244              1,244
  Additional paid-in capital                                                       33,409             33,132
  Retained earnings                                                               222,810            219,824
  Adjustments:
    Currency translation                                                          (17,776)           (16,740)
    Marketable securities                                                          41,075             42,980
    Pension liabilities                                                            (1,619)            (1,535)
  Common stock reacquired                                                         (71,642)           (71,151)

      Total stockholders' equity                                                  207,501            207,754

                                                                                 $903,871           $874,811

[FN]
Commitments and contingencies (Note 14)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1993 AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     1993             1994

Revenues and other income:
  Net sales                                                                        $171,332         $188,965
  Other, net                                                                          4,452            1,586
                                                                                    175,784          190,551

Costs and expenses:
  Cost of sales                                                                     132,943          146,303
  Selling, general and administrative                                                25,899           27,972
  Interest                                                                           11,957            8,997
                                                                                    170,799          183,272

    Income of consolidated companies before
     income taxes                                                                     4,985            7,279

Equity in losses of affiliates                                                      (95,549)          (7,571)

    Loss before income taxes                                                        (90,564)            (292)

Provision for income tax benefit (expense)                                           30,265             (408)

      Net loss                                                                     $(60,299)        $   (700)


Net loss per common share                                                             $(.53)           $(.01)

Cash dividends per share                                                              $ .05            $ .02

Weighted average common shares outstanding                                          114,060          114,273


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1994

                                 (IN THOUSANDS)


                                                     ADDITIONAL
                                          COMMON      PAID-IN      RETAINED
                                          STOCK       CAPITAL      EARNINGS


Balance at December 31, 1993               $1,244      $33,409      $222,810

Net loss                                     -            -             (700)
Dividends                                    -            -           (2,286)
Adjustments, net                             -            -             -
Other, net                                   -            (277)         -

Balance at March 31, 1994                  $1,244      $33,132      $219,824



                                                       ADJUSTMENTS                      COMMON         TOTAL
                                         CURRENCY       MARKETABLE      PENSION         STOCK       STOCKHOLDERS'
                                        TRANSLATION     SECURITIES    LIABILITIES     REACQUIRED       EQUITY

Balance at December 31, 1993              $(17,776)      $41,075        $(1,619)       $(71,642)        $207,501

Net loss                                      -             -              -               -                (700)
Dividends                                     -             -              -               -              (2,286)
Adjustments, net                             1,036         1,905             84            -               3,025
Other, net                                    -             -              -                491              214

Balance at March 31, 1994                 $(16,740)      $42,980        $(1,535)       $(71,151)        $207,754


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash flows from operating activities:
  Net loss                                                                        $ (60,299)       $    (700)
  Adjustments:
    Depreciation, depletion and amortization                                          6,697            7,953
    Noncash interest expense (original issue
     discount and deferred financing costs)                                           2,526            2,635
    Deferred income tax benefit                                                     (30,660)          (2,861)
    Equity in losses of affiliates                                                   95,549            7,571
    Other, net                                                                       (1,014)             947
    Change in assets and liabilities:
      Accounts and notes receivable                                                   1,686             (751)
      Inventories                                                                    40,769           41,223
      Accounts payable and accrued liabilities                                     (127,357)        (101,604)
      Accounts with affiliates                                                       (2,923)           1,361
      Other, net                                                                     (1,236)          (1,285)
    Marketable trading securities:
      Sale proceeds                                                                    -              25,000
      Purchases                                                                        -             (25,000)

      Total adjustments                                                             (15,963)         (44,811)

        Net cash used by operating activities                                       (76,262)         (45,511)

Cash flows from investing activities:
  Capital expenditures                                                               (3,773)         (13,278)
  Marketable securities:
    Sale proceeds                                                                   299,952             -
    Purchases                                                                      (213,733)            -
  Loans to affiliates:
    Loans                                                                            (7,500)            -
    Collections                                                                       7,500             -
  Other, net                                                                          4,667               (9)

        Net cash provided (used) by investing
         activities                                                                  87,113          (13,287)


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994
Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                     $ 174,049        $ 160,410
    Principal payments                                                             (206,049)         (89,437)
  Dividends paid                                                                     (5,704)          (2,286)
  Other, net                                                                             35              116


      Net cash provided (used) by financing activities                              (37,669)          68,803

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                   (26,818)          10,005
    Currency translation                                                                 78             (219)
                                                                                    (26,740)           9,786
  Balance at beginning of period                                                     44,538           22,189

  Balance at end of period                                                        $  17,798        $  31,975


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                            $  17,792        $   3,232
  Income taxes                                                                        3,453            2,946


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1994 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1993 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report").

    Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock.

NOTE 2 -     INCOME (LOSS) PER SHARE OF COMMON STOCK:

    Income (loss) per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.

NOTE 3 -     BUSINESS SEGMENT INFORMATION:

 BUSINESS SEGMENT                              PRINCIPAL ENTITIES
Consolidated business segments (100%-owned)
  Refined sugar                         The Amalgamated Sugar Company
                                        Valcor, Inc.:
  Forest products                         Medite Corporation
  Fast food                               Sybra, Inc.
  Hardware products                       National Cabinet Lock, Inc.

Unconsolidated affiliates
  Chemicals                             NL Industries, Inc. (49%-owned)*
  Titanium metals                       Tremont Corporation (48%-owned)


[FN]
*  Tremont holds an additional 18% of NL.

                                                                                 THREE MONTHS ENDED
                                                               MARCH 31,
                                                                                     1993            1994
                                                                                        (IN MILLIONS)

Net sales:
  Refined sugar                                                                        $ 91.2         $104.2
  Forest products                                                                        39.6           40.0
  Fast food                                                                              26.1           26.7
  Hardware products                                                                      14.4           18.0

                                                                                       $171.3         $188.9

Operating income:
  Refined sugar                                                                        $  6.1         $  6.8
  Forest products                                                                         5.4            5.1
  Fast food                                                                               1.9            1.6
  Hardware products                                                                       3.1            5.1
                                                                                         16.5           18.6
Business unit disposition                                                                  .5            -
General corporate items:
  Securities earnings                                                                     2.6             .1
  General expenses                                                                       (2.6)          (2.2)
  Other, net                                                                              -              (.2)
Interest expense                                                                        (12.0)          (9.0)

    Income of consolidated companies before
     income taxes                                                                         5.0            7.3

Equity in losses of affiliates:
  NL Industries                                                                          (9.5)          (5.4)
  Tremont                                                                                (2.1)          (2.2)
  Provisions for other than temporary market value
   impairment of NL common stock                                                        (84.0)           -
                                                                                        (95.6)          (7.6)

    Loss before income taxes                                                           $(90.6)        $  (.3)


                                                                THREE MONTHS ENDED MARCH 31,
                                                               DEPRECIATION,
                                                               DEPLETION AND             CAPITAL
                                                               AMORTIZATION            EXPENDITURES
                                                                   1993        1994        1993        1994
                                                                                (IN MILLIONS)

Refined sugar                                                      $2.8        $3.9        $ .7       $ 4.0
Forest products                                                     1.9         2.0         2.4         5.5
Fast food                                                           1.5         1.5          .3         2.8
Hardware products                                                    .4          .5          .3          .9
Corporate                                                            .1          .1          .1          .1

                                                                   $6.7        $8.0        $3.8       $13.3

NOTE 4 -     MARKETABLE SECURITIES:

                                                                             DECEMBER 31,
                                                                                               MARCH 31,
                                                                                 1993
                                                                                                  1994
                                                                                       (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                         $ 28,518         $  4,355
  Global bond investments                                                              -              23,752

                                                                                   $ 28,518         $ 28,107

Noncurrent assets (available-for-sale) -
 Dresser Industries common stock                                                   $108,800         $111,271


    The global bond investments consist of fixed income securities denominated in various currencies and related currency forward and option contracts obtained to hedge exchange rate risk on the equivalent of approximately $18 million of bond principal amount. Realized and unrealized gains and losses on trading securities, including related global bond investment currency gains and losses, are reported as a component of securities transactions. At March 31, 1994, the aggregate amortized cost of the Company's portfolio of trading securities was approximately $30 million.

    At March 31, 1994, Valhi held 5.5 million shares of Dresser common stock (cost $44 million) with a quoted market price of $21.25, or an aggregate market value of $116 million. However, because the Dresser common stock is exchangeable for the Company's LYONs at the option of the LYONs holder, the carrying value of the Dresser stock is limited to the accreted LYONs obligation.

NOTE 5 -     INVESTMENT IN AFFILIATES:

                                                                             DECEMBER 31,
                                                                                                   March 31,
                                                                                 1993
                                                                                                      1994
                                                                                       (IN THOUSANDS)

NL Industries                                                                       $60,170          $56,818
Tremont                                                                              14,727           12,863

                                                                                    $74,897          $69,681

    The Company holds 24.8 million shares of NL common stock and 3.5 million shares of Tremont common stock. At March 31, 1994, the quoted per share market prices of NL and Tremont common stock were $6.50 and $6.375, respectively, or an aggregate quoted market value of $184 million. Summarized information relating to the results of operations, financial position and cash flows of NL and Tremont is presented in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 6 -     INVENTORIES:

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Raw materials:
  Sugarbeets                                                                     $ 51,689           $   -
  Forest products                                                                  14,704             12,994
  Fast food                                                                         1,329              1,253
  Hardware products                                                                 1,034              1,117
                                                                                   68,756             15,364

In process products:
  Refined sugar and by-products                                                    56,798             61,406
  Forest products                                                                   1,450              2,362
  Hardware products                                                                 3,179              3,235
                                                                                   61,427             67,003

Finished products:
  Refined sugar and by-products                                                   107,158            116,987
  Forest products                                                                   1,260                935
  Hardware products                                                                 1,901              2,167

                                                                                  110,319            120,089

Supplies                                                                           35,623             32,446

                                                                                 $276,125           $234,902

NOTE 7 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Accounts payable:
  Sugarbeet purchases                                                            $126,430           $ 24,168
  Other                                                                            36,908             31,891

                                                                                 $163,338           $ 56,059

Accrued liabilities:
  Sugar processing costs                                                         $ 22,301           $ 21,841
  Employee benefits                                                                17,657             15,133
  Interest                                                                          3,987              7,066
  Inventory replacement reserve *                                                    -                 5,267
  Other                                                                            16,245             15,553

                                                                                 $ 60,190           $ 64,860

[FN]
* Effect of temporary reductions in LIFO inventory quantities expected to be replaced by year-end.

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Notes payable - Amalgamated:
  U.S. Government loans                                                            $ 75,518        $117,389
  Bank credit agreement                                                              42,235          60,539

                                                                                   $117,753        $177,928

Long-term debt:
  Valhi - LYONs                                                                    $108,800        $111,271

  Amalgamated - bank term loan                                                       15,000          19,000

  Valcor:
    Valcor - Senior Notes                                                           100,000         100,000

    Medite:
      U.S. bank credit agreement:
        Term loan                                                                    61,000          75,000
        Revolving credit facility                                                      -              4,000
      Irish bank credit agreements:
        Term loan                                                                     1,700           2,860
        Revolving credit facility                                                     6,741           6,786
      State of Oregon term loan                                                       4,328           4,282
      Other                                                                             267             268
                                                                                     74,036          93,196

    Sybra:
      Bank credit agreements                                                         13,387           1,231
      Capital lease obligations                                                       7,133           6,939

      Other                                                                              41              39
                                                                                     20,561           8,209

    National Cabinet Lock                                                               179             169
                                                                                    318,576         331,845
  Less current maturities                                                            16,086          22,873

                                                                                   $302,490        $308,972

NOTE 9 -     ACCOUNTS WITH AFFILIATES:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Receivable from affiliates:
  Income taxes                                                                       $ 44            $  -
  Other                                                                               228               368

                                                                                     $272            $  368

Payable to affiliates:
  Income taxes                                                                       $ -             $1,472
  Other                                                                                43                28

                                                                                     $ 43            $1,500

NOTE 10 - OTHER NONCURRENT ASSETS:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Intangible assets:
  Goodwill                                                                          $ 5,500         $ 5,457
  Franchise fees                                                                      7,257           6,995
  Other                                                                               8,323           8,129
                                                                                     21,080          20,581
Deferred financing costs                                                              7,817           7,680
Prepaid pension cost                                                                  4,864           4,870
Property held for sale                                                                3,853           3,901
Other                                                                                 5,273           5,227

                                                                                    $42,887         $42,259

NOTE 11 - OTHER NONCURRENT LIABILITIES:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Accrued OPEB cost                                                                   $17,705          $18,081
Insurance claims and expenses                                                         5,141            5,153
Accrued pension cost                                                                    110              108
Other                                                                                 4,372            4,545

                                                                                    $27,328          $27,887

NOTE 12 -    OTHER INCOME:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                     1993            1994

                                                                                        (IN THOUSANDS)

Securities earnings:
  Interest and dividends                                                               $1,803        $ 1,403
  Securities transactions                                                                 757         (1,310)
                                                                                        2,560             93
Business unit disposition                                                                 500           -
Other, net                                                                              1,392          1,493

                                                                                       $4,452        $ 1,586

NOTE 13 - INCOME TAXES:

                                                                                  Three months ended
                                                                                       March 31,
                                                                                         1993           1994
                                                                                          (In millions)

Provision for income tax benefit (expense) allocable to
 loss before income taxes:
  Expected tax benefit                                                                  $30.8          $  .1
  Incremental U.S. tax on income of companies not
   included in the consolidated U.S. income tax group                                     (.7)          (1.0)
  Non-U.S. tax rates                                                                       .3             .4
  State income taxes, net                                                                 (.3)           (.3)
  Other, net                                                                               .2             .4

                                                                                        $30.3          $ (.4)

Comprehensive provision for income tax benefit
 (expense):
  Deferred tax benefit                                                                  $30.1          $ 1.5
  Taxes currently payable                                                                 (.4)          (3.3)

                                                                                        $29.7          $(1.8)

  Allocable to:
    Loss before income taxes                                                            $30.3          $ (.4)
    Stockholders' equity, principally deferred taxes
     allocable to adjustment components                                                   (.6)          (1.4)

                                                                                        $29.7          $(1.8)

    The expected tax benefit for the 1993 period is computed at the previously-reported 34% rate because the retroactive increase in the U.S. federal statutory income tax rate to the current 35% was not enacted until August 1993.

    The components of net deferred tax assets (liabilities) are summarized below.

                                                                     DECEMBER 31, 1993      MARCH 31, 1994
                                                                    ASSETS  LIABILITIES  ASSETS  LIABILITIES
                                                                                   (IN MILLIONS)

Tax effect of temporary differences relating to:
  Inventories                                                       $   .1     $ (8.8)   $   .1     $ (8.5)
  Marketable securities                                                -        (23.5)      -        (23.9)
  Timber and timberlands                                               -        (11.3)      -        (11.3)
  Property and equipment                                               -        (18.6)      -        (18.4)
  Capital lease assets and obligations                                 1.4        -         1.4        -
  Accrued OPEB cost                                                    7.2        -         7.2        -
  Accrued liabilities and other deductible differences                13.1        -        13.8        -
  Other taxable differences                                            -        (16.9)      -        (17.4)

  Investments in subsidiaries and affiliates not
   members of the consolidated tax group                              80.8        -        82.1        -
  Non-U.S. tax loss carryforwards                                       .1        -          .1        -
Valuation allowance                                                    -          -         -          -
    Gross deferred tax assets (liabilities)                          102.7      (79.1)    104.7      (79.5)
Netting of items by tax jurisdiction                                 (74.9)      74.9     (76.1)      76.1
                                                                      27.8       (4.2)     28.6       (3.4)
Less net current deferred tax asset (liability)                         .1       (2.5)       .1       (1.5)

    Net noncurrent deferred tax asset (liability)                   $ 27.7     $ (1.7)   $ 28.5     $ (1.9)


NOTE 14 -    COMMITMENTS AND CONTINGENCIES:

    At March 31, 1994, the estimated cost to complete capital projects in process approximated $66 million, most of which relates to sugar extraction equipment at Amalgamated and to an expansion of Medite's medium density fiberboard plant in Ireland. Medite's Irish subsidiary has entered into certain currency forward contracts to hedge exchange rate risk on the equivalent of approximately $8 million of equipment purchase commitments related to its expansion. At March 31, 1994, the fair value of such currency contracts approximated the contract value.

    Medite has entered into interest rate swap agreements to effectively convert $26 million of its U.S. bank term loan from a floating to a fixed interest rate. At March 31, 1994, the estimated fair value of such swap agreements was $1.2 million, which represents the estimated payment Medite would receive if the swap agreements were terminated at that date.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies related to Valhi and consolidated subsidiaries and NL and Tremont, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings" and (iii) the 1993 Annual Report, including certain information concerning NL's and Tremont's legal proceedings incorporated therein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

    Sales increased 10% to $189 million, operating income increased 13% to $18.6 million, interest expense declined 25% to $9 million and the Company's equity in losses of NL and Tremont of $7.6 million were significantly lower than one year ago. The results of operations of the Company's consolidated business segments, general corporate and other items and the Company's equity in losses of NL and Tremont are discussed below.

REFINED SUGAR

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1993           1994         % CHANGE
                                                                        (IN MILLIONS)
Net sales:
  Refined sugar                                                        $ 80.2         $ 92.6        +15%
  By-products and other                                                  11.0           11.6        + 5%

                                                                       $ 91.2         $104.2        +14%

Operating income                                                       $  6.1         $  6.8        +10%

Operating income margin                                                  6.7%           6.5%

Percentage change in:
  Sugar sales volume                                                                                +17%
  Average sugar sales price                                                                         - 1%


    There were no major movements in sugar selling prices during the first quarter of 1994, and average prices were down slightly year-to-year but up slightly from late 1993. Sugar production from the crop harvested in the fall of 1993 is expected to slightly exceed that of the prior crop. Fluctuations in quarterly sugar sales volume can be impacted by relative timing of sales during the October to September crop year, which contributed to the year-to-year volume increase. Amalgamated's contracted acreage for the 1994 crop approximates that harvested in 1993, and planting by the growers has been substantially completed.

    Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price Amalgamated pays for sugarbeets is, under the terms of its contracts with sugarbeet growers, a function of the average selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues. Amalgamated's cost of sales is determined under the last-in, first-out accounting method. Supplemental information comparing refined sugar segment operating income and margins computed on a LIFO basis and on a FIFO basis is presented below.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                        1993           1994       % CHANGE
                                                                        (IN MILLIONS)
Operating income:
  LIFO accounting method                                                $6.1           $6.8         +10%
  FIFO accounting method                                                 3.4            5.9         +70%

Operating income margin:
  LIFO accounting method                                                6.7%           6.5%
  FIFO accounting method                                                3.8%           5.6%


FOREST PRODUCTS

    Medite's forest products operations are grouped into two components: medium density fiberboard ("MDF") operations (engineered wood products) and solid wood operations (logs, lumber, veneer and wood chips). Medite's primary strategic focus is to continue its expansion in the growing market for MDF.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1993           1994         % CHANGE
                                                                        (IN MILLIONS)
Net sales:
  MDF                                                                   $25.3          $31.2        + 23%
  Solid wood                                                             14.9            9.2        - 38%
  Eliminations                                                            (.6)           (.4)

                                                                        $39.6          $40.0        +  1%

Operating income:
  MDF                                                                   $ 1.8          $ 5.7        +222%
  Solid wood                                                              3.6            (.6)       -115%

                                                                        $ 5.4          $ 5.1        -  5%
Operating income margins:
  MDF                                                                    6.9%          18.2%
  Solid wood                                                            24.4%          -5.9%
    Total                                                               13.6%          12.8%


    Medium density fiberboard. MDF sales, operating income and margins improved in large part as a result of a 10% increase in volume and a 12% increase in average selling prices, in U.S. dollar terms. Sales of higher-margin specialty MDF products continue to increase and represented 28% of MDF sales dollars (20% of MDF volume), up from 21% and 12%, respectively, in the 1993 period. As previously reported, certain currency fluctuations and minor production interruptions during the first quarter of 1993 hampered MDF results and, accordingly, aided the 1994 comparisons to 1993.

    The Company's MDF operations are operating at a high rate of capacity. While total MDF volume is not expected to increase significantly prior to completion of the Irish plant expansion in 1995, Medite plans to continue to pursue further penetration of higher-margin specialty MDF markets.

    Solid wood products. Medite actively manages its timber resources and varies its manufacture of wood products such as lumber and veneer, and emphasizes or de-emphasizes the direct sale of logs, depending upon the Company's evaluation of market conditions. Solid wood sales, earnings and margins declined in 1994 in large part due to a significant reduction in the volume of logs offered for sale by the Company. An ample supply of second-growth logs from non-industrial private land owners has served to moderate recent logs prices, although they have generally remained above year-ago levels. In addition, log volumes in the 1993 period were aided significantly by the Company's sale of log inventories in conjunction with the permanent closure of its plywood plant in January 1993. Costs associated with delays in achieving planned capacity levels at Medite's new Rogue River veneer plant also hampered first quarter 1994 results.

    Despite a relatively strong housing market, prices for veneer and lumber have recently fallen below year-ago levels. Absent an improvement in prices and margins, Medite may curtail its solid wood manufacturing operations during the second quarter.

FAST FOOD

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1993           1994         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $26.1          $26.7        + 2%
Operating income                                                          1.9            1.6        -13%

Operating income margin                                                  7.1%           6.0%

Arby's restaurants operated:
  At end of period                                                        160            157        - 2%
  Average during the period                                               160            158        - 1%


    Comparable store sales increased approximately 3% for the quarter despite unusually severe winter weather which hampered customer traffic and resulted in a decline in comparable store sales in January 1994 after 16 straight months of increases. Increased promotion of value-priced sandwiches aided 1994 sales comparisons and dampened margin comparisons.

HARDWARE PRODUCTS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1993           1994         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $14.4          $18.0        +25%
Operating income                                                          3.1            5.1        +65%

Operating income margin                                                 21.4%          28.3%


    Sales, operating income and margins all improved due primarily to increased volumes in National Cabinet Lock's three major product lines: lock sales dollars increased 27%, drawer slides increased 39% and computer keyboard support arms increased 22%. A new lock contract with a U.S. Government agency covering May 1993 through 1994, at higher than prior contract volume levels, contributed significantly to the lock volume increase. Currency fluctuations also favorably impacted operating income comparisons in 1994.

GENERAL CORPORATE AND OTHER ITEMS

    Business unit disposition. As previously reported, the gain in 1993 related to a change in estimate of the aggregate loss related to the closure of Medite's plywood operations.

    General corporate. The unfavorable year-to-year comparison of general corporate items is due principally to lower securities earnings resulting primarily from a decline in the market value of fixed-income investments. See Notes 4 and 12 to the Consolidated Financial Statements.

INTEREST EXPENSE

    The previously-reported redemptions of Valhi's 121/2% Senior Subordinated Notes during 1993, funded in part using proceeds of lower-cost borrowings, was a principal reason for the decline in interest expense.

    Approximately $138 million of subsidiary indebtedness bears interest at fixed rates averaging 9.2%. The average interest rate on floating rate subsidiary borrowings outstanding at March 31, 1994 was 4.5%. Periodic interest payments are not required on Valhi's 9.25% deferred coupon LYONs.

PROVISION FOR INCOME TAXES

    Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate. See
Note 13 to the Consolidated Financial Statements.

UNCONSOLIDATED AFFILIATES - NL AND TREMONT

    The Company's equity in earnings (losses) of NL and Tremont is different than its percentage ownership in their separately-reported results due to amortization of accounting basis differences that generally reduce earnings, or increase losses, as reported by Valhi. The Company's loss attributable to affiliates in the first quarter of 1993 also included an $84 million charge for an other than temporary decline in the market value of NL common stock. While accounting rules may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers. At March 31, 1994, the Company's per share net carrying value of NL and Tremont was $2.23 and $3.64, respectively (quoted market price at March 31, 1994 of $6.50 and $6.375, respectively).

    The information included below related to NL and Tremont has been summarized from the separate reports filed with the Securities and Exchange Commission by NL (File No. 1-640) and Tremont (File No. 1-10126), which reports contain more detailed information concerning such companies, including financial statements and contingencies.

    NL Industries. NL's chemical operations are conducted through its wholly-owned subsidiaries Kronos, Inc. (titanium dioxide pigments, or "TiO2") and Rheox, Inc. (specialty chemicals). NL has reported significant losses in the past few years and its future profitability is dependent upon, among other things, improved pricing for TiO2, NL's principal product. Based on NL's current near-term outlook for its TiO2 business, NL expects to report a net loss for 1994, although its results for the remainder of the year should be improved compared to 1993.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1993           1994        CHANGE
                                                                       (IN MILLIONS, EXCEPT PERCENTAGES)

Net sales:
  Kronos                                                               $172.1         $174.2        + 1%
  Rheox                                                                  26.4           27.6        + 4%

                                                                       $198.5         $201.8        + 2%

Operating income:
  Kronos                                                               $ 17.2         $ 15.3        -10%
  Rheox                                                                   5.9            7.0        +17%

                                                                         23.1           22.3        - 3%
General corporate items:
  Securities earnings                                                     2.9             .2
  Expenses, net                                                          (8.7)           (.6)
Interest expense                                                        (26.1)         (21.1)
                                                                         (8.8)            .8        $9.6
Income tax expense                                                       (4.5)          (7.0)
Minority interest                                                         (.2)           (.2)

  Net loss                                                             $(13.5)        $ (6.4)       $7.1

Valhi's equity in NL's losses, including
 amortization of basis differences (*)                                 $ (9.5)        $ (5.4)       $4.1


[FN]
(*) Excludes market value impairment provision in 1993. See Note 3 to the Consolidated Financial Statements.

    Kronos' TiO2 operating income declined as the effects of a 3% year-to-year decline in selling prices were only partially offset by the aggregate effects of higher sales volumes, higher production levels, royalty income and slightly lower production costs. Kronos' average TiO2 selling prices at the end of March 1994 approximated both year-end 1993 levels and full year 1993 averages.
Rheox's operating results improved primarily as a result of higher sales volume and slightly lower operating costs.

    Corporate expenses, net were lower as a $20 million gain related to the 1994 settlement of NL's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs. Interest expense declined due to lower average levels of indebtedness and lower interest rates on Deutsche mark denominated debt, partially offset by the higher interest rates on NL's Senior Notes issued in October 1993.

    NL's operations are conducted on a worldwide basis. In both 1993 and 1994, NL's income tax expense was impacted by losses in certain countries for which no current refund is available and for which recognition of a deferred tax asset is not currently considered appropriate.

    Tremont Corporation. Tremont's titanium metals operations are conducted through its 75%-owned TIMET subsidiary. As previously reported, the titanium metals business has been adversely affected by, among other things, excess worldwide production capacity and changes in market conditions, including weak demand in aerospace markets. TIMET continues to focus on improving manufacturing processes, reducing overall costs, developing new markets and evaluating strategic opportunities in its effort to return to profitability. Tremont also holds approximately 18% of NL's outstanding common stock and reports its interest in NL by the equity method. As a result, Tremont's results are significantly impacted by NL.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1993           1994        CHANGE
                                                                       (IN MILLIONS, EXCEPT PERCENTAGES)

Net sales                                                              $ 39.6         $ 40.9        + 3%

Operating loss                                                         $ (1.6)        $ (1.8)      $ (.2)
General corporate items, net                                              (.3)           (.4)
Interest expense                                                          (.7)          (1.2)
                                                                         (2.6)          (3.4)        (.8)
Equity in loss of NL:
  Equity in NL's loss                                                    (3.3)          (1.9)
  Provision for market value impairment                                 (29.0)           -
                                                                        (32.3)          (1.9)       30.4

  Loss before income taxes                                              (34.9)          (5.3)
Income tax benefit (expense)                                               .8            (.2)
Minority interest                                                         -               .8
  Loss from continuing operations                                       (34.1)          (4.7)       29.4
Other, net                                                                 .1            (.8)

  Net loss                                                             $(34.0)        $ (5.5)      $28.5

Valhi's equity in Tremont's losses, including
 amortization of basis differences (*)                                 $ (2.1)        $ (2.2)      $ (.1)


[FN]
(*) Excludes Valhi's $14 million share of Tremont's 1993 market value impairment provision, which equity is reported as a component of Valhi's $84 million impairment charge related to NL. See Note 3 to the Consolidated Financial Statements.

    TIMET's modest sales increase reflected a shift in product mix toward industrial titanium products, increased sales in European markets and lower volume in aerospace products. Higher production costs contributed to the slightly increased operating loss.

    Interest expense increased primarily due to ceasing to capitalize interest following completion of TIMET's new titanium sponge production facility in 1993.

    In both 1993 and 1994, Tremont's income tax provision was impacted by losses, including amounts related to NL, for which no benefit is currently available and for which recognition of a deferred tax asset is not currently considered appropriate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. Changes in assets and liabilities relate to the relative timing of sales, production and purchases, including, among other things, significant seasonal fluctuations related to Amalgamated's refined sugar operations. Amalgamated's operations use significant amounts of cash in the first and fourth quarters and generate significant amounts of cash in the second and third quarters. Changes in Amalgamated's assets and liabilities used $61 million of cash in the first quarter of 1994, down from $74 million used in the 1993 period. In addition, interest payments on Valhi's 121/2% Notes (redeemed in 1993) were $15 million in the first quarter of 1993 while semi-annual interest payments on Valcor's 95/8% Senior Notes do not begin until May 1994.

    Investing activities. The higher levels of capital expenditures in 1994 relate principally to capacity projects, including productivity-enhancing equipment at Amalgamated and National Cabinet Lock, Medite's Irish MDF plant expansion and new Sybra restaurants. The Company's total capital expenditures for 1994 are estimated at approximately $70 million and are expected to be financed primarily from the respective unit's operations or existing credit facilities.

    Financing activities. Net first quarter borrowings (repayments) include seasonal increases in Amalgamated's short-term borrowings ($60 million in 1994 and $66 million in 1993) and Valhi's redemption of $100 million principal amount of 121/2% Notes in 1993. A portion of the net proceeds from the November 1993 Valcor Senior Note issue were retained within the Valcor group for general corporate purposes, including the temporary reduction of subsidiary revolving borrowings. At March 31, 1994, approximately $17 million of Valcor's corporate cash availability had been used for this purpose, down from $22 million at the end of 1993.

    At March 31, 1994, unused credit available to the Company's subsidiaries under existing facilities aggregated $63 million, of which $15 million is based upon 75% of capital expenditures not yet incurred related to the expansion of the Irish MDF plant.

CONSOLIDATED COMPANIES

    Refined Sugar. Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. To meet its seasonal cash needs, Amalgamated obtains short-term borrowings pursuant to the Government's sugar price support loan program and bank credit facilities. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to Amalgamated. At March 31, 1994, approximately 5.6 million hundredweight of refined sugar inventory with a LIFO carrying value of approximately $105 million (19 cents per pound) was the sole collateral for nonrecourse Government loans of $117 million.

    In May 1994, Amalgamated amended its principal bank credit agreement to, among other things, extend the $75 million revolving facility one year to September 1996, increase the term loan facility by $17 million to finance planned capital expenditures and extend the final maturity of the term loan to July 1998. As part of this amendment, Amalgamated's minimum equity requirement was increased from $20 million to $30 million, and Valhi made a $10 million capital contribution to Amalgamated.

    Forest Products. The Irish MDF plant expansion, which will increase plant production capacity by approximately 75% and increase Medite's worldwide MDF capacity by approximately 25%, is expected to be completed by early 1995.

    Fast Food. Sybra currently plans to open eight to ten new Arby's restaurants during 1994, including one store opened in each of February and April with the next store scheduled for May. Sybra also continually evaluates the profitability of its individual restaurants, and in this regard closed four stores in January 1994, closed one store in April and may close two or three additional stores later in 1994.

    General corporate. Valhi's operations are conducted through its wholly-owned subsidiaries (Amalgamated and Valcor) and through NL and Tremont, publicly-held affiliates which Valhi may be deemed to control. Valcor is an intermediate parent company with its operations conducted through its wholly-owned subsidiaries (Medite, Sybra and National Cabinet Lock). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or of NL or Tremont, and Valcor has not guaranteed any indebtedness of its subsidiaries.

    Valcor was formed in 1993 to enable the Company to obtain lower cost borrowings than could have been obtained through a similar-sized issue of Valhi notes. The Company believes that distributions from Valcor's operating subsidiaries will be sufficient to enable Valcor to meet its obligations, which consist principally of the Valcor 95/8% Senior Notes Due 2003. Valhi's parent company debt consists solely of the LYONs, which do not require current cash debt service. Valhi dividends, at the current quarterly rate of $.02 per share, aggregate approximately $9 million annually. The Company believes that distributions from Amalgamated and Valcor will be more than sufficient to enable Valhi to satisfy its net expenditures. In addition, at March 31, 1994, Valhi had cash, equivalents and marketable trading securities aggregating $41 million and Valcor had cash availability of $28 million (including amounts advanced to its subsidiaries to temporarily pay down revolving debt).

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

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries or affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company also evaluates the restructuring of ownership interests among its subsidiaries and related companies. The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies.

UNCONSOLIDATED AFFILIATES - NL AND TREMONT

    Summarized balance sheet, cash flow and other information of NL and Tremont is presented below.

                                                            NL INDUSTRIES             TREMONT CORPORATION
                                                       DEC. 31,      MARCH 31,      DEC. 31,     MARCH 31,
                                                         1993          1994           1993         1994
                                                                          (IN MILLIONS)

Cash, equivalents and securities                       $  147.6       $  126.8        $ 20.3        $ 14.3
Other current assets                                      319.9          360.7          93.7          93.4
Noncurrent securities                                      18.4           18.8           7.7           7.6
Investment in NL                                           -              -             22.3          21.2
Investment in joint ventures                              190.8          188.9          13.6          14.4
Other noncurrent assets                                   151.2          156.6          18.3          17.0
Property and equipment                                    378.6          385.5         147.3         145.2


                                                       $1,206.5       $1,237.3        $323.2        $313.1


Current liabilities                                    $  232.5       $  228.5        $ 66.0        $ 57.4
Long-term debt                                            835.2          857.4          43.5          47.2
Accrued OPEB costs                                         68.3           67.9          51.7          51.5
Deferred income taxes                                     139.0          147.9           -             -
Other noncurrent liabilities                              193.9          207.1          16.4          17.3
Minority interest                                           2.4            2.5          27.2          26.2
Stockholders' equity (deficit):
  Capital and retained earnings                          (143.4)        (148.4)        126.7         121.3
  Adjustments, principally currency translation          (121.4)        (125.6)         (8.3)         (7.8)
                                                         (264.8)        (274.0)        118.4         113.5

                                                       $1,206.5       $1,237.3        $323.2        $313.1

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   NL                        TREMONT
                                                          1993           1994          1993          1994
                                                                          (IN MILLIONS)

Net cash provided (used) by:
  Operating activities                                   $(33.1)        $(22.8)       $  4.0        $ (3.7)
  Investing activities:
    Capital expenditures                                   (8.0)          (7.2)         (9.0)          (.4)
    Other, net                                              9.7            2.3            .4            .1
  Financing activities:
    Net borrowings (repayments)                            (3.3)           6.1          (1.2)         (1.0)
    Other                                                   -              (.2)          (.1)          -

                                                         $(34.7)        $(21.8)       $ (5.9)       $ (5.0)

Cash paid for:
  Interest, net of amount capitalized                    $ 23.9         $ 10.6        $  -          $  1.0
  Income taxes                                              1.5            3.3            .1            .1


    NL and Tremont periodically evaluate their respective liquidity requirements, capital needs and availability of resources in view of, among other things, debt service requirements, capital expenditure requirements and estimated future operating cash flows. As a result of this process, such companies may seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to increase their respective liquidity and capital resources. Such activities have in the past and may in the future involve related companies.

    NL Industries. The TiO2 industry is cyclical, with the previous peak in selling prices occurring in early 1990. In the past few years, during the current down cycle, NL's operations have used significant amounts of cash. NL has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital, suspension of dividends in 1992 and the previously-reported formation of a TiO2 manufacturing joint venture and the refinancing of certain debt in 1993. NL currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service.

    Certain of NL's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations. At March 31, 1994, approximately DM 160 million ($96 million) of refundable German income taxes are recorded as a noncurrent asset. In April 1994, the German tax authorities withdrew certain previously-reported tax assessment reports. NL understands that the German tax authorities intend to refund a portion of NL's refund claims on a tentative basis and issue new assessment reports proposing tax deficiencies. NL has granted a DM 100 million ($60 million) lien on its Nordenham, Germany TiO2 plant until any assessments proposing tax deficiencies are resolved. NL anticipates that any tentative German tax refund received will be applied to the outstanding amount of its DM bank credit facility.

    NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($77 million at March 31, 1994) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $120 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

    Tremont Corporation. During the past few years, TIMET's combined operations, capital expenditures and debt service have used significant amounts of cash. TIMET has taken and continues to take measures to manage its near-term and long-term liquidity requirements including, among other things, continued cost reduction efforts, deferral and reduction of capital expenditures, sale of certain assets, deferral of certain payments and other efforts to reduce the level of working capital, including reducing production rates and closing certain facilities, and the 1994 debt refinancing discussed below. TIMET is also currently negotiating for a further deferral of $6 million of interest to its 25% shareholder (Union Titanium Sponge Corporation or "UTSC") currently due in June 1994. TIMET believes these measures will provide it with the liquidity to meet its near-term obligations including operations, capital expenditures and debt service. However, the continued consumption of cash would have a further adverse effect on TIMET's liquidity and financial condition. Neither Tremont nor UTSC have guaranteed any indebtedness of TIMET nor are they obligated to provide additional funds to TIMET.

    In April 1994, TIMET obtained a new $65 million credit facility with a group of commercial lenders. The new facility, collateralized by substantially all of TIMET's assets, includes a two-year $50 million formula-based revolver and a five-year $15 million term loan. Approximately $47 million of the initial availability was used to repay existing bank debt and replace letters of credit.

    Tremont, with its 75% equity interest in TIMET and 18% equity interest in NL, is principally a holding company. Tremont believes it will have sufficient liquidity to meet its existing near-term parent company obligations.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1993 Annual Report for descriptions of certain legal proceedings.

Valhi and consolidated subsidiaries

    In the previously-reported matter of Alan Russell Kahn v. Tremont Corporation, et al., the court heard oral arguments for the defendants' motion to dismiss in April 1994. The court denied the motion to dismiss and lifted the existing stay on discovery.

    In April 1994, a Panel of the United States Court of Appeals for the Tenth Circuit issued a decision on the appeals in the previously-reported matter Holland, et al v. Valhi, Inc., et al. (No. 87-C-9686). The Appeals Court Panel ruled the District Court had committed certain errors in calculating the participants' share of the reversion, and remanded the case to the District Court for further proceedings to determine the distribution of the reversion between the parties. While such a redetermination based upon the Appeals Court Panel's decision should result in a reduction of the plaintiffs' share of the reversion from that originally calculated by the District Court, the Company believes the Panel overlooked certain relevant authority in reaching its decision. The Company intends to request a rehearing by the full Appeals Court, and continues to believe it will prevail in this matter. Both the plaintiffs and defendants have filed a motion requesting an extension of time to petition the Court for a rehearing on this matter.

NL Industries

    Information called for by this Item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, attached hereto as Exhibit 99.1.

Tremont Corporation

    Information called for by this Item regarding Tremont's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of Tremont's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, attached hereto as Exhibit 99.2.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        99.1 -   Part II, Item 1 of NL's Quarterly Report on Form 10-Q for the
        quarter ended March 31, 1994 (File No. 1-640).

        99.2 -   Part II, Item 1 of Tremont's Quarterly Report on Form 10-Q for
        the quarter ended March 31, 1994 (File No. 1-10126).

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1994 and the month of April 1994:

        February 11, 1994 - Reported Items 5 and 7.
        March 10, 1994    - Reported Items 5 and 7.
        April 11, 1994    - Reported Items 5 and 7.
        April 27, 1994    - Reported Items 5 and 7.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                                (Registrant)



Date   May 10, 1994                   By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Administration
                                         (Principal Financial Officer)



Date   May 10, 1994                   By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.
                                                (Registrant)



Date   May 10, 1994                   By
                                         William C. Timm
                                         Vice President - Finance and
                                         Administration
                                         (Principal Financial Officer)



Date   May 10, 1994                   By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)