Form 10-Q
period 1994-06-30
VALHI INC /DE/
filed 1994-08-09
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1994              COMMISSION FILE NUMBER 1-5467




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



                               YES  X      NO



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1994: 114,994,214.


                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1993
          and June 30, 1994                                                3-4

         Consolidated Statements of Operations - Three months
          and six months ended June 30, 1993 and 1994                        5

         Consolidated Statement of Stockholders' Equity - Six
          months ended June 30, 1994                                         6

         Consolidated Statements of Cash Flows - Six months
          ended June 30, 1993 and 1994                                     7-8

         Notes to Consolidated Financial Statements                       9-16

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                         17-28

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                               29

  Item 4.  Submission of Matters to a Vote of Security Holders.             29

  Item 6.  Exhibits and Reports on Form 8-K.                                30



                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                        December 31,          June 30,
                                                                                1993                1994

Current assets:
  Cash and cash equivalents                                                      $ 22,189           $ 24,380
  Marketable securities                                                            28,518             23,549
  Accounts and notes receivable                                                    61,135             73,035
  Receivable from affiliates                                                          272              7,020
  Inventories                                                                     276,125            155,469
  Prepaid expenses                                                                  6,126              3,925
  Deferred income taxes                                                                75                 42

      Total current assets                                                        394,440            287,420

Other assets:
  Marketable securities                                                           108,800            112,132
  Investment in affiliates                                                         74,897             60,417
  Timber and timberlands                                                           51,868             53,611
  Deferred income taxes                                                            27,723             31,988
  Other                                                                            42,887             39,099

      Total other assets                                                          306,175            297,247

Property and equipment:
  Land                                                                             18,822             20,639
  Buildings                                                                        43,522             44,455
  Equipment                                                                       341,868            351,559
  Construction in progress                                                         17,344             38,358
                                                                                  421,556            455,011
  Less accumulated depreciation                                                   218,300            229,279

      Net property and equipment                                                  203,256            225,732

                                                                                 $903,871           $810,399

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                     December 31,          June 30,
                                                                                1993                1994

Current liabilities:
  Notes payable                                                                  $117,753           $111,912
  Current maturities of long-term debt                                             16,086             22,812
  Accounts payable                                                                163,338             57,660
  Accrued liabilities                                                              60,190             54,303
  Payable to affiliates                                                                43              2,796
  Income taxes                                                                      4,916              3,645
  Deferred income taxes                                                             2,494                224

      Total current liabilities                                                   364,820            253,352

Noncurrent liabilities:
  Long-term debt                                                                  302,490            317,040
  Deferred income taxes                                                             1,732              2,473
  Other                                                                            27,328             26,356

      Total noncurrent liabilities                                                331,550            345,869

Stockholders' equity:
  Common stock                                                                      1,244              1,245
  Additional paid-in capital                                                       33,409             33,279
  Retained earnings                                                               222,810            220,489
  Adjustments:
    Currency translation                                                          (17,776)           (14,807)
    Marketable securities                                                          41,075             43,655
    Pension liabilities                                                            (1,619)            (1,535)
  Common stock reacquired                                                         (71,642)           (71,148)

      Total stockholders' equity                                                  207,501            211,178

                                                                                 $903,871           $810,399


[FN]
Commitments and contingencies (Note 14)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three months ended            Six months ended
                                                         June 30,                      June 30,
                                                           1993          1994           1993          1994

Revenues and other income:
  Net sales                                              $193,428      $210,781      $ 364,760      $399,746
  Other, net                                                3,551         3,107          8,003         4,693
                                                          196,979       213,888        372,763       404,439

Costs and expenses:
  Cost of sales                                           148,284       157,072        281,227       303,375
  Selling, general and administrative                      29,550        30,761         55,449        58,733
  Interest                                                  9,797         8,845         21,754        17,842
                                                          187,631       196,678        358,430       379,950

    Income of consolidated companies
     before income taxes                                    9,348        17,210         14,333        24,489

Equity in losses of affiliates                            (19,169)      (13,345)      (114,718)      (20,916)

    Income (loss) before income taxes                      (9,821)        3,865       (100,385)        3,573

Provision for income taxes (benefit)                       (2,752)          914        (33,017)        1,322

      Net income (loss)                                  $ (7,069)     $  2,951      $ (67,368)     $  2,251


Net income (loss) per common share                          $(.06)        $ .03          $(.59)        $ .02

Cash dividends per share                                    $ -           $ .02          $ .05         $ .04

Weighted average common shares
 outstanding                                              114,108       114,306        114,084       114,289


                                       VALHI, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      SIX MONTHS ENDED JUNE 30, 1994

                                              (IN THOUSANDS)


                                                     ADDITIONAL
                                          COMMON      PAID-IN      RETAINED
                                          STOCK       CAPITAL      EARNINGS

Balance at December 31, 1993               $1,244      $33,409      $222,810

Net income                                   -            -            2,251
Dividends                                    -            -           (4,572)
Adjustments, net                             -            -             -
Other, net                                      1         (130)         -

Balance at June 30, 1994                   $1,245      $33,279      $220,489


                                                       ADJUSTMENTS                      COMMON         TOTAL
                                         CURRENCY       MARKETABLE      PENSION         STOCK       STOCKHOLDERS'
                                        TRANSLATION     SECURITIES    LIABILITIES     REACQUIRED       EQUITY

Balance at December 31, 1993              $(17,776)      $41,075        $(1,619)       $(71,642)        $207,501

Net income                                    -             -              -               -               2,251
Dividends                                     -             -              -               -              (4,572)
Adjustments, net                             2,969         2,580             84            -               5,633
Other, net                                    -             -              -                494              365

Balance at June 30, 1994                  $(14,807)      $43,655        $(1,535)       $(71,148)        $211,178


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash flows from operating activities:
  Net income (loss)                                                               $ (67,368)       $   2,251
  Adjustments:
    Depreciation, depletion and amortization                                         11,589           13,142
    Noncash interest expense (original issue
     discount and deferred financing costs)                                           5,072            5,363
    Deferred income tax benefit                                                     (37,503)          (8,535)
    Equity in losses of affiliates                                                  114,718           20,916
    Other, net                                                                       (1,013)             910
    Change in assets and liabilities:
      Accounts and notes receivable                                                 (11,309)         (12,606)
      Inventories                                                                   114,709          120,656
      Accounts payable and accrued liabilities                                     (123,249)        (111,984)
      Accounts with affiliates                                                       (2,503)           3,005
      Other, net                                                                        517             (461)
    Marketable trading securities:
      Sale proceeds                                                                    -              29,375
      Purchases                                                                        -             (25,000)

      Total adjustments                                                              71,028           34,781

        Net cash provided by operating activities                                     3,660           37,032

Cash flows from investing activities:
  Capital expenditures                                                              (12,924)         (36,914)
  Marketable securities:
    Sale proceeds                                                                   354,068             -
    Purchases                                                                      (254,378)            -
  Purchases of stock of affiliates                                                     -                (624)
  Loans to affiliates:
    Loans                                                                            (7,500)          (7,800)
    Collections                                                                       7,500              800
  Other, net                                                                          4,555            3,992

        Net cash provided (used) by investing
         activities                                                                  91,321          (40,546)


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                     $ 406,502        $ 206,779
    Principal payments                                                             (526,646)        (196,374)
  Loans from affiliates:
    Loans                                                                            (3,800)            -
    Repayments                                                                        3,800             -
  Dividends paid                                                                     (5,704)          (4,572)
  Other, net                                                                             35              166

      Net cash provided (used) by financing activities                             (125,813)           5,999

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                   (30,832)           2,485
    Currency translation                                                                (26)            (294)
                                                                                    (30,858)           2,191
  Balance at beginning of period                                                     44,538           22,189

  Balance at end of period                                                        $  13,680        $  24,380


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                            $  21,164        $  11,379
  Income taxes                                                                        7,827            8,269


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1994 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1993 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2 -     BUSINESS SEGMENT INFORMATION:


 BUSINESS SEGMENT                              PRINCIPAL ENTITIES

Consolidated operations (100%-owned)
  Refined sugar                         The Amalgamated Sugar Company
  Forest products                       Medite Corporation
  Hardware products                     National Cabinet Lock, Inc.
  Fast food                             Sybra, Inc.

Unconsolidated operations
  Chemicals                             NL Industries, Inc. (49%-owned)*
  Titanium metals                       Tremont Corporation (48%-owned)


[FN]
*  Tremont holds an additional 18% of NL.

                                                        Three months ended          Six months ended
                                                             June 30,                   June 30,
                                                              1993          1994         1993          1994
                                                                             (In millions)
Net sales:
  Refined sugar                                              $106.3        $112.3       $197.5        $216.5
  Forest products                                              43.9          53.4         83.5          93.4
  Hardware products                                            16.0          17.5         30.4          35.5
  Fast food                                                    27.3          27.6         53.4          54.3

                                                             $193.5        $210.8       $364.8        $399.7
Operating income:
  Refined sugar                                              $  8.1        $  9.7       $ 14.2        $ 16.5
  Forest products                                               7.4          11.6         12.8          16.7
  Hardware products                                             3.9           5.0          7.0          10.1
  Fast food                                                     2.1           2.3          4.0           3.9

                                                               21.5          28.6         38.0          47.2
Business unit disposition                                       -             -             .5           -
General corporate items:
  Securities earnings                                           1.4           1.0          4.0           1.1
  General expenses and other, net                              (3.8)         (3.6)        (6.4)         (6.0)
Interest expense                                               (9.8)         (8.8)       (21.8)        (17.8)

    Income of consolidated companies
     before income taxes                                        9.3          17.2         14.3          24.5

Equity in losses of affiliates:
  NL Industries                                               (16.0)         (9.9)       (25.5)        (15.3)
  Tremont                                                      (3.1)         (3.4)        (5.2)         (5.6)
  Provision for market value decline
   of NL common stock                                           -             -          (84.0)          -

                                                              (19.1)        (13.3)      (114.7)        (20.9)

    Income (loss) before income taxes                        $ (9.8)       $  3.9      $(100.4)       $  3.6


                                                                  SIX MONTHS ENDED JUNE 30,
                                                               DEPRECIATION,
                                                               DEPLETION AND             CAPITAL
                                                               AMORTIZATION            EXPENDITURES
                                                                   1993        1994        1993        1994
                                                                                (IN MILLIONS)

Refined sugar                                                     $ 3.6       $ 4.8       $ 3.6       $10.9

Forest products                                                     3.9         4.4         7.3        18.5
Hardware products                                                    .9          .9          .9         2.0
Fast food                                                           3.1         2.9         1.0         5.4
Corporate                                                            .1          .1          .1          .1

                                                                  $11.6       $13.1       $12.9       $36.9


NOTE 3 -     MARKETABLE SECURITIES:


                                                                             DECEMBER 31,
                                                                                                JUNE 30,
                                                                                 1993
                                                                                                  1994
                                                                                       (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                         $ 28,518         $   -
  Global bond investments                                                              -              23,549

                                                                                   $ 28,518         $ 23,549

Noncurrent assets (available-for-sale) -
 Dresser Industries common stock                                                   $108,800         $112,132


    The global bond investments consist of fixed income government securities denominated in various currencies and related currency forward and option contracts obtained to hedge exchange rate risk on the equivalent of approximately $16 million of bond principal amount. Realized and unrealized gains and losses on trading securities, including related global bond investment currency gains and losses, are reported as a component of securities transactions. At June 30, 1994, the cost of the Company's portfolio of trading securities approximated $25 million.

    Valhi holds 5.5 million shares of Dresser common stock (cost $44 million) with a quoted market price of $20.50 at June 30, 1994, or an aggregate market value of $112 million. The Company's Dresser stock (held in escrow for the benefit of the Company's LYONs holders) is exchangeable for the LYONs at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation.

NOTE 4 -     INVESTMENT IN AFFILIATES:

                                                                             December 31,
                                                                                                    June 30,
                                                                                 1993
                                                                                                      1994
                                                                                       (IN THOUSANDS)

NL Industries                                                                       $60,170          $50,370
Tremont                                                                              14,727           10,047

                                                                                    $74,897          $60,417


    At June 30, 1994, the Company held 24.9 million shares of NL common stock and 3.5 million shares of Tremont common stock. At June 30, 1994, the quoted per share market prices of NL and Tremont common stock were $8.50 and $7.75, respectively, or an aggregate quoted market value of $239 million. Summarized information relating to the results of operations, financial position and cash flows of NL and Tremont is presented in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 5 -     INVENTORIES:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Raw materials:
  Sugarbeets                                                                     $ 51,689           $   -

  Forest products                                                                  14,704             11,632
  Hardware products                                                                 1,034                967
  Fast food                                                                         1,329              1,292
                                                                                   68,756             13,891

In process products:
  Refined sugar and by-products                                                    56,798             30,394
  Forest products                                                                   1,450              2,074
  Hardware products                                                                 3,179              3,719
                                                                                   61,427             36,187

Finished products:
  Refined sugar and by-products                                                   107,158             67,161
  Forest products                                                                   1,260                900
  Hardware products                                                                 1,901              2,283
                                                                                  110,319             70,344

Supplies                                                                           35,623             35,047

                                                                                 $276,125           $155,469

NOTE 6 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


                                                                              DECEMBER 31,         JUNE 30,
                                                                                  1993               1994
                                                                                     (IN THOUSANDS)

Accounts payable:
  Sugarbeet purchases                                                              $126,430          $23,979
  Other                                                                              36,908           33,681

                                                                                   $163,338          $57,660

Accrued liabilities:
  Sugar processing costs                                                           $ 22,301          $10,875
  Inventory replacement reserve *                                                      -               3,989
  Employee benefits                                                                  17,657           16,001
  Interest                                                                            3,987            4,986
  Other                                                                              16,245           18,452

                                                                                   $ 60,190          $54,303

[FN]
* Effect of temporary reductions in LIFO inventory quantities expected to be replaced by year-end.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:


                                                                           DECEMBER 31,        JUNE 30,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Notes payable - Amalgamated:
  U.S. Government loans                                                            $ 75,518        $ 70,912
  Bank credit agreement                                                              42,235          41,000

                                                                                   $117,753        $111,912

Long-term debt:
  Valhi LYONs                                                                      $108,800        $113,831
  Valcor Senior Notes                                                               100,000         100,000
  Amalgamated bank term loan                                                         15,000          21,000
  Medite:
    U.S. bank credit agreement                                                       61,000          75,000
    Irish bank credit agreements                                                      8,441          16,481

    State of Oregon term loan                                                         4,328           4,236
    Other                                                                               267             244
                                                                                     74,036          95,961
  Sybra:
    Bank credit agreements                                                           13,387           2,200
    Capital lease obligations                                                         7,133           6,665
    Other                                                                                41              35
                                                                                     20,561           8,900

  National Cabinet Lock                                                                 179             160
                                                                                    318,576         339,852
Less current maturities                                                              16,086          22,812

                                                                                   $302,490        $317,040

NOTE 8 -     ACCOUNTS WITH AFFILIATES:


                                                                           DECEMBER 31,        JUNE 30,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Receivable from affiliates:
  Demand loan to Contran                                                             $ -            $7,000
  Income taxes                                                                         44             -
  Other                                                                               228               20

                                                                                     $272           $7,020

Payable to affiliates:
  Income taxes                                                                       $ -            $2,680
  Other                                                                                43              116

                                                                                     $ 43           $2,796


NOTE 9 - OTHER NONCURRENT ASSETS:


                                                                           DECEMBER 31,        JUNE 30,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Intangible assets:
  Goodwill                                                                          $ 5,500         $ 5,416
  Franchise fees                                                                      7,257           6,719
  Other                                                                               8,323           7,946
                                                                                     21,080          20,081
Deferred financing costs                                                              7,817           7,345
Prepaid pension cost                                                                  4,864           5,150
Property held for sale                                                                3,853           4,037
Other                                                                                 5,273           2,486

                                                                                    $42,887         $39,099

NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Accrued OPEB cost                                                                   $17,705         $17,956
Insurance claims and expenses                                                         5,141           3,707
Other                                                                                 4,482           4,693

                                                                                    $27,328         $26,356


NOTE 11 -    OTHER INCOME:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                     1993            1994
                                                                                        (IN THOUSANDS)

Securities earnings:
  Interest and dividends                                                               $3,018        $ 2,940
  Securities transactions                                                               1,023         (1,844)
                                                                                        4,041          1,096
Business unit disposition                                                                 500           -
Other, net                                                                              3,462          3,597

                                                                                       $8,003        $ 4,693

NOTE 12 - INCOME TAXES:

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                         1993           1994
                                                                                          (IN MILLIONS)

Provision for income taxes (benefit) allocable to
 income (loss) before income taxes:
  Expected tax expense (benefit)                                                       $(34.1)         $ 1.3
  Incremental U.S. tax on income of companies not
   included in the consolidated tax group                                                 1.5            1.4
  Non-U.S. tax rates                                                                      (.6)           (.8)
  State income taxes, net                                                                  .7             .8
  Other, net                                                                              (.5)          (1.4)

                                                                                       $(33.0)         $ 1.3

Comprehensive provision for income taxes (benefit):
  Taxes currently payable                                                              $  4.5          $ 9.9
  Deferred tax benefit                                                                  (36.2)          (5.7)

                                                                                       $(31.7)         $ 4.2

  Allocable to:
    Income (loss) before income taxes                                                  $(33.0)         $ 1.3
    Stockholders' equity, principally deferred taxes
     allocable to adjustment components                                                   1.3            2.9

                                                                                       $(31.7)         $ 4.2

    The expected tax benefit for the 1993 period is computed at the previously-reported U.S. federal statutory rate of 34% because the retroactive increase to the current 35% rate was not enacted until August 1993.

NOTE 13 -    INCOME (LOSS) PER SHARE OF COMMON STOCK:

    Income (loss) per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.

NOTE 14 -    COMMITMENTS AND CONTINGENCIES:

    At June 30, 1994, the estimated cost to complete capital projects in process approximated $36 million, most of which relates to sugar extraction equipment at Amalgamated and to an expansion of Medite's medium density fiberboard plant in Ireland. Medite's Irish subsidiary has entered into certain currency forward contracts to hedge exchange rate risk on the equivalent of approximately $6 million of equipment purchase commitments. At June 30, 1994, the fair value of such currency contracts approximated the contract value.

    Medite has entered into interest rate swap agreements to convert $26 million of its U.S. bank term loan from a floating to a fixed interest rate. At June 30, 1994, the estimated fair value of such swap agreements was $1.8 million, which represents the estimated payment Medite would receive if the swap agreements were terminated at that date.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies related to Valhi and consolidated subsidiaries and NL and Tremont, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings", (iii) Valhi's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and (iv) the 1993 Annual Report, including certain information concerning NL's and Tremont's legal proceedings incorporated therein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

    Net income was $3.0 million for the second quarter of 1994, a $10 million improvement from the $7.1 million net loss in the 1993 quarter. For the first half of 1994, net income was $2.3 million, almost $70 million better than the $67.4 million net loss reported for the first half of 1993. Improved results attributable to the Company's interest in NL Industries was a major factor in the higher 1994 earnings. The Company's results of operations are discussed below.

REFINED SUGAR

                                               Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales:
  Refined sugar                                 $ 97.5     $103.3     + 6%        $177.7      $195.9    +10%
  By-products and other                            8.8        9.0     + 3%          19.8        20.6    + 4%

                                                $106.3     $112.3     + 6%        $197.5      $216.5    +10%

Operating income                                $  8.1     $  9.7     +21%        $ 14.2      $ 16.5    +16%

Operating income margin                           7.6%       8.7%                   7.2%        7.6%

Percentage change in:
  Sugar sales volume                                                  + 6%                              +11%
  Average sugar sales price                                           + 0%                              - 1%


    Average sugar selling prices during the first half of 1994 were comparable to the first half of last year and were up slightly from levels of late 1993. The U.S. government recently announced that there will be no marketing allotments for the crop year ending September 30, 1994, and sugar sales volume for the last half of 1994 is currently expected to approximate that of the last half of 1993. Sugar available for sale during the crop year beginning October 1, 1994 should be higher than last year due to a combination of the higher than normal level of sugar inventory to be carried over into the new crop year and a slightly larger crop to be harvested this fall.

    Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price Amalgamated pays for sugarbeets is, under the terms of its contracts with sugarbeet growers, a function of the average sugar selling price. As a result, changes in sugar selling prices impact costs as well as revenues. Amalgamated's cost of sales is determined under the last-in, first-out accounting method. Supplemental information comparing LIFO and FIFO sugar operating income and margins is presented below.

                                               Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Operating income:
  LIFO accounting method                          $8.1       $9.7     +21%         $14.2       $16.5    +16%
  FIFO accounting method                           5.7        7.2     +28%           9.1        13.1    +44%

Operating income margin:
  LIFO accounting method                          7.6%       8.7%                   7.2%        7.6%
  FIFO accounting method                          5.3%       6.5%                   4.6%        6.1%


    The Company has tentatively agreed to sell its sugar business to a planned agricultural cooperative of its growers for $325 million cash. The transaction is subject to financing and other conditions and there can be no assurance that it will be consummated.

FOREST PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,          %               June 30,           %
                                                 1993       1994     Change        1993       1994     Change
                                                  (In millions)                     (In millions)

Net sales:
  Medium density fiberboard                      $27.9      $32.3     +16%         $53.2       $63.5    + 19%
  Solid wood products                             16.4       21.3     +30%          31.3        30.5    -  3%
  Eliminations                                     (.4)       (.2)                  (1.0)        (.6)

                                                 $43.9      $53.4     +22%         $83.5       $93.4    + 12%

Operating income:
  Medium density fiberboard                      $ 3.8      $ 7.3     +91%         $ 5.6       $13.0    +133%
  Solid wood products                              3.6        4.3     +21%           7.2         3.7    - 48%

                                                 $ 7.4      $11.6     +57%         $12.8       $16.7    + 31%

Operating income margins:
  MDF                                            13.7%      22.7%                  10.5%       20.5%
  Solid wood                                     21.5%      20.1%                  22.9%       12.2%
    Total                                        16.8%      21.7%                  15.3%       17.9%


    Medium density fiberboard. Higher volumes and prices both contributed to the significant improvements in MDF earnings and margins, with average first half selling prices up 14%. Sales of higher-priced specialty MDF products continued to increase and represented 29% of MDF sales dollars in the first half of 1994, up from 24% during the 1993 period.

    Medite's primary strategic focus is to continue its expansion in the growing market for MDF, including further penetration of higher-margin specialty MDF markets. Medite's MDF plants are operating at a very high rate of capacity. The expanded Irish plant, which will increase Medite's total MDF capacity by about 25%, is expected to be operational by early 1995.

    Solid wood products. Medite actively manages its timber resources and varies its manufacture of wood products such as lumber and veneer, and emphasizes or de-emphasizes the direct sale of logs, depending upon market conditions. Solid wood sales and earnings fluctuations were in large part a result of market-based volume decisions made by the Company, including (i) varying the volume of logs offered for sale (comparatively reduced during the first quarter and increased in the second quarter of 1994) and (ii) the curtailment of veneer and lumber production during a portion of the second quarter of 1994. Earnings in early 1993 were aided by higher volumes related to reductions in certain inventories following the closure of Medite's plywood operations in January 1993.

HARDWARE PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $16.0      $17.5     +10%         $30.4       $35.5    +17%
Operating income                                   3.9        5.0     +28%           7.0        10.1    +45%

Operating income margin                          24.5%      28.6%                  23.0%       28.4%



    Sales, operating income and margins all improved as volumes increased in each of the three major product lines (locks, drawer slides and computer keyboard support arms). National Cabinet Lock's major plants are operating at a high rate of current capacity.

FAST FOOD

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $27.3      $27.6     +1%          $53.4       $54.3     +2%
Operating income                                   2.1        2.3     +8%            4.0         3.9     -2%

Operating income margin                           7.9%       8.4%                   7.5%        7.2%

Arby's restaurants operated:
  At end of period                                 159        158                    159         158
  Average during the period                        160        157                    160         157


    Fast food results improved during the second quarter (and were comparable to the first half of last year) despite fewer stores being operated. Comparable store sales have increased slightly during 1994 and new store sales have more than offset sales of stores closed. Year-to-date earnings comparisons were hampered by adverse winter weather during the first quarter of 1994.

OTHER

    Business unit disposition. As previously reported, the gain in 1993 related to a change in estimate of the loss accrued in 1992 related to the closure of Medite's plywood operations.

    General corporate items. Lower securities earnings in 1994 resulted primarily from a first quarter 1994 decline in the market value of fixed-income investments. General and other expenses were comparable as higher legal-related expenses offset lower environmental-related charges.

    Interest expense. The previously-reported redemptions of Valhi's 121/2% Senior Subordinated Notes during 1993, funded in part using proceeds of lower-cost borrowings, was a principal reason for the 18% decline in year-to-date interest expense.

    Approximately $137 million of subsidiary indebtedness bears interest at fixed rates averaging 9.2%. The average interest rate on floating rate subsidiary borrowings outstanding at June 30, 1994 was 5.3%. Periodic interest payments are not required on Valhi's 9.25% deferred coupon LYONs.

    Provision for income taxes. See Note 12 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate.

UNCONSOLIDATED COMPANIES - NL AND TREMONT

    The Company's equity in earnings (losses) of NL and Tremont is different than its percentage ownership in their separately-reported results due to amortization of accounting basis differences that generally reduce earnings, or increase losses, as reported by Valhi. The Company's loss attributable to affiliates in the 1993 six-month period also included an $84 million first quarter charge for an "other than temporary" decline in the market value of NL common stock. Under current accounting rules, a market value writedown of an investment accounted for by the equity method cannot be reversed if the market value of the stock subsequently recovers. At June 30, 1994, the Company's per share net carrying value of NL was $2.03 (market price - $8.50) and of Tremont was $2.84 (market price - $7.75).

    The information included below related to NL and Tremont has been summarized from the separate reports filed with the Securities and Exchange Commission by NL (File No. 1-640) and Tremont (File No. 1-10126), which reports contain more detailed information concerning such companies, including financial statements and contingencies.

    NL Industries. NL's chemical operations are conducted in two business segments, titanium dioxide pigments ("TiO2") conducted by Kronos and specialty chemicals conducted by Rheox. NL's return to profitability, and the timing thereof, are dependent in large part upon improved pricing for TiO2, NL's principal product. NL's results improved significantly during the first half of 1994, as discussed below, and it expects the impact of its recently announced TiO2 price increases will further improve operating income during the last half of the year.

                                            Three months ended                   Six months ended
                                                  June 30,                            June 30,
                                             1993        1994      Change        1993        1994      Change
                                                            (In millions, except percentages)

Net sales:
  Kronos                                    $193.2      $206.4     +  7%        $365.3       $380.7     + 4%
  Rheox                                       28.2        30.7     +  9%          54.6         58.3     + 7%

                                            $221.4      $237.1     +  7%        $419.9       $439.0     + 5%

Operating income:
  Kronos                                    $  7.6      $ 17.6     +135%        $ 24.7       $ 33.1     +34%
  Rheox                                        7.6         8.6     + 12%          13.6         15.5     +14%
                                              15.2        26.2     + 73%          38.3         48.6     +27%

General corporate items:
  Securities earnings                          1.2          .7                     4.2           .9
  Expenses, net                              (13.4)      (17.7)                  (22.0)       (18.5)
Interest expense                             (26.5)      (21.1)                  (52.8)       (42.1)
                                             (23.5)      (11.9)     $11.6        (32.3)       (11.1)   $21.2
Income tax expense                            (4.3)       (3.4)                   (8.9)       (10.3)
Minority interest                              (.2)        (.2)                    (.3)         (.5)

  Net loss                                  $(28.0)     $(15.5)     $12.5       $(41.5)      $(21.9)   $19.6

Valhi's equity in NL's losses, including
 amortization of basis differences (*)      $(16.0)     $ (9.9)     $ 6.1       $(25.5)      $(15.3)   $10.2


[FN]
(*) Excludes market value impairment provision in the first quarter of 1993.
    See Note 2 to the Consolidated Financial Statements.

    Kronos' operating income increased due to higher TiO2 sales volumes, slightly lower per unit operating costs and technology fee income. Primarily as a result of improved pricing in Europe, Kronos' average TiO2 selling prices in the first half of 1994 approximated both first half and full year 1993 averages. Rheox's operating results improved primarily as a result of higher sales volume and lower operating costs.

    Year-to-date corporate expenses, net were lower as a $20 million gain related to the first quarter 1994 settlement of NL's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs. Interest expense declined due to lower debt and lower interest rates on Deutsche mark denominated debt, partially offset by the higher interest rates on NL's Senior Notes issued in October 1993.

    NL's operations are conducted on a worldwide basis. In both 1993 and 1994, NL's income tax expense was impacted by losses in certain countries for which no current refund is available and for which NL believes recognition of a deferred tax asset is not currently appropriate.

    Tremont Corporation. Tremont's titanium metals operations are conducted through its 75%-owned TIMET subsidiary. Tremont also holds approximately 18% of NL's outstanding common stock and reports its interest in NL by the equity method. As a result, Tremont's overall results are significantly impacted by NL's results. Tremont has reported significant losses in the past two years and expects to report a net loss in 1994. As previously reported, the titanium metals business has been adversely affected by, among other things, excess worldwide production capacity and changes in market conditions, including weak demand in aerospace markets and availability of relatively inexpensive products from Russia. TIMET's focus continues to be on improving manufacturing processes, reducing overall costs, developing new markets and evaluating strategic opportunities, including acquisitions and joint ventures, as part of its efforts to return to profitability.

                                             Three months ended                 Six months ended
                                                  June 30,                          June 30,
                                              1993       1994     Change         1993       1994      Change
                                                             (In millions, except percentages)

Net sales                                    $ 39.7     $ 37.5       -5%        $ 79.3      $ 78.4       -1%

Operating income (loss)                      $   .3     $ (2.2)   $ (2.5)       $ (1.3)     $ (4.0)   $ (2.7)
General corporate items, net                    5.1       (1.7)                    4.8        (2.1)
Interest expense                               (1.3)      (1.3)                   (2.0)       (2.5)
                                                4.1       (5.2)     (9.3)          1.5        (8.6)    (10.1)
Equity in loss of NL:
  Equity in NL's loss                          (5.7)      (3.6)                   (9.1)       (5.5)
  Provision for market value impairment         -          -                     (29.0)        -
                                               (5.7)      (3.6)      2.1         (38.1)       (5.5)     32.6

  Loss before income taxes                     (1.6)      (8.8)                  (36.6)      (14.1)
Income tax benefit (expense)                    (.4)       -                        .4         (.2)
Minority interest                               -          1.0                     -           1.8
  Loss from continuing operations              (2.0)      (7.8)     (5.8)        (36.2)      (12.5)     23.7
Other, net                                       .2        -                        .3         (.8)

  Net loss                                   $ (1.8)    $ (7.8)   $ (6.0)       $(35.9)     $(13.3)   $ 22.6

Valhi's equity in Tremont's losses,
 including amortization of basis
 differences (*)                             $ (3.1)    $ (3.4)   $  (.3)       $ (5.2)     $ (5.6)   $  (.4)


[FN]
* Excludes Valhi's $14 million share of Tremont's first quarter 1993 market value impairment provision, which equity is reported as a component of Valhi's $84 million impairment charge related to NL. See Note 2 to the Consolidated Financial Statements.

    TIMET's 1994 sales were slightly lower than in the comparable 1993 periods as changes in product mix toward higher priced industrial products partially offset the impact of lower average prices and a 5% decline in year-to-date volume. The majority of TIMET's sales continue to be to aerospace markets, where volume remains depressed. Higher production costs, in part due to certain mechanical difficulties at the Henderson, Nevada plant, also contributed to the increased operating losses.

    The previously-reported strike at TIMET's Nevada plant ended in July 1994, with the union accepting TIMET's last contract proposal. TIMET and union employees at its Toronto, Ohio plant were unable to reach an agreement before the existing contract expired July 31, 1994 and approximately 325 union employees commenced a work stoppage. TIMET is continuing production in Ohio through use of salaried personnel, contract labor and outside processors. At this time, TIMET is unable to estimate the impact the strike may have on its future operating results and liquidity.

    General corporate items, net in the 1993 periods include a $5.5 million gain from the sale of Tremont's interest in a gold mining venture. In both 1993 and 1994, Tremont's income tax provision was impacted by losses, including amounts related to NL, for which no benefit is currently available and for which Tremont believes recognition of a deferred tax asset is not currently appropriate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. Changes in working capital levels result primarily from the timing of production, sales and purchases, including, among other things, significant seasonal fluctuations related to Amalgamated's refined sugar operations as discussed below. Net changes in assets and liabilities accounted for approximately $20 million of the comparative increase in operating cash flow. Valhi's LYONs do not require current cash debt service, resulting in cash interest payments being lower than aggregate interest expense.

    Investing and financing activities. The higher levels of capital expenditures in 1994 relate principally to capacity projects, including productivity-enhancing equipment at Amalgamated, Medite's Irish MDF plant expansion and Sybra's new restaurants. The Company's total capital expenditures for the last half of the year are estimated at approximately $24 million, including $11 million to substantially complete Medite's Irish MDF plant expansion. Such capital expenditures are expected to be financed primarily from operations or existing credit facilities.

    Net sales of securities and net repayments of debt in the 1993 six-month period relate principally to Valhi's redemption of $100 million principal amount of 121/2% Notes in February 1993.

    At June 30, 1994, unused revolving credit available to the Company's subsidiaries aggregated $62 million. In addition, (i) Medite has term loan availability to finance 75% of the remaining cost of its Irish medium density fiberboard plant expansion and (ii) Amalgamated has $17 million of term loan availability to complete certain capital projects. Sybra's $20 million revolving bank credit agreement was recently extended one year to July 1996.

CONSOLIDATED COMPANIES

    Refined Sugar. Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. To meet its seasonal cash needs, Amalgamated obtains short-term borrowings pursuant to the Government's sugar price support loan program and bank credit facilities. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to Amalgamated. At June 30, 1994, refined sugar inventory with a LIFO carrying value of approximately $54 million (15.89 cents per pound) was the sole collateral for $71 million nonrecourse Government loans.

    Forest Products. As discussed above, the in-process expansion of the Medite Irish MDF plant will increase plant capacity by approximately 75% and increase its worldwide MDF production capacity approximately 25%.

    In the solid wood portion of Medite's business, new Riparian Rights Laws in Oregon restricting timber harvest in certain areas become effective September 1, 1994. These new laws are currently expected to impact between 15 million and 20 million board feet of company-owned merchantable timber. This amounts to less than 3% of Medite's fee timber, and only a relatively small portion of the effected timber is expected to be permanently lost to harvest.

    Hardware Products. The Company continues to explore ways to expand this high-margin business segment.

    Fast Food. Sybra opened three new Arby's restaurants during the first half of 1994, opened one new store in July and expects to open three more restaurants later this year. Sybra continually evaluates the profitability of its individual restaurants, and in this regard closed five stores early in 1994 and may close two or three additional stores later in the year.

    The terms of Sybra's Consolidated Development Agreement with Arby's, Inc. were amended in May 1994. Under the revised agreement, Sybra retains its exclusive development rights in the Dallas/Fort Worth area, Sybra and Arby's now have joint development rights in the Tampa area, and Sybra's required new store opening schedule was modified. The new schedule requires Sybra to open four stores during the last half of 1994, eight more in 1995 and an additional 13 stores by various dates through 1997. Sybra currently anticipates that its expansion program will meet or exceed this schedule.

    General corporate. Valhi's operations are conducted through its wholly-owned subsidiaries (Amalgamated and Valcor) and through NL and Tremont, publicly-held affiliates which Valhi may be deemed to control. Valcor is an intermediate parent company with operations conducted through its wholly-owned subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or of NL or Tremont, and Valcor has not guaranteed any indebtedness of its subsidiaries.

    Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the quarterly dividends on the escrowed shares, currently $.17 per share. The LYONs are exchangeable, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges.

    The Company has tentatively agreed to sell Amalgamated's sugar business, for $325 million cash, to a planned agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operation. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that the transaction will be consummated. The net proceeds from the proposed sale, if completed, would be available for general corporate purposes, including expansion of Valhi's other businesses.

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

UNCONSOLIDATED COMPANIES - NL AND TREMONT

    Summarized balance sheet, cash flow and other information of NL and Tremont is presented below.

                                                            NL               TREMONT
                                   INDUSTRIES            CORPORATION
                                                       DEC. 31,       JUNE 30,      DEC. 31,      JUNE 30,
                                                         1993           1994          1993          1994
                                                                          (IN MILLIONS)

Cash, equivalents and securities                       $  147.6       $  161.4        $ 20.3        $ 14.6
Inventories                                               194.2          179.1          52.6          50.0
Receivables and other current assets                      125.7          184.7          41.1          44.0
Noncurrent securities                                      18.4           19.4           7.7           7.3
Investment in NL                                           -              -             22.3          18.6
Investment in joint ventures                              190.8          188.5          13.6          15.1
Other noncurrent assets                                   151.2           82.1          18.3          16.6
Property and equipment, net                               378.6          399.6         147.3         145.3

                                                       $1,206.5       $1,214.8        $323.2        $311.5


Current liabilities                                    $  232.5       $  242.4        $ 66.0        $ 52.2
Long-term debt                                            835.2          797.5          43.5          54.0
Accrued OPEB cost                                          68.3           66.8          51.7          51.6
Accrued pension cost                                       72.6           76.4            .2            .6
Deferred income taxes                                     139.0          193.0           -             -
Other noncurrent liabilities                              121.3          130.0          16.2          21.0
Minority interest                                           2.4            2.7          27.2          25.3
Stockholders' equity (deficit):
  Capital and retained earnings                          (143.4)        (164.0)        126.7         113.8
  Adjustments, principally currency translation          (121.4)        (130.0)         (8.3)         (7.0)
                                                         (264.8)        (294.0)        118.4         106.8

                                                       $1,206.5       $1,214.8        $323.2        $311.5

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   NL                        TREMONT
                                                          1993           1994          1993          1994
                                                                          (IN MILLIONS)

Net cash provided (used) by:
  Operating activities                                   $(34.9)        $111.6        $  3.4        $ (7.3)
  Investing activities:
    Capital expenditures                                  (20.0)         (16.6)        (12.0)         (2.6)
    Other, net                                             57.3            3.0           6.0            .3
  Financing activities:
    Net borrowings (repayments)                           (16.3)         (72.9)         (2.7)          5.4
    Other                                                   -              (.9)           .1            .4

                                                         $(13.9)        $ 24.2        $ (5.2)       $ (3.8)

Cash, equivalents and securities at end
 of period                                               $119.1         $161.4        $  8.6        $ 14.6

Cash paid for:
  Interest, net of amount capitalized                    $ 53.5         $ 35.1        $  -          $  2.9
  Income taxes (received)                                   4.8          (95.1)         (2.8)           .1


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

    NL Industries. The TiO2 industry is cyclical. In the past few years, during the down cycle since the previous peak in TiO2 selling prices in early 1990, NL's operations have used significant amounts of cash. Receipt of the tentative German income tax refunds during the second quarter of 1994, discussed below, significantly increased NL's cash flow from operating activities for the first half of 1994 and was a significant factor in NL's improved liquidity. Excluding the effects of the tentative tax refunds, NL's operations used cash but at a significantly lower rate than last year. NL has taken and continues to take measures to manage its near-term and long-term liquidity requirements, including cost reduction efforts, tightening of controls over working capital and the previously-reported formation of a TiO2 manufacturing joint venture and refinancing of certain debt in 1993. NL currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During the second quarter of 1994, the German tax authorities withdrew certain tax assessment reports and remitted tax refunds aggregating DM 185 million ($112 million), including interest, on a tentative basis. NL applied DM 143 million of the tentative tax refund to reduce outstanding borrowings under its DM revolving bank credit facility. Examination of NL's German income tax returns continues. NL understands the German tax authorities intend to remit additional tentative tax refunds aggregating DM 35 million and issue new assessment reports proposing tax deficiencies. NL expects to apply the additional tentative tax refunds to reduce outstanding borrowings under its DM revolving bank credit facility. NL has granted a DM 100 million ($63 million) lien on its Nordenham, Germany TiO2 plant until any future assessment reports proposing tax deficiencies are resolved. The timing of receipt of any additional tentative tax refunds and the timing and amount of new assessments proposing tax deficiencies remains uncertain. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations.

    NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($87 million at June 30, 1994) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $136 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

    Tremont Corporation. Tremont, with its 75% equity interest in TIMET and 18% equity interest in NL, is principally a holding company. NL discontinued dividends in 1992 and provisions of TIMET's bank credit agreement do not currently permit dividend payments. At June 30, 1994, Tremont had parent-level cash, equivalents and marketable securities of approximately $11 million and believes it will have sufficient liquidity to meet its existing near-term parent company obligations. At June 30, 1994, Tremont's per share net carrying value of its investment in NL was $2.05 (market price - $8.50).

    During the past few years, TIMET's combined operations, capital expenditures and debt service have consumed significant amounts of cash, including approximately $10 million used by such items in the first half of 1994. At June 30, 1994, TIMET had approximately $4 million of cash and $11 million of borrowing availability under its bank credit agreement. Borrowings under this agreement are collateralized by substantially all of TIMET's assets and the agreement, among other things, limits TIMET's additional indebtedness.

    TIMET has taken and continues to take measures to manage its near-term and long-term liquidity requirements including, among other things, the previously-reported refinancing of certain debt in April 1994, continued cost reduction efforts, deferral and reduction of capital expenditures, sale of certain assets, deferral of certain payments and other efforts to reduce the level of working capital. Although TIMET has taken steps to reduce inventories, such measures have not yet resulted in significantly lower inventory levels due to work stoppages and certain mechanical difficulties. TIMET is continuing modifications at its Nevada plant to bring its processing reliability to acceptable levels. It is also continuing production at its Ohio plant during the current union work stoppage through the use of salaried personnel, contract labor and outside processors. TIMET believes these measures, if successful, will provide it with the liquidity to meet its near-term obligations. However, the continued consumption of cash would have a further adverse effect on TIMET's liquidity and financial condition and TIMET is unable to estimate, at this time, the impact the Ohio strike may have on its future operations and cash flow. Neither Tremont nor TIMET's other 25% shareholder (Union Titanium Sponge Corporation or "UTSC") have guaranteed any TIMET debt nor are they obligated to provide additional funds to TIMET. Tremont has, however, agreed to purchase from UTSC, under certain conditions, TIMET's debt owed to UTSC ($6 million at June 30, 1994).

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1993 Annual Report and the March 31, 1994 Form 10-Q for descriptions of certain legal proceedings.

Valhi and consolidated subsidiaries

    Discovery is proceeding in the previously-reported matter of Alan Russell Kahn v. Tremont Corporation, et al.

    In the previously-reported matter Holland, et al v. Valhi, Inc., et al. (No. 87-C-9686), the United States Court of Appeals for the Tenth Circuit has denied the plaintiffs' and defendants' motions requesting the full Court to rehear the matter previously ruled upon by a Panel of the Court. The Company believes it has adequately accrued for the estimated effect of the ultimate resolution of this matter, as well as for a similar previously-reported pending matter, American Federation of Grain Millers International, et al. v. Valhi, Inc. et al. (No. 29-NC-1298).

NL Industries

    Information called for by this Item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, attached hereto as Exhibit 99.1.

Tremont Corporation

    Information called for by this Item regarding Tremont's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of Tremont's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, attached hereto as Exhibit 99.2.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Valhi's 1994 Annual Meeting of Stockholders was held on May 12, 1994.
Arthur H. Bilger, Norman S. Edelcup, Robert J. Frame, Glenn R. Simmons, Harold
C. Simmons, Michael A. Snetzer and J. Walter Tucker, Jr. were reelected as directors, each receiving votes "For" their election of approximately 96.7% of the 115.0 million common shares eligible to vote at the Annual Meeting. In addition, an amendment to the Valhi, Inc. 1987 Stock Option - Stock Appreciation Rights Plan was approved by approximately 96.3% of such eligible common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 -   Letter amendment dated May 26, 1994 to the Consolidated
        Development Agreement dated August 31, 1992 between Arby's, Inc. and Sybra, Inc. - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 33-63044).

        99.1 -   Part II, Item 1 of NL's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1994 (File No. 1-640).

        99.2 -   Part II, Item 1 of Tremont's Quarterly Report on Form 10-Q for
        the quarter ended June 30, 1994 (File No. 1-10126).

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1994 and the month of July 1994:

        April 11, 1994 - Reported Items 5 and 7.
        April 27, 1994 - Reported Items 5 and 7.
        May 12, 1994   - Reported Items 5 and 7.
        May 17, 1994   - Reported Items 5 and 7.
        July 1, 1994   - Reported Items 5 and 7.
        July 6, 1994   - Reported Items 5 and 7.
        July 20, 1994  - Reported Items 5 and 7.
        July 28, 1994  - Reported Items 5 and 7.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                              (Registrant)



Date   August 5, 1994                 By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   August 5, 1994                 By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.
                                              (Registrant)



Date   August 5, 1994                 By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)

Date   August 5, 1994                 By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)