Form 10-Q
period 1994-09-30
VALHI INC /DE/
filed 1994-11-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1994         COMMISSION FILE NUMBER 1-5467




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



                               YES  X      NO



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1994: 115,004,214.


                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1993
          and September 30, 1994                                           3-4

         Consolidated Statements of Operations - Three months
          and nine months ended September 30, 1993 and 1994                  5

         Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1994                               6

         Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1993 and 1994                                7-8

         Notes to Consolidated Financial Statements                       9-15

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                         16-28

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                               29

  Item 6.  Exhibits and Reports on Form 8-K.                                29



                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                 December 31,        September 30,
                                                                         1993                1994

Current assets:
  Cash and cash equivalents                                                  $ 22,189            $ 21,385
  Marketable securities                                                        28,518              23,706
  Accounts and notes receivable                                                61,135              97,021
  Receivable from affiliates                                                      272              10,269
  Inventories                                                                 276,125              94,466
  Prepaid expenses                                                              6,126               5,389
  Deferred income taxes                                                            75                 258

      Total current assets                                                    394,440             252,494

Other assets:
  Marketable securities                                                       108,800             110,764
  Investment in affiliates                                                     74,897              56,128
  Timber and timberlands                                                       51,868              53,066
  Deferred income taxes                                                        27,723              33,848
  Other                                                                        42,887              36,951

      Total other assets                                                      306,175             290,757

Property and equipment:
  Land                                                                         18,822              21,748
  Buildings                                                                    43,522              48,973
  Equipment                                                                   341,868             351,506
  Construction in progress                                                     17,344              54,173
                                                                              421,556             476,400
  Less accumulated depreciation                                               218,300             234,026

      Net property and equipment                                              203,256             242,374

                                                                             $903,871            $785,625

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDERS' EQUITY                              December 31,        September 30,
                                                                         1993                1994

Current liabilities:
  Notes payable                                                              $117,753            $ 43,947
  Current maturities of long-term debt                                         16,086              22,930
  Accounts payable                                                            163,338             100,044
  Accrued liabilities                                                          60,190              60,200
  Payable to affiliates                                                            43                  67
  Income taxes                                                                  4,916               3,601
  Deferred income taxes                                                         2,494                -

      Total current liabilities                                               364,820             230,789

Noncurrent liabilities:
  Long-term debt                                                              302,490             308,521
  Deferred income taxes                                                         1,732               3,033
  Other                                                                        27,328              27,332

      Total noncurrent liabilities                                            331,550             338,886

Stockholders' equity:
  Common stock                                                                  1,244               1,245
  Additional paid-in capital                                                   33,409              33,342
  Retained earnings                                                           222,810             222,890
  Adjustments:
    Currency translation                                                      (17,776)            (11,637)
    Marketable securities                                                      41,075              42,811
    Pension liabilities                                                        (1,619)             (1,535)
  Common stock reacquired                                                     (71,642)            (71,166)

      Total stockholders' equity                                              207,501             215,950

                                                                             $903,871            $785,625

[FN]
Commitments and contingencies (Note 13)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three months ended            Nine months ended
                                                       September 30,                September 30,
                                                           1993          1994           1993          1994

Revenues and other income:
  Net sales                                              $213,214      $232,549      $ 577,974      $632,295
  Other, net                                                2,690         1,960         10,693         6,653
                                                          215,904       234,509        588,667       638,948

Costs and expenses:
  Cost of sales                                           158,726       177,978        439,953       481,353
  Selling, general and administrative                      30,506        32,270         85,955        91,003
  Interest                                                  8,645         8,146         30,399        25,988
                                                          197,877       218,394        556,307       598,344

    Income of consolidated companies
     before income taxes                                   18,027        16,115         32,360        40,604

Equity in losses of affiliates                            (16,052)       (9,547)      (130,770)      (30,463)

    Income (loss) before income taxes                       1,975         6,568        (98,410)       10,141

Provision for income taxes (benefit)                          807         1,880        (32,210)        3,202

    Income before extraordinary item                        1,168         4,688        (66,200)        6,939

Extraordinary item - debt prepayment                       (3,200)         -            (3,200)         -

      Net income (loss)                                  $ (2,032)     $  4,688      $ (69,400)     $  6,939


Income (loss) per common share:
  Before extraordinary item                                 $ .01         $ .04          $(.58)        $ .06
  Extraordinary item                                         (.03)          -             (.03)          -

        Net income (loss)                                   $(.02)        $ .04          $(.61)        $ .06

Cash dividends per share                                    $ -           $ .02          $ .05         $ .06

Weighted average common shares
 outstanding                                              114,110       114,318        114,093       114,299


                                       VALHI, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   NINE MONTHS ENDED SEPTEMBER 30, 1994

                                              (IN THOUSANDS)


                                                     ADDITIONAL                               ADJUSTMENTS
                                          COMMON      PAID-IN      RETAINED     CURRENCY      MARKETABLE       PENSION
                                          STOCK       CAPITAL      EARNINGS    TRANSLATION    SECURITIES     LIABILITIES

Balance at December 31, 1993               $1,244      $33,409      $222,810    $(17,776)       $41,075       $(1,619)

Net income                                   -            -            6,939        -              -             -
Cash dividends                               -            -           (6,859)       -              -             -
Adjustments, net                             -            -             -          6,139          1,736            84
Other, net                                      1          (67)         -           -              -             -

Balance at September 30, 1994              $1,245      $33,342      $222,890    $(11,637)       $42,811       $(1,535)


                                          COMMON          TOTAL
                                          STOCK        STOCKHOLDERS'
                                        REACQUIRED        EQUITY

Balance at December 31, 1993              $(71,642)       $207,501

Net income                                    -              6,939
Cash dividends                                -             (6,859)
Adjustments, net                              -              7,959
Other, net                                     476             410

Balance at September 30, 1994             $(71,166)       $215,950


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash flows from operating activities:
  Net income (loss)                                                               $ (69,400)       $   6,939
  Depreciation, depletion and amortization                                           17,215           18,779
  Noncash interest expense                                                            7,642            8,117
  Deferred income tax benefit                                                       (42,732)         (11,598)
  Equity in losses of affiliates                                                    130,770           30,463
  Other, net                                                                          4,444              846
                                                                                     47,939           53,546
  Change in assets and liabilities:
    Accounts and notes receivable                                                   (17,073)         (36,433)
    Inventories                                                                     175,250          181,659
    Accounts payable and accrued liabilities                                       (110,936)         (80,737)
    Accounts with affiliates                                                           (521)              27
    Other, net                                                                          903              492
    Marketable trading securities:
      Sale proceeds                                                                    -              29,375
      Purchases                                                                        -             (25,000)

      Net cash provided by operating activities                                      95,562          122,929

Cash flows from investing activities:
  Capital expenditures                                                              (23,469)         (58,052)
  Marketable securities:
    Sale proceeds                                                                   381,395             -

    Purchases                                                                      (264,930)            -
  Purchases of stock of affiliates                                                     -              (1,381)
  Loans to affiliates:
    Loans                                                                            (8,500)         (13,050)
    Collections                                                                       8,500            3,050
  Other, net                                                                          3,346            3,912

      Net cash provided (used) by investing activities                               96,342          (65,521)


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash flows from financing activities:
  Notes payable and long-term debt:
    Additions                                                                     $ 710,231        $ 278,032
    Principal payments                                                             (912,424)        (329,578)
  Loans from affiliates:
    Loans                                                                            12,162             -
    Repayments                                                                      (12,162)            -
  Dividends paid                                                                     (5,704)          (6,859)
  Other, net                                                                             53              229

      Net cash provided (used) by financing activities                             (207,844)         (58,176)

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                   (15,940)            (768)
    Currency translation                                                               (164)             (36)
                                                                                    (16,104)            (804)
  Balance at beginning of period                                                     44,538           22,189

  Balance at end of period                                                        $  28,434        $  21,385


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                                            $  32,891        $  15,090
  Income taxes                                                                        9,054           16,420


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1994 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1993 and 1994 have been prepared by the Company, without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

Unconsolidated operations
  Chemicals                             NL Industries, Inc. (49%-owned)*
  Titanium metals                       Tremont Corporation (48%-owned)

[FN]
*  Tremont holds an additional 18% of NL.


                                                        Three months ended          Nine months ended
                                                           September 30,              September 30,
                                                              1993          1994         1993          1994
                                                                             (In millions)

Net sales:
  Refined sugar                                              $120.8        $137.4      $ 318.3        $353.9
  Forest products                                              48.2          49.6        131.7         143.0
  Hardware products                                            16.2          17.0         46.6          52.5
  Fast food                                                    28.0          28.6         81.4          82.9

                                                             $213.2        $232.6      $ 578.0        $632.3
Operating income:
  Refined sugar                                              $ 13.8        $  8.5      $  28.0        $ 25.0
  Forest products                                               6.8          10.8         19.6          27.5
  Hardware products                                             4.2           4.6         11.2          14.7
  Fast food                                                     2.2           2.2          6.2           6.1

                                                               27.0          26.1         65.0          73.3
General corporate and other items:
  Securities earnings                                           1.4           1.4          5.4           2.5
  General expenses, net                                        (1.7)         (3.2)        (8.1)         (9.2)
  Business unit disposition                                     -             -             .5           -
  Interest expense                                             (8.6)         (8.2)       (30.4)        (26.0)

    Income of consolidated companies
     before income taxes                                       18.1          16.1         32.4          40.6

Equity in losses of affiliates:
  NL Industries                                               (11.5)         (4.8)       (37.0)        (20.1)
  Tremont                                                      (4.6)         (4.8)        (9.8)        (10.4)
  Provision for market value decline
   of NL common stock                                           -             -          (84.0)          -

                                                              (16.1)         (9.6)      (130.8)        (30.5)

    Income (loss) before income taxes                        $  2.0        $  6.5      $ (98.4)       $ 10.1



                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               DEPRECIATION,
                                                               DEPLETION AND              CAPITAL
                                                               AMORTIZATION             EXPENDITURES
                                                                   1993        1994        1993        1994
                                                                                (IN MILLIONS)

Refined sugar                                                     $ 4.4       $ 5.6       $ 7.4       $20.1
Forest products                                                     6.7         7.2        11.8        26.8
Hardware products                                                   1.3         1.4         1.4         2.9
Fast food                                                           4.7         4.5         2.7         8.1
Corporate                                                            .1          .1          .2          .2

                                                                  $17.2       $18.8       $23.5       $58.1

NOTE 3 -     MARKETABLE SECURITIES:


                                                                     DECEMBER 31,         SEPTEMBER 30,
                                                                         1993                 1994
                                                                                   (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                    $ 28,518           $   -
  Global bond investments                                                         -                23,706

                                                                              $ 28,518           $ 23,706

Noncurrent assets (available-for-sale) -
 Dresser Industries common stock                                              $108,800           $110,764


    The global bond investments consist of fixed income government securities denominated in various currencies and related currency forward and option contracts obtained to hedge exchange rate risk on the equivalent of approximately $6 million of bond principal amount denominated primarily in Deutsche marks and British pounds. Realized and unrealized gains and losses on trading securities, including related global bond investment currency gains and losses, are reported as a component of securities earnings. At September 30, 1994, the amortized cost of the Company's portfolio of trading securities approximated $24.4 million.

    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $20.25 at September 30, 1994, or an aggregate market value of $111 million (cost $44 million). The Company's Dresser stock (held in escrow for the benefit of the Company's LYONs holders) is exchangeable for the LYONs at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation.

NOTE 4 -     INVESTMENT IN AFFILIATES:

                                                                     DECEMBER 31,        September 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

NL Industries                                                                 $60,170             $50,425
Tremont                                                                        14,727               5,703

                                                                              $74,897             $56,128

    At September 30, 1994, the Company held 24.9 million shares of NL common stock and 3.5 million shares of Tremont common stock. At such date, the quoted per share market prices of NL and Tremont common stock were $11.00 and $10.50, respectively, or an aggregate quoted market value of $312 million. Summarized information relating to the results of operations, financial position and cash flows of NL and Tremont is presented in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 5 -     INVENTORIES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Raw materials:
  Sugarbeets                                                                 $ 51,689             $ 4,320
  Forest products                                                              14,704              12,887
  Hardware products                                                             1,034               1,031
  Fast food                                                                     1,329               1,319
                                                                               68,756              19,557

In process products:
  Refined sugar and by-products                                                56,798               6,575
  Forest products                                                               1,450               1,579
  Hardware products                                                             3,179               3,955
                                                                               61,427              12,109

Finished products:
  Refined sugar and by-products                                               107,158              18,645
  Forest products                                                               1,260               1,919
  Hardware products                                                             1,901               2,272
                                                                              110,319              22,836

Supplies                                                                       35,623              39,964

                                                                             $276,125             $94,466

NOTE 6 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Accounts payable:
  Sugarbeet purchases                                                        $126,430            $ 44,034
  Other                                                                        36,908              56,010

                                                                             $163,338            $100,044

Accrued liabilities:
  Sugar processing costs                                                     $ 22,301            $  3,092
  Inventory replacement reserve *                                                -                 10,476
  Employee benefits                                                            17,657              17,161
  Interest                                                                      3,987               6,607
  Other                                                                        16,245              22,864

                                                                             $ 60,190            $ 60,200

[FN]
* Effect of temporary reductions in LIFO inventory quantities expected to be replaced by year-end.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Notes payable - Amalgamated:
  U.S. Government loans                                                      $ 75,518            $   -
  Bank credit agreements                                                       42,235              43,947

                                                                             $117,753            $ 43,947

Long-term debt:
  Valhi LYONs                                                                $108,800            $116,416
  Valcor Senior Notes                                                         100,000             100,000
  Amalgamated bank term loan                                                   15,000              14,000
  Medite:
    U.S. bank credit agreement                                                 61,000              67,000
    Irish bank credit agreements                                                8,441              20,134
    State of Oregon term loan                                                   4,328               4,189
    Other                                                                         267                 247
                                                                               74,036              91,570
  Sybra:
    Bank credit agreements                                                     13,387               2,800
    Capital lease obligations                                                   7,133               6,482
    Other                                                                          41                  33
                                                                               20,561               9,315

  National Cabinet Lock                                                           179                 150
                                                                              318,576             331,451
Less current maturities                                                        16,086              22,930

                                                                             $302,490            $308,521

NOTE 8 -     ACCOUNTS WITH AFFILIATES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Receivable from affiliates:
  Demand loan to Contran                                                       $ -               $10,000
  Income taxes                                                                   44                  259
  Other                                                                         228                   10

                                                                               $272              $10,269

Payable to affiliates - other                                                  $ 43              $    67


NOTE 9 - OTHER NONCURRENT ASSETS:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Intangible assets:
  Goodwill                                                                    $ 5,500             $ 5,374
  Franchise fees                                                                7,257               6,557
  Other                                                                         8,323               7,836
                                                                               21,080              19,767
Deferred financing costs                                                        7,817               7,163
Prepaid pension cost                                                            4,864               5,293
Other                                                                           9,126               4,728

                                                                              $42,887             $36,951

NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994

                                                                                   (IN THOUSANDS)

Accrued OPEB cost                                                             $17,705             $18,332
Insurance claims and expenses                                                   5,141               4,064
Other                                                                           4,482               4,936

                                                                              $27,328             $27,332

NOTE 11 -    OTHER INCOME:

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                     1993            1994
                                                                                        (IN THOUSANDS)

Securities earnings:
  Interest and dividends                                                              $ 4,074        $ 4,479
  Securities transactions                                                               1,270         (2,057)
                                                                                        5,344          2,422
Business unit disposition                                                                 500           -
Other, net                                                                              4,849          4,231

                                                                                      $10,693        $ 6,653

NOTE 12 - INCOME TAXES:

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                         1993           1994
                                                                                          (IN MILLIONS)

Provision for income taxes (benefit):
  Expected tax expense (benefit) at 35%                                                $(34.4)         $ 3.5
  Non-U.S. tax rates                                                                     (1.0)          (1.4)
  Incremental U.S. tax on income of companies not
   included in the consolidated tax group                                                 2.5            1.6
  State income taxes, net                                                                 1.3             .3
  Nontaxable income and other, net                                                        (.6)           (.8)

                                                                                       $(32.2)         $ 3.2

Comprehensive provision for income taxes (benefit):
  Taxes currently payable                                                              $  8.8          $14.8
  Deferred tax benefit                                                                  (44.7)          (7.5)

                                                                                       $(35.9)         $ 7.3

  Allocable to:
    Income (loss) before income taxes                                                  $(32.2)         $ 3.2
    Extraordinary item                                                                   (1.7)           -
    Stockholders' equity, principally deferred taxes
     allocable to adjustment components                                                  (2.0)           4.1

                                                                                       $(35.9)         $ 7.3

NOTE 13 -    COMMITMENTS AND CONTINGENCIES:

    At September 30, 1994, the estimated cost to complete capital projects in process approximated $22 million, principally sugar extraction equipment at Amalgamated, an expansion of Medite's medium density fiberboard plant in Ireland and new Sybra stores. Medite's Irish subsidiary has entered into certain currency forward contracts to hedge exchange rate risk on the equivalent of approximately $3 million of equipment purchase commitments denominated primarily in German Deutsche marks. At September 30, 1994, the fair value of such currency contracts approximated the contract value.

    Medite has entered into interest rate swap agreements effectively to convert $26 million of term debt due 1998 to 2000 from a LIBOR-based floating rate to fixed interest rates averaging 7.6%. At September 30, 1994, the estimated fair value of such swap agreements was $2 million, which represents the estimated payment Medite would receive if the swap agreements were terminated at that date.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1
- -- "Legal Proceedings", (iii) Valhi's 1994 Quarterly Reports on Form 10-Q and
(iv) the 1993 Annual Report, including certain information concerning NL's and Tremont's legal proceedings incorporated therein by reference.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

    Net income was $4.6 million, or $.04 per share, for the third quarter of 1994 compared to a net loss of $2.0 million, or $.02 per share, in the 1993 quarter. For the nine month year-to-date period, net income was $6.9 million, or $.06 per share, $76.3 million better than the net loss of $69.4 million, or $.61 per share, for the first nine months of 1993. Higher product prices at Medite (MDF) and NL Industries (TiO2) were primary factors in the Company's improved results of operations, as discussed below.

REFINED SUGAR


                                               Three months ended                Nine months ended
                                                  September 30,                     September 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales:
  Refined sugar                                 $117.0     $134.6     +15%        $294.7      $330.5    +12%
  By-products and other                            3.8        2.8                   23.6        23.4

                                                $120.8     $137.4     +14%        $318.3      $353.9    +11%

Operating income:
  FIFO basis                                    $  9.1     $  9.0     - 0%        $ 18.2      $ 22.1    +22%
  LIFO adjustment                                  4.7        (.5)                   9.8         2.9

  LIFO (reporting) basis                        $ 13.8     $  8.5     -38%        $ 28.0      $ 25.0    -10%

Operating income margin:
  FIFO accounting method                          7.5%       6.6%                   5.7%        6.3%
  LIFO accounting method                         11.4%       6.2%                   8.8%        7.1%


    The increase in sugar sales resulted primarily from higher volumes, which were up 17% in the third quarter and 13% in the 1994 year-to-date period. Average selling prices in the 1994 periods were slightly lower than in the comparable periods of last year.

    Sugar sales volume comparisons can be affected by relative timing of sales during the crop year, which runs from October 1 to September 30. Volumes can also be affected by United States Department of Agriculture marketing allotments which limit the amount of domestic raw and refined sugar which each sugarcane and sugarbeet processor can sell. Amalgamated's preliminary allotment for the new crop year is approximately 4% lower than the volume of sugar sold during the crop year ended September 30, 1994 when no marketing allotments were imposed.
As a result, Amalgamated expects to report comparatively lower refined sugar sales volumes during the 12-month period ending September 30, 1995. The government's restriction of supply through imposition of marketing allotments should result in higher selling prices than would be realized absent the allotments.

    Amalgamated's cost of sales is determined under the last-in, first-out accounting method. Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price Amalgamated pays for sugarbeets is, under the terms of its contracts with sugarbeet growers, a function of the average net sugar selling price during the crop year. As a result, changes in sugar selling prices impact costs as well as revenues, and related LIFO adjustments can significantly affect operating income and margin comparisons relative to FIFO basis earnings comparisons.

    The harvesting and processing of the 1994 crop is proceeding at an average pace with preliminary indications of an average sugar content of the beets and an above average yield per acre. Amalgamated currently believes that its sugar production during the crop year will be higher than its marketing allotment and thus result in some comparative increase in inventory levels.

    The Company has tentatively agreed to sell its sugar business to an agricultural cooperative of its growers for $325 million cash. The transaction is subject to financing and other conditions and there can be no assurance that it will be consummated.

FOREST PRODUCTS

                                                Three months ended                Nine months ended
                                                   September 30,       %             September 30,        %
                                                 1993       1994     Change        1993       1994     Change
                                                  (In millions)                     (In millions)

Net sales:
  Medium density fiberboard                      $29.2      $34.2     +17%        $ 82.4       $97.7    + 19%
  Solid wood products                             19.2       15.7     -18%          50.5        46.2    -  9%
  Eliminations                                     (.2)       (.3)                  (1.2)        (.9)

                                                 $48.2      $49.6     + 3%        $131.7      $143.0    +  9%

Operating income:
  Medium density fiberboard                      $ 3.9      $ 7.2     +87%        $  9.5       $20.2    +114%
  Solid wood products                              2.9        3.6     +20%          10.1         7.3    - 28%

                                                 $ 6.8      $10.8     +58%        $ 19.6       $27.5    + 40%

Operating income margins:
  MDF                                            13.3%      21.2%                  11.5%       20.7%
  Solid wood                                     15.5%      22.7%                  20.1%       15.8%
    Total                                        14.2%      21.8%                  14.9%       19.2%


    Medium density fiberboard. The significant improvements in MDF earnings and margins were primarily price-driven, with average selling prices up 22% for the quarter and up 17% for the first nine months of 1994. Sales of higher-priced specialty MDF products have continued to increase and represented 31% of MDF sales dollars in the first nine months of 1994, up from 22% during the 1993 period. While per-unit wood fiber costs have increased only slightly, resin cost increases have added about 5% to aggregate MDF cost of sales in 1994.

    Medite's primary strategic focus is to continue its expansion in the growing market for MDF, including further penetration of higher-margin specialty MDF markets. Medite's MDF plants have been operating at a very high rate of capacity. The expanded Irish plant, which will increase Medite's total MDF capacity by about 25%, is expected to produce marketable product in the fourth quarter and to be fully operational by early 1995.

    Solid wood products. Medite actively manages its timber resources and varies its manufacture of wood products such as lumber and veneer, and emphasizes or de-emphasizes the direct sale of logs, depending upon market conditions. Solid wood sales and earnings fluctuations were in large part a result of market-based volume decisions made by the Company, including reducing the volume of logs offered for sale during 1994 and curtailing veneer and lumber production during a portion of the second and third quarters of 1994.

    Solid wood earnings in 1994 were aided by lower average log costs (resulting primarily from a change in mix of timber sources) while earnings in early 1993 were aided by higher volumes related to reductions in certain inventories following the closure of Medite's plywood operations in January 1993.

HARDWARE PRODUCTS


                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $16.2      $17.0     +5%          $46.6       $52.5    +13%
Operating income                                   4.2        4.6     +9%           11.2        14.7    +31%

Operating income margin                          26.2%      27.4%                  24.1%       28.1%


    Sales, operating income and margins all improved as volumes increased in each of the three major product lines (locks, computer keyboard support arms and drawer slides). Keyboard support arm sales were up 15% and accounted for about one-fourth of year-to-date hardware product sales. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its keyboard support and drawer slide lines.

FAST FOOD

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $28.0      $28.6     +2%          $81.4       $82.9     +2%
Operating income                                   2.2        2.2     -4%            6.2         6.1     -3%

Operating income margin                           7.8%       7.3%                   7.6%        7.3%

Arby's restaurants operated:
  At end of period                                 158        159     +1%            158         159     +1%
  Average during the period                        158        159     +1%            159         158     -1%


    Aggregate fast food results were comparable to last year as new store sales more than offset sales of stores closed. Comparable store sales were up about 1% year-to-date and were down nominally during the third quarter. The fast food industry is very competitive. The increased usage of lower-margin value-priced sandwiches, the market responsive introduction of higher cost new menu items and the training costs associated with the increased number of new stores opened have slightly dampened operating margins.

OTHER

    General corporate and other items. Lower securities earnings in 1994 resulted primarily from a first quarter 1994 decline in the market value of fixed-income investments. General expenses increased as higher legal-related expenses were only partially offset by lower environmental-related charges. The business unit disposition gain in 1993 related to a change in estimate of the loss related to the closure of Medite's plywood operations.

    The redemptions of Valhi's 121/2% Senior Subordinated Notes during 1993, funded in part using proceeds of lower-cost borrowings, were a principal reason for the decline in interest expense. Approximately $137 million of subsidiary indebtedness bears interest at fixed rates averaging 9.2%. The average interest rate on floating rate subsidiary borrowings outstanding at September 30, 1994 was 6.7%. Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs.

    Provision for income taxes. See Note 12 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate.

    Extraordinary item.  The 1993 loss related to the prepayment of 121/2%
Notes.

UNCONSOLIDATED COMPANIES - NL AND TREMONT

    The Company's equity in losses of NL and Tremont is different than its percentage ownership in their separately-reported results due to amortization of accounting basis differences that generally reduce earnings, or increase losses, as reported by Valhi. The Company's loss attributable to affiliates in the 1993 nine-month period also included an $84 million first quarter charge for an "other than temporary" decline in the market value of NL common stock. Under current accounting rules, a market value writedown of an investment accounted for by the equity method is not reversed if the market value subsequently recovers. At September 30, 1994, the Company's per share net carrying value of NL was $2.02 (market at November 10, 1994 - $12.00) and of Tremont was $1.61 (market at November 10, 1994 - $13.00).

    The information included below related to NL and Tremont has been summarized from the separate reports filed with the Securities and Exchange Commission by NL (File No. 1-640) and Tremont (File No. 1-10126), which reports contain more detailed information concerning such companies, including financial statements and contingencies.

    NL Industries. NL's chemical operations consist of its titanium dioxide pigments ("TiO2") business conducted by Kronos and its specialty chemicals business conducted by Rheox. NL's return to profitability, and timing thereof, is dependant in large part upon improved pricing for TiO2. NL's results improved significantly during the first nine months of 1994, as discussed below, and NL anticipates that TiO2 prices will further improve in 1995.


                                            Three months ended                  Nine months ended
                                               September 30,                       September 30,
                                             1993        1994      Change        1993        1994      Change
                                                            (In millions, except percentages)

Net sales:
  Kronos                                    $174.0      $194.1     + 12%        $539.3       $574.9     + 7%
  Rheox                                       28.1        31.1     + 11%          82.7         89.3     + 8%

                                            $202.1      $225.2     + 11%        $622.0       $664.2     + 7%

Operating income:
  Kronos                                    $  5.8      $ 18.8     +227%        $ 30.4       $ 51.7     +70%
  Rheox                                        7.0         8.3     + 18%          20.6         23.9     +16%
                                              12.8        27.1     +112%          51.0         75.6     +48%
General corporate items:
  Securities earnings                          1.5         1.3                     5.7          2.1
  Expenses, net                               (7.2)      (10.0)                  (29.1)       (28.3)
Interest expense                             (23.2)      (21.0)                  (76.0)       (63.1)
                                             (16.1)       (2.6)     $13.5        (48.4)       (13.7)   $34.7
Income tax expense                            (2.4)       (1.9)                  (11.3)       (12.2)
Minority interest                              (.2)        (.1)                    (.5)         (.6)

  Net loss                                  $(18.7)     $ (4.6)     $14.1       $(60.2)      $(26.5)   $33.7

Valhi's equity in NL's losses, including
 amortization of basis differences (*)      $(11.5)     $ (4.8)     $ 6.7       $(37.0)      $(20.1)   $16.9


[FN]
(*) Excludes market value impairment provision in the first quarter of 1993.
    See Note 2 to the Consolidated Financial Statements.

    Kronos' operating income and margins increased due to higher TiO2 sales volumes and prices, slightly lower per unit operating costs and higher technology fee income. TiO2 sales volumes were up 4% in the third quarter and 7% in the nine-month period while average selling prices (in billing currencies) were up 6% and 1%, respectively. Prices improved in all of Kronos' major markets and third quarter 1994 selling prices were 3% higher than in the second quarter of 1994. Rheox's operating results improved primarily as a result of higher sales volume and lower operating costs.

    Year-to-date corporate expenses, net were lower as a $20 million gain related to the first quarter 1994 settlement of NL's lawsuit against Lockheed Corporation was partially offset by increased provisions for environmental remediation and other costs. Interest expense declined due to lower debt outstanding and lower average interest rates on Deutsche mark denominated debt, partially offset by the higher interest rates on NL's Senior Notes issued in October 1993.

    NL's operations are conducted on a worldwide basis. In both 1993 and 1994, income tax expense was impacted by losses in certain countries for which no current refund is available and for which NL believes recognition of a deferred tax asset is not currently appropriate.

    Tremont Corporation. Tremont's titanium metals operations are conducted by its 75%-owned TIMET subsidiary. Tremont also holds approximately 18% of NL's outstanding common stock and reports its interest in NL by the equity method.
As a result, Tremont's overall results are significantly impacted by NL's results, which have improved in 1994, as discussed above. TIMET's 1994 operating results have been adversely impacted by strikes at its two principal production facilities, mechanical difficulties at its new vacuum distillation process ("VDP") titanium sponge plan in Nevada and continued depressed aerospace demand for titanium products. TIMET continues to focus on improving manufacturing processes, reducing overall costs, developing new markets for titanium products and evaluating strategic opportunities, including acquisitions and joint ventures, as part of its efforts to return to profitability; however, it expects to report a significant loss for the fourth quarter of 1994.


                                             Three months ended                Nine months ended
                                                September 30,                     September 30,
                                              1993       1994     Change         1993       1994      Change
                                                             (In millions, except percentages)

Net sales                                    $ 34.1     $ 32.8      - 4%        $113.4      $111.2      - 2%

Operating income (loss)                      $(10.5)    $ (8.4)    $ 2.1        $(11.8)     $(12.4)   $  (.6)
General corporate items, net                   (1.1)      (1.9)                    3.7        (4.0)
Interest expense                               (1.2)      (1.5)                   (3.2)       (4.0)
                                              (12.8)     (11.8)                  (11.3)      (20.4)
Equity in loss of NL:
  Equity in NL's loss                          (4.0)      (1.6)                  (13.1)       (7.1)
  Provision for market value impairment         -          -                     (29.0)        -
                                               (4.0)      (1.6)                  (42.1)       (7.1)

  Loss before income taxes                    (16.8)     (13.4)                  (53.4)      (27.5)
Income tax benefit (expense)                    4.5        -                       4.9         (.2)
Minority interest                               -          2.6                     -           4.4
  Loss from continuing operations             (12.3)     (10.8)                  (48.5)      (23.3)
Other, net                                      7.3        -                       7.5         (.8)

  Net loss                                   $ (5.0)    $(10.8)    $(5.8)       $(41.0)     $(24.1)   $(16.9)

Valhi's equity in Tremont's losses,
 including amortization of basis
 differences (*)                             $ (4.6)    $ (4.8)    $ (.2)       $ (9.8)     $(10.4)   $  (.6)


[FN]
* Excludes Valhi's $14 million share of Tremont's first quarter 1993 market value impairment provision, which equity is reported as a component of Valhi's $84 million impairment charge related to NL. See Note 2 to the Consolidated Financial Statements.

    TIMET's 1994 sales were slightly lower than in the comparable 1993 periods as higher sales for industrial applications partially offset the impact of lower aerospace volume. The majority of TIMET's sales continue to be to aerospace markets, where volume remains depressed. TIMET's operating results and margins have deteriorated in 1994; its third quarter 1993 operating loss included a $4.7 million restructuring charge related to certain cost reduction measures. Higher unit production costs, in part due to certain mechanical difficulties at the Nevada VDP plant and strikes at its Nevada and Ohio plants, contributed to TIMET's increased operating losses in the 1994 periods. Both strikes have been settled and TIMET is continuing to make modifications at the VDP plant to bring production and processing reliability up to acceptable levels.

    The nine-month Nevada strike ended in July 1994, with the union accepting TIMET's last contract proposal. The 21/2 month Ohio strike ended in October 1994. TIMET and the Ohio union agreed to extend, until at least April 30, 1995, the expired labor agreements with certain modifications intended to give TIMET greater flexibility in operations and allowing TIMET to implement its proposed lower cost medical program. As part of the Ohio settlement, the union agreed not to object to restructuring actions currently under consideration by TIMET which include subcontracting and relocation of certain Ohio production to TIMET's Tennessee facility. TIMET anticipates that certain of these restructuring measures, if implemented, would result in a charge to operations in the fourth quarter. TIMET also agreed to certain pension benefits that would be triggered in the event of workforce reductions.

    General corporate items, net in the 1993 nine-month period include a $5.5 million gain from the sale of Tremont's interest in a gold mining venture. In both 1993 and 1994, Tremont's income tax provision was impacted by losses, including amounts related to NL, for which no benefit is currently available and for which Tremont believes recognition of a deferred tax asset is not currently appropriate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. The Company's improved operating results resulted in increased cash flow from operating activities, before working capital changes. Changes in working capital levels result primarily from the timing of production, sales and purchases, including, among other things, the significant seasonal fluctuations related to Amalgamated's refined sugar operations discussed below and the relative timing of certain semi-annual interest payments. Such net changes in assets and liabilities in the 1994 year-to-date period accounted for approximately $69 million of operating cash flow, up from approximately $48 million in the 1993 period.

    Investing and financing activities. The higher levels of capital expenditures in 1994 relate principally to capacity projects, including Amalgamated's sugar productivity-enhancing equipment, Medite's Irish MDF plant expansion and Sybra's new restaurants. The Company's total capital expenditures for the fourth quarter of 1994 are estimated at approximately $9 million, principally for these Amalgamated, Medite and Sybra programs. Such capital expenditures are expected to be financed primarily from operations or existing credit facilities. Capital budgets for 1995 have not yet been finalized, however capital spending is expected to be lower in 1995 than in 1994 due to completion of the Irish MDF plant expansion.

    Net repayments of debt relate principally to (i) seasonal fluctuations in Amalgamated's short-term borrowings in both periods and (ii) Valhi's redemption of an aggregate of $185 million principal amount of 121/2% Notes and $60 million of net new borrowings under Medite's secured timber financing in 1993. Net sales of marketable securities in 1993 included sales made in conjunction with the redemption of 121/2% Notes. Demand loans to affiliates, made principally for cash management purposes, are supported by the affiliates' borrowing availability under third-party credit agreements.

    At September 30, 1994, unused revolving credit available to the Company's subsidiaries aggregated $57 million. In addition, Amalgamated has $17 million of term loan availability to complete certain capital projects. Medite's $15 million U.S. revolving bank credit agreement was recently extended one year to September 1996, and its $12 million Irish revolving credit agreement was extended to April 1995. In October 1994, Valhi obtained a new $20 million two-year revolving bank credit facility, collateralized by the stock of Amalgamated, which is available for general corporate purposes.

CONSOLIDATED COMPANIES

    Refined Sugar. Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. To meet its seasonal cash needs, Amalgamated obtains short-term borrowings pursuant to the Government's sugar price support loan program and bank credit facilities. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to Amalgamated. The borrowing rate per pound exceeds the per pound net book value of refined sugar inventory.

    Forest Products. As discussed above, the expansion of Medite's Irish MDF plant will increase plant capacity by approximately 75% and increase its worldwide MDF production capacity approximately 25%. Medite is evaluating other long-range strategic opportunities to further expand its worldwide MDF production capacity.

    Hardware Products. National Cabinet Lock's major plants are operating at a high rate of capacity and capital spending continues to address market demands. In this regard, a new $1.8 million plating line designed to increase capacity, reduce costs and improve quality in the Canadian drawer slide line is expected to be completed before year-end. The Company continues to explore additional expansion opportunities for its high-margin hardware products.

    Fast Food. Sybra opened four new Arby's restaurants during the first nine months of 1994 with three more to open by year-end. Sybra's required new store opening schedule under its Development Agreement with Arby's, Inc. includes eight stores in 1995 and an additional 13 stores by various dates through 1997. Sybra currently anticipates that its expansion program will meet or exceed this schedule. Sybra continually evaluates the profitability of its restaurants, and in this regard closed five stores early in 1994 and may close five to seven stores in late 1994 or early 1995.

    The parent company of Arby's, Inc. has announced that it is acquiring the Long John Silver's seafood chain and that it may make dual-branding available to franchisees of both chains. The Company may consider such concept when available.

    General corporate. Valhi's operations are conducted through its wholly-owned subsidiaries (Amalgamated and Valcor) and through NL and Tremont, publicly-held affiliates which Valhi may be deemed to control. Valcor is an intermediate parent company with operations conducted through its wholly-owned subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or of NL or Tremont, nor has Valcor guaranteed any indebtedness of its subsidiaries.

    Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the quarterly dividends on the escrowed shares, currently $.17 per Dresser share. The LYONs are exchangeable, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges.

    The Company has tentatively agreed to sell Amalgamated's sugar business, for $325 million cash, to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operation. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that the transaction will be consummated. The net proceeds from the proposed sale, if completed, would be available for general corporate purposes, including expansion of Valhi's other businesses.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries or affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies.

UNCONSOLIDATED COMPANIES - NL AND TREMONT

    Balance sheet and cash flow information of NL and Tremont is summarized below.

                                                             NL INDUSTRIES              TREMONT CORPORATION
                                                        DEC. 31,      SEPT. 30,      DEC.31,     SEPT.30,
                                                         1993          1994           1993         1994
                                                                          (IN MILLIONS)

Cash, equivalents and securities                       $  147.6       $  219.6        $ 20.3        $ 11.7
Inventories                                               194.2          167.8          52.6          52.3
Receivables and other current assets                      125.7          173.7          41.1          40.6
Noncurrent securities                                      18.4           20.5           7.7           8.9
Investment in NL                                           -              -             22.3          18.5
Investment in joint ventures                              190.8          188.4          13.6          14.4
Other noncurrent assets                                   151.2           58.5          18.3          12.0
Property and equipment, net                               378.6          409.1         147.3         144.2


                                                       $1,206.5       $1,237.6        $323.2        $302.6


Current liabilities                                    $  232.5       $  256.0        $ 66.0        $ 57.7
Long-term debt                                            835.2          791.0          43.5          51.8
Accrued OPEB cost                                          68.3           65.9          51.7          51.9
Accrued pension cost                                       72.6           79.5            .2            .5
Deferred income taxes                                     139.0          204.6           -             -
Other noncurrent liabilities                              121.3          132.9          16.2          21.0
Minority interest                                           2.4            2.9          27.2          22.7
Stockholders' equity (deficit):
  Capital and retained earnings                          (143.4)        (168.5)        126.7         102.9
  Adjustments, principally currency translation          (121.4)        (126.7)         (8.3)         (5.9)
                                                         (264.8)        (295.2)        118.4          97.0

                                                       $1,206.5       $1,237.6        $323.2        $302.6



                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   NL                        TREMONT
                                                          1993           1994          1993          1994
                                                                          (IN MILLIONS)

Net cash provided (used) by:
  Operating activities:
    Before working capital changes                       $(24.7)       $  33.3        $  (.9)       $(13.9)
    German tentative tax refunds and
     other working capital changes                         (2.3)         153.6           (.4)          8.1
                                                          (27.0)         186.9          (1.3)         (5.8)
  Investing activities:
    Capital expenditures                                  (33.5)         (25.1)        (15.3)         (3.8)
    Other, net                                             69.3            3.2          14.0            .3
  Financing activities:
    Net borrowings (repayments)                           (23.4)         (85.1)         (5.6)          6.3
    Other                                                   -              (.2)          (.2)           .4

                                                         $(14.6)       $  79.7        $ (8.4)       $ (2.6)

Cash, equivalents and securities at end
 of period                                               $119.6        $ 219.6        $ 18.2        $ 11.7

Cash paid for:
  Interest, net of amounts capitalized                   $ 75.2        $  43.3        $  -          $  4.0
  Income taxes (received)                                  10.0         (112.1)         (2.8)           .1


    NL Industries. The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. NL's operations used significant amounts of cash during such TiO2 down cycle. Receipt of $127 million of tentative German income tax refunds, discussed below, significantly increased NL's cash flow from operating activities during the 1994 period and was a major factor in NL's improved liquidity. Relative changes in inventories, receivables and payables also contributed to cash provided by operations. Certain seasonal working capital fluctuations and semi-annual interest payments on NL's Senior Notes are expected to use operating cash in the fourth quarter of 1994.

    NL has reduced its "net debt" (notes payable and long-term debt less cash, equivalents and securities) by $271 million during the last 12 months, and currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service. In addition to the $220 million of cash, equivalents and securities held at September 30, 1994, $192 million was available for borrowing under existing credit facilities, of which

$109 million is available only for (i) permanently reducing NL's DM term loan or
(ii) paying future German tax assessments, as described below.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During the first nine months of 1994, the German tax authorities withdrew certain tax assessment reports and remitted tax refunds aggregating DM 211 million ($127 million), including interest, on a tentative basis. NL applied
DM 168 million of the tentative tax refund to reduce outstanding borrowings under its DM revolving bank credit facility. Examination of NL's German income tax returns continues. NL has received certain assessment reports proposing tax deficiencies and understands the German tax authorities intend to issue additional assessment reports. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($65 million) lien on its Nordenham, Germany TiO2 plant until the assessment reports proposing tax deficiencies are resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations.

    NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites or facilities currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($84 million at September 30, 1994) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $142 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

    Tremont Corporation. Tremont, with its 75% equity interest in TIMET and 18% equity interest in NL, is principally a holding company. NL discontinued dividends in 1992 and provisions of TIMET's bank credit agreement currently prohibits dividend payments. At September 30, 1994, Tremont had parent-level cash, equivalents and marketable securities of approximately $9 million. At September 30, 1994, Tremont's per share net carrying value of its investment in NL was $2.04 (market price at November 10, 1994 - $12.00).

    During the past few years, TIMET's combined operations, capital expenditures and debt service have consumed significant amounts of cash, including approximately $15 million used by such items in the first nine months of 1994. TIMET's consumption of cash has been exacerbated by the strikes and VDP production difficulties discussed above. The continued consumption of cash would have a further adverse effect on TIMET's liquidity and financial condition. As of November 10, 1994, TIMET had less than $1 million of combined cash and borrowing availability under its bank credit agreement. Borrowings under this agreement are collateralized by substantially all of TIMET's assets and the agreement, among other things, limits TIMET's additional indebtedness.

    TIMET has taken and continues to take measures to manage its near-term and long-term liquidity requirements including, among other things, refinancing certain debt, restructuring its operations, continued cost reduction efforts, deferral and reduction of capital expenditures, sale of certain assets, deferral of certain payments and other efforts to reduce noncash working capital. TIMET is negotiating with its lenders to increase its credit lines, however, no assurance can be given that these negotiations will be successful. Tremont has indicated it is willing to advance additional funds to TIMET. TIMET has also discussed with Tremont and TIMET's other (25%) stockholder, Union Titanium Sponge Corporation ("UTSC"), a plan by which its stockholders would invest additional funds in TIMET as equity capital. TIMET believes that it will be able, through some combination of the aforementioned measures, to satisfy its needs for liquidity in order to meet its near-term obligations.

    Neither Tremont nor UTSC has guaranteed any TIMET debt nor are they obligated to provide additional funds to TIMET. Tremont has, however, agreed to purchase from UTSC, under certain conditions, TIMET's debt owed to UTSC ($6 million at September 30, 1994). Nevertheless, Tremont may elect to provide additional funds to TIMET in the future if TIMET's efforts to sufficiently increase its liquidity from other sources are not successful. In that event, Tremont may seek to borrow against a portion of its investment in NL, although no such arrangements have been made at this time. Tremont believes it will have sufficient liquidity to meet its near-term obligations.

    General. NL and Tremont periodically evaluate their respective liquidity requirements, capital needs and availability of resources in view of, among other things, debt service requirements, capital expenditure requirements and estimated future operating cash flows. As a result of this process, such companies may seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to increase their respective liquidity and capital resources. Such activities have in the past and may in the future involve related companies.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1993 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 for descriptions of certain legal proceedings.

    Information called for by this Item regarding NL's legal proceedings is incorporated herein by reference to Part II, Item 1 -- "Legal Proceedings" of NL's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1994.

        99.1 -   Part II, Item 1 of NL's Quarterly Report on Form 10-Q for the
        quarter ended September 30, 1994 (File No. 1-640).

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1994 and the month of October 1994:

        July 1, 1994      - Reported Items 5 and 7.
        July 6, 1994      - Reported Items 5 and 7.
        July 20, 1994     - Reported Items 5 and 7.
        July 28, 1994     - Reported Items 5 and 7.
        September 1, 1994 - Reported Items 5 and 7.

        October 26, 1994  - Reported Items 5 and 7.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                              (Registrant)



Date   November 10, 1994              By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   November 10, 1994              By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.
                                              (Registrant)



Date   November 10, 1994              By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   November 10, 1994              By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)