Form 10-K
period 1994-12-31
VALHI INC /DE/
filed 1995-03-20
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

             None.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    X


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X   NO

AS OF FEBRUARY 28, 1995, 113,826,014 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 10.3 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $82 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.
                              (INSIDE FRONT COVER)


    (A chart showing (i) Valhi's 53% ownership of NL Industries, Inc., (ii) Valhi's 100% ownership of Valcor, Inc. and The Amalgamated Sugar Company and

(iii) Valcor's 100% ownership of Medite Corporation, National Cabinet Lock, Inc. and Sybra, Inc.)

                                     PART I

ITEM 1.   BUSINESS

    Valhi, Inc. (NYSE: VHI), based in Dallas, Texas, is engaged in the chemicals, refined sugar, building products, hardware products and fast food industries. Information regarding the Company's business segments and the operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.


          Chemicals                       NL is the world's fourth-largest
            NL Industries, Inc.           producer of titanium dioxide
             (53%-owned)                  pigments ("TiO2"), used for
                                          imparting whiteness, brightness
                                          and opacity to a wide range of
                                          products including paints,
                                          plastics, paper, fibers and other
                                          "quality-of-life" products.  With
                                          annual TiO2 production capacity
                                          of 380,000 metric tons, NL has an
                                          11% share of the worldwide market
                                          (18% in Europe).  NL is also the
                                          world's largest producer of
                                          rheological additives for
                                          solvent-based systems, supplying
                                          an estimated 40% of the worldwide
                                          market.  NL has production
                                          facilities throughout Europe and
                                          North America.

          Refined Sugar                   Amalgamated is the second-largest
            The Amalgamated Sugar         U.S. refiner and processor of
             Company (100%-owned)         sugarbeets with annual production
                                          of approximately 11/2 billion
                                          pounds of sugar.  Sales from
                                          Amalgamated's factories in Idaho
                                          and Oregon are principally to
                                          industrial sugar users.

          Building Products               Medite is the world's second
            Medite Corporation            largest producer of medium
             (100%-owned)                 density fiberboard ("MDF"), a
                                          wood fiber-based engineered
                                          building board product serving as
                                          a cost-effective alternative to
                                          certain traditional timber
                                          products.  With MDF plants in the
                                          United States and Ireland, Medite
                                          has an estimated 13% market share
                                          in North America, a 5% share in
                                          Europe and offers a wide range of
                                          specialty MDF products.  Medite
                                          also conducts traditional timber
                                          products operations in Oregon
                                          where it owns 168,000 acres of
                                          timberland.


          Hardware Products               National Cabinet Lock is a
            National Cabinet Lock,        leading North American

             Inc. (100%-owned)            manufacturer of low and medium
                                          security locks, computer keyboard
                                          support arms and precision ball
                                          bearing drawer slides for
                                          furniture and other markets.

          Fast Food                       Sybra is the second-largest
            Sybra, Inc.                   franchisee of Arby's restaurants
             (100%-owned)                 with approximately 160 stores
                                          clustered principally in Texas,
                                          Michigan, Pennsylvania and
                                          Florida.


    Valhi, a Delaware corporation, is the successor of the 1987 merger of The Amalgamated Sugar Company and LLC Corporation. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of Contran, Valhi and Valcor and Chairman of the Board of NL and may be deemed to control each of such companies.

      During 1994, Valhi purchased additional NL common shares in market transactions and thereby increased its direct ownership of NL from 49% to more than 50% in mid-December 1994. Accordingly, the Company ceased to report its interest in NL by the equity method and commenced reporting NL as a consolidated subsidiary. The Company consolidated NL's financial position at December 31, 1994 and will consolidate NL's results of operations and cash flows beginning in 1995. See Note 3 to the Consolidated Financial Statements.

    In December 1994, Valhi's Board of Directors declared a special dividend on its common stock of all of its 48% ownership interest in Tremont Corporation (3.5 million shares). Valhi stockholders received approximately .03 (three one-hundreds) of a share of Tremont for each share of Valhi common stock held as of the record date in a taxable transaction. The Distribution of Tremont common stock was accounted for as a spin-off (recorded at book value, net of tax), and the Company's equity in losses of Tremont's titanium metals operations are reported as discontinued operations for all periods presented. Tremont also holds 18% of NL's outstanding common stock. See Note 3 to the Consolidated Financial Statements.

    In March 1995, Medite filed a Registration Statement with the Securities and Exchange Commission for a proposed public offering of approximately $100 million of its common stock, which Registration Statement has not yet become effective. If such offering is completed, the Company's ownership of Medite would be reduced by approximately one-third. There can be no assurance that the proposed Medite stock offering will be consummated. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company has tentatively agreed to sell Amalgamated's sugar business, for $325 million cash, to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operations. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that any such transaction will be consummated.

CHEMICALS - NL INDUSTRIES, INC.:

    NL Industries (NYSE: NL) is an international producer and marketer of TiO2 and specialty chemicals to customers in over 100 countries from facilities located throughout Europe and North America. Kronos, Inc., the largest of NL's two principal operating subsidiaries, is the world's fourth-largest TiO2 producer, with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1994 sales volume was in Europe, where Kronos is the second-largest producer of TiO2. Specialty chemicals, primarily rheological additives, are produced through NL's Rheox, Inc. subsidiary. In 1994, Kronos accounted for 87% of NL's sales and Rheox accounted for 13%.

    NL's objectives are to (i) focus on continued cost control, (ii) deleverage during the current upturn cycle and (iii) invest in certain cost effective debottlenecking projects to increase TiO2 production capacity.

    TiO2 products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

    Demand, supply and pricing of TiO2 have historically been cyclical. The last cyclical peak for TiO2 prices occurred in early 1990, with a cyclical low in the third quarter of 1993. Kronos' average TiO2 selling prices began an upward trend during 1994, and prices at the end of 1994 were about 10% higher than the 1993 low point but were still approximately 26% below those of the 1990 peak.

    The Company believes the TiO2 industry has significant potential for future earnings improvment from supply/demand-driven product price changes. During the early 1990's, the TiO2 industry operated at lower capacity utilization levels relative to the high utilization levels prevalent during the late 1980's, in part because of the slow recovery from the worldwide recession but primarily due to the impact of capacity additions since the late 1980's. NL expects that the TiO2 industry will recover more slowly compared with the previous recovery in the late 1980s, primarily because of the more gradual nature of recent growth of the worldwide economy and the impact of capacity additions since the late 1980s. Recent improvements in the economic growth rates have resulted in increased demand for TiO2. Industry capacity utilization, which NL believes was below 90% during 1990 through 1993, was about 92% in 1994 and is continuing to rise due to improved demand.

    Kronos has an estimated 18% share of European TiO2 sales and an estimated 9% share of the U.S. market. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for TiO2 consumption. If the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries and Kronos believes it is well positioned to participate in growth in Eastern European market.

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

    NL currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Major TiO2 customers include international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 5,000 customers with the majority of sales in Europe, the United States and Canada.

    Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, about one-half of Kronos' 1994 TiO2 sales were to Europe, with 36% to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada and its sales and marketing activities in over 100 countries. NL believes the KII structure allows it to capitalize on expertise and technology developed in Germany over a 60-year period.

    Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater and in the manufacture of iron pigments.

    TiO2 manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using either the chloride or sulfate pigment production processes. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years. About two-thirds of Kronos' current production capacity is based on an efficient chloride process technology.

    Kronos currently has four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana which commenced production in 1992. Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The Leverkusen plant, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement, which expired in 1991 and to which an extension through 2011 has been agreed to in principle, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen plant. Kronos and the lessor are continuing discussions regarding a definitive agreement for the extension of the supplies and services agreement. Both the lease and supplies and services agreement restrict NL's ability to transfer ownership or use of the Leverkusen plant. Kronos also has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

    Kronos produced 357,000 metric tons of TiO2 in 1994, compared to 352,000 metric tons in 1993 and 358,000 metric tons in 1992. Kronos believes its annual attainable production capacity is approximately 380,000 metric tons, including its one-half interest in the Louisiana plant. Kronos plans to spend approximately $25 million in capital expenditures over the next three years for a debottlenecking project at its Leverkusen, Germany facility that is expected to increase Kronos' worldwide attainable production capacity by 20,000 metric tons to about 400,000 tons in 1997.

    The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and rutile. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp. Natural rutile ore is purchased from suppliers in Australia and Africa.

    The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1994. Kronos' mine is also a major commercial source of rock ilmenite for other sulfate process producers in Europe, and NL believes the mine supplies nearly 40% of Western European demand, including NL, for sulfate feedstock. Kronos also purchases sulfate grade ilmenite slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

    Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate in the near-term; however tightening supplies for the chlorine process may be encountered in the late 1990's. Kronos does not anticipate experiencing any interruptions of its raw material supplies.

    TiO2 manufacturing joint venture. In October 1993, Kronos formed a manufacturing joint venture with Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC. The joint venture, which is equally owned by subsidiaries of Kronos and Tioxide, owns and operates the Louisiana chloride process TiO2 plant formerly owned by Kronos. Production from the plant is shared equally by Kronos and Tioxide pursuant to separate offtake agreements.

    A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the day-to-day operations of the joint venture acting under the direction of the supervisory committee.

    The manufacturing joint venture is intended to be operated on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as part of its cost of sales as the related TiO2 acquired from the joint venture is sold, and Kronos' share of the joint venture's interest expense is reported as a component of its interest expense.

    Specialty chemicals products and operations. Rheological additives produced by Rheox control the flow and levelling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox believes that it is the world's largest producer of rheological additives for solvent-based systems, supplying approximately 40% of the worldwide market, and is also a supplier for rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for 84% of Rheox's sales in 1994, with the remainder principally rheological additives for water-based systems. Rheox has introduced a number of new products during the past three years, many of which are for water-based systems, which currently represent a larger portion of the market than solvent-based systems. As a result, the portion of Rheox's sales representing additives for water-based systems has increased from 10% to 16% during the past few years. Rheox believes water-based additives will account for an increasing portion of the market in the long term. Rheox is also focused on product development for environmental applications with new products introduced for non-volatile additives in both water and solvent-based coatings. Rheox's plants are in Charleston, West Virginia, Newberry Springs, California, St. Louis, Missouri, Livingston, Scotland and Nordenham, Germany.

    The primary raw materials for rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc., which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future, and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from company-owned reserves in Newberry Springs, California, which NL believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture company 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources in the United States and abroad. Rheox has a supply contract with a manufacturer of these products, which may not be terminated without 180 days notice by either party.

    Competition. The TiO2 industry is highly competitive. During the late 1980's worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity and customers were generally served on an allocation basis. During the early 1990's, supply exceeded demand, primarily due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which favorably impacted industry-wide prices during the late 1980's, had a negative impact on prices during the recent downward cycle. During 1994, growth in demand resulting from improved economic conditions, coupled with limited capacity increases, improved industry capacity utilization to about 92% and resulted in increases in worldwide TiO2 prices. During the last upturn cycle, which ended in early 1990, peak average TiO2 prices were about 70% higher than the previous trough.

    Worldwide capacity additions in the TiO2 market are slow to develop because of the significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction.

    Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being a most significant competitive factor. Kronos has an estimated worldwide TiO2 market share of 11%, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada. Kronos' principal competitors are E.I. du Pont de Nemours & Co.; Tioxide; Hanson PLC (SCM Chemicals); Kemira Oy; Ishihara Sangyo Kaisha, Ltd; Bayer AG; Thann et Mulhouse and Kerr-McGee Corporation. These eight competitors have estimated individual worldwide market shares ranging from 4% to 21%, and an aggregate estimated 74% share. Du Pont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

    Kronos has completed a major environmental protection and improvement program commenced in the early 1980's to replace or modify its TiO2 production facilities for compliance with various environmental laws by the respective effective dates. All of Kronos' TiO2 facilities now use either the low-waste yielding chloride process, or the sulfate process with reprocessing or neutralization of waste acid. Although these upgrades increased operating costs, they are expected to reduce future capital expenditures that Kronos would otherwise need to incur as environmental standards are increased. See "-- Regulatory and environmental matters."

    Competition in the specialty chemicals industry is generally concentrated in the areas of product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are LaPorte PLC and Sud-Chemie AG. Principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated, The Dow Chemical Company and Union Carbide Corporation.

    Research and development. NL's annual expenditures for research and development and technical support programs have averaged approximately $10 million during the past three years, with Kronos accounting for about three-fourths of the annual totals. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the U.S. and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

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

    Employees. As of December 31, 1994, NL employed approximately 3,100 persons (excluding the joint venture employees), with 400 employees in the United States and 2,700 at non-U.S. sites. Hourly employees in production facilities worldwide are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are satisfactory.

    Regulatory and environmental matters. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to achieve compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could affect NL's production, handling, use, storage, transportation, sale or disposal of such substances.

    NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

    NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws.

    While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany, Belgium and the United Kingdom, members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. Rheox believes it is in substantial compliance with environmental regulations in Germany and the United Kingdom.

    In order to reduce sulfur dioxide emissions into the atmosphere, Kronos is currently installing off-gas desulfurization systems at its German and Norwegian plants at an estimated cost of approximately $32 million and expects to complete the systems in 1996. The Louisiana manufacturing joint venture installed a $17 million off-gas desulfurization system which commenced operations in early 1995 and Kronos intends to install a $10 million system in Belgium by 1998. In addition, Kronos completed in February 1994 an onshore disposal system to replace offshore disposal of tailings from its ilmenite mine near Hauge i Dalane, Norway and expects to complete an $11 million wastewater treatment chemical purification project at its Leverkusen, Germany facility in 1996.

    The Quebec provincial government has environmental regulatory authority over Kronos' Canadian TiO2 production facilities, which currently consist of plants utilizing both the chloride and sulfate process technologies. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its sulfate process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a new $25 million waste acid neutralization facility and discontinued discharging effluents into the St. Lawrence River in June 1994. Notwithstanding the above-described agreement, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. NL has moved to dismiss the case, and believes that this charge is inconsistent with the extension granted by provincial authorities referred to above.

    NL's future capital expenditures related to its ongoing environmental protection and improvement programs, including those described above, are currently expected to approximate $57 million, including $33 million in 1995.

    NL has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to CERCLA and similar state laws in approximately 80 governmental enforcement and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by NL, many of which are on the U.S. Environmental Protection Agency's Superfund National Priority List or similar state lists. See Item 3 - "Legal Proceedings."

REFINED SUGAR - THE AMALGAMATED SUGAR COMPANY:

    Amalgamated is the second-largest U.S. beet sugar producer with approximately 10% of United States annual sugar production. Amalgamated's primary strategic focus is to improve its efficiency in extracting and refining sugar in order to increase sugar production, reduce unit production costs and maintain market share. Amalgamated's recent capital investments, and those planned for the next several years, have emphasized extraction and other productivity improvement projects.

    Products and operations. Refined sugar accounts for approximately 90% of Amalgamated's annual sales. Animal feed in the forms of beet pulp and molasses, by-products of sugarbeet processing, accounts for most of its remaining sales. Each spring, Amalgamated contracts with approximately 1,600 individual farmers to plant a specified number of acres of sugarbeets and to deliver the sugarbeets to Amalgamated upon harvest in the fall. Amalgamated's sugarbeet processing, which consists of extracting sugar from the sugarbeets and refining the sugar, begins upon harvest and usually lasts until February. Approximately one-fourth of the sugarbeet crop is initially processed into a thick syrup, which is stored in Amalgamated's facilities and subsequently processed into refined sugar. Refined sugar is sold throughout the year while by-products are sold primarily in the first and fourth calendar quarters. Amalgamated's profitability is determined primarily by the quantity and quality of the sugarbeets processed, its efficiency in extracting and refining sugar, and the sales price of refined sugar.

    Amalgamated's four factories operate at approximately full capacity during the annual sugarbeet processing campaigns, and annual sugar production has generally averaged 1.5 billion to 1.6 billion pounds over the past few years. Due principally to an abnormally high yield per acre resulting from extremely favorable weather conditions during the 1994 growing season, sugar production from the crop harvested in the fall of 1994 is currently projected to be between
1.7 billion and 1.8 billion pounds. Production from the 1995 crop will likely be more in line with prior crop levels.

    The price paid to growers for sugarbeets is a function of Amalgamated's average sales price for refined sugar during the contract settlement year, which runs from October through September, and of the sugar content of the sugarbeets. This variable cost feature serves as a partial hedge of selling price changes. The cost of transporting sugarbeets to Amalgamated's factories generally limits the geographic area from which sugarbeets are purchased. The anticipated price of sugar and the price of competing crops influence the number of acres of sugarbeets planted. The available sugarbeet acreage in Amalgamated's geographic area of operations exceeds Amalgamated's processing capacity.

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

    Competitors and competition. Sugar production in the United States has increased in recent years, and the U.S. sugar industry currently produces over 85% of the country's sugar needs from domestically-grown sugarbeets and sugarcane. The remainder of the country's sugar supply is imported, principally as raw sugar that is processed into refined sugar by coastal refiners. There is no difference between domestically-produced sugar, either from sugarbeets or sugarcane, and that produced from imported raw sugar. Amalgamated competes with virtually all processors of either domestically-grown sugar crops or imported raw sugar. Major competitors in Amalgamated's geographic sales area include the American Crystal, C&H, Domino, Imperial Holly, Savannah Foods and Western Sugar companies. Because refined sugar is a commodity product, Amalgamated has little ability to independently establish selling prices.

    Total and per capita domestic sugar consumption has been increasing slightly during the past ten years after declining during the early 1980's as a result of increased consumption of high fructose corn syrup and non-caloric sweeteners such as aspartame. According to published sources, the percentage of total United States caloric sweetener use attributable to refined sugar has averaged around 43% to 45% during the last five years. Per capita consumption of refined sugar in 1994 is estimated at 64.6 pounds, as compared to actual consumption of 64.5 pounds in 1990, 63.4 pounds in 1985 and 83.6 pounds in 1980.

    Amalgamated does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. Amalgamated's ten largest customers accounted for slightly more than one-third of its sales in each of the past three years, with the largest customer accounting for 4% to 7% of sales in each year.

    Governmental sugar price support program. The Food, Agriculture, Conservation and Trade Act of 1990 (the "1990 Farm Bill"), as amended by the Omnibus Budget Reconciliation Act of 1993, continues, through the 1997 crop year ending in September 1998, the sugar price support program for domestically-grown sugarcane and sugarbeets established by the Agriculture and Food Act of 1981. Amalgamated understands that the sugar industry believes sugar will be included as a part of any new 1995 Farm Bill expected to be considered by Congress.

    Under the sugar price support loan program, Amalgamated is able to obtain, from the federal government, nonrecourse loans on its refined sugar inventories at loan rates based upon a raw sugar support price of no less than 18 cents per pound. The effective net government loan rate applicable to Amalgamated's 1994 crop sugar is 20.69 cents per pound. The 1990 Farm Bill implemented marketing assessments on domestically-produced beet and cane sugars. The marketing assessment cost is shared by the processors and the growers, and results in a net cost to Amalgamated of about 0.08 cents per pound, or approximately $1.5 million per year.

    The sugar price support loan program is to be operated at no cost to the federal government, which requires the government to take actions to maintain sugar market prices above the price support loan levels in order to prevent defaults on the nonrecourse loans extended under the program. Currently, the government restricts sugar supply to help maintain domestic market prices both by imposing quotas and duties on imported sugar and limiting quantities which domestic producers can sell in the U.S. market.

    The 1990 Farm Bill guarantees a minimum annual import quota of 1.25 million short tons (1.1 million metric tons) of raw sugar and the United States Department of Agriculture can impose marketing allotments on domestic sugarcane and sugarbeet processors to limit the amount of raw and refined sugar which each domestic processor may market. Marketing allotments were imposed during the 1992 crop year (for the first time in over 20 years) while the 1993 crop was free of allotments. Marketing allotments have been imposed on the current 1994 crop year, which runs through September 30, 1995. Amalgamated's current allotment is approximately 16 million hundredweight ("cwt"), or about 1.5 million cwt less than estimated sugar production from the crop. Amalgamated expects to sell a portion of its excess sugar into foreign markets, which are not covered by the allotments, however "carryover" sugar quantities into the next crop year are expected to be well above normal carryover levels. See also
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Research and development. Amalgamated maintains research and development programs emphasizing processing technology and its annual research and development expense has been around $500,000 to $600,000 during the past three years. Amalgamated has developed various proprietary technologies related to sugar processing and employs these process improvements to reduce its operating costs. Some of these techniques apply to fructose and cane refinery operations as well as sugarbeet operations. Amalgamated presently holds patents on certain of its proprietary technology. The loss of any of such patents would not have a material adverse effect on Amalgamated.

    Employees. Amalgamated employs approximately 2,700 persons at the height of the production season, of which approximately 1,400 are year-round employees. Amalgamated's three-year labor agreement with the American Federation of Grain Millers, which represents production employees through local unions, expires July 1996. Amalgamated believes its labor relations are satisfactory.

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

    Properties. Amalgamated owns four sugar processing factories, located in Paul, Twin Falls and Nampa, Idaho and Nyssa, Oregon, and also owns its general office facilities in Ogden, Utah, three distribution terminals in three states, and six storage facilities in two states. The Nampa factory, with a daily slice rate approaching 12,000 tons per day, is the largest such facility in the United States. Amalgamated believes the capacity of each of its four factories exceed the U.S. average.

    Regulatory and environmental matters. Amalgamated's operations are governed by federal, state and local laws and regulations relating to production procedures, operating environment, emissions and waste disposal, air and water quality and worker and product safety and protection. Amalgamated believes that it is currently in substantial compliance with existing permits and regulations relating to its facilities; however, federal and state environmental compliance requirements are becoming more stringent in certain respects and are expected to result in expenditures in excess of the relatively nominal amounts spent in recent years. Amalgamated's capital budget for 1995 includes over $1 million in the area of environmental protection and improvement, principally related to air and water treatment facilities at certain of its factories.

BUILDING PRODUCTS - MEDITE CORPORATION:

    Medite's principal business is the international production and sale of medium density fiberboard. MDF is a fiber-based engineered building board product manufactured primarily from pre-commercial forest thinnings and forest product industry residuals (wood chips, shavings and sawdust) which are bonded together with resins to form a machineable, composite panel. Relative to traditional timber products, MDF has cost-in-use advantages which promote the use of MDF in an increasing variety of applications, including furniture, cabinetry, shop fittings, moulding, millwork and joinery. According to industry sources, furniture currently accounts for approximately 85% of MDF use in Europe and 55% in the United States.

    Medite sells MDF primarily in North America (48% of 1994 MDF sales) and Europe (43%) and believes that Medite is the world's most recognized MDF trademark. In addition to standard Medite, the Company offers a wide range of specialty MDF products which are typically sold for higher prices and result in higher operating margins than standard MDF products.

    Medite's MDF production facilities are located in the Republic of Ireland, Oregon and New Mexico. The Company expects a capacity addition completed in late 1994 at Medite's Irish plant will increase its annual MDF production capacity by 15% (to 580,000 cubic meters) in 1995 and ultimately increase it by 25% (to 635,000 M3) by 1998. With the recently completed capacity addition in Ireland, Medite is the world's second largest MDF producer, in terms of rated capacity.

    The Company believes MDF is among the world's fastest growing building board products with increased demand during recent years driven primarily by increasing product substitution principally resulting from (i) MDF product characteristics that have expanded the range of MDF applications, (ii) certain cost advantages relative to traditional timber products, (iii) the development of specialty MDF products satisfying specialized customer requirements and (iv) increased environmental awareness.

    Medite's strategy consists of the following components: (i) continue to focus on MDF; (ii) strive to remain at the forefront of developing higher margin specialty MDF products; (iii) continue to focus on developing new commercial uses for MDF, including applications in cabinetry, joinery, millwork and mouldings; (iv) continue to seek to expand its MDF operations through acquisitions, strategic joint ventures and capacity additions; and (v) manage its fee timber resources on a longer-term sustainable basis and seek to maximize the operating contribution of its harvested timber.

    In addition to its MDF operations, Medite owns 168,000 acres of timberland in Southern Oregon containing approximately 660 million board feet ("MMBF") of generally second growth merchantable timber and produces and sells traditional timber products including logs, lumber, veneer and wood chips. Medite actively manages its fee timberlands, which have become an increasingly valuable resource as the volume of timber offered for sale in the Pacific Northwest by U.S. government agencies has declined substantially in recent years.

    In March 1995, Medite filed a Registration Statement with the Securities and Exchange Commission for a proposed public offering of approximately $100 million of its common stock, which Registration Statement has not yet become effective. If such offering is completed, the Company's ownership of Medite would be reduced by approximately one-third. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    MDF products. Medite's standard MDF product, Medite, was first introduced in 1975 and is produced exclusively for interior applications such as furniture, shelving, door frames, cabinet doors and interior paneling. In 1994, standard Medite accounted for approximately 72% of Medite's total MDF sales dollars with specialty products, described below, accounting for 28%.

    Medex, designed for exterior applications, is used in facade application on storefronts, decorative shop fronts in many areas in Europe, counter tops, doors and window sills. Medite believes that it is currently the leading exterior grade MDF producer in the world. Medex, first produced in 1987, accounted for 8% of 1994 MDF sales.

    Medite 313 is a specialty MDF product designed for interior applications that involve high-humidity environments, such as bathroom and kitchen cabinetry and mouldings. Medite 313 was introduced in 1987 and accounted for 13% of 1994 MDF sales. Principal markets for Medite 313 have been in the U.K. and Ireland.

    Medite FR, developed by Medite primarily to address strict building code requirements in Europe for flame/fire resistance, meets Class 1 flame-retardant guidelines in France and Germany. Medite FR, first produced in 1989, accounted for 4% of 1994 MDF sales.

    Medite II was developed by Medite in 1991 to meet the market need for a low formaldehyde-content MDF product for use in sensitive interior applications such as schools, museums and hospitals. Medite II is produced without the introduction of formaldehyde based resins (bonding agents) and additives.
Medite believes that it is a leader in the production of interior MDF that does not utilize resins containing formaldehyde. Medite II accounted for 3% of 1994 MDF sales.

    MDF production facilities and raw materials. Medite believes it is one of a relatively small number of MDF manufacturers in the world with the technology and expertise to currently produce specialty MDF products, such as exterior grade, moisture resistant and fire retardant MDF. Medite uses two different press technologies in completing its finished MDF products. Multiopening presses, used at all of Medite's facilities, are more efficient in producing thicker MDF (16 to 30 millimeters) while a continuous line press is more efficient in producing thin board MDF (three to 15 millimeters). Medite operates a continuous press at its Irish MDF plant.

    Medite's Clonmel, Republic of Ireland MDF plant produces standard and specialty MDF products under the ISO 9000 quality management certification. A $31 million expansion was completed in the fourth quarter of 1994, raising future production capacity to 300,000 M3. Production during 1994 (excluding the new continuous press production line) amounted to approximately 160,000 M3 (approximately 100% of the capacity of the original production line). Approximately 40% of 1994 Clonmel production consisted of specialty MDF products. Medite believes this plant is the only MDF facility in the world that operates both a multiopening and continuous press in one location, making it unique in its ability to offer to its customers high quality products in the full range of MDF thicknesses (from three to 30 millimeters). Medite has what it considers to be an attractive long-term supply contract with the Irish Forestry Service, pursuant to which Medite has a reliable, fixed price supply of pre-commercial thinnings from Irish forests. These and other private sources of pre-commercial thinnings accounted for approximately one-half of the Clonmel plant's fiber raw materials in 1994. The balance of fiber requirements are provided by wood chips acquired from local sawmill operators, which Medite believes will be available in adequate supply due to the continuing development of the Irish forest products industry. In 1994, approximately 50% of Medite's Irish production was sold in the United Kingdom, with 18% sold within Ireland and the balance sold primarily in other Northern European countries.

    Production at the Oregon MDF plant during 1994 was approximately 94% of its 175,000 M3 capacity, with standard Medite accounting for approximately 84% of production. The primary fiber sources are wood chips, shavings and sawdust, almost all purchased from sawmills located in close proximity to the plant at spot market prices.

    While the Irish and Oregon MDF plants were built by Medite, the New Mexico MDF plant was built by a third party and purchased by Medite in 1989.
Production at the New Mexico plant during 1994 was approximately 93% of its 160,000 M3 capacity, substantially all of which was standard Medite product.
The primary fiber sources are wood chips, shavings and sawdust produced within a 150-mile radius of the plant, most of which are purchased pursuant to short-term purchase contracts. Increasingly, however, fiber has been acquired from the "urban forest" (sawdust and shavings produced from shipping crates, pallets and recycled lumber). In 1994, these "post-consumer" fiber sources comprised approximately 14% of the New Mexico plant's fiber supply.

    Through its Oregon fee timberlands, its long-term wood supply agreements with the Irish Forestry Service and other sources, Medite believes it has access to adequate fiber supplies to meet current and expected operating needs for its existing facilities. However, Medite anticipates increasing competition for wood fiber in future years and, accordingly, there can be no assurance that long-term future fiber supply will be adequate, with respect to quantity and price, to maintain Medite's recent MDF margins or to provide for future capacity expansion.

    Medite purchases urea formaldehyde resins for standard MDF products from suppliers located in close proximity to its plants. Resins for U.S. specialty MDF products are purchased primarily from suppliers in Texas and Louisiana with resins for specialty MDF products produced in Ireland purchased primarily from U.K. suppliers.

    Traditional timber products - products, operations and properties. Medite produces and sells lumber used in residential and commercial construction, and veneer which is used in the production of plywood and laminated veneer lumber ("LVL"), and wood chips, which are a basic raw material for the MDF and paper industries. Logs harvested from Medite's fee timberlands are utilized in the production of lumber, veneer and wood chips. Certain sizes and species of logs harvested by Medite that are not used in its manufacturing operations are sold to other mills in the Northwest.

    Medite owns approximately 168,000 acres of timberland, including 77,000 acres added since Medite was acquired by Valhi in 1984. Medite's timberlands contain approximately 660 million board feet of generally second growth merchantable timber. The dominant species is Douglas Fir and the average annual timber growth rate is approximately 4%. Medite's timber holdings are within close proximity to its Oregon production facilities and are in relatively accessible terrain.

    Medite produces veneer in Rogue River, Oregon and stud lumber in White
City, Oregon. Annual capacities of these plants are 80,000 square feet (3/8" basis) of veneer and 70,000 board feet of lumber plus a combined annual wood chip capacity of 70,000 bone dry units. The Rogue River plant, completed in late 1993 to replace a similar facility destroyed by fire in June 1992, is designed to process cull (defective) logs from throughout the Southern Oregon area and the smaller second-growth timber expected to be available from Company-owned timberlands on a longer-term basis. Veneer from this plant is sold to the LVL industry as well as to traditional soft-wood and hardwood plywood products manufacturers. The White City mill produces primarily 2x4 studs, used in residential construction in California, from small logs and "peeler cores", a by-product of veneer conversion facilities.

    Distribution and sale of products. Medite's manufactured products are sold primarily to wholesalers of building materials. Medite's MDF major markets include the United Kingdom, Northern Europe and the Republic of Ireland; West and Central United States; the Pacific Rim and Mexico. In 1994, approximately 48% of Medite's total MDF sales were in North America with 43% in Europe (21% in the United Kingdom). U.S. distribution is primarily by rail and common carrier trucking, while most Irish production is shipped by containerized ocean cargo.

    Manufactured traditional timber products are sold primarily in Western U.S. markets. Logs are sold primarily to other Oregon mills. Although logging operations are seasonal due to inclement weather conditions during winter and spring months, the production and sale of manufactured products is not particularly seasonal in nature.

    Medite's operations are not dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. Medite's ten largest customers accounted for about one-fourth of sales in each of the past three years. Reflecting Medite's evolving MDF focus, six of the ten largest 1994 customers were primarily MDF customers, up from five in 1993 and two in 1992.

    Cyclicality. Demand for Medite's MDF products is in part derived from the general level of economic activity in the principal markets served by Medite (North America and Europe). Economic activity in these markets is currently expanding but as recently as 1991 was at one of its lower levels since World War
II. In contrast to demand for MDF, demand for Medite's traditional timber products is largely influenced by new U.S. construction, which is highly cyclical in nature. Medite believes that demand for its MDF products is significantly less cyclical than demand for its traditional timber products due to more geographically dispersed production and markets, the wide range and relative diversity of MDF applications, the overall growth in MDF unit demand and Medite's broad range of specialty MDF products. Nonetheless, Medite expects its future operating performance will be affected in part by both general and industry specific economic conditions, some of which are cyclical in nature.

    Competition. Medite operates in highly competitive industries. Within the MDF segment of its business, Medite competes on the basis of quality, product breadth, customer service and price. In the traditional timber products business, Medite competes primarily on the basis of price. Transportation costs generally limit the geographic markets in which Medite's and its competitors' products are sold.

    Medite's MDF operations compete in North America principally with a number of producers of MDF and other composite board products such as particle board, and in the Pacific Rim with Australian, New Zealand and other U.S.

manufacturers. In Europe, Medite competes principally with other European Union producers. The cost of shipping products, which is borne by the customer, is significant and Medite may operate at a competitive disadvantage relative to certain other producers who are located closer to certain markets. In addition, some of Medite's competitors may possess greater financial resources, including in some cases the financial support of the governments of the countries in which such competitors are located. Due to periodic declines in the value of the U.S. dollar relative to other currencies, Medite's operations in Ireland have also experienced periodic competition from North American producers.

    Recently, global demand for MDF has exceeded availability and numerous producers, including Medite, have placed customers on allocation. High MDF operating rates and increasing product prices, coupled with favorable forecasts for increasing MDF demand, are expected to attract additional competition. A survey by Wood Based Panels International, an MDF industry trade publication, projects worldwide capacity increases of 15% through 1996, which could outstrip demand growth and result in excess MDF production capacity in certain regional markets. Historically, due to the technological difficulties traditionally encountered with new MDF manufacturing facilities that generally adversely impact their effective operating rates, announced MDF capacity additions may be delayed or deferred and effective production levels can be significantly below forecasted "nameplate" capacity. In addition, Medite believes its specialty MDF products provide it with a certain degree of insulation from the competitive effects of future MDF capacity additions.

    Medite's traditional timber products operations compete primarily with numerous other producers in the Pacific Northwest, Canada and, increasingly, the Southern United States. While Medite's fee timber is a valuable resource which aids its ability to control product costs, other companies with greater supplies of fee timber may have a competitive product cost advantage.

    Environmental matters and governmental regulation. Medite's MDF and traditional timber products manufacturing operations are subject to numerous national, state and local laws and regulations relating to, among other things, raw materials handling, production procedures, operating environment, emissions and waste disposal, air and water quality, worker and product safety and protection of the environment generally. As Medite engages in manufacturing activities in the United States and Europe, it must at times contend with differing regulatory standards and requirements. Medite believes that it is in material compliance with all such existing regulations and does not believe that future expenditures to comply with such regulations will be material. There can be no assurance, however, that new or more rigorous regulations affecting Medite's products or manufacturing operations will not be adopted or that future expenditures to comply with any such regulations would not be material.

    Medite's traditional timber products operations are subject to a variety of Oregon and federal laws and regulations dealing with timber harvesting, reforestation and endangered species. The Northern Spotted Owl is currently designated as a threatened species under the Endangered Species Act ("ESA"). Generally, habitat for these owls is found in old growth timber stands, and not in Medite's predominantly second growth timber. Consequently, the Northern Spotted Owl's ESA status has not to date had, and, Medite believes, will not in the future have, a material adverse effect on its timber harvesting practices.
A 1994 amendment to the Oregon Forest Practices Act imposed more restrictive regulations on the harvest of timber near rivers and streams, including intermittent stream beds. Medite believes that this amendment will not materially impact its ability to harvest timber from its timberlands. There can be no assurance, however, that future legislation or governmental regulations will not adversely affect Medite or its ability to harvest timber and sell logs in the manner currently contemplated.

    Urea formaldehyde resin is used as a binding agent in the production of standard MDF products. Formaldehyde, which also occurs naturally in wood and other natural resources, is listed as a "suspected" carcinogen by the U.S. federal government based upon results of laboratory studies performed using maximum tolerated doses. While Medite's MDF products that contain urea formaldehyde resins currently meet applicable regulations, there can be no assurance that the MDF industry, including Medite, will not be compelled to reduce or even eliminate the use of urea formaldehyde resins in the future. As Medite is currently manufacturing a "formaldehyde-free" MDF product (Medite II), Medite believes that the adverse impact of any such changes on it would be less than for certain competitors.

    Medite's MDF manufacturing operations also release formaldehyde into the atmosphere as a waste by-product. These emissions have been targeted for increasingly stringent regulation under the U.S. Clean Air Act, although final regulations for emissions are not scheduled to be promulgated by the Environmental Protection Agency until 1997. While Medite currently meets air emission permit requirements at all of its MDF operating facilities, it cannot predict what, if any, future pollution control technology may be required. The cost of any such technology could be significant in the years in which it might, in the future, be required to be installed.

    Trademarks and patents. Medite believes that the patents it holds for MDF products and production processes are important to its MDF business. Medite's major MDF trademarks, Medite and Medex, are protected by registration in the United States and certain other countries. Medite also has a non-exclusive worldwide license relating to application of resins in the manufacture of Medex and a patent on the apparatus and method of manufacture of Medex.

    Employees. As of December 31, 1994, Medite employed approximately 710 persons including 510 in the U.S. and 200 in Europe. Approximately 30% of U.S. employees and 70% of non-U.S. employees were represented by various labor unions. The collective bargaining agreements related to its veneer plant, its Irish MDF plant and its Oregon MDF plant expire in June 1996, March 1997 and September 1997, respectively. Medite believes that its labor relations are satisfactory.

    Risk of loss from fire or other casualties. Medite assumes substantially all risks of loss from fire and other casualties on its timberlands, as do the owners of most other timber tracts in the United States. Consistent with the past practices of Medite and most other U.S. timber owners, Medite does not maintain fire insurance in respect of standing timber. Medite is a participant with state agencies and other timberland owners in cooperative fire fighting and aerial fire surveillance programs. The extensive roads on Medite's acreage also serve as fire breaks and facilitate implementation of fire control techniques and utilization of fire fighting equipment. Medite's various timber tracts are also somewhat geographically dispersed, which also reduces the possibility of significant fire damage. The only forest fire on Medite's timberlands of any significance during the past five years occurred in July 1994 and resulted in damage to approximately 1,200 acres, which were salvaged with minimal loss.

    Medite's production facilities are susceptible to fire because of the nature of their operations, and in 1992 the Rogue River veneer mill was completely destroyed by fire. To reduce the risk of significant fire damage, Medite's present facilities employ sophisticated fire monitoring and detection systems. The Company also maintains property and business interruption insurance to mitigate potential risk of loss arising from fires or other casualty losses.

HARDWARE PRODUCTS - NATIONAL CABINET LOCK, INC.:

    Products, operations and properties. National Cabinet Lock manufactures low and medium-security locks, precision ball bearing drawer slides, computer keyboard support arms and other components for furniture and a variety of other applications. Lock products accounted for approximately 40% of the Company's hardware products sales in 1994 with drawer slides constituting 34% and keyboard arms 26%. Locks are produced by National Cabinet Lock in Mauldin, South Carolina and Mississauga, Ontario. Drawer slides and keyboard support arms are produced in Kitchener, Ontario under the Waterloo Furniture Components name.
The Company believes that its hardware products compete in relatively well-defined niche markets and that it is (i) the largest U.S. cabinet lock producer,
(ii) the largest Canadian producer of drawer slides and (iii) the largest supplier of computer keyboard support arms to the North American office furniture manufacturing market.

    Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. Strip steel is the major raw material used in the manufacture of drawer slides and keyboard arm products. These raw materials are purchased from several suppliers and are readily available. The cost of zinc, copper and steel increased throughout 1994 as general economic activity has increased, and such costs have continued to rise into 1995. There can be no assurance that any future raw material cost increases can be fully recovered through product price increases.

    Strategy. National Cabinet Lock seeks to maintain its relatively high margins through improved manufacturing efficiency and cost control, development of specialty, higher margin products focused on niche markets and engineered to customer specification and by capitalizing on future opportunities that may emerge with targeted original equipment manufacturers. In this regard, the newly developed patented Swinglift work surface arm and ISL (integrated slidelock) drawer slide are expected to be important contributors to future sales volume growth. National Cabinet Lock will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of the replacement lock market.

    Competition and customer base. Competition in the Company's hardware products markets is based on product features, customer service, quality, distribution channels, consumer brand preferences and price. Approximately 30% of lock sales are made through National Cabinet Lock's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 72 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Precision ball bearing drawer slides and computer keyboard support arms are produced in Canada under the Waterloo Furniture Components tradename. The primary market for these products are office furniture manufacturers in the United States and Canada. National Cabinet Lock markets its products primarily through its own sales organization as well as select manufacturers' representatives.

    The Company's major competitors include Chicago Lock, Hudson Lock and Fort Lock (locks), Accuride and Hettich/Grant (drawer slides) and Weber Knapp and Jacmorr (computer keyboard support arms). National Cabinet Lock also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. National Cabinet Lock does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. National Cabinet Lock's ten largest customers accounted for about one-third of its sales in each of the past three years, with the largest customer less than 10% in each year. In 1994, seven of the ten largest customers were located in the U.S. with three in Canada. Of such customers, nine were primarily purchasers of Waterloo Furniture Components' products and one was a U.S. lock customer.

    Patents and trademarks. National Cabinet Lock holds a number of patents relating to its hardware products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, which the Company believes are well recognized in the hardware products industry.

    Employees. As of December 31, 1994, National Cabinet Lock employed approximately 640 persons, of which 240 were in the United States and 400 were in Canada. Approximately 60% of Canadian employees are covered by a three-year collective bargaining agreement expiring February 1997. National Cabinet Lock believes that its labor relations are satisfactory.

    Regulatory and environmental matters. The Company's hardware products operations are subject to various federal, state, provincial and local provisions regulating, among other things, worker and product safety and protection, the discharge of materials into the environment and other environmental protection matters. National Cabinet Lock believes that it is in substantial compliance with existing permits and regulations and does not believe future expenditures to comply with these regulations will be material.

FAST FOOD - SYBRA, INC.:

    Products and operations. Sybra (Arby's spelled backwards) operates approximately 160 Arby's restaurants clustered in four regions, principally in Michigan, Texas, Pennsylvania and Florida, pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the second-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Arby's represents a niche segment of the fast food restaurant industry.  Arby's current advertising campaign includes the slogan "Go West....,
It's Better Out Here" and emphasizes the Arby's western hat logo.

    Sandwich category items have accounted for over 60% of Sybra's total sales during the past few years. New product development is important to the continued success of a restaurant system, and Sybra has introduced several new menu items in recent years including chicken fingers, chicken, submarine and alternative roast beef sandwiches, curly fried potatoes and desserts. Sybra's menu has evolved whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago.

    Sybra's 162 Arby's restaurants at the end of 1994 represent a net increase of 103 stores from the 59 Arby's restaurants Sybra operated when it was acquired in 1979 by a predecessor of Valhi. Sybra has also remodeled over 35 stores during the past five years. Sybra currently expects a net increase of two to three stores in 1995, as it plans to open eight to ten new restaurants within its existing regions and to close five to seven stores. The first new restaurants in 1995 are scheduled to open in March, with five stores closed or to be closed during the first quarter. During the past three years, 13 of the 14 new restaurants opened were free-standing stores as are all of the new stores planned for 1995. Sybra continuously evaluates its individual restaurants and closes unprofitable stores when considered appropriate.

    Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will (i) continue its strong emphasis on operational details,
(ii) routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations; and (iii) continue to follow its "clustering" concept in opening new stores in order to capitalize on the economies of scale realized in management and advertising as a result of geographic proximity. Sybra's development rights with Arby's in the Dallas/Ft. Worth, Texas and Tampa, Florida areas, discussed below, provide future growth opportunities consistent with Sybra's store clustering concept. New stores are likely to be free-standing restaurants, which the Company has found generally to yield a greater rate of return, and most stores likely to be closed will be mall units. Sybra also plans to continue to increase market share in its geographic markets through periodic promotions including the introduction of innovative menu items to complement its main product offerings.

    Properties. At the end of 1994, Sybra operated 162 Arby's restaurants of which 57 were in its Southwestern Region (Texas), 52 in the Northern Region (principally Michigan), 32 in the Eastern Region (Pennsylvania and Maryland/ Virginia) and 21 in the Southeastern Region (Florida).

    Of the 162 stores operated at the end of 1994, 121 were free-standing stores and the remaining 41 are located within regional shopping malls or strip shopping centers. Sybra leases 109 locations and owns the remainder. Lease terms vary with most leases being on a long-term basis and providing for contingent rents based on sales in addition to base monthly rents. At the end of 1994, approximately 90% of the leases of free-standing locations contain purchase options at fair market values and/or various renewal options. During the next five years, 29 free-standing leases and 33 mall or food court leases will expire. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.

    Sybra has a Consolidated Development Agreement ("CDA") with Arby's, Inc. which, as revised in 1994, provides Sybra with exclusive development rights within certain counties in the Dallas/Fort Worth, Texas area, and provides Sybra and Arby's with joint development rights in the Tampa, Florida area. Sybra is required to open an aggregate of 31 stores in its existing regional markets during the five year term (1993 - 1997) of the CDA. Sybra had opened ten stores pursuant to the CDA through December 31, 1994, is required to open eight more stores in 1995 and is required to open 13 additional stores by various dates through 1997. Sybra currently expects its expansion program will meet or exceed this schedule. Sybra does not have any other territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates.

    Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization. ARCOP facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees.
Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

    License terms and royalty fees. The 28-year relationship between Sybra and Arby's, Inc. has been governed principally by licenses relating to each restaurant location. Generally, such franchise agreements require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate of 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 44% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.6% to 2.8% of sales in each of the past three years. Sybra's average royalty rate is expected to increase over time as new stores are opened or existing 20-year licenses are renewed at then-prevailing royalty rates. The first of Sybra's 20-year licenses expires in 2003.

    In 1993, there was a change in ownership of the controlling interest in Triarc Company (formerly DWG Corporation), the parent company of Arby's, Inc. Sybra believes that the new ownership of Triarc is a positive development for the Arby's system.

    Advertising and marketing. For the past several years, Sybra has directed about 71/2% of its total restaurant sales toward marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (up to 1.2%) of their gross revenues as dues to AFA. In return, AFA provides franchisees creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Although Arby's, Inc., as an operator of Arby's restaurants, is a member of AFA, the direction and management of AFA is principally controlled by the member franchisees. Sybra and other franchisees currently contribute .7% of their gross revenues to AFA. In addition to the AFA contribution, Sybra devotes approximately 3% of its restaurant sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 3.5% of its restaurant sales to local advertising, including outdoor advertising and electronic media.

    Competition and seasonality. The fast food industry is extremely competitive and subject to pressures from major business cycles and competition from many established and new restaurant concepts. According to industry data, there is a significant disparity in the revenues and number of restaurants operated by the largest restaurant systems and the Arby's system. As a result, some organizations and franchised restaurant systems have significantly greater resources for advertising and marketing than the Arby's restaurant system and Sybra, which is an important competitive factor. Sybra's response to these competitive factors has been to cluster its stores in certain geographic areas where it can achieve economies of scale in advertising and other activities.

    Operating results of Sybra's restaurants have historically been affected by both retail shopping patterns and weather conditions. Accordingly, Sybra historically has experienced its most favorable results during the fourth calendar quarter (which includes the holiday shopping season) and its least favorable results during the first calendar quarter (which includes winter weather that can be adverse in certain markets).

    Employees. As of December 31, 1994, Sybra had approximately 4,300 employees, of which 3,700 were part-time employees. Approximately 4,200 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

    Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently are approximately 28% of sales.
The increase in the minimum wage rate being considered by the current session of Congress and any mandatory medical insurance benefits to part-time employees would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

    Various federal, state and local laws affect Sybra's restaurant business, including laws and regulations relating to minimum wages, overtime and other working conditions, health, sanitation, employment and safety standards and local zoning ordinances. Sybra has not experienced and does not anticipate unusual difficulties in complying with such laws and regulations.

OTHER:

    Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium, Norway and the United Kingdom, chemicals and hardware products operations in Canada and MDF operations in Ireland. See Note 2 to the Consolidated Financial Statements. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company uses multi-currency revolving credit borrowings to mitigate exchange rate risk on certain receivables and also monitors net receivable/ payable currency positions. While the Company has in the past used currency forward contracts to fix the dollar equivalent of specific commitments, the Company does not generally engage in currency derivative transactions.

    Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulation in each of the foreign countries in which they operate, as discussed in the respective business sections elsewhere herein.

    Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 20 to the Consolidated Financial Statements under the captions "Legal proceedings -- Lead pigment litigation and -- Environmental matters and litigation" is incorporated herein by reference.

    Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company also evaluates the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future.

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

    Other. Through June 1989, Valmont Insurance Company, a wholly-owned captive insurance subsidiary, reinsured workers' compensation and employers' liability, auto liability, and comprehensive general liability risks of Valhi and certain affiliates. Through April 1989, Valmont assumed certain third-party reinsurance business, primarily property, marine and casualty risks from insurance subsidiaries of other industrial firms, and a small amount of U.S. quota share property and casualty risks. Valmont currently writes certain miscellaneous direct coverages of Valhi and affiliates. All of Valmont's third-party reinsurance risks are on a runoff basis.

    The Company, through a general partnership, has an interest in certain medical-related research and development activities pursuant to sponsored research agreements. See Note 19 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    Valhi leases approximately 34,000 square feet of office space for its principal executive offices in a building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697.

    The principal properties used in the operations of the Company are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are adequate and suitable for their respective uses.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 20 to the Consolidated Financial Statements under the caption "Legal proceedings -- Other litigation," which information is incorporated herein by reference.

    Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. One such bill that would subject lead pigment manufacturers to civil liability for damages caused by lead-based paint on the basis of market share, and that extends certain statutes of limitations, passed the Massachusetts House of Representatives in 1993. The same bill, reintroduced in the Massachusetts legislature in 1994 and defeated in the House of Representatives, was again reintroduced in 1995. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Liability, if any, that may result is not reasonably capable of estimation.

    In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions in the Civil District Court for the Parish of Orleans, State of Louisiana were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed eleven of them. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other eight cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases due to inadequate pleading of facts. These eight cases have been remanded to the district court for further proceedings. In November 1994, the district court granted defendants' motion for summary judgment in one of the eight remaining cases.

    In December 1991, NL received a copy of a complaint filed in the Civil District Court for the Parish of Orleans seeking indemnification and/or contribution against NL and eight other defendants for approximately $4.5 million in settlements paid to HANO residents (Housing Authority of New Orleans v. Hoechst Celanese Corp., et al., No. 91-28067). These claims appear to be based upon the same theories which HANO had previously filed. NL has not been served.

    In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In December 1992, plaintiffs filed a motion to stay the claims of the City of New York and the New York City Health and Hospitals Corporation pending resolution of the Housing Authority's claim. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution, conspiracy and concert of action claims. In August 1993, the defendants' motion for leave to appeal was denied. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs have appealed. Defendants have moved for summary judgment on the remaining fraud claim.

    In March 1992, NL was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and plaintiffs appealed that decision in June 1994.

    In August 1992, NL was named as a defendant and served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court.

    In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al., Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, NL answered the complaint, denying liability. Discovery is proceeding.

    In January 1995, NL was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. Each complaint seeks more than $100 million in compensatory and punitive damages for alleged strict liability, breach of warranty, negligence, conspiracy and fraud claims.

    NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

    NL has filed declaratory judgment actions against various insurance carriers seeking costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS). In May 1990, NL filed an action in the United States District Court for the District of New Jersey against Commercial Union Insurance Company ("Commercial Union") seeking to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending two lead pigment cases. Commercial Union has appealed. Other than a magistrate's recommendation to grant motions for summary judgment brought by two excess insurance carriers, which contended their policies contained unique pollution exclusion language, and a grant by the court of certain motions regarding policy periods, the court has not made any rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation or on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any insurance recoveries for lead pigment or environmental litigation in determining related accruals.

    Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 80 governmental and private actions associated with waste disposal sites and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition to the matters noted above, certain current and former facilities of NL, including several divested secondary lead smelter and former mining locations, are the subject of environmental investigations or litigation arising out of industrial waste disposal practices and mining activities.

    The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1994, NL had accrued $87 million in respect of those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

    NL has been identified as a PRP by the U.S. EPA because of its former ownership of three secondary lead smelters (battery recycling plants) in Pedricktown, New Jersey; Granite City, Illinois; and Portland, Oregon. In all three matters, NL voluntarily entered into administrative consent orders with the U.S. EPA requiring the performance of a RIFS, a study with the objective of identifying the nature and extent of the hazards, if any, posed by the sites, and selecting a remedial action, if necessary.

    At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. NL submitted the final RIFS for operable unit one to the U.S. EPA in May 1993. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. The U.S. EPA has not yet issued a notice or an order requiring implementation of operable unit one. In addition, the U.S. EPA has completed the fifth phase of a removal action on the soils and sediments of a stream at the site, at a U. S. EPA estimated total cost of $2 million. The U.S. EPA issued a Unilateral Administrative Order (Index No. II-CERCLA 20205) with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is nearing completion. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

    At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs of $.3 million and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In August 1994, when the U.S. EPA reinitiated the residential yard soils remediation in Granite City after an agreed-upon stay of the cleanup pending completion of a health study and reopening of the administrative record, the PRPs and the City of Granite City sought an injunction against the U.S. EPA to prevent further cleanup until after the record was reopened for submittal of additional comments on the selected remedy. In October 1994, the U.S. EPA issued its proposed plan for addressing residential yard soils in Granite City. The U.S. EPA presented no estimate of costs for this work. The administrative record was reopened for public comment, and NL, along with other PRPs, submitted extensive comments on the proposed residential soils cleanup plan. In February 1995, the U.S. EPA issued its proposed plan for the Main Industrial Area, the remaining remote fill areas and ground water at the site, which is estimated by the U. S. EPA to cost approximately $9.2 million. The administrative record has been reopened for public comments on this phase of the cleanup.

    Having completed the RIFS at Portland, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders Docket No. 1091-01-10-106 to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy and, through December 31, 1994, NL and the other PRPs had spent approximately $18 million. Based upon site operations to date, the remedy is not proceeding in accordance with engineering expectations or cost projections; therefore, NL and the others PRPs have met with the U.S. EPA to discuss alternative remedies for the site. The U.S. EPA authorized NL and other PRPs to cease performing most aspects of the selected remedy. In September 1994, NL and the other PRPs submitted a focused feasibility study ("FFS") to the U.S. EPA, which proposes alternative remedies for the site. The U.S. EPA is considering the alternatives proposed in the FFS. Pursuant to an interim allocation, NL's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and $5 million in punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners) and third party defendants (generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. In March 1993, the parties agreed to a case management order limiting discovery until 1995. In December 1994, Gould amended its complaint adding approximately 15 additional generator defendants and two additional owner/operator defendants. Discovery is proceeding. A trial date has been tentatively set for September 1996.

    There are several actions pending relating to alleged contamination at other properties formerly owned or operated by NL or its subsidiaries or their predecessors. In one of those cases, suit was filed in November 1992 against NL asserting claims arising out of the sale of a former business of NL to Exxon Chemical Company (Exxon Chemical Company v. NL Industries, Inc., United States District Court for the Southern District of Texas, No. H-92-3360). The action sought contractual indemnification, contribution under CERCLA for costs associated with the environmental assessment and cleanup at nine properties included in the sale, a declaration of liability for future environmental cleanup costs, and punitive damages for fraud. Plaintiff asserted that past and future cleanup costs, business interruption, and asset value losses and legal and site assessment costs were approximately $25 million. In December 1994, this matter was settled within previously accrued amounts.

    NL and other PRPs entered into an administrative consent order with the
U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A predecessor of NL mined at the Baxter Springs subsite, where it is the largest viable PRP. The
final RIFS was submitted to the U.S. EPA in May 1993.   In August 1994, the U.S.
EPA issued its proposed plan for the cleanup of the Baxter Springs and Treece
sites in Cherokee County.   The proposed remedy is estimated by the U.S. EPA to
cost $6 million.

    In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of the former lead oxide plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. The State's appeal of this ruling is pending.

    In 1980, the State of New York commenced litigation against NL in connection with the operation of a plant in Colonie, New York formerly owned by NL. Flacke v. NL Industries, Inc., No. 1842-80 ("Flacke I") and Flacke v. Federal Insurance Company and NL Industries, Inc., No. 3131-92 ("Flacke II"), New York Supreme Court, Albany County. The plant manufactured military and civilian products from depleted uranium and was acquired from NL by the U.S. Department of Energy ("DOE") in 1984. Flacke I seeks penalties for alleged violations of New York's Environmental Conservation Law, and of a consent order entered into to resolve these alleged violations. Flacke II seeks forfeiture of a $200,000 surety bond posted in connection with the consent order, plus interest from February 1980. NL denied liability in both actions. The litigation had been inactive from 1984 until July 1993 when the State moved for partial summary judgment for approximately $1.5 million on certain of its claims in Flacke I and for summary judgment in Flacke II. In January 1994, NL cross-moved for summary judgment in Flacke I and Flacke II. All summary judgment motions have been denied and both parties have appealed.

    Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who reside, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In November 1994, the jury returned a verdict in favor of NL. Plaintiffs have filed post-trial motions requesting a new trial. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441 and 87-3502. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

    In July 1991, a complaint was filed in the United States District Court for the Central District of California, United States of America v. Peter Gull and NL Industries, Inc., Civ. No. 91-4098, seeking recovery of $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.75 million in penalties for NL's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that NL arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. NL carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. NL answered the complaint denying liability. The government claims it expended in excess of $2.7 million for this matter. Trial was held in March and April 1993. In April 1994, the court entered final judgment in this matter directing NL to pay $6.3 million plus interest. The court ruled that NL was liable for approximately $2.7 million in response costs plus approximately $3.6 million in penalties for failure to comply with the administrative order. Both NL and the government have appealed. In August 1994, this matter was referred to mediation, which is pending.

    At a municipal and industrial waste disposal site in Batavia, New York, NL and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL is conducting a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs to date are approximately $2 million. In August 1994, the U.S. EPA issued the proposed plan for operable unit one, which the U.S. EPA has estimated to cost approximately $12.3 million. NL, along with other PRPs, submitted extensive comments on the proposed plan. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1 million plus annual operation and maintenance costs. NL and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

    See also Item 1 - "Business - Chemicals - Regulatory and environmental matters".

    In addition to the NL matters discussed above, the Company has been named as a PRP pursuant to CERCLA at one Superfund site in Indiana and has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site, both of which involve operations no longer conducted by the Company. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $45 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1994, the Company had accrued $3 million in respect of such matters, which accrual does not reflect any amounts which the Company could recover from insurers or other third parties and is near the Company's estimate of the upper end of range of possible costs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.




                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 1995, there were approximately 6,500 holders of record of Valhi common stock. The following table sets forth the high and low sales prices for Valhi common stock for the years indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 28, 1995 the closing price of Valhi common stock according to the NYSE Composite Tape was $8.00.

                                                                                                 Dividends
                                                                       High          Low            paid

Year ended December 31, 1993

  First Quarter                                                       $6 1/2        $4 7/8           $.05
  Second Quarter                                                       5 1/4         3 3/4             -
  Third Quarter                                                        5 3/4         4                 -
  Fourth Quarter                                                       5 3/8         4 1/2             -

Year ended December 31, 1994

  First Quarter                                                       $7            $4 3/4           $.02
  Second Quarter                                                       6             4 7/8            .02
  Third Quarter                                                        6             5                .02
  Fourth Quarter                                                       8 1/8         5 5/8            .02

    In March 1995, the Company's Board of Directors increased the regular quarterly dividend to $.03 per common share. However, declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. There are currently no contractual restrictions on the ability of Valhi to declare or pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEARS ENDED DECEMBER 31,

                                                 1990          1991           1992          1993       1994
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Refined sugar                              $  410.9      $  439.7       $  459.2      $  430.8   $  457.3
    Building products                             197.4         179.7          194.8         174.3      189.9
    Hardware products                              52.6          44.8           54.0          64.4       70.0
    Fast food                                     103.6         101.5          103.8         111.6      115.5

                                               $  764.5      $  765.7       $  811.8      $  781.1   $  832.7

  Operating income:
    Refined sugar                              $   48.0      $   42.0       $   37.8      $   37.5   $   31.6
    Building products                              22.8           8.0           22.0          26.3       36.4
    Hardware products                               9.0           7.9           10.7          17.5       20.9
    Fast food                                       8.6           7.8            8.5           9.7        9.0


                                               $   88.4      $   65.7       $   79.0      $   91.0   $   97.9

  Equity in earnings (losses) of NL
   prior to 1994 consolidation:
    Operations                                 $   43.2      $  (19.5)      $  (37.4)     $  (52.4)  $  (25.1)
    Provision for market value impairment          -             -              -            (84.0)      -

                                               $   43.2      $  (19.5)      $  (37.4)     $ (136.4)  $  (25.1)

  Income (loss) from continuing operations     $   66.8      $   19.9       $    (.8)     $  (59.3)  $   19.7
  Discontinued operations                           6.9            .1          (21.4)         (4.8)      (8.1)
  Extraordinary items                                .9           4.8           (6.3)        (15.4)      -
  Cumulative effect of changes in                                                                        -
   accounting principles (1)                       -             -             (69.8)           .4       -

      Net income (loss)                        $   74.6      $   24.8       $  (98.3)     $  (79.1)  $   11.6

PER SHARE DATA:
  Income (loss) from continuing operations     $    .59      $    .18       $   (.01)     $   (.52)  $    .17

  Net income (loss)                            $    .66      $    .22       $   (.86)     $   (.69)  $    .10

  Cash dividends                               $    .20      $    .20       $    .20      $    .05   $    .08

  Weighted average common shares
   outstanding                                    113.3         113.5          113.9         114.1      114.3

BALANCE SHEET DATA (at year end):
  Total assets                                 $1,344.8      $1,177.1       $1,077.0      $  903.9   $2,480.7
  Long-term debt                                  584.2         352.7          288.7         302.5    1,086.7
  Stockholders' equity                            294.6         385.5          259.1         207.5      198.4

[FN]
(1) Relates to OPEB and income tax accounting in 1992 and marketable securities in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

CONTINUING OPERATIONS

    The Company reported income from continuing operations of $.17 per share in 1994 following per share losses of $.52 in 1993 and $.01 in 1992. The 1994 improvement in earnings from continuing operations over 1993, as well as the 1992 to 1993 decline, was significantly influenced by the Company's equity in losses attributable to NL Industries. During December 1994, Valhi increased its ownership of NL to over 50% and as a result, will consolidate NL's results of operations beginning in 1995. The Company currently expects its consolidated 1995 earnings to be higher than in 1994, in large part due to expected improvements in NL's chemicals earnings.

CHEMICALS

    Selling prices for TiO2, NL's principal chemical product, increased during 1994 after four consecutive years of declining prices. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations are conducted through Rheox.

                                                           YEARS ENDED DECEMBER 31,
                                                                                               PRO FORMA
                                                     NL'S HISTORICAL BASIS                    Valhi Basis
                                                       1992           1993           1994        1994*

                                                                        (In millions)
Net sales:
  Kronos                                              $784.6         $697.0         $770.1            $770.1
  Rheox                                                108.9          108.3          117.8             117.8

                                                      $893.5         $805.3         $887.9            $887.9

Operating income:
  Kronos                                              $ 81.9         $ 36.1         $ 80.5            $ 62.6
  Rheox                                                 28.8           26.3           30.8              29.3

                                                      $110.7         $ 62.4         $111.3            $ 91.9

Operating income margins:
  Kronos                                               10.4%           5.2%          10.5%              8.1%
  Rheox                                                26.4%          24.2%          26.2%             24.8%

TiO2 data:
  Sales volume (thousands of
   metric tons)                                          336            346            376               376
  Average price index (1983=100)                         139            127            131               131

[FN]
* Valhi's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. As a result, 1994 pro forma chemicals operating income is approximately $20 million less than as reported by NL in its separate financial statements.

    The improvement in Kronos' 1994 results was primarily due to higher average selling prices, higher production and sales volumes for TiO2 and higher technology fee income. In billing currency terms, Kronos' 1994 average TiO2 selling prices were approximately 3% higher than in 1993. At year-end 1994, average TiO2 selling prices were 6% higher than year-earlier levels and were 10% above the low point reached in 1993.

    Record sales volume of 376,000 metric tons of TiO2 in 1994 represents an increase of 9% over 1993, with increases in Europe, North American and other regions. Due to increasing demand for TiO2 and higher sales volumes, Kronos increased its capacity utilization in 1994 to 94% after having reduced its TiO2 production rates in response to weakened demand in late 1992 and in 1993. Approximately one-half of Kronos' 1994 TiO2 sales, by volume, were attributable to markets in Europe with 36% attributable to North America and the balance to export markets. TiO2 sales volumes increased 3% in 1993 over 1992, as increases in North American sales volumes were partially offset by declining sales volumes in European markets. Average prices in 1993 were 8% lower than in 1992.

    As a result of Kronos' continued emphasis on cost reduction and containment efforts, TiO2 per-unit production costs were relatively flat during 1992 to 1994 (up slightly in 1993 and down slightly in 1994).

    Demand, supply and pricing of TiO2 have historically been cyclical, with the last cyclical peak for TiO2 prices in early 1990 and the trough in the third quarter of 1993. The average TiO2 selling price index (using 1983 = 100) of 131 for 1994 was 3% above the 1993 level but was still 25% below the TiO2 price index of 175 for 1990. Kronos believes that its operating income and margins for 1995 will be higher than in 1994 due principally to the net effect of higher average TiO2 selling prices and slightly higher sales and production volumes, offset in part by increased raw material costs.

    Rheox's operating results improved in 1994 primarily as a result of higher sales volume and lower operating costs. Operating costs increased during 1993 over 1992, contributing to the decline in 1993 operating income. Changes in currency exchange rates had a slightly positive effect on Rheox's sales and earnings in 1994 and a negative effect on 1993 results compared to 1992.

    NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and effect the comparability of period to period operating results. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (67% in 1994), principally major European currencies and the Canadian dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currency. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1994 sales by $2 million compared to 1993 and decreased 1993 sales by $45 million compared to 1992.

REFINED SUGAR

    Sugar sales volume comparisons can be affected by relative timing of sales during the crop year, which runs from October 1 to September 30, and by marketing allotments as well as by the size of the respective crops. Government-imposed marketing allotments, which limit domestic sales volume and are intended to help support prices, are in effect for the crop year ending September 30, 1995.

                                         YEARS ENDED DECEMBER 31,         % CHANGE
                                             1992         1993          1994        1992-93        1993-94
                                                    (IN MILLIONS)

Net sales:
  Refined sugar                             $417.0       $396.6        $422.0        - 5%            + 6%
  By-products and other                       42.2         34.2          35.3        -19%            + 3%

                                            $459.2       $430.8        $457.3        - 6%            + 6%

Operating income:
  FIFO basis                                $ 32.2       $ 31.9        $ 29.3        - 1%            - 8%
  LIFO adjustment                              5.6          5.6           2.3

    LIFO (reporting basis)                  $ 37.8       $ 37.5        $ 31.6        - 1%            -16%

Operating income margin:
  FIFO accounting method                       7.0%         7.4%          6.4%
  LIFO accounting method                       8.2%         8.7%          6.9%

Sugar sales volume
 (cwt millions)                               15.1         14.9          15.8        - 2%            + 6%

    Average sugar selling prices in 1994 were slightly (less than 1%) higher than in 1993 following three years of declines. After continuing to fall during much of 1994, average prices increased 4% in the fourth quarter compared to third quarter averages, in large part due to the effects of the government-imposed marketing allotments on domestic processors. Amalgamated's allotment for the current crop year, which runs through September 30, 1995, is approximately 2% lower than the volume of sugar sold during the previous crop year when no marketing allotments were imposed. However, fourth quarter 1994 volume represented only about 20% of Amalgamated's current crop year marketing allotment of 16 million hundredweight ("cwt"). As a result, sugar sales volume for the first nine months of 1995 (the remainder of the crop year) should approximate the cwt volume sold during the same period of 1994.

    Sugar sales volume in 1993 was lower than in 1992 in large part as a result of imposition of marketing allotments during the crop year ended September 30, 1993. The marketing allotments, imposed in June 1993, had a positive impact on prices in the third quarter of 1993. Prices weakened during the 1993 fourth quarter following expiration of the allotments and average prices for the year were 3% below those of 1992.

    Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 is currently expected to be at least 10% higher than its previous record crop and exceed its domestic marketing allotment quota by about 1.5 million cwt. Due to the combined effects of record production and marketing allotments, inventories were significantly higher at December 31, 1994 than one year ago and are expected to continue to be above historical norms throughout the remainder of the current crop year. Amalgamated expects to make limited sales into foreign markets (which are excluded from domestic allotments) to help reduce the amount of "carryover" sugar into the next crop year, however such sales will likely be at lower prices than domestic sales. Amalgamated currently expects contracted acreage for the crop to be planted in the spring of 1995 will approximate the acreage harvested in 1994. However, the abnormally high yield per acre is unlikely to recur and production is therefore expected to be more in line with historical levels of the past few years.

    Refined sugar historically represents approximately 90% of Amalgamated's annual sales. Fluctuations in the volume of by-products sold, generally sold principally in the first and fourth calendar quarters, approximate those of refined sugar. The selling prices of by-products are affected by the prices of competing animal feeds and are, therefore, independent of the price of sugar. Average selling prices of dried pulp, the principal by-product, rose 5% in 1994 after falling over 10% in 1993.

    Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price paid for sugarbeets is, under the terms of contracts with the sugarbeet growers, a function of the average selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues and serve as a partial hedge against changing prices. However, related LIFO adjustments can significantly affect operating income and margin comparisons relative to FIFO basis comparisons.

    Processing costs per hundredweight of refined sugar were lower in 1993 than in either 1992 or 1994 due in part to generally more favorable weather conditions during 1993's sugarbeet processing campaign and a higher sugar content of that year's sugarbeets. Primarily due to the combination of the bumper crop, which extended the current processing campaign into March 1995 (the longest campaign in the Company's history), and relatively adverse weather conditions during the campaign, 1995 per-unit processing costs are currently estimated to be about 7% higher than in 1994. The largest component of Amalgamated's selling, general and administrative expenses is the freight cost of sugar and by-products delivered to customers. Consequently, such expenses vary significantly with the volume of refined sugar and by-products sold.

    The Company has tentatively agreed to sell its sugar business, for $325 million cash, to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operations. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that any such transaction will be consummated.

BUILDING PRODUCTS

    Results of operations during the past three years have been affected by Medite's ongoing strategy to expand its emphasis on MDF, to increase the relative proportion of higher margin specialty MDF products and to downsize its commodity-type traditional timber products operations.

                                           YEARS ENDED DECEMBER 31,        % CHANGE
                                             1992         1993         1994         1992-93        1993-94
                                                      (IN MILLIONS)
Net sales:
  Medium density fiberboard                   $111.6       $112.1      $134.9        + 0%            +20%
  Traditional timber products                   85.4         63.7        56.1        -25%            -12%
  Eliminations                                  (2.2)        (1.5)       (1.1)

                                              $194.8       $174.3      $189.9        -11%            + 9%

Operating income:
  Medium density fiberboard                   $ 12.1       $ 13.9      $ 27.1        +15%            +95%
  Traditional timber products                    9.9         12.4         9.3        +26%            -25%

                                              $ 22.0       $ 26.3      $ 36.4        +20%            +38%

Operating income margins:
  Medium density fiberboard                     10.8%        12.4%       20.1%
  Traditional timber products                   11.6%        19.5%       16.5%
    Aggregate margin                            11.3%        15.1%       19.1%

MDF sales volume (M3 thousands):
  Specialty products                            28.0         55.4        94.7        + 98%           +71%
  Standard grade                               434.7        419.7       385.7        -  3%           - 8%

                                               462.7        475.1       480.4        +  3%           + 1%

    Medium density fiberboard. Medite's MDF plants have been operating at a high rate of capacity and, consequently, Medite's emphasis on the production of higher margin specialty MDF products has displaced production of standard grade MDF. A new production line in Ireland became operational during the fourth quarter of 1994 and is expected to enable Medite to increase both standard and specialty product volumes and to more efficiently produce thin-board MDF. Over the past two years, the increased cost of traditional timber products has led to higher demand for substitute products such as MDF and resulted in MDF operating rates approaching effective capacity. In this environment, MDF prices have increased notably, and Medite's increased emphasis on specialty products has also favorably impacted its average selling prices. At the end of 1994, selling prices of standard MDF products were approximately 27% higher than one year earlier and Medite implemented additional price increases averaging over 4% during the first quarter of 1995. Further 1995 improvement in aggregate MDF prices is currently expected to be influenced primarily by specialty product mix and changes, if any, in raw material costs.

    The significant improvements in MDF sales, operating income and operating income margins in 1994 were driven by both higher selling prices and higher volumes of specialty MDF products. Overall average MDF selling prices were up 19% in 1994 due to combined effects of a 16% increase in average selling prices of standard MDF products and increased sales of higher-priced/higher margin specialty products. Average per-unit MDF costs increased approximately 6% in 1994 primarily as a result of higher resin costs (due to increased prices for resins of standard MDF products and the increased use of higher-cost resins associated with specialty MDF products) and higher wood fiber costs. The price of standard MDF resins increased principally due to recent worldwide shortages of methanol, a primary element in resin manufacture. Continued increases in resin costs could hamper margins as there is no assurance that they can continue to be recovered through additional product price increases. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for approximately one percentage point of the increase in average selling prices and less than one percentage point of the increase in per-unit costs.

    MDF sales in 1993, in U.S. dollar terms, were only nominally higher than 1992. The positive effects of higher total volume, higher specialty products volume and selling price increases (in billing currency terms) were substantially offset by fluctuations in currency exchange rates. Average selling prices, in billing currency terms, of standard MDF increased 7% in the U.S. and decreased 3% at the Ireland facility. The decline in average prices in Ireland was due primarily to lower volume of cut-to-size standard products. MDF operating income margins improved, however, as currency fluctuations were also a significant factor in the 4% reduction of per-unit MDF costs. The effect of currency fluctuations, along with moderate improvement in operating efficiency in the U.S., more than offset increased per-unit wood and resin costs resulting primarily from higher production of specialty products.

    The U.S. dollar value of Medite's foreign sales and operating costs are subject to currency exchange rate fluctuations which, as noted above, may favorably or adversely impact reported earnings and affect the comparability of operating results. Approximately 30% of Medite's 1994 MDF sales were denominated in currencies other than the U.S. dollar, principally the U.K. Pound Sterling and the European Currency Unit. Medite's Irish operations accounted for approximately 35% of its MDF production in 1994. Fiber, labor and most other production costs in Ireland are denominated principally in Irish punts, while Irish resins are purchased primarily in Sterling. The percentage of non-dollar sales and costs are expected to increase as a result of the additional production capacity recently added to the Irish MDF plant and could, therefore, increase the magnitude of the effect of future currency fluctuations.

    Traditional timber products. Traditional timber products operations for the past three years are not, in certain respects, directly comparable due to the January 1993 closure of Medite's plywood operations (in response to the rising cost and declining availability of government timber in recent years) and the fire at its Rogue River chipping and veneer plant in June 1992, as discussed below. Rogue River chipping operations resumed in July 1993 and veneer operations resumed in January 1994. Medite expects to meet its longer-term timber needs from its own lands and other private sources and does not anticipate acquiring any significant amount of new government timber contracts in the foreseeable future.

    Medite's strategy is to maximize the operating contributions from its fee timberlands by allocating its harvested timber between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Primarily as a result of market-based volume decisions made by Medite, including a relative reduction in the volume of logs offered for sale and curtailment of veneer and lumber production during a portion of 1994, traditional timber products sales and operating income declined in 1994 relative to 1993. Average sales prices for logs and lumber during 1994 were about 5% higher than during 1993, although year-end 1994 prices were 15% and 25%, respectively, below the averages for the year. Operating income in 1994 was favorably impacted by lower log costs, which on a per unit basis were 18% lower than in 1993. This decrease in average log costs results from the combined effects of log mix (31% of logs obtained from lower cost fee timber in 1994 compared to 22% in 1993) and a $3 million favorable impact of reductions in LIFO log inventories in 1994. The favorable effects of lower log costs on operating income, including the favorable LIFO effect that is not necessarily recurring, were substantially offset by adverse effects of start-up of Rogue River veneer operations in the first half of 1994.

    Average selling prices increased significantly in 1993 over 1992 levels (lumber up 29%; logs up 46%) due primarily to the combined effects of the continuing Pacific Northwest timber shortage, closure of certain competitor operations and increased demand for building products. These factors also significantly increased Medite's timber costs. The average unit cost of logs used in Medite's traditional timber product operations increased about 24% in 1993 following a 28% increase in 1992 due primarily to increases in the cost of timber from government and other sources. Business interruption insurance from the Rogue River fire recognized as a component of operating income ($3.7 million in 1992 and $1.9 million in 1993) had a significant favorable, non-recurring effect on traditional timber product operating income margins in 1992 and 1993 as this income had no associated cost.

HARDWARE PRODUCTS

                                         YEARS ENDED DECEMBER 31,                     % CHANGE
                                          1992          1993          1994          1992-93        1993-94
                                                    (IN MILLIONS)

Net sales                                   $54.0         $64.4         $70.0        +19%            + 9%
Operating income                             10.7          17.5          20.9        +63%            +19%

Operating income margin                      19.8%         27.2%         29.8%


    National Cabinet Lock reported new highs in both sales and operating income in each of 1993 and 1994 as volumes increased in each of its three major product lines (locks, computer keyboard support arms and drawer slides). Keyboard support arms have been the fastest growing product line and were up 18% in 1994, to about one-fourth of total hardware product sales. The Company's principal production facilities are operating at a high rate of capacity, and overtime was used throughout 1994 in order to meet market demand.

    National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components support arms and drawer slide lines. National Cabinet Lock currently expects more modest growth in 1995 than in the past two years due to production capacity considerations and certain changes in customer mix. A lock contract with a U.S. Government agency that accounted for approximately 5% of 1994 sales will be completed in about March 1995, and the agency has indicated it has an adequate supply of locks for its remaining 1995 requirements. National Cabinet Lock believes it will be able to compensate through increased sales to other customers.

    Almost two-thirds of National Cabinet Lock's sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. As a result, fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in both 1994 and 1993 compared to the respective prior year.

FAST FOOD

                                        YEARS ENDED DECEMBER 31,                      % CHANGE
                                            1992          1993          1994        1992-93        1993-94
                                                    (IN MILLIONS)

Net sales                                  $103.8        $111.6        $115.5        + 7%            +3%
Operating income                              8.5           9.7           9.0        +13%            -6%

Operating income margin                       8.2%          8.6%          7.8%

Arby's units operated:
  At end of year                              160           160           162        -               +1%
  Average during the year                     158           159           159        + 1%             -

    Sales in 1994 were a new Sybra record, with comparable store sales up about 2% in large part because 1994 was a 53-week year. An $800,000 year-to-year increase in store closing costs was a principal factor in the decline in operating income. The fast food industry continues to be very competitive. Despite stable to lower food costs, increased usage of lower-margin value-priced sandwiches and the market responsive introduction of higher cost new menu items have served to dampen operating margins. Any increase in the minimum wage rate would increase labor costs, which currently are about 28% of sales. There is no assurance that any such cost increase could, particularly in the short-term, be recovered through product price increases.

    Improving general economic conditions contributed significantly to a 6% increase in comparable store sales during 1993. Customer traffic increased in part due to certain regional promotions marketed to price-driven consumers with various levels of advertising support.

    Sybra expects to open eight to ten new Arby's restaurants in 1995, which is expected to result in a net increase in the number of stores operated of two or three. Sybra continually evaluates the profitability of its individual restaurants and intends to continue to close unprofitable stores when appropriate. In addition to five stores closed during the first quarter of 1995, Sybra may close one to two additional stores later in the year.

GENERAL CORPORATE AND OTHER ITEMS

    General corporate. Lower securities earnings in 1994 resulted primarily from a first quarter 1994 decline in the market value of the fixed-income investments while average balances available for investment and yields thereon were lower in 1993 than in 1992. General expenses increased in 1994 as higher legal-related expenses were only partially offset by lower environmental-related charges. The increase in general expenses in 1993 resulted in large part from lower net charges to affiliates and additional environmental remediation expenses relating to certain operations no longer conducted by the Company.

    Pro forma general corporate and other expenses for 1994 include $45 million attributable to NL. Such NL general corporate expenses include provisions for environmental remediation and litigation costs of approximately $40 million and $15 million, respectively, and a nonrecurring $20 million gain related to settlement of NL's lawsuit against Lockheed Corporation.

    Interest expense. Historical interest expense declined $13 million (25%) in 1993 and further declined $3 million (9%) in 1994 as a result of lower average indebtedness levels and interest rates. The lower average interest rates resulted in part from the prepayment of Valhi 121/2% Senior Subordinated Notes from the proceeds of lower-rate borrowings. Pro forma interest expense of $119 million for 1994 includes $84 million attributable to NL.

    At December 31, 1994, approximately $645 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The average interest rate on floating rate borrowings outstanding at December 31, 1994 was 7.4%, up from 4.4% on outstanding variable rate borrowings from one year earlier. NL has significant variable interest rate borrowings in Germany (the DM bank credit facility) and, accordingly, NL's interest expense is also subject to currency fluctuations. Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs, and NL's 13% Discount Notes do not require periodic interest payments until 1998.
As a result, current cash interest expense payments are lower than accrual basis interest expense.

    Minority interest. Pro forma minority interest relates to certain partially-owned foreign subsidiaries of NL. At December 31, 1994, NL separately reported a stockholders' deficit of approximately $293 million and, as a result, no minority interest in NL Industries is recorded in the Company's consolidated balance sheet. Accordingly, until such time as NL reports positive stockholders' equity in its separate financial statements, all future changes in NL's equity, including all undistributed earnings or losses, will accrue to the Company for financial reporting purposes.

PROVISION FOR INCOME TAXES

    The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 16 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate.

    NL's operations are conducted on a worldwide basis and the geographic mix of income can significantly impact NL's effective income tax rate. In each of the past three years, such geographic mix included losses in certain of NL's tax jurisdictions for which no current refund was available and in which recognition of a deferred tax asset was not considered appropriate. This contributed significantly to NL's effective tax rates, and consequently the Company's pro forma 1994 effective tax rate, varying from a normally expected rate. Because NL is not a member of the Contran Tax Group (of which Valhi is a member), Valhi's incremental income taxes on its after-tax earnings or losses attributable to NL also can increase the Company's overall effective tax rate.

DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS, AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES.

    See Notes 3, 13 and 17 to the Consolidated Financial Statements.

EQUITY IN EARNINGS OF NL PRIOR TO CONSOLIDATION

    As discussed in Note 3 to the Consolidated Financial Statements, the Company's interest in NL was reported by the equity method during 1992 to 1994. As discussed above and in Note 3, the Company will consolidate NL's results of operations beginning January 1, 1995. NL's separately-reported results of operations are summarized below. The Company's equity in NL's results differ from its effective percentage interest in NL's separate results. Amortization of basis differences arising from purchase accounting adjustments made by the Company in conjunction with the acquisition of its interests in NL generally reduces earnings, or increases losses, as reported by the Company compared to amounts separately reported by NL.

                                                                     YEARS ENDED DECEMBER 31,
                                                                         1992            1993          1994
                                                                                 (In millions)

Net sales                                                              $ 893.5          $805.3        $887.9

Operating income                                                       $ 110.7          $ 62.4        $111.3
Corporate, net                                                           (35.2)          (33.1)        (40.8)
Interest expense                                                        (118.5)          (99.1)        (83.9)
                                                                         (43.0)          (69.8)        (13.4)
Income tax expense                                                         (.5)          (12.7)         (9.8)
Minority interest                                                         (1.1)            (.7)          (.8)

Loss from continuing operations                                        $ (44.6)         $(83.2)       $(24.0)

The Company's equity in NL's losses, including
 amortization of basis differences                                     $ (37.4)         $(52.4)       $(25.1)


    NL's sales and operating income are discussed under "Chemicals" above.
NL's corporate expenses, net in 1994 were higher than in 1993 as a $20 million gain related to the settlement of a lawsuit against Lockheed was offset primarily by increased provisions for environmental remediation and litigation costs. In 1993, higher environmental remediation costs were more than offset by a $9 million reduction in certain proxy solicitation and litigation settlement expenses. NL's interest expense declined in both 1993 and 1994 principally as a result of lower debt levels. NL's tax provision is discussed under "Provision for income taxes" above.

    The Company periodically evaluates the net carrying value of its long-term assets to determine if there has been any decline in value below their respective net carrying values that is considered to be other than temporary and would, therefore, require a write-down accounted for as a realized loss. As a result of this process, Valhi recorded an $84 million pre-tax charge to earnings for an other than temporary decline in market value of NL common stock in the first quarter of 1993, which charge is reported as a separate item. See Notes 2 and 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. As noted above, the Company consolidated NL's financial position at December 31, 1994 and will consolidate NL's results of operations and cash flows beginning in 1995. As historically reported, cash flow from operating activities before changes in assets and liabilities increased from $63 million in 1992 to $69 million in 1993 and to $80 million in 1994 reflecting the Company's improved operating results. Changes in assets and liabilities, which used cash in each of the past three years, result primarily from the timing of production, sales and purchases, generally tend to even out over time and include the impact of significant seasonal fluctuations related to refined sugar operations. Over 80% of the aggregate $48 million net change in assets and liabilities during the past three years related to Amalgamated as year-to-year fluctuations in the size of the sugarbeet crop can have a material impact on working capital levels.

    Pro forma cash provided by operating activities for 1994 of $254 million includes $136 million attributable to NL's receipt of German tentative income tax refunds discussed below.

    Noncash interest expense consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. The net deferred income tax benefit relates primarily to the Company's incremental tax benefit on its equity in losses of NL.

    Investing activities. Capital expenditures during the past three years are disclosed by business segment in Note 2 to the Consolidated Financial Statements and are discussed in the respective individual company sections below. The higher levels of capital expenditures in 1994 relate principally to capacity projects, including Amalgamated's sugar productivity-enhancing equipment, Medite's Irish MDF plant expansion and Sybra's new restaurants.

    At December 31, 1994, the estimated cost to complete capital projects in process approximated $74 million, most of which relates to environmental protection and improvement programs at NL and productivity-enhancing equipment at both NL and Amalgamated. The Company's total capital expenditures for 1995 are estimated at approximately $126 million compared to 1994 pro forma capital expenditures of $110 million. Such 1995 estimated capital expenditures include $35 million related to environmental protection and improvement programs, principally desulfurization and water treatment chemical purification systems at certain of NL's TiO2 plants and air and water facilities at certain of Amalgamated's factories, $14 million for new productivity-enhancing equipment at Amalgamated, $12 million for new Sybra stores and $7 million for NL TiO2 debottlenecking projects. Other 1995 capital projects are principally of an ongoing normal nature. Capital expenditures in 1995 are expected to be financed primarily from operations or existing cash resources and credit facilities.

    Net sales of securities in 1993 include sales made in conjunction with the redemptions of Valhi's 121/2% Notes. On a net basis, cash was used to purchase
Treasury securities in 1992.   Net cash provided in 1992 includes $11 million of
insurance proceeds related to the fire at Medite's Rogue River plant.

    Financing activities. Net repayments of indebtedness in 1994 relate principally to (i) $21 million of project financing related to Medite's Irish MDF plant expansion and (ii) a net $11 increase in term borrowings at Amalgamated for capital expenditures. Pro forma 1994 net repayments of indebtedness include $131 attributable to NL, principally reductions in DM borrowings paid with proceeds of the German tentative tax refunds discussed under "Chemicals" below.

    Net repayments of indebtedness in 1993 relate principally to (i) Valhi's redemptions of $235 million principal amount of 121/2% Notes, (ii) Valcor's issuance of $100 million of 95/8% Senior Notes, and (iii) net new borrowings of approximately $39 million under Medite's Timber Credit Agreement. Net borrowings in 1992 include $94 million of net proceeds from the issuance of the LYONs and $59 million expended to repurchase 121/2% Notes in market transactions.

    At December 31, 1994, unused revolving credit available under the existing facilities aggregated $284 million, including $209 million attributable to NL. Of such NL amount, $80 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future German income tax assessments, as discussed below. See Note 11 to the Consolidated Financial Statements.

CHEMICALS - NL INDUSTRIES

    The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993, and NL's operations used significant amounts of cash during such TiO2 downturn cycle. NL operated with a strategy to maintain its competitive position during the past few years and increased its estimated TiO2 worldwide market share from 10% to 11%. NL also implemented cost reduction and control programs which favorably impacted its operating results, and continued its environmental improvement efforts. In 1993, NL formed the TiO2 manufacturing joint venture with Tioxide and refinanced certain debt which, among other things, increased NL's liquidity, reduced its aggregate debt level and extended its debt maturities.

    Reflecting the improvement in Kronos' operating results, NL generated $39 million in cash from operating activities in 1994 before changes in assets and liabilities. Relative changes in NL's inventories, receivables and payables (excluding the effect of currency fluctuation) also provided cash in 1994 while receipt of the tentative German income tax refunds, discussed below, significantly increased NL's cash flow from operating activities and was a major factor in NL's improved liquidity.

    NL's capital expenditures during the past three years aggregated $170 million, including $63 million ($17 million in 1994) for NL's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and various off-gas desulfurization systems. NL's estimated 1995 capital expenditures are $66 million and include $33 million in the area of environmental protection and compliance, primarily related to the off-gas desulfurization and water treatment chemical purification systems. NL is planning $25 million in capital expenditures ($7 million in 1995) related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that is expected to increase NL's annual attainable TiO2 production capacity by 20,000 metric tons to 400,000 tons. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

    NL reduced its "net debt" (notes payable and long-term debt less cash, equivalents and securities) by about $90 million during 1994, and currently expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service. In addition to $156 million of cash, equivalents and current securities held by NL and its subsidiaries at December 31, 1994 (30% held by non-U.S. subsidiaries), of which $16 million is restricted, NL had $14 million and $195 million available for borrowing under existing U.S. and non-U.S. credit facilities, respectively, of which $80 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future German tax assessments, as described below. NL and Kronos have agreed, under certain conditions, to provide KII with up to an additional DM 125 million through January 1, 2001.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain tax assessment reports which had proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis. The examination of NL's German income tax returns is continuing and additional substantial proposed tax deficiency assessments are expected. NL applied DM 174 million of the tentative tax refund to reduce outstanding borrowings under its DM bank credit facility. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($64 million) lien on its Nordenham, Germany TiO2 plant, and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect of its consolidated financial position, results of operations or liquidity. Cash received for settlement of prior years' tax examinations aggregated $6 million in 1994 and NL expects to make settlement payments of approximately $20 million in 1995.

    At December 31, 1994, NL had recorded net deferred tax liabilities of $175 million. NL, which is not a member of the Contran Tax Group, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $165 million, principally related to the U.S. and Germany, offsetting deferred tax assets which NL believes may not currently meet the "more likely than not" realization criteria for asset recognition.

    In addition to the chemicals businesses conducted through Kronos and Rheox, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses.

    NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Any liability that may result is not reasonably capable of estimation. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 20 to the Consolidated Financial Statements.

    As discussed in "Results of Operations - Chemicals," NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's consolidated net assets, will fluctuate based upon changes in currency exchange rates. The carrying value of NL's net investment in its German operations is a net liability due principally to its DM bank credit facility, while its net investment in its other non-U.S. operations are net assets.

    NL periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, debt service requirements, capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to raise additional capital, restructure ownership interests, refinance or restructure indebtedness, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to increase its liquidity and capital resources.

REFINED SUGAR - AMALGAMATED

    Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. To meet its seasonal cash needs, Amalgamated obtains short-term borrowings pursuant to the Government's sugar price support loan program and bank credit facilities. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to
Amalgamated.    Amalgamated expects to meet its seasonal cash needs for the remainder of the 1994 crop year and for the 1995 crop through borrowings from such sources and internally-generated funds. At December 31, 1994, Amalgamated had $22 million of borrowing availability under the government loan program and existing revolving bank credit facilities. In view of the increase in inventories resulting from the record crop and the imposition of marketing allotments, Amalgamated has obtained an increase in certain of the seasonally adjusted maximum borrowing limits of its $75 million revolving working capital facility.

    The effective net Government loan rate available to Amalgamated for refined sugar from the 1994 crop is approximately 20.69 cents per pound, down from 20.75 cents per pound for the 1993 crop. Borrowings under the Government loan program are secured by refined sugar inventory and are otherwise nonrecourse to Amalgamated. At December 31, 1994, approximately 3.8 million cwt of refined sugar inventory with a LIFO carrying value of approximately $72 million (18.8 cents per pound) was the sole collateral for $80 million of nonrecourse Government loans.

    Amalgamated's capital expenditures in the past three years, which emphasized equipment to improve productivity, aggregated $51 million and were financed principally from operations and $26 million of term loan borrowings. Estimated 1995 capital expenditures approximate $23 million, including $14 million for sugar extraction enhancing equipment and $1 million for environmental protection and improvement programs, principally air and water treatment facilities.

BUILDING PRODUCTS - MEDITE

    Medite's capital expenditures over the past three years aggregated $63 million and included $52 million related to its Irish MDF plant expansion and the rebuild of its Rogue River chipping and veneer plant. Medite's MDF plants have been operating at high levels of capacity utilization (approximately 100% in Europe and 92% in the U.S. during 1994) and customers have been served on an allocation basis. The recent completion of a second MDF production line in Ireland is expected to increase Medite's worldwide MDF capacity by approximately 25% by 1998 (by 15% in 1995). This $31 million project was financed in part by a $22 million bank term loan. In connection with the expansion, Medite has obtained $4 million in grants from the Irish government, $3 million of which is expected to be received during 1995 and used to reduce bank borrowings. At December 31, 1994, amounts available for borrowing under Medite's existing bank credit agreements aggregated $12 million.

    Medite intends to add new MDF production capacity during the next two to three years. Although Medite has no plan or arrangement in place with respect to such MDF capacity additions, it is actively exploring expansion opportunities through acquisitions, strategic joint ventures and new construction. Medite recently offered to enter into exclusive negotiations with a third party for the purchase of an existing MDF plant, certain timber resources and certain other assets, which offer was declined. While Medite may renew its efforts at a later date, no assurance can be given that it will be successful in any such acquisition efforts. To the extent it identifies appropriate opportunities to expand its MDF production capacity, Medite could use additional borrowings (including credit availability resulting from the expected paydown of bank debt described below) to fund such expansion opportunities.

    In February 1995, Medite paid a $50 million non-cash dividend to Valcor by distributing Medite preferred stock bearing a 12% cumulative annual dividend rate. Such preferred stock is redeemable, at Medite's option, for $50 million plus accrued dividends. Valcor currently owns 100% of Medite's outstanding common and preferred stock.

    In March 1995, Medite filed a Registration Statement with the Securities and Exchange Commission for a proposed public offering of approximately $100 million of its common stock, which Registration Statement has not yet become effective. Medite intends to use a portion of the net proceeds of such proposed stock offering to pay down approximately $40 million of variable interest rate debt and to redeem the $50 million of its preferred stock (plus any accrued dividends) held by Valcor. The remainder of the net proceeds from the proposed offering, along with the borrowing availability discussed below, would be available for Medite's general corporate purposes, including capital expenditures and expansion. In March 1995, Medite also amended its Timber Credit Agreement to, among other things, provide that prepayments of the fixed term portion (Tranche A) of its term loan would increase the reducing revolving term portion (Tranche B) of the facility. Accordingly, the approximately $40 million of bank debt expected to be repaid from proceeds of the proposed common stock offering could be reborrowed subject to reducing availability through 2000. If the Company's ownership of Medite falls below 80%, as is contemplated by the proposed offering, Medite would cease to be a member of the Contran Tax Group and would become a separate U.S. taxpayer. There can be no assurance that any such public offering of Medite common stock will be completed.

    As a result of the closure of its plywood operations, Medite has a 105 acre site in Medford, Oregon which is believed to have alternative development possibilities and is held for sale.

HARDWARE PRODUCTS - NATIONAL CABINET LOCK

    National Cabinet Lock's major plants are operating at a high rate of capacity and capital spending continues to address market demands. In this regard, a new $2 million plating line designed to increase capacity, reduce costs and improve quality in the Canadian drawer slide line was recently completed. The Company continues to explore additional expansion and/or acquisition opportunities for its high-margin hardware products business.

    At December 31, 1994, National Cabinet Lock had approximately $6 million of borrowing availability under its existing Canadian credit agreements.

FAST FOOD - SYBRA

    Sybra, like most restaurant businesses, is able to operate with nominal working capital because sales are for cash, inventory turnover is rapid, and payments to trade suppliers are generally not due for 30 days.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires Sybra to open 31 new stores during 1993-1997 in its existing markets, of which ten units had been opened through December 31, 1994 with eight more required to be opened in 1995. The aggregate cost of this expansion during the remaining three years of the CDA is estimated at approximately $25 million, including $12 million in 1995, and is expected to be financed primarily with revolving credit borrowings and internally generated funds. Sybra currently anticipates that its planned expansion program, which includes eight to ten new stores in 1995, will meet or exceed the CDA requirements. Approximately one-fourth of Sybra's 1995 capital budget of $15 million relates to its continuing program to remodel and update existing stores. Approximately 40% of Sybra's capital expenditures in the past three years related to remodeling older stores.

    At December 31, 1994, Sybra had $16 million of borrowing availability under its existing revolving credit agreements. Sybra is currently negotiating to increase such credit facilities by $5 million for its expansion and remodeling programs.

GENERAL CORPORATE - VALHI AND VALCOR

    Valhi's operations are conducted principally through subsidiaries (NL, Industries, Amalgamated and Valcor). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

    In the event Medite's proposed public offering is completed and Medite redeems for cash the $50 million of Medite preferred stock held by Valcor (plus any accrued dividends), availability of such funds for Valcor's general corporate purposes could be influenced in part by the terms of the Indenture governing the Valcor Senior Notes. Under the terms of such Indenture, Medite's sale of common stock to the public would constitute an "asset disposition" (as defined) and a portion of the "available cash" (as defined) from Medite's offering not used within one year of completing the offering to either (i) repay certain indebtedness of Valcor or certain of Valcor's subsidiaries or (ii) invest in related businesses, could constitute "excess proceeds" (as defined) and require Valcor to make an offer to purchase a portion of its Senior Notes, at par. There is no assurance that Medite's offering will be completed, or that if completed there will be any "excess proceeds" requiring an offer to purchase the Senior Notes.

    Valhi's LYONs do not require current cash debt service. Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. Valhi continues to receive regular quarterly Dresser dividends (recently increased to $.17 per quarter) on the escrowed shares.

    During the first quarter of 1995 (through March 15, 1995), Valhi purchased additional NL common shares for an aggregate of $11.5 million ($12 per NL share) and had borrowed $20 million on its existing revolving credit facility (none outstanding at December 31, 1994). Valhi has initiated discussions to increase this credit facility to $50 million.

    The Company has tentatively agreed to sell Amalgamated's sugar business, for $325 million cash, to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operation. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that any such transaction will be consummated. The net proceeds from the proposed sale, if completed, would be available for general corporate purposes, including expansion of Valhi's other businesses.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page F-1).

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Valhi Proxy Statement. See Note 19 to the Consolidated Financial Statements.


                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)     Financial Statements and Schedules


             The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.



 (b)             Reports on Form 8-K

             Reports on Form 8-K filed for the quarter ended December 31, 1994 and the months of January and February 1995:

             October 26, 1994   - Reported Items 5 and 7.
             November 10, 1994  - Reported Items 5 and 7.
             December 27, 1994  - Reported Items 5 and 7.
             January 31, 1995   - Reported Items 5 and 7.

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

           4.1 Form of Indenture between the Registrant and NationsBank of Georgia, N.A., as Trustee, governing Liquid Yield Option Notes due
                              2007 - incorporated by reference to Exhibit
                              4.1 to a Registration Statement on Form S-2
                              (No. 33-49866) filed by the Registrant.

           4.2 Indenture dated November 1, 1993 governing Valcor's 95/8% Senior Notes due 2003, including form of note - incorporated by reference to Exhibit 4.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1993.

           4.3 Indenture dated October 20, 1993 governing NL's 113/4% Senior Secured Notes due 2003, including form of note, - incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

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

          10.2 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1994 - incorporated by reference to Exhibit 10.30 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1993.

          10.3 Stock Purchase Agreement dated October 30, 1991 between the Registrant and Tremont Corporation - incorporated by reference to

                              Exhibit 28.1 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              September 30, 1991.

          10.4* Valhi, Inc. 1987 Incentive Stock Option - Stock Appreciation Rights Plan, as amended.

          10.5* Valhi, Inc. 1990 Non-Employee Director Stock Option Plan - incorporated by reference to
                              Exhibit 4.1 of a Registration Statement on
                              Form S-8 (No. 33-41508) filed by the
                              Registrant.

          10.6* Description of terms of an executive severance agreement between NL and Joseph S. Compofelice (Executive Vice President of the Registrant) - incorporated by reference to the last paragraph of page 16 entitled "Employment Agreements" of NL's definitive proxy statement (File No. 1-640) dated March 30, 1994.

          10.7* 1989 Long Term Performance Incentive Plan of NL Industries, Inc. - incorporated by reference to Exhibit A to NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting held on May 2, 1989.

          10.8* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to NL's Annual Report on Form 10-K (File No. 1-
                              640) for the year ended December 31, 1992.

          10.9 Amended and Restated Loan Agreement dated October 15, 1993 among Kronos International, Inc., the Banks set forth therein and Hypobank International S.A., as Agent, and Banque Paribas, as Co-Agent - incorporated by reference to Exhibit 10.17 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

          10.10 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                              Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

          10.11 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

          10.12 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.


          10.13 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

          10.14 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

          10.15 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

          10.16 Contract dated September 9, 1971, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung concerning supplies and services (German language version and English translation thereof) - incorporated by reference to
                              Exhibit 10.15 of NL's Annual Report on Form
                              10-K (File No. 1-640) for the year ended
                              December 31, 1985.

          10.17 Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to
                              Exhibit 10.16 of NL's Annual Report on Form
                              10-K (File No. 1-640) for the year ended
                              December 31, 1985.

          10.18 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-
                              640) for the year ended December 31, 1991.

          10.19 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-
                              640) for the year ended December 31, 1991.

          21.1                Subsidiaries of the Registrant.

          23.1                Consent of Coopers & Lybrand L.L.P.

          23.2                Consent of KPMG Peat Marwick LLP.

          23.3                Consent of Arthur Andersen LLP.

          27.1                Financial Data Schedule for the year ended
                              December 31, 1994.

[FN]
*  Management contract, compensatory plan or agreement.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALHI, INC.
                                        (Registrant)


                                        By: /s/ Harold C. Simmons
                                        Harold C. Simmons, March 17, 1995
                                        (President)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Arthur H. Bilger                    /s/ Harold C. Simmons
Arthur H. Bilger, March 17, 1995        Harold C. Simmons, March 17, 1995
(Director)                              (Chairman of the Board, President and
                                         Chief Executive Officer)


/s/ Norman S. Edelcup                     /s/ Glenn R. Simmons
Norman S. Edelcup, March 17, 1995       Glenn R. Simmons, March 17, 1995
(Director)                              (Vice Chairman of the Board)



 /s/ Robert J. Frame                     /s/ Michael A. Snetzer
Robert J. Frame, March 17, 1995         Michael A. Snetzer, March 17, 1995
(Director)                              (Director)



 /s/ J. Walter Tucker, Jr.               /s/ William C. Timm
J. Walter Tucker, Jr., March 17, 1995   William C. Timm, March 17, 1995
(Director)                              (Vice President-Finance and Treasurer
                                         and Chief Financial Officer)



                                         /s/ J. Thomas Montgomery, Jr.
                                        J. Thomas Montgomery, Jr.,
                                        March 17, 1995
                                        (Vice President, Controller and Chief
                                         Accounting Officer)


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALHI, INC.
                                        (Registrant)


                                        By:
                                        Harold C. Simmons, March   , 1995
                                        (President)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Arthur H. Bilger, March   , 1995        Harold C. Simmons, March   , 1995
(Director)                              (Chairman of the Board, President and
                                         Chief Executive Officer)



Norman S. Edelcup, March   , 1995       Glenn R. Simmons, March   , 1995
(Director)                              (Vice Chairman of the Board)




Robert J. Frame, March   , 1995         Michael A. Snetzer, March   , 1995
(Director)                              (Director)




J. Walter Tucker, Jr., March   , 1995   William C. Timm, March   , 1995
(Director)                              (Vice President-Finance and Treasurer
                                         and Chief Financial Officer




                                        J. Thomas Montgomery, Jr.,
                                        March   , 1995
                                        (Vice President, Controller and Chief
                                         Accounting Officer)




                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                   PAGE

  Reports of Independent Accountants                                  F-3/F-5

  Consolidated Balance Sheets - December 31, 1993 and 1994            F-6/F-7

  Consolidated Statements of Operations - Years ended
   December 31, 1992, 1993 and 1994                                   F-8/F-9

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1992, 1993 and 1994                                   F-10/F-12

  Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 1992, 1993 and 1994                                   F-13

  Notes to Consolidated Financial Statements                          F-14/F-47



FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                   S-1

  Schedule I  - Condensed financial information of Registrant         S-2/S-9

  Schedule II - Valuation and qualifying accounts                     S-10


    Schedules III and IV are omitted because they are not applicable.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

    We have audited the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries (The Amalgamated Sugar Company and Medite Corporation) constituting approximately 59% and 25% of consolidated assets as of December 31, 1993 and 1994, respectively, and approximately 80% of consolidated sales for each of the three years in the period ended December 31, 1994 (38% of pro forma sales for 1994). These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for such subsidiaries, is based solely upon their reports.

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

    In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 17 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 and in 1992 changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with SFAS Nos. 106 and 109, respectively.





                                                        COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 28, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the consolidated balance sheets of The Amalgamated Sugar Company as of December 31, 1993 and 1994, and the related consolidated statements of income and shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 12 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.

                                                           KPMG PEAT MARWICK LLP

Salt Lake City, Utah
January 27, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

    We have audited the consolidated balance sheets of Medite Corporation as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1993 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.





                                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1995

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

              ASSETS
                                                                                     1993             1994

Current assets:
  Cash and cash equivalents                                                        $ 22,189       $  170,747
  Marketable securities                                                              28,518           49,233
  Accounts and notes receivable                                                      61,135          202,172

  Receivable from affiliates                                                            272            5,411
  Inventories                                                                       276,125          498,097
  Prepaid expenses                                                                    6,126            8,198
  Deferred income taxes                                                                  75            2,276

      Total current assets                                                          394,440          936,134

Other assets:
  Marketable securities                                                             108,800          115,527
  Investment in affiliates                                                           74,897             -
  Investment in joint ventures                                                         -             187,480
  Natural resource properties                                                        51,868           93,400
  Prepaid pension cost                                                                4,864           24,496
  Goodwill                                                                            5,500          248,097
  Deferred income taxes                                                              27,723            2,827
  Other assets                                                                       32,523           65,011

      Total other assets                                                            306,175          736,838

Property and equipment:
  Land                                                                               18,822           38,393
  Buildings                                                                          43,522          184,009
  Equipment                                                                         341,868          809,758
  Construction in progress                                                           17,344           18,267
                                                                                    421,556        1,050,427
  Less accumulated depreciation                                                     218,300          242,696

      Net property and equipment                                                    203,256          807,731

                                                                                   $903,871       $2,480,703

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1993 AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     1993             1994

Current liabilities:
  Notes payable                                                                    $117,753       $  124,893
  Current maturities of long-term debt                                               16,086           62,625
  Accounts payable and accrued liabilities                                          223,528          424,693
  Payable to affiliates                                                                  43           11,358
  Income taxes                                                                        4,916           24,192
  Deferred income taxes                                                               2,494            8,461

      Total current liabilities                                                     364,820          656,222

Noncurrent liabilities:
  Long-term debt                                                                    302,490        1,086,654
  Accrued pension cost                                                                  110           76,344
  Accrued OPEB cost                                                                  17,705           83,300
  Accrued environmental costs                                                          -              93,655
  Deferred income taxes                                                               1,732          226,789
  Other                                                                               9,513           56,890

      Total noncurrent liabilities                                                  331,550        1,623,632

Minority interest in NL Industries                                                     -                -
Minority interest in NL foreign subsidiaries                                           -               2,425


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                                             -                -
  Common stock, $.01 par value; 150,000 shares
   authorized; 124,435 and 124,475 shares issued                                      1,244            1,245
  Additional paid-in capital                                                         33,409           33,341
  Retained earnings                                                                 222,810          209,071
  Adjustments:
    Currency translation                                                            (17,776)         (12,128)
    Marketable securities                                                            41,075           37,669
    Pension liabilities                                                              (1,619)            (506)
  Treasury stock, at cost - 10,182 and 10,077 shares                                (71,642)         (70,268)

      Total stockholders' equity                                                    207,501          198,424

                                                                                   $903,871       $2,480,703

[FN]
Commitments and contingencies (Notes 16 and 20)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          HISTORICAL                               PRO FORMA
                                                      1992           1993           1994             1994*
                                                                                                  (Unaudited)
Revenues and other income:
  Net sales                                         $811,821      $ 781,154       $832,656        $1,720,610
  Other, net                                          23,541         12,858          9,748            52,775

                                                     835,362        794,012        842,404         1,773,385
Costs and expenses:
  Cost of sales                                      634,073        592,979        633,388         1,293,812
  Selling, general and
   administrative                                    114,500        113,107        119,519           339,129
  Interest                                            51,497         38,648         35,274           119,200

                                                     800,070        744,734        788,181         1,752,141
    Income of consolidated
     companies before taxes                           35,292         49,278         54,223            21,244

Equity in NL prior to
 consolidation                                       (37,411)      (136,441)       (25,078)             -


    Income (loss) from continuing
     operations before taxes                          (2,119)       (87,163)        29,145            21,244

Income taxes (benefit)                                (1,292)       (27,835)         9,476             9,750
Minority interest                                       -              -              -                  843

    Income (loss) from continuing
     operations                                         (827)       (59,328)        19,669        $   10,651

Discontinued operations                              (21,410)        (4,796)        (8,069)
Extraordinary items                                   (6,277)       (15,390)          -
Cumulative effect of changes in
 accounting principles                               (69,774)           429           -


    Net income (loss)                               $(98,288)     $ (79,085)      $ 11,600



[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Notes 1 and 3.


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           HISTORICAL                              PRO FORMA
                                                       1992           1993            1994           1994*
                                                                                                  (Unaudited)

Income (loss) per common share:
  Continuing operations                                $(.01)         $(.52)         $ .17              $.09
  Discontinued operations                               (.18)          (.04)          (.07)
  Extraordinary items                                   (.06)          (.13)           -
  Cumulative effect of changes in
   accounting principles                                (.61)           -              -

    Net income (loss)                                  $(.86)         $(.69)         $ .10


Cash dividends per share                               $ .20          $ .05          $ .08


Weighted average common shares
 outstanding                                         113,886        114,098        114,303           114,303


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                          HISTORICAL                               PRO FORMA
                                                      1992           1993           1994             1994*
                                                                                                  (Unaudited)
Operating activities:
  Net income (loss)                                 $(98,288)      $(79,085)      $ 11,600          $ 10,651
  Depreciation, depletion and
   amortization                                       27,616         25,569         29,649            83,610
  Noncash interest expense                             3,097         10,267         10,959            29,030
  Deferred income tax benefits                       (15,252)       (44,693)        (7,260)           (4,813)
  Equity in NL prior to
   consolidation                                      37,411        136,441         25,078              -
  Dividends from affiliates                           10,740           -              -                 -
  Prepayments of senior
   subordinated notes                                  9,511          7,749           -                 -
  Other, net                                          (3,005)        (1,730)         1,527              (496)

  Equity in discontinued
   operations, net                                    21,410          4,796          8,069              -
  Equity in extraordinary items
   of affiliates, net                                   -            10,353           -                 -
  Cumulative effect of changes in
   accounting principles                              69,774           (429)          -                 -
                                                      63,014         69,238         79,622           117,982

  Change in assets & liabilities:
    Accounts and notes receivable                     (3,591)        (4,257)        (2,660)          (15,812)
    Inventories                                       (1,274)       (10,863)       (35,934)          (18,006)
    Accounts payable and accrued
     liabilities                                      (4,891)       (20,155)        31,150            13,807
    Income taxes                                       1,860          1,027         (1,589)          107,654
    Accounts with affiliates                           2,269         (1,546)        (5,172)           (7,196)
    Other, net                                         1,426           (672)         2,041            36,187
    Trading securities:
      Sale proceeds                                     -              -            29,375            44,905
      Purchases                                         -              -           (25,000)          (25,870)

        Net cash provided by
         operating activities                         58,813         32,772         71,833           253,651

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                         HISTORICAL                                PRO FORMA
                                                      1992           1993            1994            1994*
                                                                                                  (Unaudited)
Investing activities:
  Capital expenditures                             $ (27,954)     $ (39,086)      $ (73,190)       $(110,121)
  Insurance proceeds                                  10,887           -               -                -
  Purchases of NL common stock                          -              -            (15,060)         (15,060)
  Marketable securities:
    Sale proceeds                                    280,486        381,395            -                -
    Purchases                                       (294,105)      (281,795)           -                -
  Loans to affiliates:
    Loans                                            (66,953)       (11,800)        (16,550)         (16,550)
    Collections                                       66,953         11,800          16,550           16,550
  Other, net                                          (8,753)         3,363           4,054            8,147

      Net cash provided (used)
       by investing activities                       (39,439)        63,877         (84,196)        (117,034)

Financing activities:
  Indebtedness:
    Borrowings                                       968,311        677,173         493,725          538,215
    Principal payments                              (931,462)      (790,308)       (455,827)        (631,713)
  Loans from affiliates:
    Loans                                               -             5,400            -                -
    Repayments                                          -            (5,400)           -                -
  Dividends                                          (22,753)        (5,704)         (9,145)          (9,145)
  Grants and other, net                                   48             53           1,464              722

      Net cash provided (used)
       by financing activities                        14,144       (118,786)         30,217         (101,921)

Net increase (decrease)                            $  33,518      $ (22,137)      $  17,854        $  34,696

[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Notes 1 and 3.


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)


                                                        HISTORICAL                                 PRO FORMA
                                                    1992            1993            1994             1994*
                                                                                                  (Unaudited)
Cash and cash equivalents:
  Net increase (decrease) from:
    Operating,investing and
     financing activities                          $33,518        $(22,137)       $ 17,854          $ 34,696
    Currency translation                              (309)           (212)           (420)            7,269
    Consolidation of NL
     Industries                                       -               -            131,124              -
                                                    33,209         (22,349)        148,558            41,965
  Balance at beginning of year                      11,329          44,538          22,189           128,782

  Balance at end of year                           $44,538        $ 22,189        $170,747          $170,747


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts
     capitalized                                   $53,321        $ 37,028        $ 23,197          $ 89,998
    Income taxes (refund)                           13,055          14,764          23,307           (88,111)

  Net assets of NL consolidated:
    Cash and cash equivalents                                                     $131,124
    Other current assets                                                           356,173
    Goodwill                                                                       242,769
    Property and equipment                                                         560,926
    Other noncurrent assets                                                        301,891
    Current liabilities                                                           (245,241)
    Long-term debt                                                                (746,762)
    Other noncurrent liabilities                                                  (536,573)
    Minority interest                                                               (2,425)

      Net investment in NL at
       date of consolidation                                                     $  61,882




                                       VALHI, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                              (IN THOUSANDS)


                                                     ADDITIONAL

                                          COMMON      PAID-IN      RETAINED
                                          STOCK       CAPITAL      EARNINGS

Balance at December 31, 1991               $1,241      $32,618      $428,640

Net loss                                     -            -          (98,288)
Dividends                                    -            -          (22,753)
Adjustments, net                             -            -             -
Other, net                                      2          682          -

Balance at December 31, 1992                1,243       33,300       307,599

Net loss                                     -            -          (79,085)
Dividends                                    -            -           (5,704)
Adjustments, net                             -            -             -
Cumulative effect of change in
 accounting principle                        -            -             -
Other, net                                      1          109          -

Balance at December 31, 1993                1,244       33,409       222,810

Net income                                   -            -           11,600
Cash dividends                               -            -           (9,145)
Dividend - Tremont common stock              -                       (16,194)
Adjustments, net                             -            -             -
Other, net                                      1          (68)         -

Balance at December 31, 1994               $1,245      $33,341      $209,071

                                                       ADJUSTMENTS                                     TOTAL
                                         CURRENCY       MARKETABLE      PENSION        TREASURY     STOCKHOLDERS'
                                        TRANSLATION     SECURITIES    LIABILITIES       STOCK          EQUITY

Balance at December 31, 1991              $ (3,834)      $   (405)      $  -           $(72,744)        $385,516

Net loss                                      -              -             -               -             (98,288)
Dividends                                     -              -             -               -             (22,753)
Adjustments, net                            (6,443)           173          -               -              (6,270)
Other, net                                    -              -             -                235              919

Balance at December 31, 1992               (10,277)          (232)         -            (72,509)         259,124

Net loss                                      -              -             -               -             (79,085)
Dividends                                     -              -             -               -              (5,704)
Adjustments, net                            (7,499)          (221)       (1,619)           -              (9,339)
Cumulative effect of change in
 accounting principle                         -            41,528          -               -              41,528
Other, net                                    -              -             -                867              977

Balance at December 31, 1993               (17,776)        41,075        (1,619)        (71,642)         207,501


Net income                                    -              -             -               -              11,600
Cash dividends                                -              -             -               -              (9,145)
Dividend - Tremont common stock              1,439             73           445            -             (14,237)
Adjustments, net                             4,209         (3,479)          668            -               1,398
Other, net                                    -              -             -              1,374            1,307

Balance at December 31, 1994              $(12,128)      $ 37,669       $  (506)       $(70,268)        $198,424

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation which holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control each of Contran and Valhi.

    Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

    Pro forma information (unaudited). The accompanying consolidated financial statements include certain pro forma financial information as if the Company's December 31, 1994 consolidation of NL Industries, Inc. (see Note 3) had occurred as of January 1, 1994. All such pro forma information is unaudited.

    Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity, net of related deferred income taxes. Currency transaction gains and losses are recognized in income currently.

    Net sales. Sales are recorded when products are shipped (fast food sales at the time of retail sale).

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately 55% of total inventories at December 31, 1994 (1993 - 85%). Other inventory costs are generally based on average cost.

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

    Cash and cash equivalents. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Cash and cash equivalents at December 31, 1994 include $16 million which is restricted pursuant to outstanding letters of credit and certain indebtedness agreements.

    Marketable securities and securities transactions. Marketable debt and equity securities are carried at market, based upon quoted market prices. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses are based upon the specific identification of the securities sold. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993, marketable securities were generally carried at the lower of aggregate market or amortized cost and unrealized net gains were not recognized.

    Investment in affiliates and joint ventures. Investments in more than 20%- owned but less than majority-owned companies are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets. At December 31, 1994, the unamortized net difference was nominal.

    Natural resource properties and depletion. Timber and timberlands and mining properties are stated at cost less accumulated depletion. Depletion is computed primarily by the unit-of-production method.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years. Substantially all goodwill at December 31, 1994 relates to NL Industries. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the fair value of the applicable subsidiary. At December 31, 1994, the quoted market price of NL common stock ($12.63 per share) was substantially in excess of the Company's net investment in NL at that date ($2.37 per NL share held).

    Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefitted.

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects capitalized as a component of construction costs were $342,000 in 1992, $420,000 in 1993 and $783,000 in 1994 (pro forma 1994 - $2 million).

    Depreciation is computed principally by the straight-line and unit-of-production methods over the estimated useful lives of eight to 40 years for buildings and three to 20 years for equipment.

    Long-term debt. Long-term debt is stated net of unamortized original issue discount ("OID"). OID and deferred financing costs are amortized over the life of the applicable issue by the interest method. Capital lease obligations are stated net of imputed interest.

    Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. NL is a separate U.S. taxpayer and is not a member of the Contran Tax Group.

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates not included in the Contran Tax Group.

    Earnings per share. Income (loss) per share of common stock is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because the dilutive effect is either antidilutive or not material.

    Other. Advertising costs, expensed as incurred, aggregated $9.3 million in 1992, $9.9 million in 1993 and $10.1 million in 1994 (pro forma 1994 including NL - $12 million).

    Research and development costs, expensed as incurred, were $901,000 in 1992, $854,000 in 1993 and $899,000 in 1994 (pro forma 1994 including NL - $11 million).

    Deferred technology fee income of NL is being amortized by the straight line method over three years through October 1996.

    Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 18.


NOTE 2 -     BUSINESS AND GEOGRAPHIC SEGMENTS:
                                                                 % OWNED AT
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            DECEMBER 31, 1994

  Chemicals             NL Industries, Inc.                          52%
  Refined sugar         The Amalgamated Sugar Company               100%
  Building products     Medite Corporation                          100%
  Hardware products     National Cabinet Lock, Inc.                 100%
  Fast food             Sybra, Inc.                                 100%


                                                           YEARS ENDED DECEMBER 31,
                                                           HISTORICAL                         PRO FORMA
                                                       1992           1993            1994     1994(*)
                                                                                                  (Unaudited)
                                                                        (IN MILLIONS)
Net sales:
  Chemicals                                           $  -          $   -          $   -            $  887.9

  Refined sugar                                        459.2          430.8          457.3             457.3
  Building products                                    194.8          174.3          189.9             189.9
  Hardware products                                     54.0           64.4           70.0              70.0
  Fast food                                            103.8          111.6          115.5             115.5

                                                      $811.8        $ 781.1         $832.7          $1,720.6

Operating income:
  Chemicals                                           $  -          $   -          $   -            $   91.9
  Refined sugar                                         37.8           37.5           31.6              31.6
  Building products                                     22.0           26.3           36.4              36.4
  Hardware products                                     10.7           17.5           20.9              20.9
  Fast food                                              8.5            9.7            9.0               9.0
                                                        79.0           91.0           97.9             189.8
General corporate and other:
  Securities earnings                                   11.4            6.4            4.0               7.9
  General expenses and other, net                       (7.1)         (10.0)         (12.4)            (57.2)
  Business unit dispositions                             3.5             .5            -                 -
  Interest expense                                     (51.5)         (38.6)         (35.3)           (119.2)

    Income of consolidated
     companies before taxes                             35.3           49.3           54.2              21.3

Equity in NL prior to
 consolidation:
  Operations                                           (37.4)         (52.4)         (25.1)              -
  Provision for market value
   impairment of NL common stock                         -            (84.0)           -                 -

                                                       (37.4)        (136.4)         (25.1)              -

    Income (loss) from continuing
     operations before taxes                          $ (2.1)       $ (87.1)       $  29.1          $   21.3


                                                           YEARS ENDED DECEMBER 31,
                                                           HISTORICAL                         PRO FORMA
                                                       1992           1993            1994     1994(*)
                                                                                                  (Unaudited)
                                                                        (IN MILLIONS)
Depreciation, depletion and
 amortization:
  Chemicals                                           $  -           $  -           $  -            $   53.7
  Refined sugar                                          8.7            9.0           12.2              12.2
  Building products                                     11.0            8.5            9.6               9.6
  Hardware products                                      1.7            1.7            1.8               1.8
  Fast food                                              6.1            6.2            5.9               5.9
  Corporate                                               .1             .2             .1                .4

                                                      $ 27.6         $ 25.6         $ 29.6          $   83.6

Capital expenditures:
  Chemicals                                           $  -           $  -           $  -            $   36.8
  Refined sugar                                         12.7           11.1           26.8              26.8
  Building products                                      9.7           20.8           32.0              32.0
  Hardware products                                      1.0            2.7            3.4               3.4
  Fast food                                              4.5            4.3           10.8              10.8
  Corporate                                               .1             .2             .2                .3

                                                      $ 28.0         $ 39.1         $ 73.2          $  110.1

Geographic segments

  Net sales - point of origin:
    United States                                     $722.1         $692.3         $727.7          $1,031.2

    Europe                                              54.9           47.1           58.8             646.1
    Canada                                              34.8           41.7           46.2             169.1
    Eliminations                                         -              -              -              (125.8)

                                                      $811.8         $781.1         $832.7          $1,720.6

  Net sales - point of
   destination:
    United States                                     $706.6         $686.8         $724.0          $  962.5
    Other North America                                 18.2           22.0           26.7              95.8
    Europe                                              58.1           44.2           58.5             527.4
    Other                                               28.9           28.1           23.5             134.9

                                                      $811.8         $781.1         $832.7          $1,720.6

  Operating income:
    United States                                     $ 64.7         $ 74.0         $ 72.5          $  120.6
    Europe                                               9.0            6.4           12.3              46.2
    Canada                                               5.3           10.6           13.1              23.0

                                                      $ 79.0         $ 91.0         $ 97.9          $  189.8

[FN]
(*) Assuming the Company had consolidated NL effective at the beginning of 1994. See Notes 1 and 3.

Identifiable assets                                                                 DECEMBER 31,
                                                                                       1993          1994
                                                                                        (IN MILLIONS)
  Business segments:
    Chemicals                                                                         $  -         $1,467.6
    Refined sugar                                                                      369.0          419.6
    Building products                                                                  170.6          208.1
    Hardware products                                                                   31.3           37.8
    Fast food                                                                           65.1           68.6
                                                                                       636.0        2,201.7
    Corporate and eliminations                                                         267.9          279.0

                                                                                      $903.9       $2,480.7

  Geographic segments:
    United States                                                                     $578.6       $  991.3
    Europe                                                                              38.4        1,006.6
    Canada                                                                              19.0          203.8
                                                                                       636.0        2,201.7
  Corporate and eliminations                                                           267.9          279.0

                                                                                      $903.9       $2,480.7

    NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's building products (Medite), hardware products (National Cabinet Lock) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi.

    Capital expenditures include additions to property and equipment and timber and timberlands, excluding amounts attributable to business units acquired in business combinations accounted for by the purchase method.

    Corporate assets consist principally of cash, cash equivalents and marketable securities and, at December 31, 1993, investments in affiliates. At December 31, 1994, about one-third of corporate assets were held by NL. Valhi has a wholly-owned captive insurance company ("Valmont") registered in Vermont. Valmont's operations, which are not significant, are included in general expenses and other, net.

    At December 31, 1994, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $441 million.

NOTE 3 -  BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS:

    NL Industries, Inc (NYSE: NL). At the beginning of 1992, Valhi held 48% of NL's outstanding common stock and accounted for its interest in NL by the equity method during the three years in the period ended December 31, 1994. The Company's losses attributable to NL in 1993 include an $84 million first quarter charge for an "other than temporary" decline in the market value of NL common stock. Under current accounting rules, a market value writedown of an investment accounted for by the equity method is not reversed if the market value subsequently recovers.

    During 1994, Valhi purchased additional NL shares in market transactions for an aggregate of approximately $15 million, and thereby increased its direct ownership of NL to more than 50% in mid-December 1994. The Company accounted for such increase in its interest in NL by the purchase method (step purchase) and, accordingly, consolidated NL's financial position as of December 31, 1994 and will consolidate NL's results of operations and cash flows in 1995. NL's separate financial statements reflect a stockholders' deficit of approximately $293 million at December 31, 1994 and, accordingly, no minority interest in NL is reported in the Company's consolidated financial statements. Until such time as NL reports positive stockholders' equity, all changes in NL's reported stockholders' equity, including all undistributed income or loss, will accrue to the Company for financial reporting purposes.

    Tremont Corporation (NYSE: TRE). At the beginning of 1992, Valhi held 44% of Tremont's outstanding common stock and accounted for its interest in Tremont by the equity method during the three years in the period ended December 31, 1994. During 1992, Valhi purchased additional Tremont shares in market transactions for approximately $5 million, increasing its interest in Tremont to 48%. In December 1994, Valhi's Board of Directors declared a special dividend on its common stock of all of its 48% interest in Tremont (3.5 million Tremont shares). Valhi stockholders received approximately .03 (three one-hundreds) of a share of Tremont for each Valhi share held. The Distribution of Tremont common stock was accounted for as a spin-off (recorded at book value, net of tax). The Distribution is currently taxable for federal income tax purposes to both Valhi and Valhi stockholders based upon the aggregate fair market value ($11.19 per Tremont share) of the Tremont common stock distributed. The Company's equity in losses of Tremont's titanium metals operations, net of allocable income tax benefit (see Note 16), are reported as discontinued operations. The 1992 loss from such discontinued operations includes a $22 million pre-tax charge for market value impairment of Tremont common stock.

    Contran and certain of its subsidiaries, which hold approximately 90% of Valhi's outstanding common stock, received approximately 3.2 million Tremont shares in the Distribution (44% of Tremont's outstanding common stock), and may be deemed to control Tremont. Tremont holds 18% of NL's outstanding common stock and accounts for its interest in NL by the equity method due to the common control of Contran and certain of its subsidiaries. As discussed above, Valhi continues to own an interest in NL, and, accordingly, the Company's pro rata portion of Tremont's equity in NL is included, for all periods presented, in continuing operations as a component of the Company's equity in losses of NL prior to consolidation.

NOTE 4 -     MARKETABLE SECURITIES AND SECURITIES TRANSACTIONS:

                                                                                     DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                           $ 28,518       $ 25,165
  Global bond investments                                                                -            24,068

                                                                                     $ 28,518       $ 49,233

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                                                    $108,800       $103,243
  Other common stocks                                                                    -            12,284

                                                                                     $108,800       $115,527

    The global bond investments consist of fixed income government securities denominated in various currencies, and related currency forward and option contracts obtained to hedge exchange rate risk on the equivalent of approximately $7 million of bond principal amount denominated primarily in Deutsche marks and British pounds. Realized and unrealized gains and losses on trading securities, including related global bond investment currency gains and losses, are reported as a component of securities earnings. The amortized cost of the Company's portfolio of trading securities approximated $28.6 million and $50.4 million at December 31, 1993 and 1994, respectively.

    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $18.875 at December 31, 1994, or an aggregate market value of $103 million (cost $44 million). The Company's Dresser stock is exchangeable for the Company's LYONs at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. Prior to the January 1994 merger of Dresser and Baroid Corporation, in which each share of Baroid common stock was exchanged for .4 shares of Dresser common stock, Valhi held
13.7 million Baroid shares (quoted market price of $8.25 per share, or an aggregate of $112.8 million, at December 31, 1993). The other available-for-sale common stocks have an aggregate cost basis of $15.4 million at December 31, 1994.

NOTE 5 -     ACCOUNTS AND NOTES RECEIVABLE:

                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

Accounts receivable                                                                   $58,834       $198,511
Notes receivable                                                                        2,548          6,317
Accrued interest                                                                          592            591
Refundable income taxes                                                                   135          1,187
Allowance for doubtful accounts                                                          (974)        (4,434)

                                                                                      $61,135       $202,172
</TABLE
>
NOTE 6 -     INVENTORIES:


                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

Raw materials:
  Chemicals                                                                          $   -          $ 30,118
  Sugarbeets                                                                           51,689         86,868
  Building products                                                                    14,704         13,050
  Hardware products                                                                     1,034          1,313
  Fast food                                                                             1,329          1,426
                                                                                       68,756        132,775

In process products:
  Chemicals                                                                              -             7,654
  Refined sugar and by-products                                                        56,798         54,700
  Building products                                                                     1,450          1,481
  Hardware products                                                                     3,179          4,437
                                                                                       61,427         68,272

Finished products:
  Chemicals                                                                              -           113,276

  Refined sugar and by-products                                                       107,158        107,236
  Building products                                                                     1,260          2,711
  Hardware products                                                                     1,901          2,510
                                                                                      110,319        225,733

Supplies                                                                               35,623         71,317

                                                                                     $276,125       $498,097

    The current cost of LIFO inventories exceeded the net carrying value of such inventories by approximately $43 million and $37 million at December 31, 1993 and 1994, respectively. The effect of reductions in certain LIFO inventory quantities increased total operating income by $1.9 million in 1992, $.5 million in 1993 and $3.2 million in 1994.

NOTE 7 -     INVESTMENT IN AFFILIATES AND JOINT VENTURES:

                                                                                     DECEMBER 31,
                                                                                       1993            1994
                                                                                         (IN THOUSANDS)

Affiliates:
  NL Industries                                                                       $60,170       $   -
  Tremont                                                                              14,727           -

                                                                                      $74,897       $   -

Joint ventures:
  Ti02 manufacturing joint venture                                                    $  -          $185,122
  Other                                                                                  -             2,358

                                                                                      $  -          $187,480

    Affiliates. As a result of increasing its direct ownership of NL to more than 50% in December 1994, the Company now accounts for NL as a consolidated subsidiary. In addition, the Company distributed all of its interest in Tremont to Valhi stockholders in the form of a dividend declared in December 1994. See
Note 3. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for summarized financial information of NL prior to consolidation.

    Joint ventures.  A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or
"KLA") and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P.) that owns and operates a TiO2 plant in Louisiana. The joint venture has long-term debt which is collateralized by the partnership interests of the partners and substantially all of the assets of the joint venture. The long-term debt consists of two tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by the joint venture. The Company's tranche of the joint venture debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of such tranche. See Note 11.

    The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as TiO2 cost of sales while Kronos' share of the joint venture's interest expense is reported as a component of NL's interest expense.

    A summary balance sheet of the TiO2 manufacturing joint venture is shown below.

                                                                                              December 31,
                                                                                                  1994
              ASSETS                                                                         (In thousands)

Current assets                                                                                    $ 38,052
Other assets                                                                                         1,969
Property and equipment, net                                                                        344,806

                                                                                                  $384,827


   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                                                                  $ 88,715
  Tioxide tranche                                                                                   81,000
Other liabilities, primarily current                                                                12,355
                                                                                                   182,070

Partners' equity                                                                                   202,757

                                                                                                  $384,827

NOTE 8 -     NATURAL RESOURCE PROPERTIES AND OTHER NONCURRENT ASSETS:

                                                                                    DECEMBER 31,
                                                                                        1993           1994
                                                                                        (IN THOUSANDS)

Natural resource properties:
  Timber and timberlands                                                              $51,868        $53,114
  Mining properties                                                                      -            40,286

                                                                                      $51,868        $93,400

Other assets:
  Franchise fees and other intangible assets                                          $15,580        $27,831
  Deferred financing costs                                                              7,817         23,102
  Other                                                                                 9,126         14,078

                                                                                      $32,523        $65,011

NOTE 9 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                                                                $126,430       $146,638
  Other                                                                                36,908        120,409
                                                                                      163,338        267,047

Accrued liabilities:
  Employee benefits                                                                    17,657         50,929
  Sugar processing costs                                                               22,301         20,132
  Environmental costs                                                                   2,322         13,276
  Interest                                                                              3,987         11,363
  Miscellaneous taxes                                                                   1,586          9,080
  Other                                                                                12,337         52,866
                                                                                       60,190        157,646

                                                                                     $223,528       $424,693

NOTE 10 -    OTHER INCOME:

                                                                       YEARS ENDED DECEMBER 31,
                                                                            1992          1993         1994
                                                                                   (IN THOUSANDS)
Securities earnings:
  Dividends and interest                                                  $ 9,279       $ 5,211      $ 6,033
  Securities transactions                                                   2,113         1,167       (2,054)
                                                                           11,392         6,378        3,979
Business unit dispositions:
  Insurance gain on plant destroyed by fire                                 8,490          -            -
  Operations permanently closed                                            (5,000)          500         -
                                                                            3,490           500         -
Currency transactions, net                                                      1          (188)         911
Disposal of property and equipment                                            247           361          104
Other, net                                                                  8,411         5,807        4,754

                                                                          $23,541       $12,858      $ 9,748

    The 1992 insurance gain relates to Medite's veneer and chipping plant in Rogue River, Oregon, as insurance proceeds exceeded the net carrying value of the assets destroyed and cleanup costs. The aggregate insurance proceeds of $16.5 million included $10.9 million attributable to property loss and $5.6 million attributable to business interruption insurance, which was recognized as a component of operating income through August 1993. In 1992, Medite accrued a loss on its plywood business and related facilities permanently closed in January 1993, most of which related to the net carrying value of property and equipment in excess of estimated net realizable sales value. In 1993, Medite changed its estimate of the aggregate loss primarily because the auction sale proceeds of certain equipment exceeded the previously estimated net realizable value.

    Pro forma other income for 1994 (including NL) of $52.8 million includes $10 million of NL technology fee income and $23 million of NL litigation settlement gains.

NOTE 11 -    NOTES PAYABLE AND LONG-TERM DEBT:

                                                                                   DECEMBER 31,
                                                                                     1993             1994
                                                                                       (IN THOUSANDS)

Notes payable - Amalgamated:
  United States Government loans                                                   $ 75,518       $   79,893
  Bank credit agreements                                                             42,235           45,000

                                                                                   $117,753       $  124,893

Long-term debt:
  Valhi - Liquid Yield Option NotesTM ("LYONsTM")                                  $108,800       $  119,096

  NL Industries:
    Senior Secured Notes                                                               -             250,000
    Senior Secured Discount Notes                                                      -             116,409
    Deutsche mark bank credit facility (DM 397,610)                                    -             255,703
    Joint venture term loan                                                            -              88,715
    Rheox bank term loan                                                               -              67,500
    Other                                                                              -              11,322
                                                                                       -             789,649

  Amalgamated - bank term loan                                                       15,000           26,000

  Valcor:
    Valcor - Senior Notes                                                           100,000          100,000
    Medite:

      Bank term loans                                                                62,700           89,411
      Bank working capital facilities                                                 6,741            8,802
      Other                                                                           4,595            4,360
                                                                                     74,036          102,573
    Other:
      Sybra bank credit agreements                                                   13,387            5,500
      Sybra capital lease obligations                                                 7,174            6,321
      National Cabinet Lock                                                             179              140
                                                                                     20,740           11,961
                                                                                    318,576        1,149,279
  Less current maturities                                                            16,086           62,625

                                                                                   $302,490       $1,086,654


    Valhi. The zero coupon Senior Secured LYONs, $379 million principal amount at maturity in October 2007, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by Valhi. The LYONs are redeemable at the option of the holder in October 1997 or October 2002 at $404.84 or $636.27, respectively, per $1,000 principal amount (the issue price plus accrued OID through such purchase dates). Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods. At December 31, 1993 and 1994, the net carrying value of the LYONs per $1,000 principal amount at maturity was $287 and $314, respectively, and the quoted market price was $330 and $320, respectively.

    The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Dresser shares.

    Valhi has a $20 million revolving bank credit facility which matures in October 1996, generally bears interest at LIBOR plus 1% and is collateralized by all of the outstanding common stock of Amalgamated. At December 31, 1994, the full amount of the facility was available for borrowing.

    NL Industries. NL's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "NL Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective NL Notes (the "NL Mirror Notes"). The 11.75% Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox.

    The 11.75% Notes and the 13% Discount Notes are redeemable, at NL's option, after October 2000 and October 1998, respectively, except that up to one-third of the aggregate principal amount of the 13% Discount Notes are redeemable (at 113% of the accreted value) upon any NL common stock offering, as defined, prior to October 1996. For redemptions, other than redemptions pursuant to any NL common stock offering, the redemption prices range from 101.5% (starting October
2000) declining to 100% (after October 2001) of the principal amount for the 11.75% Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the 13% Discount Notes. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the NL Notes at 101% of the principal amount of the 11.75% Notes and 101% of the accreted value of the 13% Discount Notes. The NL Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of its assets to, another entity. The 13% Discount Notes do not require cash interest payments for the first five years. At December 31, 1994, the net carrying value of the 13% Discount Notes per $1,000 principal amount of maturity was $621 (quoted market price - $613) and the quoted market price of the 11.75% Notes was $988 per $1,000 principal amount.

    The DM credit facility consists of a DM 398 million term loan due from 1997 to 1999 and a DM 250 million revolving credit facility due no later than 2000. Borrowings bear interest at DM LIBOR plus 1.625% (6.9% at December 31, 1994). NL and Kronos have agreed, under certain circumstances, to provide KII with up to DM 125 million through January 1, 2001. The DM credit facility is collateralized by pledges of the stock of certain KII subsidiaries.

    Borrowings under KLA's tranche of the joint venture term loan bear interest at LIBOR plus 1.625% (8.125% at December 31, 1994) and are repayable in quarterly installments through September 2000. See Note 7.

    Rheox has a credit agreement providing for a seven-year term loan due in quarterly installments through December 1997 and a $15 million revolving credit/letter of credit facility due September 1995. Borrowings bear interest, at Rheox's option, at prime rate plus 1.5% or LIBOR plus 2.5% (9.0% at December 31, 1994), and are collateralized principally by the stock of Rheox and its U.S. assets.

    At December 31, 1994, unused lines of credit available for borrowings under the Rheox U.S. facility and under non-U.S. NL subsidiary credit facilities approximated $14 million and $195 million, respectively. Approximately $80 million (DM 125 million) of such non-U.S. amount is available only to (i) permanently reduce the DM term loan or (ii) pay certain future German income tax assessments.

    Amalgamated. The United States Government loans are made under the sugar price support loan program, which program extends through the 1997 crop year ending September 30, 1998. These short-term nonrecourse loans are collateralized by refined sugar inventories and are payable at the earlier of the date the refined sugar is sold or upon maturity. At December 31, 1994, the weighted average interest rate on Government loans was 6.0% (1993 - 3.4%).

    Amalgamated's principal bank credit agreement (the "Sugar Credit Agreement") provides for a revolving credit facility in varying amounts up to $75 million, with advances based upon formula-determined amounts of accounts receivable and inventories, and a term loan. Borrowings under the revolving credit facility bear interest, at Amalgamated's option, at the prime rate or LIBOR plus 1.25% and mature not later than September 30, 1996. The term loan bears interest, at Amalgamated's option, at the prime rate plus .25% or LIBOR plus 1.5% and matures in July 1998. The Sugar Credit Agreement may be terminated by the lenders in the event the sugar price support loan program is abolished or materially and adversely modified, and borrowings are collateralized by substantially all of Amalgamated's assets. Amalgamated also has a $5 million unsecured line of credit with the agent bank for the Sugar Credit Agreement. At December 31, 1994, the weighted average interest rate on Amalgamated's outstanding bank borrowings was 7.7% (1993 - 4.9%).

    At December 31, 1994, unused credit available to Amalgamated under its bank credit agreements and the sugar price support loan program aggregated approximately $22 million.

    Valcor. Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a change of control of Valcor, as defined, Valcor would be required to make an offer to purchase the Valcor Notes at 101% of principal amount. At December 31, 1994, the quoted market price of the Valcor Notes per $1,000 principal amount was $896 (1993 - $1,008). The indenture governing the Valcor Notes, among other things, limits dividends and additional indebtedness, and prohibits Valcor from co-investing with affiliates.

    Medite.  Medite's U.S. bank credit agreement (the "Timber Credit
Agreement") provides for (i) term loan financing ($67 million at December 31,
1994) due in annual installments of $8 million through 1999 with the balance due in 2000, and (ii) a $15 million revolving working capital facility ($2 million outstanding at December 31, 1994) through September 1996. Borrowings generally bear interest at rates 1.5% to 2% over LIBOR, are collateralized by Medite's timber and timberlands, and borrowings under the working capital facility are also collateralized by Medite's U.S. receivables and inventories. Medite has entered into interest rate swaps to effectively fix the interest rate on $26 million of the term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. The Company is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although it does not anticipate nonperformance by such parties. See Note 15.

    Medite's Irish subsidiary, Medite of Europe Limited, has bank credit agreements providing for (i) a $22.4 million bank term loan repayable in installments from 1995 through 2000 and (ii) a $12 million multi-currency revolving working capital facility through April 1996. Borrowings under both facilities ($29.2 million at December 31, 1994) are collateralized by substantially all of Medite/Europe's assets. The term loan bears interest at a weighted average fixed rate of 8.4% while borrowings under the revolving facility bear interest at rates based upon LIBOR.

    At December 31, 1994, the weighted average interest rates on Medite's outstanding U.S. and non-U.S. bank borrowings, including the effect of the interest rate swaps discussed above, were 7.8% and 7.9%, respectively, (6.3% and 6.7%, respectively, at December 31, 1993). Amounts available for borrowing under the existing bank credit facilities aggregated approximately $12 million at December 31, 1994.

    Other Medite indebtedness consists principally of a State of Oregon term loan that matures in monthly installments through March 2008, bears interest at 6.9% and is collateralized by certain property and equipment.

    Other Valcor. Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $21 million with interest generally at LIBOR plus 1.25%. Borrowings under these agreements mature July 1996, subject to renewal through July 1997. At December 31, 1993 and 1994, the weighted average interest rate on outstanding revolving borrowings was 4.7% and 7.7%, respectively. Amounts available for borrowing aggregated approximately $15.5 million at December 31, 1994. Future minimum payments under Sybra's capital lease obligations at December 31, 1994, including amounts representing interest, are approximately $1.5 million in each of the next four years and an aggregate of $4.5 million thereafter.

    National Cabinet Lock has a Canadian bank credit agreement which currently provides for approximately $6 million of U.S. or Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of National Cabinet Lock's Canadian assets. At December 31, 1994, the full amount of these facilities was available for borrowing.

    Aggregate maturities of long-term debt at December 31, 1994

YEARS ENDING DECEMBER 31,                                                                       AMOUNT
                                                                                            (IN THOUSANDS)

  1995                                                                                          $   63,343
  1996                                                                                              77,645
  1997                                                                                             274,079
  1998                                                                                             118,792
  1999                                                                                             140,723
  2000 and thereafter                                                                              584,191
                                                                                                 1,258,773

  Less:
    Unamortized Valhi LYONs OID                                                                     34,355
    Unamortized NL Senior Secured Discount Notes OID                                                71,091
    Amounts representing interest on capital leases                                                  4,048

                                                                                                $1,149,279

    The LYONs are reflected in the above table as due October 1997, the first of the two dates they are redeemable at the option of the holder, at the aggregate redemption price on such date of $153.5 million ($404.84 per $1,000 principal amount at maturity in October 2007).

    Other. In addition to the NL Notes and the Valcor Notes discussed above, credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1994, the restricted net assets of consolidated subsidiaries approximated $125 million.

NOTE 12 - OTHER NONCURRENT LIABILITIES:

                                                                                     DECEMBER 31,
                                                                                        1993           1994
                                                                                         (IN THOUSANDS)

Insurance claims and expenses                                                         $ 5,141        $18,155
Employee benefits                                                                       1,874         15,440
Deferred technology fee income                                                           -            18,305
Other                                                                                   2,498          4,990

                                                                                      $ 9,513        $56,890

NOTE 13 - EXTRAORDINARY ITEMS:

                                                                       YEARS ENDED DECEMBER 31,
                                                                           1992          1993          1994
                                                                                  (IN THOUSANDS)

Prepayments of Valhi 121/2% Notes                                       $(9,511)     $ (7,749)     $   -
Income tax benefit                                                         3,234         2,712          -
                                                                          (6,277)       (5,037)         -

Equity in NL's prepayments of indebtedness                                  -          (15,928)         -
Deferred income tax benefit                                                 -            5,575          -
                                                                            -          (10,353)         -

  Extraordinary loss                                                     $(6,277)     $(15,390)     $   -


    Funds for the prepayment of $235 million principal amount of Valhi 121/2% Senior Subordinated Notes during 1992 and 1993 were provided in part from net proceeds of the LYONs ($95 million), Medite's Timber Credit Agreement ($60 million) and Valcor's Senior Notes ($50 million).

NOTE 14 - STOCKHOLDERS' EQUITY:

                                                                     SHARES OF COMMON STOCK
                                                                   ISSUED     TREASURY       OUTSTANDING
                                                                                (IN THOUSANDS)

Balance at December 31, 1991                                       124,105         (10,235)         113,870

Issued                                                                 185              24              209
Other                                                                 -                (26)             (26)


Balance at December 31, 1992                                       124,290         (10,237)         114,053

Issued                                                                 145              55              200

Balance at December 31, 1993                                       124,435         (10,182)         114,253

Issued                                                                  40              32               72
Other                                                                 -                 73               73

Balance at December 31, 1994                                       124,475         (10,077)         114,398

    Common stock issued includes 15,500 shares in 1992, 47,800 in 1993 and 20,000 shares in 1994 to pay accrued employee benefits of $87,000, $239,000 and $98,000, respectively.

    Treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. Under Delaware Corporation Law, all shares held by a majority-owned company are considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

    Options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of qualified incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. Up to nine million shares of Valhi common stock may be issued pursuant to this plan. Options are granted at a price not less than 85% of fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. At December 31, 1994, approximately 100,000 shares restricted for periods up to 18 months are included in outstanding shares. No stock appreciation rights have been granted.

    Pursuant to Valhi's Non-Employee Director Stock Option Plan, options to purchase 2,000 shares of Valhi common stock are automatically granted once a year to each non-employee director of Valhi. Options are granted at a price equal to the fair market value on the date of grant, vest one year from the date of grant and expire five years from the date of grant. Up to 50,000 shares of Valhi common stock may be issued pursuant to this plan.

                                                                                                     AMOUNT
                                                                             EXERCISE                PAYABLE
                                                                             PRICE PER                UPON
                                                                  SHARES      SHARE                 EXERCISE
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)

Outstanding at December 31, 1991                                   3,948            3.51-15.00       $31,308

Granted                                                                8                  5.50            44
Cancelled                                                            (46)           5.00-15.00          (393)

Outstanding at December 31, 1992                                   3,910            3.51-15.00        30,959

Granted                                                              620                  5.00         3,102
Exercised                                                             (5)                 3.61           (18)
Cancelled                                                             (1)                 3.51            (3)

Outstanding at December 31, 1993                                   4,524            3.51-15.00        34,040

Granted                                                            2,308            5.21- 6.89        13,520
Exercised                                                            (40)           3.51- 5.63          (172)
Cancelled                                                         (1,456)           5.00-12.50        (7,724)


Outstanding at December 31, 1994                                   5,336           $5.00-15.00       $39,664


    At December 31, 1994, options to purchase 3.4 million Valhi shares were exercisable (1.1 million shares at prices lower than the December 31, 1994 market price of $7.63 per share), options to purchase 1 million shares are scheduled to become exercisable in 1995, and an aggregate of 2.9 million shares were available for future grants. During 1994, options to purchase 1.4 million shares at fixed prices ranging from $5.21 to $6.89 per share were granted in exchange for cancellation of an equal number of options previously granted at prices ranging from $5.00 to $5.50 per share, which prior options contained a formula-based annual exercise price increase.

NOTE 15 - FINANCIAL INSTRUMENTS:

                                                                              DECEMBER 31,
                                                                      1993                     1994
                                                              CARRYING       FAIR      CARRYING      FAIR
                                                                AMOUNT       VALUE       AMOUNT      VALUE
                                                                            (IN MILLIONS)

Cash and cash equivalents                                       $ 22.2       $ 22.2      $170.7     $170.7
Marketable securities:
  Trading securities                                              28.5         28.5        49.2       49.2
  Available-for-sale securities                                  108.8        112.8       115.5      115.5

Notes payable and long-term debt (excluding
 capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs                                                 $108.8       $125.1      $119.1     $121.3
    NL Senior Secured Notes                                        -            -         250.0      247.1
    NL Senior Secured Discount Notes                               -            -         116.4      114.8
    Valcor Senior Notes                                          100.0        100.8       100.0       89.6
  Medite debt with rates fixed via interest rate swaps            26.0         26.1        26.0       23.3
  Other fixed-rate debt                                            6.3          6.3        26.8       26.0
  Variable rate debt                                             187.9        187.9       630.4      630.4

Minority interest in NL Industries common stock                    N/A          N/A      $  -       $314.9

Valhi common stockholders' equity                               $207.5       $540.9      $198.4     $872.3


    Fair values of marketable securities and publicly traded debt are based upon quoted market prices. See Notes 4 and 11. The fair value of the 48% minority interest in NL Industries and of Valhi's common stockholders' equity are based upon quoted market prices for NL common stock (1994 - $12.63 per share) and Valhi common stock (1994 - $7.63 per share; 1993 - $4.88 per share).

    The fair value of debt on which interest rates have been effectively fixed through the use of interest rate swaps is deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note 11. Fair values of Medite's interest rate swaps are estimated to be a $.1 million payable at December 31, 1993 and a $2.7 million receivable at December 31, 1994, representing the estimated amounts Medite would pay or receive if it terminated the swap agreements at those dates, and are based upon quotes obtained from the counter party financial institution. Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

    Medite entered into certain forward currency contracts to eliminate exchange rate fluctuation risk on the equivalent of approximately $1 million of equipment purchase commitments denominated principally in Deutsche marks ($4 million at December 31, 1993). Such currency forward contracts effectively fixed the U.S. dollar cost of the related equipment. At December 31, 1993 and 1994, the fair value of such currency contracts, estimated by obtaining quotes from the counter party financial institutions, approximated the contract amount.

NOTE 16 - INCOME TAXES:

                                                                          YEARS ENDED DECEMBER 31,
                                                                               1992        1993        1994
                                                                                     (IN MILLIONS)
Components of income (loss) from continuing
 operations before taxes:
  United States:
    Contran Tax Group:
      Consolidated companies                                                  $ 21.9     $  32.8      $ 29.7
      Dividends from NL                                                          8.7         -           -
                                                                                30.6        32.8        29.7
    Undistributed equity in NL prior to
     consolidation                                                             (46.1)     (136.4)      (25.1)
                                                                               (15.5)     (103.6)        4.6
  Non-U.S. subsidiaries                                                         13.4        16.5        24.5

                                                                              $ (2.1)    $ (87.1)     $ 29.1

Expected tax expense (benefit), at U.S. federal
 statutory income tax rate of 35% (34% in 1992)                               $  (.7)    $ (30.5)     $ 10.2
Non-U.S. tax rates                                                              (1.8)       (1.8)       (2.4)
U.S. state income taxes, net                                                     1.7         1.8          .9
Incremental U.S. tax and rate differences on equity
 in earnings of non-tax group companies                                          1.0         3.6         1.7
Rate change adjustment of deferred taxes                                         -           (.1)        -
Other, net                                                                      (1.5)        (.8)        (.9)

                                                                              $ (1.3)    $ (27.8)     $  9.5
Components of income tax expense (benefit):
  Currently payable:
    U.S. federal                                                              $  6.9     $  12.1      $ 10.7
    U.S. state                                                                   2.8         2.6         1.2
    Non-U.S.                                                                     2.2         4.3         4.9
                                                                                11.9        19.0        16.8
  Deferred income taxes, principally U.S.                                      (13.2)      (46.8)       (7.3)

                                                                              $ (1.3)    $ (27.8)     $  9.5

Comprehensive provision for income tax expense
 (benefit) allocable to:
  Pre-tax income                                                              $ (1.3)    $ (27.8)     $  9.5
  Discontinued operations                                                      (11.9)       (2.6)       (4.3)
  Extraordinary items                                                           (3.2)       (8.3)        -
  Stockholders' equity, principally deferred taxes
   allocable to adjustments components                                          (3.5)       (4.9)         .5

                                                                              $(19.9)    $ (43.6)     $  5.7

    Changes in deferred income taxes related to adoption of new accounting standards is disclosed in Note 17.

    The components of the net deferred tax liability are summarized in the following table. At December 31, 1994, all of the deferred tax valuation allowance relates to NL tax jurisdictions, principally the U.S. and Germany.

                                                                                  DECEMBER 31,
                                                                           1993                 1994
                                                                   ASSETS  LIABILITIES  ASSETS   LIABILITIES
                                                                                  (IN MILLIONS)

Tax effect of temporary differences relating to:
  Inventories                                                       $  .1     $ (8.8)   $   4.3    $ (11.8)
  Marketable securities                                               -        (23.5)       -        (18.5)

  Natural resource properties                                         -        (11.3)       -        (18.3)
  Property and equipment                                              -        (16.3)        .4     (186.2)
  Accrued OPEB cost                                                   7.2        -         32.3        -
  Accrued environmental liabilities and other deductible
   differences                                                       14.5        -         90.8        -
  Other taxable differences                                           -        (17.2)       -       (178.5)
  Investments in subsidiaries and affiliates not
   members of the consolidated tax group                             78.8        -         78.7      (22.0)
  Non-U.S. tax loss and credit carryforwards                           .1        -        163.1        -
Valuation allowance                                                   -          -       (164.5)       -
    Adjusted gross deferred tax assets (liabilities)                100.7      (77.1)     205.1     (435.3)
Netting of items by tax jurisdiction                                (72.9)      72.9     (200.0)     200.0
                                                                     27.8       (4.2)       5.1     (235.3)
Less net current deferred tax asset (liability)                        .1       (2.5)       2.3       (8.5)

    Net noncurrent deferred tax asset (liability)                  $ 27.7     $ (1.7)   $   2.8   $ (226.8)


    The Contran Tax Group is undergoing examinations of certain of its income tax returns, and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain tax assessment reports which had proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million), including interest, on a tentative basis. The examination of NL's German income tax returns is continuing and additional substantial proposed tax deficiency assessments are expected. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($64 million at December 31, 1994) lien on its Nordenham, Germany TiO2 plant, and may be required to provide additional security in favor of the German tax authorities until any assessments proposing tax deficiencies are resolved. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. NL expects to make examination settlement payments aggregating $20 million in 1995.

    At December 31, 1994, NL had approximately $300 million of non-U.S. income tax loss carryforwards with no expiration dates, primarily in Germany. As a result of NL's German tentative tax refunds and redetermination of prior year's U.S. tax liabilities, NL does not anticipate having any net operating loss or alternative minimum tax credit carryforwards for U.S. federal income tax purposes at December 31, 1994.

NOTE 17 -    CHANGES IN ACCOUNTING PRINCIPLES:

    Marketable securities (SFAS No. 115). Early compliance with SFAS No. 115 was elected effective December 31, 1993. The amounts attributable to the Company's investment in affiliates consist of the Company's equity in the respective amounts reported by NL and Tremont.

                                                                                  AMOUNT REFLECTED IN
                                                                                                 EQUITY
                                                                                  EARNINGS      COMPONENT
                                                                                         (IN THOUSANDS)

Increase (decrease) in net assets at December 31, 1993:
  Marketable securities                                                                $ -          $ 64,550
  Investment in affiliates                                                               661            (661)

  Deferred income taxes                                                                 (232)        (22,361)

                                                                                       $ 429        $ 41,528

    OPEB (SFAS No. 106) and income taxes (SFAS No. 109). Both SFAS No. 106 and SFAS No. 109 were adopted as of January 1, 1992, SFAS No. 109 was applied prospectively and immediate recognition of the OPEB transition obligation was elected. The amounts attributable to the Company's investments in affiliates consist of the Company's equity in the respective historical amounts reported by NL and Tremont and applicable adjustment of the Company's purchase accounting basis differences originally recorded net-of-tax at rates differing from current rates.

                                                                                             AMOUNT
                                                                                        (IN THOUSANDS)

Increase (decrease) in net assets at January 1, 1992:
  Inventories                                                                                    $  2,629
  Timber and timberlands                                                                            8,606
  Investment in affiliates                                                                        (74,107)
  Franchise fees and other intangible assets                                                        5,647
  Property and equipment                                                                           (1,696)
  Accrued OPEB cost                                                                               (16,965)
  Deferred income taxes, net                                                                        6,112

                                                                                                 $(69,774)

NOTE 18 - EMPLOYEE BENEFIT PLANS:

Company-sponsored plans

    The Company maintains various defined benefit and defined contribution pension plans covering substantially all full-time employees. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements.

    Defined contribution plans. A majority of the Company's full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas, and certain of such employees also participate in Valhi's noncontributory unleveraged Employee Stock Ownership Plan. At December 31, 1994, 186,000 shares of Valhi common stock were held by the ESOP, all of which were allocated to participants. The Company's expense related to the savings plans and the ESOP approximated $2.4 million in 1992, $2.6 million in 1993 and $2.8 million in 1994. Pro forma defined contribution plan expense for 1994 (including NL) was $3 million.

    Defined benefit plans. The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. The rates used in determining the actuarial present value of benefit obligations were (i) discount rate - 8.5% (1993 - 7.5%), and (ii) rate of increase in future compensation levels - nil to 6% (1993 - 4% to 5%). The expected long-term rates of return on assets used ranged from 7.5% to 10%. Approximately 10% of the aggregate plan assets at December 31, 1994 (1993 - 50%) consist of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates, including Contran and certain Contran affiliates. Other plan assets are primarily investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts. Assets of the combined investment fund are primarily investments in corporate equity and debt securities, short-term cash investments and notes collateralized by residential and commercial real estate. All of the plans for which assets are less than the accumulated benefit obligation at December 31, 1994 relate to NL's plans, approximately 60% of which unfunded amount relates to non-U.S. NL plans.

    SFAS No. 87, "Employers' Accounting for Pension Costs" requires that an additional pension liability be recognized when the unfunded accumulated pension benefit obligation exceeds the unfunded accrued pension liability. Variances from actuarially assumed rates, including the rate of return on pension plan assets, will result in additional increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. The adjustment required to recognize minimum liability relates to NL's plans.

                                                                PLAN ASSETS EXCEED       ACCUMULATED BENEFITS
                                                               ACCUMULATED BENEFITS       EXCEED PLAN ASSETS
                                                                   DECEMBER 31,              DECEMBER 31,
                                                                 1993        1994          1993       1994
                                                                               (IN THOUSANDS)

Actuarial present value of benefit obligations:
  Vested benefits                                               $35,141    $ 77,519       $  -      $132,419
  Nonvested benefits                                              4,134       7,136          -         2,155

  Accumulated benefit obligations                                39,275      84,655          -       134,574
  Effect of projected salary increases                           10,315      15,146          -        19,620

  Projected benefit obligations ("PBO")                          49,590      99,801          -       154,194
Plan assets at fair value                                        46,040     112,657          -       108,377

Plan assets over (under) PBO                                     (3,550)     12,856          -       (45,817)
Unrecognized net loss (gain) from experience different from
 actuarial assumptions                                            7,526       9,056          -       (32,808)
Unrecognized prior service cost (credit)                            938       3,959          -        (3,255)
Unrecognized net obligations (assets) being amortized
 over periods of 9 to 18 years                                     (140)       (440)         -         2,606
Adjustment required to recognize minimum liability                 -           -             -        (1,635)

Total prepaid (accrued) pension cost                              4,774      25,431          -       (80,909)
Current portion and reclassifications, net                           90        (935)         (110)     4,565

    Noncurrent prepaid (accrued) pension cost                   $ 4,864    $ 24,496       $  (110)  ( 76,344)


                                                                       YEARS ENDED DECEMBER 31,
                                                                           1992          1993          1994
                                                                                  (IN THOUSANDS)

Net periodic pension cost:
  Service cost benefits                                                  $ 2,435       $ 2,291       $ 2,517
  Interest cost on PBO                                                     3,074         3,467         3,744
  Actual return on plan assets                                            (1,978)       (6,012)        1,253
  Net amortization and deferral                                           (1,848)        1,766        (5,739)

                                                                         $ 1,683       $ 1,512       $ 1,775

    Pro forma 1994 net periodic pension cost (including NL) approximated $8 million. The 1992 loss related to the permanent closure of the Company's plywood operations (see Note 10) includes a pension curtailment loss of $.6 million.

    Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Under plans currently in effect, some currently active employees of NL, Amalgamated and Medite may become eligible for postretirement health care benefits if they reach retirement age while working for the applicable subsidiary. In 1989, NL began phasing out such benefits for currently active U.S. employees over a ten-year period. The majority of NL retirees, and substantially all Amalgamated and Medite retirees, are required to contribute a portion of the cost of their benefits. Certain current and future NL retirees are eligible for reduced health care benefits at age 65, and certain current and all future retirees of Amalgamated and Medite either cease to be eligible for health care benefits at age 65 or are thereafter eligible only for limited benefits. Medical claims are funded as incurred, net of any contributions by the retirees.

    The components of the periodic OPEB cost and accumulated OPEB obligation are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1994, were (i) discount rate
- - 8.5% (1993 - 7.5%), (ii) rate of increase in future compensation levels - 4% to 6% (1993 - 4% to 4.5%), (iii) expected return on plan assets - 9% and (iv) rate of increase in future health care costs - 12.5% to 14% in 1995, gradually declining to 5% to 6% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $200,000 in 1994, and the actuarial present value of accumulated OPEB obligations at December 31, 1994 would have increased $3.4 million. At December 31, 1994, about 80% of the Company's aggregate accrued OPEB cost relates to NL, and substantially all of the remainder relates to Amalgamated. Pro forma 1994 OPEB cost (including NL) approximated $4 million.

                                                                       YEARS ENDED DECEMBER 31,
                                                                           1992          1993          1994
                                                                                  (IN THOUSANDS)

Service cost benefits earned during the year                              $  498        $  527        $  499
Interest cost on accumulated OPEB obligation                               1,279         1,139         1,117
Net amortization and deferral                                               -              (86)         (110)

                                                                          $1,777        $1,580        $1,506


                                                                                     DECEMBER 31,
                                                                                        1993           1994
                                                                                         (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligations:
  Retiree benefits                                                                    $ 8,006        $58,586
  Other fully eligible active plan participants                                         1,876          4,357
  Other active plan participants                                                        5,527          6,543
                                                                                       15,409         69,486
Plan assets at fair value                                                                -             7,217
                                                                                       15,409         62,269
Unrecognized net gain from experience different
 from actuarial assumptions                                                             3,150         13,403
Unrecognized prior service credit                                                        -            13,672

Total accrued OPEB cost                                                                18,559         89,344
Less current portion                                                                      854          6,044

  Noncurrent accrued OPEB cost                                                        $17,705        $83,300

Multiemployer pension plans

    A small minority of the Company's employees are covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions to multiemployer plans based upon collectively-bargained agreements were $95,000 in 1992, $53,000 in 1993 and $47,000 in 1994. Based upon information provided by the multiemployer plans' administrators, the Company's share of such plans' unfunded vested benefits is not significant.

NOTE 19 - RELATED PARTY TRANSACTIONS:

    The Company may be deemed to be controlled by Harold C. Simmons (see
Note 1). Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. While no transactions of the type described above are planned or proposed with respect to the Company (except as otherwise set forth in this Annual Report on Form 10-K), the Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.

    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Receivables from affiliates at December 31, 1994 include $5.3 million of refundable income taxes due from Contran. Payables to affiliates at December 31, 1994 include $6.5 million payable to Louisiana Pigment Company, primarily for the purchase of TiO2 (see Note 7), and $4.8 million payable to Tremont related to NL's Insurance Sharing Agreement discussed below.

    Loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $405,000 in 1992, $73,000 in 1993 and $398,000 in 1994 and related party interest expense was nil in 1992, $39,000 in 1993 and nil in 1994.

    Contran has an $18 million bank credit agreement which includes a $10 million letter of credit facility. Pursuant to such agreement, Contran may authorize the banks to issue letters of credit on behalf of Valmont ($.6 million outstanding at December 31, 1994). Obligations under this Contran credit agreement are collateralized by certain securities held by Contran.

    Under the terms of Intercorporate Services Agreements ("ISAs") with
Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged to the Company were approximately $1.2 million in each of 1992 and 1993 and $40,000 in 1994. In addition, Contran ISA fees charged to NL and Tremont for 1994 approximated $400,000 and $100,000, respectively. Charges from corporate related parties for services provided in the ordinary course of business were less than $250,000 in each of the past three years. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

    NL and Tremont are parties to ISAs with Valhi whereby Valhi provides certain management, financial and administrative services to NL and Tremont on a fee basis. Fees charged to NL and Tremont pursuant to these agreements aggregated $1.8 million in 1992, $1.0 million in 1993 and $.4 million in 1994.

    NL and a wholly-owned insurance subsidiary of Tremont that was a subsidiary of NL prior to 1988 ("TRE Insurance"), are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by TRE Insurance that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by TRE Insurance under certain reinsurance contracts. Also, TRE Insurance will credit NL with respect to certain underwriting profits or credit recoveries that TRE Insurance receives from independent reinsurers that relate to retained liabilities.

    In conjunction with the issuance of the LYONs in October 1992, Valhi purchased 1.7 million shares of Baroid common stock from Contran at the then-current market price of $6.375 per share.

    COAM Company is a partnership, formed prior to 1991, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1994, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $8 million over the next 10 years and the Cancer Research Agreement, as amended, provides for funds of up to $19 million over the next 16 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. The Company's contributions to COAM were approximately $1.7 million in 1992 and $2 million in each of 1993 and 1994.

NOTE 20 - COMMITMENTS AND CONTINGENCIES:

Legal proceedings

    Lead pigment litigation. Since 1987, NL, other past manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

    The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, which was permitted for interior residential use in the United States until 1973, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

    NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. NL has not accrued any amounts for the pending lead pigment litigation. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

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

    Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priority List. These actions seek cleanup costs and/or damages for personal injury or property damage. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1994, NL had accrued $87 million in respect of those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

    Certain other information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Chemicals" of this Annual Report on Form 10-K.

    At December 31, 1994, the Company has also accrued approximately $3 million in respect of non-NL environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.

    Other litigation.  In January 1990, an action was filed in the United
States District Court for the Southern District of Ohio against NLO, Inc., a subsidiary of NL, and NL on behalf of a putative class of former NLO employees and their families and former frequenters and invitees of the Feed Materials Production Center ("FMPC") in Ohio (Day, et al. v. NLO, Inc., et al., No. C-1-90-067). The FMPC is owned by the United States Department of Energy (the "DOE") and was formerly managed under contract by NLO. The complaint seeks damages for, among other things, emotional distress and damage to personal property allegedly caused by exposure to radioactive and/or hazardous materials at the FMPC and punitive damages. This action was certified as a class action by the court. In July 1994, the parties reached a settlement agreement pursuant to which the DOE would pay all costs of the settlement and NL and NLO were released.

    During 1994, the Company and the plaintiffs in the 1987 pension-related litigation (Holland, et al. v. Valhi, Inc., et al., No. 87-C-968G) agreed to settle the case for $625,000, including attorney fees and interest. The U.S. District Court for the District of Utah has given preliminary approval to the settlement and authorized the sending of a settlement notice to all class members. A final hearing is scheduled for March 24, 1995, at which time the District Court is expected to grant formal approval to the settlement.

    In November 1992, a complaint was filed in the U.S. District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. The hearing on the Company's motion to dismiss and/or for partial summary judgment has been continued. This litigation is similar in some respects to Holland et al. described above and the Company believes it has adequately accrued for the estimated effect of the ultimate resolution of this matter.

    In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with Tremont's agreement to purchase 7.8 million NL common shares from Valhi. In addition to Tremont, the complaint names as defendants the members of Tremont's board of directors and Valhi. The complaint alleges, among other things, that Tremont's purchase of the NL shares constitutes a waste of Tremont's assets and that Tremont's board of directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to Tremont for injuries allegedly suffered as a result of the defendants' wrongful conduct. Valhi believes, and understands that Tremont and the other defendants believe, that the action is without merit. Valhi has denied, and understands that Tremont and the other defendants have denied, all allegations of wrongdoing and liability and intends to defend the action vigorously. The defendants moved to dismiss the complaint on the ground that the plaintiff lacks standing to pursue this action, which motion was denied. Discovery is proceeding and a May 1995 trial date has been set.

    In addition to the litigation described above, the Company is also involved in various other environmental, contractual, product liability and other claims and disputes incidental to its present and former businesses. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Concentrations of credit risk. Sales of TiO2 account for approximately 90% of NL's sales. TiO2 is sold to the paint, paper and plastics industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 5,000 customers, none of which represents a significant portion of NL's sales. In 1994, approximately 50% of NL's TiO2 sales by volume were to Europe with approximately 36% attributable to North America.

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

    Medite's sales are made primarily to wholesalers of building materials located principally in North America and Europe. In each of the past three years, Medite's ten largest customers accounted for approximately one-fourth of its sales with at least seven of such customers in each year located in the U.S.

    National Cabinet Lock's sales are primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, National Cabinet Lock's ten largest customers accounted for approximately one-third of its sales with at least seven of such customers in each year located in the U.S.

    Sybra's approximately 160 Arby's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

    At December 31, 1994, consolidated cash and cash equivalents includes $80 million invested in U.S. Treasury securities purchased under short-term agreements to resell, of which $73 million are held in trust for the Company by a single U.S. bank.

    Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated.
Under a separate supplies and services agreement, which expired in 1991 and to which an extension through 2011 has been agreed in principle, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Kronos and the lessor are continuing discussions regarding a definitive agreement for the extension of the supplies and services agreement. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility.

    The Company also leases various fast food retail and other manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market values. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases.

    Net rent expense approximated $6 million in each of the last three years (pro forma 1994 including NL - $14 million). Contingent rentals based upon gross sales of individual fast food restaurants were less than 10% of total rent expense in each of the past three years. At December 31, 1994, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

YEARS ENDING DECEMBER 31,                                                 REAL ESTATE           EQUIPMENT
                                                                                  (IN THOUSANDS)

  1995                                                                          $ 6,787             $ 1,815
  1996                                                                            6,076               1,295
  1997                                                                            5,230                 724
  1998                                                                            4,477                 371
  1999                                                                            3,478                 116
  2000 and thereafter                                                            23,025                  17
                                                                                 49,073               4,338
  Less minimum rentals due under noncancellable
   subleases                                                                      1,559                -

      Net minimum commitments                                                   $47,514             $ 4,338


    Capital expenditures. At December 31, 1994, the estimated cost to complete capital projects in process approximated $74 million, including $56 million related to environmental protection and improvement programs and productivity-enhancing equipment at certain of NL's TiO2 facilities and $14 million for productivity-enhancing equipment at Amalgamated.

    Timber cutting contracts. Deposits are made on timber cutting contracts with public and private sources from which Medite obtains a portion of its timber requirements. Medite records only the cash deposits and advances on these contracts because it does not obtain title to the timber until it has been harvested. At December 31, 1994, timber and log purchase obligations aggregated approximately $10 million under agreements expiring principally in 1995.

    Royalties. Royalty expense, substantially all of which relates to fast food operations, approximated $4 million in each of the past three years. Fast food royalties are paid to the franchisor based upon a percentage of gross sales, as specified in the franchise agreement related to each individual restaurant.

    Sugar marketing allotments. The U.S. Department of Agriculture has imposed marketing allotments on domestic sugar processors, including Amalgamated, for the crop year ending September 30, 1995. The purpose of the allotments is to limit the supply of sugar available for domestic sale and thereby maintain prices at levels sufficient to avoid forfeiture of sugar pledged under the Government's non-recourse sugar price support loan program. Allotments have helped to stabilize sugar prices although they will restrict the volume of sugar which domestic producers, including the Company, can sell in the domestic market during the crop year. The Company's preliminary marketing allotment (which is subject to adjustment) equates to approximately 90% of its estimated record production from the crop harvested in the fall of 1994 and, as a result, will likely result in larger than normal carry-over inventories at the end of the crop year.

    Potential sale. The Company has tentatively agreed to sell Amalgamated's sugar business, for $325 million cash, to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operations. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that any such transaction will be consummated.


NOTE 21 -    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                  QUARTER ENDED
                                                     MARCH 31       JUNE 30       SEPT. 30       DEC. 31
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1994
 1994 Historical
  Net sales                                               $188.9         $210.8        $232.6        $200.4
  Operating income                                          18.6           28.6          26.1          24.6

  Income from continuing operations                       $   .2         $  4.0        $  7.3        $  8.2
  Discontinued operations                                    (.9)          (1.0)         (2.7)         (3.5)

      Net income (loss)                                   $  (.7)        $  3.0        $  4.6        $  4.7

  Per common share:
    Continuing operations                                 $  -           $  .04        $  .06        $  .07
    Discontinued operations                                 (.01)          (.01)         (.02)         (.03)

      Net income (loss)                                   $ (.01)        $  .03        $  .04        $  .04

1994 Pro forma (*)
  Net sales                                               $390.7         $448.0        $457.8        $424.1
  Operating income                                          36.2           50.1          48.2          55.3

  Income (loss) from continuing
   operations                                             $ (2.3)        $  (.8)       $  5.4        $  8.4

  Per common share                                        $ (.02)        $ (.01)       $  .05        $  .07

YEAR ENDED DECEMBER 31, 1993
  Net sales                                               $171.3         $193.5        $213.2        $203.1
  Operating income                                          16.5           21.5          27.0          26.0

  Income (loss) from continuing
   operations                                             $(60.1)        $ (6.7)       $  2.9        $  4.6

  Net loss                                                $(60.3)        $ (7.1)       $ (2.0)       $ (9.7)

  Per common share:
    Continuing operations                                 $ (.53)        $ (.06)       $  .03        $  .04

    Net loss                                              $ (.53)        $ (.06)       $ (.02)       $ (.08)

[FN]
(*) Pro forma assuming the Company had consolidated NL's results of operations effective January 1, 1994. See Note 3.









                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

    Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1993 and 1994 and for each of the three years in the period ended December 31, 1994, which report is based in part upon the reports of other auditors, is herein included on this Annual Report on Form 10-
K. As discussed in Note 17 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") Nos. 106 and 109, respectively, and in 1993 changed its method of accounting for certain investments in debt and equity securities in accordance with SFAS No. 115. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

    In our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 28, 1995

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                                       1993           1994
Current assets:
  Cash and cash equivalents                                                          $ 10,856       $ 15,292
  Marketable securities                                                                28,518         24,068
  Accounts and notes receivable                                                         2,505          1,413
  Receivable from subsidiaries and affiliates                                           2,061            930
  Deferred income taxes                                                                 1,619           -
  Other                                                                                    96            661

      Total current assets                                                             45,655         42,364

Other assets:

  Marketable securities                                                               108,800        103,243
  Investment in subsidiaries and affiliates                                           113,993        129,729
  Deferred income taxes                                                                50,744         55,120
  Other assets                                                                          9,650          4,831
  Property and equipment, net                                                             418            416

      Total other assets                                                              283,605        293,339

                                                                                     $329,260       $335,703

Current liabilities:
  Accounts payable and accrued liabilities                                           $  7,222       $  9,315
  Payable to subsidiaries and affiliates                                                1,058            446
  Income taxes                                                                          1,464          1,461
  Deferred income taxes                                                                  -             4,124

      Total current liabilities                                                         9,744         15,346

Noncurrent liabilities:
  Long-term debt - LYONs                                                              108,800        119,096
  Other                                                                                 3,215          2,837

      Total noncurrent liabilities                                                    112,015        121,933

Stockholders' equity                                                                  207,501        198,424

                                                                                     $329,260       $335,703

                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                       1992             1993          1994

Revenues and other income:
  Securities earnings, net                                           $ 10,942        $   6,281      $  3,348
  Other, net                                                            1,808              826         1,317
                                                                       12,750            7,107         4,665

Costs and expenses:
  General and administrative                                            8,534            9,139         9,449
  Interest                                                             40,992           26,563        10,437
  Other, net                                                                1            1,476           843
                                                                       49,527           37,178        20,729

                                                                      (36,777)         (30,071)      (16,064)
Equity in subsidiaries & affiliates                                     8,139          (88,500)       19,909

  Income (loss) before income taxes                                   (28,638)        (118,571)        3,845

Income tax benefit                                                     27,811           59,243        15,824

  Income (loss) from continuing operations                               (827)         (59,328)       19,669

Discontinued operations                                               (21,410)          (4,796)       (8,069)
Extraordinary items                                                    (6,277)         (15,390)         -
Cumulative effect of changes in accounting
 principles                                                           (69,774)             429          -

      Net income (loss)                                              $(98,288)       $ (79,085)     $ 11,600



                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                    1992              1993            1994

Cash flows from operating activities:
  Net income (loss)                                              $ (98,288)         $(79,085)       $ 11,600
  Noncash interest expense                                           2,966            10,110          10,437
  Deferred income taxes                                            (28,689)          (54,636)        (13,531)
  Equity in subsidiaries & affiliates:
    Continuing operations                                           (8,139)           88,500         (19,909)
    Discontinued operations                                         33,289             7,378          12,414
    Extraordinary items                                               -               15,928            -
  Dividends from subsidiaries & affiliates                          51,677           164,454          25,707
  Prepayments of indebtedness                                        9,511             7,749            -
  Other, net                                                           (51)              918           1,045
  Cumulative effect of changes in
   accounting principles                                            69,774              (429)           -
                                                                    32,050           160,887          27,763
  Net change in assets and liabilities                              (3,595)           (8,140)          2,368
  Net sales of trading securities                                     -                 -              4,375

      Net cash provided by operating
       activities                                                   28,455           152,747          34,506

Cash flows from investing activities:
  Purchase of NL common stock                                         -                 -            (15,060)
  Capital contribution to Amalgamated                                 -                 -            (10,000)
  Loans to subsidiaries & affiliates:
    Loans                                                          (68,953)          (11,800)        (34,550)
    Collections                                                     66,953            13,800          34,550
  Marketable securities:
    Purchases                                                     (294,105)         (281,795)           -
    Proceeds                                                       280,486           381,395            -
  Other, net                                                        (7,041)            3,574           3,906

      Net cash provided (used) by
       investing activities                                        (22,660)          105,174         (21,154)

                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                    1992              1993            1994

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                    $ 93,807         $    -          $    -
    Principal payments                                             (58,565)         (241,715)           -
  Loans from subsidiaries & affiliates:
    Loans                                                           55,801            27,631            -
    Repayments                                                     (47,343)          (58,895)           -
  Dividends                                                        (22,753)           (5,704)         (9,145)
  Other, net                                                            48                53             229

      Net cash provided (used) by
       financing activities                                         20,995          (278,630)         (8,916)

Cash and cash equivalents:
  Net increase (decrease)                                           26,790           (20,709)          4,436
  Balance at beginning of year                                       4,775            31,565          10,856

  Balance at end of year                                          $ 31,565         $  10,856       $  15,292


Supplemental disclosures-cash paid for:
  Interest                                                        $ 41,492         $  26,817       $    -
  Income taxes (received)                                          (11,384)          (16,482)         (6,171)


                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -     BASIS OF PRESENTATION:

    The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference. Condensed financial information for all periods presented is classified based on the Company's organizational structure as of December 31, 1994, and certain prior year amounts have been reclassified to conform with the 1994 presentation.

NOTE 2 -     MARKETABLE SECURITIES:

                                                                                     DECEMBER 31,
                                                                                        1993          1994
                                                                                        (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                           $ 28,518       $   -
  Global bond investments                                                                -            24,068

                                                                                     $ 28,518       $ 24,068

Noncurrent assets (available-for-sale) -
 Dresser Industries common stock                                                     $108,800       $103,243

NOTE 3 -     INVESTMENT IN SUBSIDIARIES AND AFFILIATES:

                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

NL Industries                                                                        $ 60,170       $ 61,882
Amalgamated                                                                            25,245         32,997

Valcor                                                                                 13,851         34,850
Tremont                                                                                14,727           -

                                                                                     $113,993       $129,729

NOTE 4 -     LONG-TERM DEBT:

    Long-term debt consists of Valhi's zero coupon LYONs, $379 million principal amount at maturity in October 2007. The LYONs were issued with significant original issue discount ("OID") to represent a yield to maturity of 9.25% and no periodic interest payments are required. The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for
14.4308 shares of Dresser common stock held by the Company. The LYONs are redeemable at the option of the holder in October 1997 or October 2002 at the issue price plus accrued OID through such purchase date. The aggregate redemption price in October 1997 approximates $154 million. Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods.

    Valhi also has a $20 million bank revolving credit facility which matures in October 1996, generally bears interest at LIBOR plus 1% and is collateralized by all of Amalgamated's outstanding common stock. At December 31, 1994, no amounts were outstanding and the full amount of the facility was available for borrowing.

NOTE 5 -     DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:

                                                                      YEARS ENDED DECEMBER 31,
                                                                         1992           1993          1994
                                                                                  (IN THOUSANDS)

Amalgamated                                                             $19,823       $ 15,522       $16,137
Valcor                                                                   21,114        148,932         9,570
NL Industries                                                             8,675           -             -
Tremont                                                                   2,065           -             -

                                                                        $51,677       $164,454      $ 25,707

    Dividends from Valcor in 1993 include $135 million from the proceeds of new borrowings. NL and Tremont each suspended dividends during 1992.

NOTE 6 -     INCOME TAXES:

                                                                      YEARS ENDED DECEMBER 31,
                                                                         1992           1993          1994
                                                                                  (IN THOUSANDS)
Income tax benefit attributable to
 continuing operations:
  Currently refundable                                                  $13,195        $10,649      $  6,638
  Deferred income tax benefit                                            14,616         48,594         9,186

                                                                        $27,811        $59,243      $ 15,824

Cash received from income taxes, net:
  Received from subsidiaries                                            $20,243        $25,630      $ 20,479
  Paid to Contran                                                        (7,630)        (8,845)      (14,425)
  Paid to tax authorities, net                                           (1,229)          (303)          117

                                                                        $11,384        $16,482      $  6,171

    NL is a separate U.S. taxpayer and is not a member of the Contran Tax
Group.

                                                                                    DEFERRED TAX
                                                                                  ASSET (LIABILITY)
                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

Components of the net deferred tax asset:
  Tax effect of temporary differences related to:
    Marketable securities                                                            $(23,498)      $(21,469)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group                                                  78,844         81,182
    Accrued liabilities and other deductible differences                                5,420          5,869
    Other taxable differences                                                          (8,403)       (14,586)

                                                                                     $ 52,363       $ 50,996

  Current deferred tax asset (liability)                                             $  1,619       $ (4,124)
  Noncurrent deferred tax asset                                                        50,744         55,120

                                                                                     $ 52,363       $ 50,996

NOTE 7 -     EQUITY IN EARNINGS OF SUBSIDIARIES AND AFFILIATES:

                                                                    YEARS ENDED DECEMBER 31,
                                                                        1992            1993          1994
                                                                                (IN THOUSANDS)

Continuing operations:
  NL Industries:
    Operations                                                        $(37,411)      $ (52,426)     $(25,078)
    Writedown of NL common stock                                          -            (84,015)         -
                                                                       (37,411)       (136,441)      (25,078)
  Valcor                                                                25,092          28,350        31,098
  Amalgamated                                                           20,458          19,591        13,889

                                                                      $  8,139       $ (88,500)     $ 19,909

Discontinued operations - Tremont                                     $(33,289)      $  (7,378)     $(12,414)
Extraordinary items - NL Industries                                   $   -          $ (15,928)     $   -

NOTE 8 -     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:

    Marketable securities (SFAS No. 115). Early compliance with SFAS No. 115 was elected effective December 31, 1993.

                                                                           CUMULATIVE ADJUSTMENT TO
                                                                                                EQUITY
                                                                           EARNINGS            COMPONENT
                                                                                     (IN THOUSANDS)
Increase (decrease) in net assets at
 December 31, 1993:
  Marketable securities                                                         $  -                $ 64,550
  Investment in affiliates                                                          661                 (661)
  Deferred income taxes, net                                                       (232)             (22,361)

                                                                                $   429             $ 41,528

    OPEB (SFAS No. 106) and income taxes (SFAS No. 109). Both SFAS No. 106 and SFAS No. 109 were adopted in 1992, SFAS No. 109 was applied prospectively and immediate recognition of the OPEB transition obligation was elected. Approximately 93% of the amount attributable to the Company's investment in subsidiaries and affiliates relates to NL and Tremont.

                                                                                            AMOUNT
                                                                                         (IN THOUSANDS)
Increase (decrease) in net assets at January 1, 1992:
  Investment in subsidiaries and affiliates                                                      $(79,811)
  Deferred income taxes, net                                                                       10,037

                                                                                                 $(69,774)

                                       VALHI, INC. AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (IN THOUSANDS)

                                                                                         ADDITIONS
                                                                     BALANCE AT         CHARGED TO
                                                                     BEGINNING           COSTS AND
          DESCRIPTION                                                 OF YEAR            EXPENSES         DEDUCTIONS

Year ended December 31, 1992:
  Allowance for doubtful accounts                                            $1,175            $  641            $  (493)

  Amortization of intangibles:
    Goodwill                                                                 $  677            $  165            $  -
    Franchise fees and other                                                  3,893             1,550                (19)

                                                                             $4,570            $1,715            $   (19)

Year ended December 31, 1993:
  Allowance for doubtful accounts                                            $1,323            $   31            $  (380)

  Amortization of intangibles:
    Goodwill                                                                 $  842            $  166            $  -
    Franchise fees and other                                                  5,424             1,571               (147)

                                                                             $6,266            $1,737            $  (147)

Year ended December 31, 1994:
  Allowance for doubtful accounts                                            $  974            $  213            $  (502)

  Amortization of intangibles:
    Goodwill                                                                 $1,008            $  172            $  -
    Franchise fees and other                                                  6,848             1,423               (900)

                                                                             $7,856            $1,595            $  (900)

[FN]
(a) Consolidation of NL Industries, Inc. effective December 31, 1994.

                                                                                         BALANCE
                                                                                         AT END
          DESCRIPTION                                                OTHER(A)            OF YEAR

Year ended December 31, 1992:
  Allowance for doubtful accounts                                          $ -            $1,323

  Amortization of intangibles:
    Goodwill                                                               $ -            $  842
    Franchise fees and other                                                 -             5,424

                                                                           $ -            $6,266

Year ended December 31, 1993:
  Allowance for doubtful accounts                                          $ -            $  974

  Amortization of intangibles:
    Goodwill                                                               $ -            $1,008
    Franchise fees and other                                                 -             6,848

                                                                           $ -            $7,856

Year ended December 31, 1994:
  Allowance for doubtful accounts                                          $3,749         $4,434

  Amortization of intangibles:
    Goodwill                                                               $ -            $1,180
    Franchise fees and other                                                 -             7,371

                                                                           $ -            $8,551

[FN]
(a) Consolidation of NL Industries, Inc. effective December 31, 1994.