Form 10-Q
period 1995-03-31
VALHI INC /DE/
filed 1995-05-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1995             COMMISSION FILE NUMBER 1-5467




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



                               YES  X      NO



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1995: 113,838,414.


                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1994
          and March 31, 1995                                            3-4

         Consolidated Statements of Operations - Three
          months ended March 31, 1994 and 1995                           5

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1995                              6

         Consolidated Statements of Cash Flows - Three
          months ended March 31, 1994 and 1995                          7-8

         Notes to Consolidated Financial Statements                     9-16

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       17-24

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                            25

  Item 6.  Exhibits and Reports on Form 8-K.                             25

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                       December 31,          March 31,
                                                                               1994                1995

Current assets:
  Cash and cash equivalents                                                    $  170,747         $  134,126
  Marketable securities                                                            49,233             26,516
  Accounts and notes receivable                                                   202,172            260,699
  Receivable from affiliates                                                        5,411             15,184
  Inventories                                                                     498,097            470,460
  Prepaid expenses                                                                  8,198             13,006
  Deferred income taxes                                                             2,276              2,198

      Total current assets                                                        936,134            922,189

Other assets:
  Marketable securities                                                           115,527            128,868
  Investment in joint ventures                                                    187,480            189,718
  Natural resource properties                                                      93,400             95,098
  Prepaid pension cost                                                             24,496             26,432
  Goodwill                                                                        248,097            257,523
  Deferred income taxes                                                             2,827              1,343
  Other                                                                            65,011             65,061

      Total other assets                                                          736,838            764,043

Property and equipment:
  Land                                                                             38,393             41,185
  Buildings                                                                       184,009            196,609
  Equipment                                                                       809,758            849,116
  Construction in progress                                                         18,267             37,478
                                                                                1,050,427          1,124,388
  Less accumulated depreciation                                                   242,696            260,905

      Net property and equipment                                                  807,731            863,483

                                                                               $2,480,703         $2,549,715

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                    December 31,          March 31,
                                                                               1994                1995

Current liabilities:
  Notes payable                                                               $  124,893          $  190,731
  Current long-term debt                                                          62,625              61,432
  Accounts payable                                                               267,047             155,592
  Accrued liabilities                                                            157,646             170,843
  Payable to affiliates                                                           11,358              13,589
  Income taxes                                                                    24,192              28,456
  Deferred income taxes                                                            8,461               2,147

      Total current liabilities                                                  656,222             622,790

Noncurrent liabilities:
  Long-term debt                                                               1,086,654           1,123,698
  Accrued pension cost                                                            76,344              82,841
  Accrued OPEB cost                                                               83,300              82,456
  Accrued environmental costs                                                     93,655             102,342
  Deferred income taxes                                                          226,789             258,420
  Other                                                                           56,890              56,204

      Total noncurrent liabilities                                             1,623,632           1,705,961

Minority interest                                                                  2,425               2,724

Stockholders' equity:
  Common stock                                                                     1,245               1,245
  Additional paid-in capital                                                      33,341              33,788
  Retained earnings                                                              209,071             218,036
  Adjustments:
    Currency translation                                                         (12,128)            (10,007)
    Marketable securities                                                         37,669              46,296
    Pension liabilities                                                             (506)               (506)
  Common stock reacquired                                                        (70,268)            (70,612)

      Total stockholders' equity                                                 198,424             218,240

                                                                              $2,480,703          $2,549,715

[FN]
Commitments and contingencies (Note 13)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Pro forma*
                                                                    1994        1994                 1995

Revenues and other income:
  Net sales                                                       $188,965         $390,814        $467,629
  Other, net                                                         1,586           24,629           5,658
                                                                   190,551          415,443         473,287
Costs and expenses:
  Cost of sales                                                    146,303          295,721         340,128
  Selling, general and administrative                               27,972           86,170          76,352
  Interest                                                           8,997           30,062          32,842
                                                                   183,272          411,953         449,322

    Income of consolidated companies
     before income taxes                                             7,279            3,490          23,965

Equity in losses of NL prior to
 consolidation                                                      (6,217)            -               -

    Income before income taxes                                       1,062            3,490          23,965

Provision for income taxes                                             882            5,440          11,205
Minority interest                                                     -                 249             345

    Income from continuing operations                                  180         $ (2,199)         12,415

Discontinued operations                                               (880)                            -

      Net income (loss)                                           $   (700)                        $ 12,415

Earnings per common share:
  Continuing operations                                              $ -              $(.02)          $ .11
  Discontinued operations                                             (.01)                             -

      Net income (loss)                                              $(.01)                            $.11

Cash dividends per share                                             $ .02            $ .02            $.03

Average common shares outstanding                                  114,273          114,273         114,392


[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1995

                                 (IN THOUSANDS)


                                                     ADDITIONAL
                                          COMMON      PAID-IN      RETAINED
                                          STOCK       CAPITAL      EARNINGS

Balance at December 31, 1994               $1,245      $33,341      $209,071

Net income                                   -            -           12,415
Dividends                                    -            -           (3,450)
Adjustments, net                             -            -             -
Other, net                                   -             447          -

Balance at March 31, 1995                  $1,245      $33,788      $218,036


                                                       ADJUSTMENTS                      COMMON         TOTAL
                                         CURRENCY       MARKETABLE      PENSION         STOCK       STOCKHOLDERS'
                                        TRANSLATION     SECURITIES    LIABILITIES     REACQUIRED       EQUITY

Balance at December 31, 1994              $(12,128)      $37,669          $(506)       $(70,268)        $198,424

Net income                                    -             -               -              -              12,415
Dividends                                     -             -               -              -              (3,450)
Adjustments, net                             2,121         8,627            -              -              10,748
Other, net                                    -             -               -              (344)             103

Balance at March 31, 1995                 $(10,007)      $46,296          $(506)       $(70,612)        $218,240


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                             Pro forma*
                                                                    1994        1994                  1995

Cash flows from operating activities:
  Net income (loss)                                              $    (700)        $  (2,199)      $  12,415
  Depreciation, depletion and
   amortization                                                      7,953            21,066          23,337
  Noncash interest expense                                           2,635             7,100           7,543
  Deferred income taxes                                             (2,387)              157           4,530
  Equity in NL prior to consolidation                                6,217              -               -
  Other, net                                                         1,827               756          (3,534)
                                                                    15,545            26,880          44,291
  Change in assets and liabilities:
    Accounts and notes receivable                                     (751)          (30,390)        (45,210)
    Inventories                                                     41,223            42,092          39,882
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                                         (102,262)         (102,262)       (123,143)
      Other, net                                                       658            (8,727)         16,845
    Other, net                                                          76             4,991             272
    Trading securities:
      Sale proceeds                                                 25,000            25,000          24,184
      Purchases                                                    (25,000)          (25,870)           (762)

        Net cash used by operating
         activities                                                (45,511)          (68,286)        (43,641)

Cash flows from investing activities:
  Capital expenditures                                             (13,278)          (20,526)        (28,141)
  Purchase of NL common stock                                         -                 -            (11,511)
  Loans to affiliates:
    Loans                                                             -                 -            (28,300)
    Collections                                                       -                 -             13,300
  Other, net                                                            (9)            2,301          (3,293)

        Net cash used by investing
         activities                                                (13,287)          (18,225)        (57,945)


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                             Pro forma*
                                                                    1994        1994                  1995

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                   $ 160,410         $174,459        $ 216,924
    Principal payments                                             (89,437)         (97,337)        (152,443)
  Dividends paid                                                    (2,286)          (2,286)          (3,450)
  Other, net                                                           116              (74)              66

      Net cash provided by financing
       activities                                                   68,803           74,762           61,097

Net increase (decrease)                                             10,005          (11,749)         (40,489)
Currency translation                                                  (219)             642            3,868
Cash and equivalents, beginning of period                           22,189          128,782          170,747

Cash and equivalents, end of period                              $  31,975         $117,675        $ 134,126


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                           $   3,232         $ 13,835        $  10,094
  Income taxes                                                       2,946            6,223            4,422



[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1995 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1994 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Valhi increased its ownership of NL Industries, Inc. (Commission File
No. 1-640) from approximately 49% to more than 50% in December 1994 and, accordingly, consolidated NL's financial position effective December 31, 1994 and commenced consolidating NL's results of operations and cash flows effective January 1, 1995. The accompanying consolidated financial statements include, for comparative purposes, certain 1994 pro forma financial information as if the Company had consolidated NL as of the beginning of that year.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted and certain prior year amounts have been reclassified to conform to the 1995 presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report").

    Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock.

NOTE 2 -     EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.

NOTE 3 -     BUSINESS SEGMENT INFORMATION:

                                                                  % OWNED
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            AT MARCH 31, 1995

  Chemicals             NL Industries, Inc.                          53%
  Refined sugar         The Amalgamated Sugar Company               100%
  Building products     Medite Corporation                          100%
  Hardware products     National Cabinet Lock, Inc.                 100%
  Fast food             Sybra, Inc.                                 100%

                                                               Three months ended March 31,
                                                                             Pro forma
                                                                   1994         1994                 1995
                                                                              (In millions)
Net sales:
  Chemicals                                                       $  -             $201.8           $250.9
  Refined sugar                                                    104.2            104.2            111.2
  Building products                                                 40.0             40.0             58.6
  Hardware products                                                 18.0             18.0             20.1
  Fast food                                                         26.7             26.7             26.8

                                                                  $188.9           $390.7           $467.6

Operating income:
  Chemicals                                                       $  -             $ 17.7           $ 36.9
  Refined sugar                                                      6.8              6.8              6.4
  Building products                                                  5.1              5.1             10.3
  Hardware products                                                  5.1              5.1              5.5
  Fast food                                                          1.6              1.6              1.1
                                                                    18.6             36.3             60.2

General corporate items:
  Securities earnings                                                 .1               .3              3.8
  General expenses, net                                             (2.4)            (3.0)            (7.3)
  Interest expense                                                  (9.0)           (30.1)           (32.8)

    Income of consolidated companies
     before income taxes                                             7.3              3.5             23.9

Equity in NL prior to consolidation                                 (6.2)             -                -

    Income before income taxes                                    $  1.1           $  3.5           $ 23.9


    NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's building products (Medite), hardware products (National Cabinet Lock) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi.

                                                  THREE MONTHS ENDED MARCH 31,
                                       DEPRECIATION, DEPLETION
                                           AND AMORTIZATION                     CAPITAL EXPENDITURES
                                         PRO FORMA                              PRO FORMA
                                            1994                    1995           1994                 1995
                                                                    (In millions)

Chemicals                                       $13.0              $14.3               $ 7.2           $12.4
Refined sugar                                     3.9                4.0                 4.0             7.1
Building products                                 2.0                2.9                 5.5             3.4
Fast food and other                               2.2                2.1                 3.8             5.2

                                                $21.1              $23.3               $20.5           $28.1

NOTE 4 -     MARKETABLE SECURITIES:

                                                                           December 31,        March 31,
                                                                               1994              1995
                                                                                      (In thousands)

Current assets (trading securities):
  U.S. Treasury securities                                                         $ 25,165         $ 26,516
  Global bond investments                                                            24,068             -

                                                                                   $ 49,233         $ 26,516

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                                                  $103,243         $116,234
  Other common stocks                                                                12,284           12,634

                                                                                   $115,527         $128,868

    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $21.25 at March 31, 1995, or an aggregate market value of $116 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At March 31, 1995, the aggregate cost of other available-for-sale securities was approximately $16 million and the aggregate amortized cost of trading securities was approximately $27 million.

NOTE 5 -     INVENTORIES:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Raw materials:
  Chemicals                                                                        $ 30,118         $ 38,399
  Sugarbeets                                                                         86,868             -
  Other                                                                              15,789           12,944
                                                                                    132,775           51,343

In process products:
  Chemicals                                                                           7,654            9,483
  Refined sugar and by-products                                                      54,700           75,364
  Other                                                                               5,918            5,915
                                                                                     68,272           90,762

Finished products:
  Chemicals                                                                         113,276          115,095
  Refined sugar and by-products                                                     107,236          137,246
  Other                                                                               5,221            5,169
                                                                                    225,733          257,510

Supplies                                                                             71,317           70,845

                                                                                   $498,097         $470,460

NOTE 6 - OTHER NONCURRENT ASSETS:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Natural resource properties:
  Timber and timberlands                                                            $53,114         $53,704
  Mining properties                                                                  40,286          41,394

                                                                                    $93,400         $95,098

Franchise fees and other intangible assets                                          $27,831         $28,133
Deferred financing costs                                                             23,102          22,786
Other                                                                                14,078          14,142

                                                                                    $65,011         $65,061

NOTE 7 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Accounts payable:
  Sugarbeet purchases                                                              $146,638         $ 23,495
  Other                                                                             120,409          132,097

                                                                                   $267,047         $155,592

Accrued liabilities:
  Employee benefits                                                                $ 50,929         $ 46,098
  Sugar processing costs                                                             20,132           20,076
  Environmental costs                                                                13,276           11,162
  Interest                                                                           11,363           26,482
  Miscellaneous taxes                                                                 9,080            5,751
  Other                                                                              52,866           61,274

                                                                                   $157,646         $170,843

NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Insurance claims and expenses                                                       $18,155         $18,160
Employee benefits                                                                    15,440          16,397
Deferred technology fee income                                                       18,305          16,765
Other                                                                                 4,990           4,882

                                                                                    $56,890         $56,204

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                          DECEMBER 31,        MARCH 31,
                                                                              1994              1995
                                                                                     (IN THOUSANDS)


Notes payable - Amalgamated:
  United States Government loans                                                $   79,893        $  117,036
  Bank credit agreements                                                            45,000            73,695

                                                                                $  124,893        $  190,731

Long-term debt:
  Valhi:
    LYONS                                                                       $  119,096        $  121,802
    Bank credit agreement                                                             -               10,000
                                                                                   119,096           131,802
  NL Industries:
    Senior Secured Notes                                                           250,000           250,000
    Senior Secured Discount Notes                                                  116,409           120,091
    Deutsche mark bank credit facility
     (DM 397,610 and DM 397,610)                                                   255,703           286,239
    Joint venture term loan                                                         88,715            84,858
    Rheox bank term loan                                                            67,500            59,263
    Other                                                                           11,322            14,252
                                                                                   789,649           814,703

  Amalgamated - bank term loan                                                      26,000            31,000

  Valcor:
    Valcor - Senior Notes                                                          100,000            99,000
    Medite:
      Bank term loans                                                               89,411            81,411
      Bank working capital facilities                                                8,802             6,656
      Other                                                                          4,360             4,311
                                                                                   102,573            92,378
    Other:
      Sybra bank credit agreements                                                   5,500            10,000
      Sybra capital lease obligations                                                6,321             6,117
      National Cabinet Lock                                                            140               130
                                                                                    11,961            16,247

                                                                                 1,149,279         1,185,130
  Less current maturities                                                           62,625            61,432

                                                                                $1,086,654        $1,123,698

    Valcor Senior Notes at March 31, 1995 are stated net of $1 million principal amount held by Valhi.

NOTE 10 -    OTHER INCOME:

                                                               Three months ended March 31,
                                                                             Pro forma
                                                                   1994         1994                 1995
                                                                              (In thousands)

Securities earnings:
  Interest and dividends                                         $ 1,403           $ 2,405         $ 3,227
  Securities transactions                                         (1,310)           (2,111)            639
                                                                      93               294           3,866
Technology fee income                                               -                2,409           2,586
Currency transactions, net                                           233                97          (2,241)
Litigation settlement gain                                          -               20,040            -
Other, net                                                         1,260             1,789           1,447

                                                                 $ 1,586           $24,629         $ 5,658

NOTE 11 - PROVISION FOR INCOME TAXES - CONTINUING OPERATIONS:

                                                               Three months ended March 31,
                                                                             Pro forma
                                                                   1994         1994                 1995
                                                                              (In millions)

Expected tax expense                                               $  .4           $ 1.2             $ 8.4
Non-U.S. tax rates                                                   (.4)           (2.4)             (2.7)
Incremental tax and rate differences on
 equity in earnings of non-tax group
 companies                                                           1.0            (1.9)              6.1
Change in NL's deferred income tax
 valuation allowance                                                 -               7.7              (1.3)
Other, net                                                           (.1)             .8                .7

                                                                   $  .9           $ 5.4             $11.2

NOTE 12 - OTHER:

    Investment in joint ventures consists principally of Kronos' 50% interest in a TiO2 manufacturing joint venture.

    Receivable from affiliates at March 31, 1995 includes demand loans to Contran of $15 million. Such loans, made principally for overall cash management purposes, are supported by Contran's unused revolving credit availability.

NOTE 13 -    COMMITMENTS AND CONTINGENCIES:

    At March 31, 1995, the estimated cost to complete capital projects in process approximated $122 million, most of which relates to NL's environmental protection and improvement programs and productivity-enhancing programs at both NL and Amalgamated.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At March 31, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $1.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    Medite has entered into the equivalent of approximately $9 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of its future sales denominated in European Currency Units. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At March 31, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies related to Valhi and its consolidated subsidiaries, see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings" and (iii) the 1994 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    Net income was $12.4 million, or $.11 per share, for the first quarter of 1995, the Company's highest first quarter earnings since 1990. Operating income of $60 million was up 66% on a 20% increase in sales to $468 million (% comparisons to 1994 pro forma results). Overall, operating margins were 13% for the first quarter of 1995, up from 9% in 1994. Improved sales, earnings and margins were driven by higher prices and volumes for TiO2 and MDF.

CHEMICALS

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   PRO FORMA
                                                                      1994           1995         % CHANGE
                                                                        (IN MILLIONS)
Net sales:
  Kronos                                                               $174.2         $217.4        + 25%
  Rheox                                                                  27.6           33.5        + 22%

                                                                       $201.8         $250.9        + 24%

Operating income:
  Kronos                                                               $ 11.1         $ 27.8        +151%
  Rheox                                                                   6.6            9.1        + 38%

                                                                       $ 17.7         $ 36.9        +109%

Operating income margins:
  Kronos                                                                 6.3%          12.8%
  Rheox                                                                 24.0%          27.2%
      Aggregate margin                                                   8.8%          14.7%

    The improvement in Kronos' 1995 TiO2 results was primarily due to higher average selling prices and higher sales and production volumes. In billing currency terms, Kronos' first quarter 1995 average TiO2 selling prices were approximately 11% higher than in the same period of 1994 and were 5% higher than year-end 1994 levels, as pricing improved in all of NL's major markets. TiO2 sales volume increased 9%, with higher volume in both in Europe and North America. Rheox's operating results improved primarily as a result of higher sales volume. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of first quarter 1995 sales by $13 million compared to the 1994 period.

    The Company's chemicals operating income differs from that separately reported by NL due to amortization of basis differences (principally depreciation, depletion and amortization expense) arising from purchase accounting adjustments made in conjunction with the Company's acquisition of its interest in NL. Such additional non-cash expense reduces operating income by approximately $20 million per year compared to amounts separately reported by NL.

REFINED SUGAR

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                        (IN MILLIONS)
Net sales:
  Refined sugar                                                        $ 92.6         $ 95.7        + 3%
  By-products and other                                                  11.6           15.5        +34%

                                                                       $104.2         $111.2        + 7%

Operating income:
  FIFO basis                                                           $  5.9         $  5.0        -14%
  LIFO adjustment                                                          .9            1.4

    LIFO (reporting) basis                                             $  6.8         $  6.4        - 5%

Operating income margin:

  FIFO accounting method                                                 5.6%           4.5%
  LIFO accounting method                                                 6.5%           5.8%


    Refined sugar sales increased due to 11/2% increases in both volume and average selling prices. U.S. Government-imposed marketing allotments on domestic processors are in effect for the crop year ending September 30, 1995. Based on Amalgamated's estimated allotment of 16 million hundredweight ("cwt") and sales to date, its aggregate domestic sugar sales volume during the next six months should be slightly higher than in the comparable 1994 period. To help reduce the relatively high level of sugar inventories resulting from the combined effects of a record crop and marketing allotments, Amalgamated expects to make limited sales into foreign markets, which are excluded from allotments. Foreign sales are typically at lower prices than domestic sales.

    The large sugarbeet crop and adverse weather conditions resulted in the longest and most difficult processing campaign in recent years. These factors, along with a lower sugar content of the beets, contributed to an 8% increase in per cwt processing costs. By-product sales increased due primarily to higher pulp volume, reflecting the larger crop.

    Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 is currently expected to be about 10% higher than its previous record crop. Amalgamated currently expects contracted acreage for the crop to be planted in the spring of 1995 will approximate the acreage harvested in 1994. However, the abnormally high yield per acre is unlikely to recur and production is therefore expected to be more in line with historical levels of the past few years.

BUILDING PRODUCTS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                        (IN MILLIONS)

Net sales:
  Medium density fiberboard                                             $31.2          $45.5        + 46%
  Traditional timber products                                             9.2           13.6        + 48%
  Eliminations                                                            (.4)           (.5)

                                                                        $40.0          $58.6        + 46%

Operating income:
  Medium density fiberboard                                             $ 5.7          $ 9.6        + 70%
  Traditional timber products                                             (.6)            .7

                                                                        $ 5.1          $10.3        +101%
Operating income margins:
  Medium density fiberboard                                             18.2%          21.2%
  Traditional timber products                                           -5.9%           5.1%
    Aggregate margin                                                    12.8%          17.6%

    MDF volume increased 13% (specialty products +23% and standard products +11%) principally due to production from Medite's expanded Irish MDF plant completed in October 1994. Average MDF selling prices (in billing currency terms) were 24% above year-ago levels due to the combined effect of higher product selling prices and product mix, however the Company has recently experienced some softening in customer orders and lower prices quoted by competitors. The expanded MDF plant in Ireland is expected to continue to result in higher year-to-year volume comparisons for both specialty and standard products.

    MDF margins improved from 18% to 21% as average selling price increases outpaced increases in per-unit costs. Wood costs continue to be influenced by demand from paper and pulp producers while resin costs rose throughout 1994 due to shortages of methanol, a primary element in resin manufacture. Recent declines in methanol prices are beginning to result in some reductions in resin prices. Fluctuations in the value of the U.S. dollar relative to other currencies increased MDF sales by approximately $2 million in the first quarter of 1995 compared to the same period in 1994, and similarly contributed to the increase in average per-unit MDF costs.

    Traditional timber products results improved due primarily to the net effect of higher veneer sales volume, higher log and veneer selling prices and lower selling prices for stud lumber. Operating results in 1994 were also adversely impacted by startup costs associated with the veneer and chipping plant.

HARDWARE PRODUCTS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $18.0          $20.1        +12%
Operating income                                                          5.1            5.5        + 8%

Operating income margin                                                 28.3%          27.3%

    Volumes increased in each of the Company's three major hardware products lines (locks, computer keyboard/workstation supports and drawer slides). Operating margins were impacted slightly by higher raw material costs (zinc, copper and steel). In response to the higher material costs, certain selling prices were increased in April 1995. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar have continued to favorably impact operating results. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components support arm and drawer slide lines.

FAST FOOD

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $26.7          $26.8        + 0%
Operating income                                                          1.6            1.1        -34%

Operating income margin                                                  6.0%           3.9%

    The fast food industry continues to be very competitive. Same store sales declined 2.5% in 1995 as declines in Sybra's Michigan and Florida regions more than offset increases in other regions. Despite stable to lower food costs, higher marketing and labor costs hampered operating margins. Sybra's competitive responses have been to increase promotions and discounts, and demand for labor has been strong in all of the Company's markets.

    During the first quarter of 1995, Sybra opened one new store and closed five stores and at March 31, 1995 operated a total of 158 Arby's restaurants. Sybra expects to open four new Arby's restaurants in the second quarter and three to five more during the last half of 1995. In addition, it may close one or two more stores later in the year.

OTHER

    General corporate items. Securities earnings increased primarily because the first quarter of 1994 included a market value decline of fixed-income investments. Net general expenses increased compared to the 1994 pro forma amount as lower environmental remediation and other expenses were more than offset by the $20 million 1994 litigation settlement gain related to NL's settlement of a lawsuit against Lockheed Corporation.

    Interest expense. Interest expense increased slightly compared to 1994 pro forma expense as lower borrowing levels associated with NL's DM bank term loan were more than offset by higher average U.S. variable interest rates, higher borrowing levels associated with facilities expansion and changes in currency exchange rates. At March 31, 1995, approximately $650 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on outstanding floating rate borrowings at March 31, 1995 was 7.4%, comparable to December 31, 1994 but up from 4.4% at year-end 1993.

    Minority interest. Minority interest relates to certain partially-owned foreign subsidiaries of NL. At March 31, 1995, NL separately reported a shareholders' deficit of approximately $288 million and, as a result, no minority interest related to the Company's interest in NL Industries is recorded in the Company's consolidated financial statements. Until such time as NL reports positive shareholders' equity in its separate financial statements, future changes in NL's equity, including all undistributed earnings, will accrue to the Company for financial reporting purposes.

    Provision for income taxes. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. In 1994, such geographic mix included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. In addition, because certain subsidiaries, including NL, are not members of the consolidated U.S. tax group, Valhi's incremental income taxes on its after-tax earnings or losses attributable to such subsidiaries can also increase the Company's overall effective tax rate. See Note 11 to the Consolidated Financial Statements.

    Equity in earnings of NL prior to consolidation. The Company's interest in NL was reported by the equity method during 1994.

    Discontinued operations. Discontinued operations represents the Company's former interest in Tremont Corporation's titanium metals operations.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flow from operating activities. Cash flow from operating activities before changes in assets and liabilities of $44 million was $17 million higher than the 1994 pro forma amount reflecting the Company's improved operating results. Changes in assets and liabilities, which used cash in both first quarter periods, result primarily from the timing of production, sales and purchases, generally tend to even out over time and include the impact of significant seasonal fluctuations related to Amalgamated's refined sugar operations. As a result of the seasonal purchase and processing of sugarbeets, Amalgamated's operations use significant amounts of cash in the first and fourth quarters and generate significant amounts of cash in the second and third quarters. Changes in Amalgamated's assets and liabilities used $78 million of cash in the first quarter of 1995 compared to $61 million in 1994.

    Cash flow from investing and financing activities. Capital spending for calendar 1995 is estimated at approximately $126 million, up 15% from 1994 pro forma of $110 million, and includes certain facility expansion, productivity-enhancing programs and environmental protection and improvement programs.

    Net first quarter borrowings include Amalgamated's seasonal increases ($66 million in 1995 and $60 million in 1994).

    Credit facilities. At March 31, 1995, unused revolving credit facilities aggregated $298 million, including $232 million attributable to NL. Of such amount, $90 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. Valhi has not guaranteed any subsidiary indebtedness.

    NL Industries. The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. Reflecting the improvement in Kronos' operating results, NL generated $27 million in cash from operating activities before changes in assets and liabilities in the first quarter of 1995 compared to $11 million in the 1994 period. NL has reduced its "net debt" (notes payable and long-term debt less cash, cash equivalents and securities) by $87 million during the last twelve months. At March 31, 1995, approximately 36% of NL's $134 million of aggregate cash, cash equivalents and current marketable securities was held by its non-U.S. subsidiaries. NL's $25 million ($7 million in 1995) debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility is expected to increase NL's attainable TiO2 production capacity by 20,000 metric tons to 400,000 tons.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($72 million at March 31, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($92 million at March 31, 1995) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $166 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future or that actual costs will not exceed accrued amounts of the upper end of the range for sites for which estimates have been made. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

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

    Amalgamated. Seasonal cash requirements are financed with short-term borrowings under the government sugar price support loan program and bank credit agreements. In view of higher inventory levels resulting from the combined effect of the record crop and the imposition of marketing allotments, Amalgamated has obtained a $10 million increase in certain of the seasonally adjusted maximum borrowing limits of its $75 million revolving working capital facility for the current crop year. Amalgamated has requested a $10 million permanent increase in such facility along with a one-year extension to September 1997, and expects to have a new agreement in place during the second quarter.

    Other subsidiaries. In addition to the recent completion of the second MDF production line in Ireland, Medite intends to add other new MDF production capacity during the next two to three years. Although there are no plans or arrangements in place with respect to such capacity additions, Medite is actively exploring expansion opportunities through acquisitions, strategic joint ventures and new construction. The Company also continues to explore additional expansion and/or acquisition opportunities for its high-margin hardware products business.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires it to open another 20 new stores through 1997. Sybra increased its revolving credit facilities by $8 million as of March 1995 and anticipates that its planned expansion program will meet or exceed the CDA requirements.

    Valhi general corporate. Valhi's operations are conducted principally through subsidiaries (NL, Amalgamated and Valcor). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, the Company's long-term ability to meet its corporate level obligations is dependent in large measure on the receipt of dividends or other distributions from subsidiaries, the realization of their investments through the sale of interests in such entities and investment income. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company obligations.

    During the first quarter of 1995, Valhi purchased an additional 962,000 shares (2%) of NL common stock at an average price of $12 per share. Valhi has agreed in principle to increase its $20 million revolving credit facility to $50 million, which borrowing availability would be available for general corporate purposes.

    As previously reported, the Company has tentatively agreed to sell Amalgamated's sugar business to an agricultural cooperative comprised of sugarbeet growers in Amalgamated's area of operation. The proposed transaction is subject to significant conditions, including financing, grower commitments and execution of a definitive purchase agreement, and no assurance can be given that any such transaction will be consummated. The net proceeds from the proposed sale, if completed, would be available for general corporate purposes, including expansion of Valhi's other businesses.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies. In April 1995, due to unfavorable market conditions, Valhi withdrew its proposed public offering of Medite common stock.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1994 Annual Report for descriptions of certain legal proceedings.

    In April 1995, the U.S. District Court for the District of Utah approved the previously-reported settlement in the matter of Holland, et al. v. Valhi, Inc., et al.

    Wright (Alvin) and Wright (Allen) v. Lead Industries, et al. In April 1995, NL answered the complaint in this previously-reported case denying liability.

    Wagner, et al. vs Anzon, Inc. and NL Industries, Inc. In April 1995, plaintiff's post-trial motions in this previously-reported case were denied. The time for plaintiffs' to appeal has not yet expired.

    NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. To date, NL has always been dismissed from such actions prior to trial without payment of any money in judgment or settlement. Various of these actions remain pending. One such case, In re: Asbestos III 92-C-888 (Circuit Court of Kanawha County, West Virginia), involving approximately 4,500 plaintiffs, is scheduled to begin trial in July 1995. NL intends to defend the case vigorously.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the three-month period ended March 31, 1995.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1995 and the month of April 1995:

        January 31, 1995 - Reported Items 5 and 7.
        March 1, 1995    - Reported Items 5 and 7.
        March 9, 1995    - Reported Items 5 and 7.
        April 18, 1995   - Reported Items 5 and 7.
        April 26, 1995   - Reported Items 5 and 7.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VALHI, INC.
                                              (Registrant)



Date   May 9, 1995                    By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   May 9, 1995                    By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.
                                              (Registrant)



Date   May 9, 1995                    By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   May 9, 1995                    By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)