Form 10-Q
period 1995-06-30
VALHI INC /DE/
filed 1995-08-01
CIK 59255

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1995              COMMISSION FILE NUMBER 1-5467




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



                               YES  X      NO



NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1995: 113,838,414.


                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1994
          and June 30, 1995                                             3-4

         Consolidated Statements of Operations - Three
          months ended June 30, 1994 and 1995                            5

         Consolidated Statements of Operations - Six
          months ended June 30, 1994 and 1995                            6

         Consolidated Statements of Cash Flows - Six
          months ended June 30, 1994 and 1995                           7-8

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1995                                 9

         Notes to Consolidated Financial Statements                    10-17

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       18-25

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                            26

  Item 4.  Submission of Matters to a Vote of Security Holders           27

  Item 6.  Exhibits and Reports on Form 8-K.                             27



                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                       December 31,          June 30,
                                                                               1994                1995

Current assets:
  Cash and cash equivalents                                                    $  170,747         $  165,953
  Marketable securities                                                            49,233              2,387
  Accounts and notes receivable                                                   200,985            267,058
  Refundable income taxes                                                           1,187             11,393
  Receivable from affiliates                                                        5,411              9,576
  Inventories                                                                     498,097            384,647
  Prepaid expenses                                                                  8,198             13,131
  Deferred income taxes                                                             2,276              3,223

      Total current assets                                                        936,134            857,368

Other assets:
  Marketable securities                                                           115,527            136,319
  Investment in joint ventures                                                    187,480            185,989
  Natural resource properties                                                      93,400             94,029
  Prepaid pension cost                                                             24,496             26,943
  Goodwill                                                                        248,097            256,996
  Deferred income taxes                                                             2,827                773
  Other                                                                            65,011             62,868

      Total other assets                                                          736,838            763,917

Property and equipment:
  Land                                                                             38,393             41,868

  Buildings                                                                       184,009            205,826
  Equipment                                                                       809,758            871,356
  Construction in progress                                                         18,267             32,211
                                                                                1,050,427          1,151,261
  Less accumulated depreciation                                                   242,696            278,953

      Net property and equipment                                                  807,731            872,308

                                                                               $2,480,703         $2,493,593

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                    December 31,          June 30,
                                                                               1994                1995

Current liabilities:
  Notes payable                                                               $  124,893          $  164,854
  Current long-term debt                                                          62,625              69,134
  Accounts payable                                                               267,047             132,236
  Accrued liabilities                                                            157,646             156,531
  Payable to affiliates                                                           11,358              10,704
  Income taxes                                                                    24,192              13,294
  Deferred income taxes                                                            8,461               1,666

      Total current liabilities                                                  656,222             548,419

Noncurrent liabilities:
  Long-term debt                                                               1,086,654           1,102,119
  Accrued pension cost                                                            76,344              79,054
  Accrued OPEB cost                                                               83,300              81,223
  Accrued environmental costs                                                     93,655             104,466
  Deferred income taxes                                                          226,789             281,707
  Other                                                                           56,890              54,759

      Total noncurrent liabilities                                             1,623,632           1,703,328

Minority interest                                                                  2,425               2,826

Stockholders' equity:
  Common stock                                                                     1,245               1,245
  Additional paid-in capital                                                      33,341              33,829
  Retained earnings                                                              209,071             231,942
  Adjustments:
    Currency translation                                                         (12,128)             (7,285)
    Marketable securities                                                         37,669              50,449
    Pension liabilities                                                             (506)               (506)
  Treasury stock                                                                 (70,268)            (70,654)

      Total stockholders' equity                                                 198,424             239,020

                                                                              $2,480,703          $2,493,593

[FN]
Commitments and contingencies (Note 13)


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1994 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Pro forma*
                                                                    1994        1994                 1995

Revenues and other income:
  Net sales                                                       $210,781         $447,894        $513,531
  Other, net                                                         3,107            8,294           9,020
                                                                   213,888          456,188         522,551
Costs and expenses:
  Cost of sales                                                    157,072          338,624         370,193
  Selling, general and administrative                               30,761           87,207          85,772
  Interest                                                           8,845           29,916          32,365
                                                                   196,678          455,747         488,330

    Income of consolidated companies
     before income taxes                                            17,210              441          34,221

Equity in losses of NL prior to
 consolidation                                                     (11,741)            -               -

    Income before income taxes                                       5,469              441          34,221

Provision for income taxes                                           1,475            1,092          16,723
Minority interest                                                     -                 247             141

    Income from continuing operations                                3,994         $   (898)         17,357

Discontinued operations                                             (1,043)                            -

      Net income                                                  $  2,951                         $ 17,357

Earnings per common share:
  Continuing operations                                              $ .04            $(.01)          $ .15
  Discontinued operations                                             (.01)                             -

      Net income                                                     $ .03                            $ .15

Cash dividends per share                                             $ .02            $ .02           $ .03

Average common shares outstanding                                  114,306          114,306         114,391

[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Pro forma*
                                                                    1994        1994                 1995

Revenues and other income:
  Net sales                                                       $399,746         $838,708        $981,160
  Other, net                                                         4,693           32,923          14,678
                                                                   404,439          871,631         995,838
Costs and expenses:
  Cost of sales                                                    303,375          634,345         710,321
  Selling, general and administrative                               58,733          173,377         162,124

  Interest                                                          17,842           59,978          65,207
                                                                   379,950          867,700         937,652

    Income of consolidated companies
     before income taxes                                            24,489            3,931          58,186

Equity in losses of NL prior to
 consolidation                                                     (17,958)            -               -

    Income before income taxes                                       6,531            3,931          58,186

Provision for income taxes                                           2,357            6,532          27,928
Minority interest                                                     -                 496             486

    Income from continuing operations                                4,174         $ (3,097)         29,772

Discontinued operations                                             (1,923)                            -

      Net income                                                  $  2,251                         $ 29,772

Earnings per common share:
  Continuing operations                                              $ .04            $(.03)          $ .26
  Discontinued operations                                             (.02)                             -

      Net income                                                     $ .02                            $ .26

Cash dividends per share                                             $ .04            $ .04           $ .06

Average common shares outstanding                                  114,289          114,289         114,392

[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                             Pro forma*
                                                                    1994        1994                  1995

Cash flows from operating activities:
  Net income                                                     $   2,251         $  (3,097)      $  29,772
  Depreciation, depletion and
   amortization                                                     13,142            40,095          45,073
  Noncash interest expense                                           5,363            14,284          15,410
  Deferred income taxes                                             (8,535)           16,567          21,399
  Equity in NL prior to consolidation                               17,958              -               -
  Other, net                                                         3,868              -             (7,965)
                                                                    34,047            67,849         103,689
  Change in assets and liabilities:
    Accounts and notes receivable                                  (12,606)          (59,397)        (54,300)
    Inventories                                                    120,656           143,371         126,938
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                                         (102,451)         (102,451)       (124,262)
      Other, net                                                    (9,533)          (10,381)        (21,417)
    Income taxes                                                    (1,311)           74,179         (22,837)
    Other, net                                                       3,855            16,811          (2,906)
    Trading securities:
      Sale proceeds                                                 29,375            44,499          48,889
      Purchases                                                    (25,000)          (25,870)           (762)

        Net cash provided by operating
         activities                                                 37,032           148,610          53,032

Cash flows from investing activities:
  Capital expenditures                                             (36,914)          (53,478)        (54,213)
  Purchase of NL common stock                                         (599)             (599)        (13,168)
  Loans to affiliates:
    Loans                                                           (7,800)           (7,800)        (39,070)
    Collections                                                        800               800          30,070
  Other, net                                                         3,967             6,934             642

        Net cash used by investing
         activities                                                (40,546)          (54,143)        (75,739)


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                             Pro forma*
                                                                    1994        1994                  1995

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                   $ 206,779         $ 238,716       $ 452,556
    Principal payments                                            (196,374)         (301,846)       (435,148)
  Dividends paid                                                    (4,572)           (4,572)         (6,901)
  Other, net                                                           166               (36)          3,118

      Net cash provided (used) by
       financing activities                                          5,999           (67,738)         13,625

Net increase (decrease)                                              2,485            26,729          (9,082)
Currency translation                                                  (294)            4,648           4,288
Cash and equivalents, beginning of period                           22,189           128,782         170,747

Cash and equivalents, end of period                              $  24,380         $ 160,159       $ 165,953


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                          $   11,379         $  46,509       $  44,443
  Income taxes (refund)                                              8,269           (86,865)         30,551



[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                                       VALHI, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      SIX MONTHS ENDED JUNE 30, 1995

                                              (IN THOUSANDS)

                                                     ADDITIONAL
                                          COMMON      PAID-IN      RETAINED
                                          STOCK       CAPITAL      EARNINGS

Balance at December 31, 1994               $1,245      $33,341      $209,071

Net income                                   -            -           29,772
Dividends                                    -            -           (6,901)
Adjustments, net                             -            -             -
Other, net                                   -             488          -

Balance at June 30, 1995                   $1,245      $33,829      $231,942


                                                       ADJUSTMENTS                                     TOTAL
                                         CURRENCY       MARKETABLE      PENSION        TREASURY     STOCKHOLDERS'
                                        TRANSLATION     SECURITIES    LIABILITIES       STOCK          EQUITY

Balance at December 31, 1994              $(12,128)      $37,669          $(506)       $(70,268)        $198,424

Net income                                    -             -               -              -              29,772
Dividends                                     -             -               -              -              (6,901)
Adjustments, net                             4,843        12,780            -              -              17,623
Other, net                                    -             -               -              (386)             102

Balance at June 30, 1995                  $ (7,285)      $50,449          $(506)       $(70,654)        $239,020


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1995 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1994 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 3 -     BUSINESS SEGMENT INFORMATION:

                                                                 % OWNED
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            AT JUNE 30, 1995

  Chemicals             NL Industries, Inc.                         53%
  Refined sugar         The Amalgamated Sugar Company              100%
  Building products     Medite Corporation                         100%
  Hardware products     National Cabinet Lock, Inc.                100%
  Fast food             Sybra, Inc.                                100%

                                                                       Six months ended June 30,
                                                                                   Pro forma
                                                                            1994     1994              1995
                                                                                   (In millions)
Net sales:
  Chemicals                                                                $  -          $439.0       $534.3
  Refined sugar                                                             216.5         216.5        243.8
  Building products                                                          93.4          93.4        108.0
  Hardware products                                                          35.5          35.5         39.4
  Fast food                                                                  54.3          54.3         55.6

                                                                           $399.7        $838.7       $981.1

Operating income:
  Chemicals                                                                $  -          $ 39.1       $ 89.0
  Refined sugar                                                              16.5          16.5         12.7
  Building products                                                          16.7          16.7         18.6
  Hardware products                                                          10.1          10.1         10.6
  Fast food                                                                   3.9           3.9          2.9
                                                                             47.2          86.3        133.8
General corporate items:
  Securities earnings                                                         1.1           1.9          7.1
  General expenses, net                                                      (6.0)        (24.4)       (17.5)
  Interest expense                                                          (17.8)        (59.9)       (65.2)

    Income of consolidated companies
     before income taxes                                                     24.5           3.9         58.2

Equity in NL prior to consolidation                                         (18.0)          -            -

    Income before income taxes                                             $  6.5        $  3.9       $ 58.2

    NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's building products (Medite), hardware products (National Cabinet Lock) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi.

                                                             Six months ended June 30,
                                                       Depreciation,
                                                       depletion and                    Capital
                                                        amortization                  expenditures
                                                      Pro forma                     Pro forma
                                                         1994              1995        1994             1995
                                                                            (In millions)

Chemicals                                                    $26.8        $29.7           $16.5        $26.2
Refined sugar                                                  4.8          5.2             10.9        14.7
Building products                                              4.4          6.0             18.5         5.1
Fast food and other                                            4.1          4.2             7.6          8.2

                                                             $40.1        $45.1           $53.5        $54.2

NOTE 4 -     MARKETABLE SECURITIES:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Current assets (trading securities):
  U.S. Treasury securities                                                         $ 25,165         $  2,387
  Global bond investments                                                            24,068             -

                                                                                   $ 49,233         $  2,387

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                                                  $103,243         $121,704
  Other common stocks                                                                12,284           14,615

                                                                                   $115,527         $136,319

    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $22.25 at June 30, 1995, or an aggregate market value of approximately $122 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At June 30, 1995, the aggregate cost of other available-for-sale securities was approximately $16 million and the aggregate amortized cost of trading securities was approximately $2 million.

NOTE 5 -     INVENTORIES:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Raw materials:
  Chemicals                                                                        $ 30,118         $ 27,791
  Sugarbeets                                                                         86,868            -
  Other                                                                              15,789           12,609
                                                                                    132,775           40,400

In process products:

  Chemicals                                                                           7,654            9,085
  Refined sugar and by-products                                                      54,700           28,338
  Other                                                                               5,918            6,600
                                                                                     68,272           44,023

Finished products:
  Chemicals                                                                         113,276          121,174
  Refined sugar and by-products                                                     107,236           91,181
  Other                                                                               5,221           10,601
                                                                                    225,733          222,956

Supplies                                                                             71,317           77,268

                                                                                   $498,097         $384,647

NOTE 6 - OTHER NONCURRENT ASSETS:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Natural resource properties:
  Timber and timberlands                                                            $53,114         $53,523
  Mining properties                                                                  40,286          40,506

                                                                                    $93,400         $94,029

Franchise fees and other intangible assets                                          $27,831         $27,259
Deferred financing costs                                                             23,102          22,035
Other                                                                                14,078          13,574

                                                                                    $65,011         $62,868

NOTE 7 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Accounts payable:
  Sugarbeet purchases                                                              $146,638         $ 22,376
  Other                                                                             120,409          109,860

                                                                                   $267,047         $132,236

Accrued liabilities:
  Employee benefits                                                                $ 50,929         $ 50,527
  Sugar processing costs                                                             20,132           11,794
  Environmental costs                                                                13,276           11,159
  Interest                                                                           11,363           16,625
  Miscellaneous taxes                                                                 9,080            5,784
  Other                                                                              52,866           60,642

                                                                                   $157,646         $156,531

NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Insurance claims and expenses                                                       $18,155         $18,116
Employee benefits                                                                    15,440          17,485

Deferred technology fee income                                                       18,305          14,064
Other                                                                                 4,990           5,094

                                                                                    $56,890         $54,759

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                                          DECEMBER 31,        JUNE 30,
                                                                              1994              1995
                                                                                     (IN THOUSANDS)

Notes payable:
  Amalgamated:
    United States Government loans                                              $   79,893        $   88,072
    Bank credit agreements                                                          45,000            55,000

                                                                                   124,893           143,072
  Kronos - non-U.S. bank credit agreements                                            -               21,782

                                                                                $  124,893        $  164,854

Long-term debt:
  Valhi LYONS                                                                   $  119,096        $  124,604
  Valcor Senior Notes                                                              100,000            99,000
  Amalgamated bank term loan                                                        26,000            31,000
  NL Industries:
    Senior Secured Notes                                                           250,000           250,000
    Senior Secured Discount Notes                                                  116,409           123,976
    Deutsche mark bank credit facility
     (DM 397,610 and DM 397,610)                                                   255,703           286,756
    Joint venture term loan                                                         88,715            81,000
    Rheox bank term loan                                                            67,500            50,263
    Other                                                                           11,322            14,404
                                                                                   789,649           806,399
  Medite:
    Bank term loans                                                                 89,411            78,411
    Bank working capital facilities                                                  8,802             6,824
    Other                                                                            4,360             4,256
                                                                                   102,573            89,491
  Other:
    Sybra bank credit agreements                                                     5,500            14,728
    Sybra capital leases                                                             6,321             5,912
    National Cabinet Lock                                                              140               119
                                                                                    11,961            20,759

                                                                                 1,149,279         1,171,253
  Less current maturities                                                           62,625            69,134

                                                                                $1,086,654        $1,102,119

    Valcor Senior Notes at June 30, 1995 are stated net of $1 million principal amount held by Valhi.

NOTE 10 -    OTHER INCOME:

                                                                Six months ended June 30,
                                                                             Pro forma
                                                                   1994         1994                 1995
                                                                              (In thousands)

Securities earnings:
  Interest and dividends                                         $ 2,940           $ 5,012         $ 5,900
  Securities transactions                                         (1,844)           (3,057)          1,215
                                                                   1,096             1,955           7,115

Technology fee income                                               -                4,862           5,305
Currency transactions, net                                           545               911          (1,555)
Litigation settlement gain                                          -               20,040            -
Other, net                                                         3,052             5,155           3,813

                                                                 $ 4,693           $32,923         $14,678

NOTE 11 - PROVISION FOR INCOME TAXES - CONTINUING OPERATIONS:

                                                                Six months ended June 30,
                                                                             Pro forma
                                                                   1994         1994                 1995
                                                                              (In millions)

Expected tax expense                                               $ 2.3           $ 1.4             $20.4
Non-U.S. tax rates                                                   (.8)           (3.7)             (5.1)
Incremental tax and rate differences on
 equity in earnings of non-tax group
 companies                                                           1.4            (7.7)             14.4
Change in NL's deferred income tax
 valuation allowance                                                 -              15.1              (2.5)
Other, net                                                           (.5)            1.4                .7

                                                                   $ 2.4           $ 6.5             $27.9

NOTE 12 - OTHER:

    Investment in joint ventures consists principally of Kronos' 50% interest in a TiO2 manufacturing joint venture.

    Receivable from affiliates at June 30, 1995 includes demand loans to Contran of $9 million. Such loans, made principally for overall cash management purposes, are supported by Contran's unused revolving credit availability.

NOTE 13 -    COMMITMENTS AND CONTINGENCIES:

    At June 30, 1995, the estimated cost to complete capital projects in process approximated $85 million, most of which relates to NL's environmental protection and improvement programs and productivity-enhancing programs at both NL and Amalgamated.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At June 30, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    Medite has entered into the equivalent of approximately $6 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of its future sales denominated in European Currency Units. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At June 30, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings", (iii) Valhi's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and (iv) the 1994 Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    Net income was $17.4 million, or $.15 per share, for the second quarter of 1995, up from net income of $3 million, or $.03 per share, in the second quarter of 1994. For the first half of 1995, net income was $29.8 million, or $.26 per share, compared to net income of $2.3 million, or $.02 per share, in 1994.

    Operating income for the first half of 1995 increased 55% to $134 million on a 17% sales increase to $981 million (% comparisons to 1994 pro forma results). Overall operating income margins were 14% in the first six months of 1995 compared to 10% in 1994. The improvement in sales, earnings and margins were driven by higher prices for TiO2.

CHEMICALS

                                               Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales:
  Kronos                                        $206.5     $249.3    + 21%        $380.7      $466.7    + 23%
  Rheox                                           30.7       34.1    + 11%          58.3        67.6    + 16%

                                                $237.2     $283.4    + 20%        $439.0      $534.3    + 22%

Operating income:
  Kronos                                        $ 13.2     $ 42.1    +219%        $ 24.3      $ 69.9    +188%
  Rheox                                            8.2       10.0    + 22%          14.8        19.1    + 29%

                                                $ 21.4     $ 52.1    +143%        $ 39.1      $ 89.0    +128%

Operating income margins:
  Kronos                                            6%        17%                     6%         15%
  Rheox                                            27%        29%                    25%         28%
      Aggregate margin                              9%        18%                     9%         17%

    The improvement in Kronos' 1995 TiO2 results was primarily due to higher average selling prices in all of NL's major markets. In billing currency terms, average TiO2 selling prices in the first six months of 1995 were approximately 15% higher than in the same period of 1994 and 1995 second quarter prices were 6% higher than in the first quarter. Kronos' year-to-date sales volumes for 1995 approximated sales volume for the same period in 1994; however, second quarter 1995 volume was 6% lower than in the second quarter of 1994. Rheox's operating results improved primarily as a result of higher sales volume and higher average selling prices. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales in the first six months of 1995 by $32 million compared to the 1994 period.

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

REFINED SUGAR

                                               Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales:
  Refined sugar                                 $103.3     $123.5     +20%        $195.9      $219.2    +12%
  By-products and other                            9.0        9.1     + 1%          20.6        24.6    +19%

                                                $112.3     $132.6     +18%        $216.5      $243.8    +13%

Operating income:
  FIFO basis                                    $  7.2     $  5.3     -27%        $ 13.1      $ 10.3    -21%
  LIFO adjustment                                  2.5        1.0                    3.4         2.4

    LIFO (reporting) basis                      $  9.7     $  6.3     -37%        $ 16.5      $ 12.7    -23%

Operating income margin:
  FIFO accounting method                            6%         4%                     6%          4%
  LIFO accounting method                            9%         5%                     8%          5%


    Refined sugar sales increased in 1995 primarily due to higher volume. U.S. Government-imposed marketing allotments on domestic processors are in effect for the crop year ending September 30, 1995. Based on Amalgamated's allotment of approximately 16 million hundredweight ("cwt") for the crop year and domestic sales to date, aggregate domestic sugar sales volume during the third quarter is expected to be slightly lower than in the comparable 1994 period. To help reduce the relatively high level of sugar inventories resulting from the combined effects of a record crop and marketing allotments, Amalgamated has been making limited sales into foreign markets, which are excluded from allotments. Foreign sales are typically at lower prices than domestic sales. The imposition of marketing allotments for the next crop year beginning October 1, 1995, if any, would probably be announced by the U.S. Government in late September.

    Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 is approximately 10% higher than its previous record crop. The large sugarbeet crop and adverse weather conditions resulted in the longest and most difficult processing campaign in recent years. These factors, along with a lower sugar content of the beets, contributed to a 9% increase in per cwt processing costs. By-product sales increased due primarily to higher pulp volume, reflecting the larger crop.

    Amalgamated's contracted acreage for the crop planted in the spring of 1995 approximated the acreage harvested in 1994, although adverse weather conditions have resulted in slower than normal beet growth and the abnormally high yield per acre experienced in the prior crop is unlikely to recur. Based on preliminary estimates, production from the crop to be harvested this fall is expected to be more in line with historical levels of the past few years, or about 6% to 8% lower than the last crop.

BUILDING PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,          %               June 30,           %
                                                 1994       1995     Change        1994       1995     Change
                                                  (In millions)                     (In millions)
Net sales:
  Medium density fiberboard                      $32.3      $37.5     +16%         $63.5      $ 83.0    +31%
  Traditional timber products                     21.3       12.2     -43%          30.5        25.8    -16%
  Eliminations                                     (.2)       (.3)                   (.6)        (.8)

                                                 $53.4      $49.4     - 7%         $93.4      $108.0    +16%

Operating income:
  Medium density fiberboard                      $ 7.3      $ 7.2     - 1%         $13.0      $ 16.8    +30%

  Traditional timber products                      4.3        1.1     -75%           3.7         1.8    -53%

                                                 $11.6      $ 8.2     -28%         $16.7      $ 18.6    +11%

Operating income margins:
  Medium density fiberboard                        23%        19%                    20%         20%
  Traditional timber products                      20%         9%                    12%          7%
    Aggregate margin                               22%        17%                    18%         17%


    Average MDF selling prices (in billing currency terms) for the first half of 1995 were 20% above year-ago levels. MDF volume increased 4% (specialty products +2% and standard products +5%) in the first six months of 1995. However, during the second quarter of 1995 the Company experienced softening in customer orders and selling prices which resulted in increased MDF sales into non-core, lower-margin markets and to price discounts in certain areas. Consequently, compared to the first quarter of 1995, second quarter 1995 aggregate MDF sales volume was down 18% with the overall average selling price essentially flat.

    MDF margins declined in 1995 as a 21% increase in per-unit costs offset the higher average selling prices. Increased wood costs continue to be influenced in part by competing demand from paper and pulp producers. Standard resin costs, while still high, are moderating and have recovered about one-half of last year's increases. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about five percentage points of the increase in both average MDF selling prices and per-unit MDF costs.

    Traditional timber products results declined as the significantly lower sales volume of logs and lower lumber selling prices more than offset higher veneer volume and prices. The decline in log sales is in part due to relative timing of logging. In 1995, the majority of logging is scheduled for the last half of the year whereas in 1994 about 60% of the year's log sales were in the second quarter.

    The Company believes general economic conditions and expectations in North America and in key European markets contributed to the recent decline in MDF customer orders. Further industry capacity additions are expected in Europe during 1995 and Medite's MDF operating rates for the last half of 1995 may be lower than in the comparable 1994 period.

HARDWARE PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $17.5      $19.3     +10%         $35.5       $39.4    +11%
Operating income                                   5.0        5.1     + 1%          10.1        10.6    + 5%

Operating income margin                            29%        26%                    28%         27%


    Volumes have continued to increase in the computer keyboard/workstation products and drawer slides product lines. Lock sales declined slightly in the second quarter as volume from a government agency contract completed in March 1995 has not as yet been fully replaced. Operating margins declined as higher raw material costs (zinc, copper and steel) were only partially recovered by responsive selling price increases. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar have continued to favorably impact operating results. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components workstation and drawer slide lines.

FAST FOOD

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $27.6      $28.8     + 4%         $54.3       $55.6    + 2%
Operating income                                   2.3        1.8     -19%           3.9         2.9    -25%

Operating income margin                             8%         7%                     7%          5%


    The higher sales level resulted from new restaurants as same store sales declined 1.4% in the first six months of 1995. Despite stable to lower food costs, competitive promotions and discounts along with higher labor costs continued to hamper operating results. During the first six months of 1995, Sybra opened five new stores and closed seven stores and at June 30, 1995 operated a total of 160 Arby's restaurants. Sybra expects to open three to five new stores during the last half of 1995 and may close three or four more under performing restaurants later in the year.

OTHER

    General corporate items. Securities earnings increased primarily because the first quarter of 1994 included a market value decline of fixed-income investments. Year-to-date net general expenses decreased compared to the 1994 pro forma amount as lower environmental remediation and other expenses more than offset NL's $20 million first quarter 1994 litigation settlement gain related to settlement of its lawsuit against Lockheed Corporation.

    Interest expense. Interest expense increased compared to 1994 pro forma expense as lower borrowing levels associated with NL's DM bank term loan were more than offset by changes in currency exchange rates, higher average U.S. variable interest rates and higher borrowing levels associated with facilities expansion. At June 30, 1995, approximately $656 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on outstanding variable rate borrowings at June 30, 1995 was 7.2%, down slightly from December 31, 1994 but up from 4.4% at year-end 1993.

    Minority interest. Minority interest relates to certain partially-owned foreign subsidiaries of NL. At June 30, 1995, NL separately reported a shareholders' deficit of approximately $263 million and, as a result, no minority interest related to the Company's interest in NL Industries is recorded in the Company's consolidated financial statements. Until such time as NL reports positive shareholders' equity in its separate financial statements, future changes in NL's equity, including all undistributed earnings, will accrue to the Company for financial reporting purposes.

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

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flow from operating activities. Cash flow from operating activities before changes in assets and liabilities of $104 million in 1995 was $36 million higher than the comparable 1994 pro forma amount reflecting improved chemicals operating results. Changes in assets and liabilities include the impact of significant seasonal fluctuations related to Amalgamated's seasonal purchase and processing of sugarbeets. Reflecting the higher inventory levels from the record crop and imposition of marketing allotments, changes in Amalgamated's assets and liabilities used $26 million in cash in the first half of 1995 compared to $2 million in the comparable 1994 period. Cash flow from operating activities in the 1994 year-to-date pro forma period includes NL's receipt of DM 185 million ($112 million) of tentative German income tax refunds, including interest. Relative changes in the size of the Company's portfolio of trading securities also impacted cash flow from operating activities comparisons.

    Cash flow from investing and financing activities. Capital spending for all of 1995 is estimated at approximately $122 million, up about 10% from 1994 pro forma of $110 million, and includes facility expansion, productivity programs and environmental programs. Net borrowings in 1995 include $22 million of short-term borrowings in the second quarter under NL non-U.S. bank credit facilities. Net repayments of indebtedness in the 1994 year-to-date pro forma period include payments aggregating DM 143 ($87 million) on NL's DM credit facility.

    Credit facilities. At June 30, 1995, unused revolving credit facilities aggregated $299 million, including $228 million attributable to NL. Of such amount, $90 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. Valhi has not guaranteed any subsidiary indebtedness.

    NL Industries. The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. Reflecting the improvement in Kronos' operating results, NL generated $74 million in cash from operating activities before changes in assets and liabilities in the first six months 1995 compared to $34 million in the 1994 period. NL's $25 million ($7 million in 1995) debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility is expected to increase NL's attainable TiO2 production capacity by 20,000 metric tons in 1997.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($72 million at June 30, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($94 million at June 30, 1995) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $162 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future or that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

    NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources.

    Amalgamated. Seasonal cash requirements are financed with short-term borrowings under the government sugar price support loan program and bank credit agreements. In view of higher inventory levels resulting from the combined effect of the record crop and the imposition of marketing allotments, Amalgamated increased its $75 million revolving working capital facility to $85 million. In addition, such facility was extended one-year to September 1997.

    Other subsidiaries. In addition to the 1994 completion of the second MDF production line in Ireland, Medite intends to continue the upgrade and debottlenecking of its existing facilities. Medite may also seek to add other new MDF production capacity. Although there are no plans or arrangements in place with respect to such capacity additions, Medite continues to explore expansion opportunities through acquisitions, strategic joint ventures and new construction. The Company also continues to explore additional expansion and/or acquisition opportunities for its hardware products business. Sybra's Consolidated Development Agreement with Arby's, Inc. requires it to open another 16 new stores through 1997 in order to retain its exclusive development rights in the Dallas/Ft. Worth, Texas areas.

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

    During the first half of 1995, Valhi purchased an additional 1.1 million shares (2%) of NL common stock at an average price of $12 per share. Valhi expects to increase its $20 million revolving credit facility to $50 million during the third quarter of 1995.

    The Company continues to negotiate with an agricultural cooperative of sugarbeet growers in Amalgamated's area of operation regarding the co-op's possible acquisition of the Company's controlling interest in Amalgamated's sugar business. The transaction would be subject to significant conditions, including financing and grower commitments. No assurance can be given that any transaction will be consummated. The net proceeds from the transaction, if completed, would be available for general corporate purposes, including expansion of Valhi's other businesses.

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



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1994 Annual Report and the March 31, 1995 Form 10-Q for descriptions of certain legal proceedings.

    Alan Russell Kahn v. Tremont Corporation, et al. Trial was held in June 1995 and post-trial briefing is underway.

    Medite's Irish subsidiary has been named as a defendant in a complaint filed in the High Court for the Republic of Ireland (Woodfab Limited v. Coillte Teoranta and Medite of Europe Limited, 1995 No. 1154P). Plaintiff alleges that timber supply contracts between Medite/Europe and Coillte violate certain provisions of the Competition Act of 1991 and the European Community Treaty.
The complaint seeks to, among other things, declare that the timber supply contracts are invalid and therefore should be rescinded. Medite believes, and understands the other defendants believe, that the allegations are without merit and intends to defend this action vigorously.

    Wright (Alvin) and Wright (Allen) v. Lead Industries, et al. In an April 1995 amended complaint, plaintiffs voluntarily dismissed their breach of warranty claim and added an unfair and deceptive trade practices claim. In July 1995, the trial court granted in part the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. A trial date has been set in these consolidated cases for October 1996.

    HANO Third-Party Complaints. In June 1995, the District Court granted motions for summary judgment in several of the remaining cases, and after such grant, two cases remained pending. The time in which plaintiffs may file an appeal has not yet expired. NL understands that the plaintiffs' counsel in the HANO cases has indicated an intention to file a class action against the lead pigment defendants on behalf of allegedly injured plaintiffs.

    Wagner, et al. v. Anzon, Inc. and NL Industries, Inc. In May 1995, plaintiffs filed a notice of appeal.

    In re Asbestos III.  The trial date has been delayed until August 1995.

    Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Twelve plaintiffs brought this action against NL and various other defendants in July 1995. Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during such activities on the defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. NL intends to file an answer denying plaintiffs' allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Valhi's 1995 Annual Meeting of Stockholders was held on May 9, 1995.
Norman S. Edelcup, Kenneth R. Ferris, Glenn R. Simmons, Harold C. Simmons and J. Walter Tucker, Jr. were elected as directors, each receiving votes "For" their election of approximately 97% of the 113.8 million common shares eligible to vote at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the six-month period ended June 30, 1995.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1995 and the month of July 1995:

        April 18, 1995 - Reported Items 5 and 7.
        April 26, 1995 - Reported Items 5 and 7.
        May 9, 1995    - Reported Items 5 and 7.
        July 24, 1995  - Reported Items 5 and 7.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                              (Registrant)



Date   July 31, 1995                  By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   July 31, 1995                  By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.
                                              (Registrant)



Date   July 31, 1995                  By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   July 31, 1995                  By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)