Form 10-Q
period 1995-09-30
VALHI INC /DE/
filed 1995-11-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1995         COMMISSION FILE NUMBER 1-5467
                      ------------------                                ------





                                  VALHI, INC.
------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             87-0110150
-------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)






REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
                                                                --------------





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



                       YES  X      NO
                           ---        ---




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1995: 113,971,414.
                                                                  -----------




                  VALHI, INC. AND SUBSIDIARIES

                              INDEX





                                                                     PAGE
                                                                    NUMBER

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets - December 31, 1994
            and September 30, 1995                                    3-4

           Consolidated Statements of Income - Three
            months ended September 30, 1994 and 1995                   5

           Consolidated Statements of Income - Nine
            months ended September 30, 1994 and 1995                   6

           Consolidated Statements of Cash Flows - Nine
            months ended September 30, 1994 and 1995                  7-8

           Consolidated Statement of Stockholders' Equity -
            Nine months ended September 30, 1995                       9


           Notes to Consolidated Financial Statements                10-17

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     18-26

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                        27-28

  Item 6.  Exhibits and Reports on Form 8-K.                           28


                  VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS)


              ASSETS                               DECEMBER 31, SEPTEMBER 30,
                                                       1994         1995
                                                   ------------ -------------

Current assets:
  Cash and cash equivalents                       $  170,747     $  171,337
  Marketable securities                               49,233           -
  Accounts and notes receivable                      200,985        264,861
  Refundable income taxes                              1,187          8,736
  Receivable from affiliates                           5,411         23,446
  Inventories                                        498,097        324,099
  Prepaid expenses                                     8,198         12,739
  Deferred income taxes                                2,276          2,354
                                                  ----------     ----------


      Total current assets                           936,134        807,572
                                                  ----------     ----------


Other assets:
  Marketable securities                              115,527        145,970
  Investment in joint ventures                       187,480        185,863
  Natural resource properties                         93,400         91,770
  Prepaid pension cost                                24,496         26,844
  Goodwill                                           248,097        254,865
  Deferred income taxes                                2,827            792
  Other                                               65,011         59,399
                                                  ----------     ----------


      Total other assets                             736,838        765,503
                                                  ----------     ----------


Property and equipment:
  Land                                                38,393         42,875
  Buildings                                          184,009        205,881
  Equipment                                          809,758        867,703




  Construction in progress                            18,267         51,756
                                                  ----------     ----------

                                                   1,050,427      1,168,215
  Less accumulated depreciation                      242,696        294,178
                                                  ----------     ----------


      Net property and equipment                     807,731        874,037
                                                  ----------     ----------


                                                  $2,480,703     $2,447,112
                                                  ==========     ==========

                  VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY            DECEMBER 31, SEPTEMBER 30,
                                                       1994          1995
                                                   ------------ -------------

Current liabilities:
  Notes payable                                   $  124,893     $   76,707
  Current long-term debt                              62,625         73,448
  Accounts payable                                   267,047        165,926
  Accrued liabilities                                157,646        164,501
  Payable to affiliates                               11,358          9,676
  Income taxes                                        24,192         14,351
  Deferred income taxes                                8,461          2,051
                                                  ----------     ----------


      Total current liabilities                      656,222        506,660
                                                  ----------     ----------


Noncurrent liabilities:
  Long-term debt                                   1,086,654      1,083,383
  Accrued pension cost                                76,344         75,391
  Accrued OPEB cost                                   83,300         80,270
  Accrued environmental costs                         93,655        105,112
  Deferred income taxes                              226,789        285,555
  Other                                               56,890         50,890
                                                  ----------     ----------


      Total noncurrent liabilities                 1,623,632      1,680,601
                                                  ----------     ----------


Minority interest                                      2,425          2,830
                                                  ----------     ----------


Stockholders' equity:
  Common stock                                         1,245          1,246
  Additional paid-in capital                          33,341         34,583
  Retained earnings                                  209,071        242,217




  Adjustments:
    Currency translation                             (12,128)        (5,838)
    Marketable securities                             37,669         55,973
    Pension liabilities                                 (506)          (506)
  Treasury stock                                     (70,268)       (70,654)
                                                  ----------     ----------


      Total stockholders' equity                     198,424        257,021
                                                  ----------     ----------


                                                  $2,480,703     $2,447,112
                                                  ==========     ==========



[FN]
Commitments and contingencies (Note 13)


                  VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       PRO FORMA*
                                             1994         1994        1995
                                           --------    ----------   --------

Revenues and other income:
  Net sales                               $232,549    $457,749    $494,429
  Other, net                                 1,960      10,268       9,903
                                          --------    --------    --------

                                           234,509     468,017     504,332
                                          --------    --------    --------

Costs and expenses:
  Cost of sales                            177,978     348,719     363,086
  Selling, general and administrative       32,270      81,646      84,888
  Interest                                   8,146      29,069      30,782
                                          --------    --------    --------

                                           218,394     459,434     478,756
                                          --------    --------    --------


    Income of consolidated companies
     before income taxes                    16,115       8,583      25,576

Equity in losses of NL prior to
 consolidation                              (5,533)       -           -
                                          --------    --------    --------


    Income before income taxes              10,582       8,583      25,576

Provision for income taxes                   3,286       3,023      11,988
Minority interest                             -            124        (140)
                                          --------    --------    --------


    Income from continuing operations        7,296    $  5,436      13,728
                                                      ========

Discontinued operations                     (2,608)                   -
                                          --------                --------





      Net income                          $  4,688                $ 13,728
                                          ========                ========

Earnings per common share:
  Continuing operations                      $ .06        $.05        $.12
                                                          ====

  Discontinued operations                    (.02)                      -
                                            -----                     ----


      Net income                             $ .04                    $.12
                                             =====                    ====

Cash dividends per share                     $ .02        $.02        $.03
                                             =====        ====        ====

Average common shares outstanding          114,318     114,318     114,438
                                           =======     =======     =======


[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.

                  VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       PRO FORMA*
                                             1994         1994       1995
                                           ---------   ----------  ---------

Revenues and other income:
  Net sales                               $632,295    $1,296,457  $1,475,589
  Other, net                                 6,653        43,191      24,581
                                          --------    ----------  ----------

                                           638,948     1,339,648   1,500,170
                                          --------    ----------  ----------

Costs and expenses:
  Cost of sales                            481,353       983,064   1,073,407
  Selling, general and administrative       91,003       255,023     247,012
  Interest                                  25,988        89,047      95,989
                                          --------    ----------  ----------

                                           598,344     1,327,134   1,416,408
                                          --------    ----------  ----------


    Income of consolidated companies
     before income taxes                    40,604        12,514      83,762

Equity in losses of NL prior to
 consolidation                             (23,491)         -           -
                                          --------    ----------  ----------


    Income before income taxes              17,113        12,514      83,762

Provision for income taxes                   5,643         9,555      39,916
Minority interest                             -              620         346
                                          --------    ----------  ----------


    Income from continuing operations       11,470    $    2,339      43,500
                                                      ==========

Discontinued operations                     (4,531)                     -
                                          --------                ----------





      Net income                          $  6,939                $   43,500
                                          ========                ==========

Earnings per common share:
  Continuing operations                      $ .10          $.02        $.38
                                                            ====

  Discontinued operations                     (.04)                       -
                                             -----                      ----


      Net income                             $ .06                      $.38
                                             =====                      ====

Cash dividends per share                     $ .06          $.06        $.09
                                             =====          ====        ====

Average common shares outstanding          114,299       114,299     114,407
                                           =======       =======     =======


[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.


                  VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                         (IN THOUSANDS)

                                                       PRO FORMA*
                                              1994        1994        1995
                                           ---------   ----------  ---------

Cash flows from operating activities:
  Net income                              $   6,939   $   2,339   $  43,500
  Depreciation, depletion and
   amortization                              18,779      59,925      65,922
  Noncash interest expense                    8,117      21,532      23,224
  Deferred income taxes                     (11,598)     18,030      28,401
  Equity in NL prior to consolidation        23,491        -           -
  Other, net                                  7,818      (1,571)     (9,939)
                                          ---------   ---------   ---------

                                             53,546     100,255     151,108
  Change in assets and liabilities:
    Accounts and notes receivable           (36,433)    (61,154)    (55,574)
    Inventories                             181,659     219,264     184,461
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                   (82,396)    (82,396)   (108,117)
      Other, net                              1,659       6,134       8,557
    Income taxes                             (1,651)     87,634     (18,749)
    Other, net                                2,170      21,417      (8,406)
    Trading securities:
      Sale proceeds                          29,375      44,507      51,283
      Purchases                             (25,000)    (25,870)       (762)
                                          ---------   ---------   ---------


        Net cash provided by operating
         activities                         122,929     309,791     203,801
                                          ---------   ---------   ---------


Cash flows from investing activities:
  Capital expenditures                      (58,052)    (83,113)    (83,147)
  Purchases of:
    NL common stock                          (1,356)     (1,356)    (13,168)




    Business unit                              -           -         (5,982)
  Loans to affiliates:
    Loans                                   (13,050)    (13,050)    (51,800)
    Collections                               3,050       3,050      33,300
  Other, net                                  3,887       7,050         789
                                          ---------   ---------   ---------


        Net cash used by investing
         activities                         (65,521)    (87,419)   (120,008)
                                          ---------   ---------   ---------


                  VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                         (IN THOUSANDS)

                                                       PRO FORMA*
                                              1994        1994        1995
                                           ---------   ----------  ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                            $ 278,032    $ 322,537   $ 555,968
    Principal payments                     (329,578)    (459,131)   (636,391)
  Dividends paid                             (6,859)      (6,859)    (10,354)
  Other, net                                    229           27       3,929
                                          ---------    ---------   ---------


      Net cash used by financing
       activities                           (58,176)    (143,426)    (86,848)
                                          ---------    ---------   ---------


Net increase (decrease)                        (768)      78,946      (3,055)
Currency translation                            (36)       7,743       3,645
Cash and equivalents, beginning of period    22,189      128,782     170,747
                                          ---------    ---------   ---------


Cash and equivalents, end of period       $  21,385    $ 215,471   $ 171,337
                                          =========    =========   =========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized    $  15,090    $  58,341   $  60,056
  Income taxes (refund)                      16,420      (95,646)     35,908



[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Note 1.

                               VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           NINE MONTHS ENDED SEPTEMBER 30, 1995

                                      (IN THOUSANDS)

                                          ADDITIONAL
                              COMMON       PAID-IN       RETAINED
                              STOCK        CAPITAL       EARNINGS
                              -------     -----------    --------

Balance at December 31, 1994  $1,245        $33,341      $209,071

Net income                      -              -           43,500
Dividends                       -              -          (10,354)
Adjustments, net                -              -             -
Other, net                         1          1,242          -
                              ------        -------      --------


Balance at September 30,      $1,246        $34,583      $242,217
 1995                         ======        =======      ========

                                            ADJUSTMENTS                                      TOTAL
                            -----------------------------------------

                             CURRENCY     MARKETABLE      PENSION           TREASURY     STOCKHOLDERS'
                            TRANSLATION   SECURITIES    LIABILITIES          STOCK           EQUITY
                            -----------   ----------    -----------        ----------    --------------

Balance at December 31, 1994 $(12,128)      $37,669          $(506)        $(70,268)        $198,424

Net income                       -             -               -               -              43,500
Dividends                        -             -               -               -             (10,354)
Adjustments, net                6,290        18,304            -               -              24,594
Other, net                       -             -               -               (386)             857
                             --------       -------          -----         --------         --------


Balance at September 30,     $ (5,838)      $55,973          $(506)        $(70,654)        $257,021
 1995                        ========       =======          =====         ========         ========

                  VALHI, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1995 and the consolidated statements of income, cash flows and stockholders' equity for the interim periods ended September 30, 1994 and 1995 have been prepared by the Company, without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Valhi increased its ownership of NL Industries, Inc. (Commission File
No. 1-640) from approximately 49% to more than 50% in December 1994 and, accordingly, consolidated NL's financial position effective December 31, 1994 and commenced consolidating NL's results of operations and cash flows effective January 1, 1995. The consolidated financial statements include, for comparative purposes, certain 1994 pro forma financial information as if the Company had consolidated NL as of the beginning of 1994.

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

    Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock.

NOTE 2 -EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.


NOTE 3 -BUSINESS SEGMENT INFORMATION:

                                                               % OWNED AT
 BUSINESS SEGMENT             PRINCIPAL ENTITIES           SEPTEMBER  30, 1995
-------------------    --------------------------------    -------------------


  Chemicals             NL Industries, Inc.                        53%
  Refined sugar         The Amalgamated Sugar Company             100%
  Building products     Medite Corporation                        100%
  Hardware products     National Cabinet Lock, Inc.               100%
  Fast food             Sybra, Inc.                               100%



                                                  NINE MONTHS ENDED JUNE 30,
                                                  --------------------------

                                                           PRO FORMA
                                                   1994      1994      1995
                                                   ----    ---------   ----

                                                         (IN MILLIONS)
Net sales:
  Chemicals                                      $  -      $  664.2  $  789.7
  Refined sugar                                   353.9       353.9     387.8
  Building products                               143.0       143.0     154.2
  Hardware products                                52.5        52.5      58.8
  Fast food                                        82.9        82.9      85.1
                                                 ------    --------  --------


                                                 $632.3    $1,296.5  $1,475.6
                                                 ======    ========  ========

Operating income:
  Chemicals                                      $  -      $   61.2  $  134.2
  Refined sugar                                    25.0        25.0      18.7
  Building products                                27.5        27.5      23.1
  Hardware products                                14.7        14.7      15.1
  Fast food                                         6.1         6.1       4.9
                                                 ------    --------  --------

                                                   73.3       134.5     196.0
General corporate items:
  Securities earnings                               2.5         4.6       9.9
  General expenses, net                            (9.2)      (37.5)    (26.2)
  Interest expense                                (26.0)      (89.1)    (96.0)
                                                 ------    --------  --------


    Income of consolidated companies
     before income taxes                           40.6        12.5      83.7




Equity in NL prior to consolidation               (23.5)       -         -
                                                 ------    --------  --------


    Income before income taxes                   $ 17.1    $   12.5  $   83.7
                                                 ======    ========  ========


    NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's building products (Medite), hardware products (National Cabinet Lock) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi.

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------

                                        DEPRECIATION,
                                        DEPLETION AND        CAPITAL
                                         AMORTIZATION      EXPENDITURES
                                       ----------------  -----------------

                                       PRO FORMA           PRO FORMA
                                         1994      1995      1994        1995
                                       ---------   ----    ---------     ----

                                                   (IN MILLIONS)
Chemicals                              $40.9     $45.0      $25.0     $42.5
Refined sugar                            5.6       6.0       20.1      21.5
Building products                        7.2       8.5       26.8       7.8
Fast food and other                      6.2       6.4       11.2      11.3
                                       -----     -----      -----     -----


                                       $59.9     $65.9      $83.1     $83.1
                                       =====     =====      =====     =====


NOTE 4 -MARKETABLE SECURITIES:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1994         1995
                                                   ------------ -------------

                                                        (IN THOUSANDS)
Current assets (trading securities):
  U.S. Treasury securities                         $ 25,165     $   -
  Global bond investments                            24,068         -
                                                   --------     --------


                                                   $ 49,233     $   -
                                                   ========     ========

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                  $103,243     $127,434
  Other common stocks                                12,284       18,536
                                                   --------     --------


                                                   $115,527     $145,970
                                                   ========     ========


    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $23.88 at September 30, 1995, or an aggregate market value of approximately $131 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At September 30, 1995, the aggregate cost of other available-for-sale securities was approximately $16 million.

NOTE 5 -INVENTORIES:

                                                  DECEMBER 31, SEPTEMBER  30,
                                                      1994          1995
                                                  ------------ --------------

                                                       (IN THOUSANDS)
Raw materials:
  Chemicals                                       $ 30,118       $ 32,195
  Sugarbeets                                        86,868          2,422
  Other                                             15,789         17,624
                                                  --------       --------

                                                   132,775         52,241
                                                  --------       --------


In process products:
  Chemicals                                          7,654          8,541
  Refined sugar and by-products                     54,700          4,059
  Other                                              5,918          6,640
                                                  --------       --------

                                                    68,272         19,240
                                                  --------       --------


Finished products:
  Chemicals                                        113,276        132,893
  Refined sugar and by-products                    107,236         31,866
  Other                                              5,221         10,362
                                                  --------       --------

                                                   225,733        175,121
                                                  --------       --------


Supplies                                            71,317         77,497
                                                  --------       --------


                                                  $498,097       $324,099
                                                  ========       ========


NOTE 6 - OTHER NONCURRENT ASSETS:

                                                  DECEMBER 31, SEPTEMBER  30,
                                                      1994          1995
                                                  ------------ --------------

                                                       (IN THOUSANDS)
Natural resource properties:
  Timber and timberlands                           $53,114       $ 53,172
  Mining properties                                 40,286         38,598
                                                   -------       --------


                                                   $93,400       $ 91,770
                                                   =======       ========

Franchise fees and other intangible assets         $27,831       $ 25,531
Deferred financing costs                            23,102         20,698
Other                                               14,078         13,170
                                                   -------       --------


                                                   $65,011       $ 59,399
                                                   =======       ========


NOTE 7 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                  DECEMBER 31, SEPTEMBER  30,
                                                      1994          1995
                                                  ------------ --------------

                                                       (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                             $146,638       $ 38,521
  Other                                            120,409        127,405
                                                  --------       --------


                                                  $267,047       $165,926
                                                  ========       ========

Accrued liabilities:
  Employee benefits                               $ 50,929       $ 54,638
  Sugar processing costs                            20,132            554
  Environmental costs                               13,276         11,045
  Interest                                          11,363         23,833
  LIFO inventory replacement reserve                  -             5,019
  Miscellaneous taxes                                9,080          7,016
  Other                                             52,866         62,396
                                                  --------       --------


                                                  $157,646       $164,501
                                                  ========       ========


NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                  DECEMBER 31, SEPTEMBER 30,
                                                      1994          1995
                                                  ------------ -------------

                                                       (IN THOUSANDS)
Insurance claims and expenses                      $18,155        $18,162
Employee benefits                                   15,440         17,061
Deferred technology fee income                      18,305         11,112
Other                                                4,990          4,555
                                                   -------        -------


                                                   $56,890        $50,890
                                                   =======        =======


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                  DECEMBER 31, SEPTEMBER  30,
                                                      1994          1995
                                                  ------------ --------------

                                                        (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                $   79,893    $     -
    Bank credit agreements                            45,000        55,000
                                                  ----------    ----------

                                                     124,893        55,000
  Kronos - non-U.S. bank credit agreements              -           21,707
                                                  ----------    ----------


                                                  $  124,893    $   76,707
                                                  ==========    ==========

Long-term debt:
  Valhi:
    LYONs                                         $  119,096    $  127,434
    Bank revolver                                       -            5,000
                                                  ----------    ----------

                                                     119,096       132,434
                                                  ----------    ----------


  Valcor Senior Notes                                100,000        99,000
  Amalgamated bank term loan                          26,000        24,000
  NL Industries:
    Senior Secured Notes                             250,000       250,000
    Senior Secured Discount Notes                    116,409       127,897
    Deutsche mark bank credit facility
     (DM 397,610 and DM 397,610)                     255,703       276,498
    Joint venture term loan                           88,715        77,143
    Rheox bank term loan                              67,500        45,263




    Other                                             11,322        15,031
                                                  ----------    ----------

                                                     789,649       791,832
                                                  ----------    ----------

  Medite:
    Bank term loans                                   89,411        73,770
    Bank working capital facilities                    8,802        10,906
    Other                                              4,360         4,204
                                                  ----------    ----------

                                                     102,573        88,880
                                                  ----------    ----------

  Other:
    Sybra bank credit agreements                       5,500        15,003
    Sybra capital leases                               6,321         5,574
    National Cabinet Lock                                140           108
                                                  ----------    ----------

                                                      11,961        20,685
                                                  ----------    ----------


                                                   1,149,279     1,156,831
  Less current maturities                             62,625        73,448
                                                  ----------    ----------


                                                  $1,086,654    $1,083,383
                                                  ==========    ==========


    Valcor Senior Notes at September 30, 1995 are stated net of $1 million principal amount held by Valhi.

NOTE 10 -   OTHER INCOME:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------

                                                       PRO FORMA
                                             1994         1994        1995
                                            ------     ---------     ------

                                                     (IN THOUSANDS)
Securities earnings:
  Interest and dividends                  $ 4,479      $ 7,844    $ 8,685
  Securities transactions                  (2,057)      (3,366)     1,222
                                          -------      -------    -------

                                            2,422        4,478      9,907
Technology fee income                        -           7,781      7,990
Currency transactions, net                    514        1,259       (259)
Litigation settlement gains, net             -          21,240       -
Other, net                                  3,717        8,433      6,943
                                          -------      -------    -------


                                          $ 6,653      $43,191    $24,581
                                          =======      =======    =======


NOTE 11 - PROVISION FOR INCOME TAXES - CONTINUING OPERATIONS:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------

                                                       PRO FORMA
                                             1994         1994        1995
                                             ----      ---------      ----

                                                      (IN MILLIONS)
Expected tax expense                       $ 6.0       $  4.4       $29.3
Non-U.S. tax rates                          (1.4)        (5.6)       (4.7)
Incremental tax and rate differences on
 equity in earnings of non-tax group
 companies                                   1.5        (10.6)       17.2
Change in NL's deferred income tax
 valuation allowance                         -           19.0        (3.2)
Other, net                                   (.5)         2.4         1.3
                                           -----       ------       -----


                                           $ 5.6       $  9.6       $39.9
                                           =====       ======       =====


NOTE 12 - OTHER:

    Investment in joint ventures consists principally of Kronos' 50% interest in a TiO2 manufacturing joint venture.

    Receivable from affiliates at September 30, 1995 includes demand loans to Contran of $18.5 million. Such loans, made principally for overall cash management purposes, are supported by Contran's unused revolving credit availability.

NOTE 13 -   COMMITMENTS AND CONTINGENCIES:

    At September 30, 1995, the estimated cost to complete capital projects in process approximated $57 million, most of which relates to NL's capacity additions and environmental protection and improvement programs.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At September 30, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    Certain foreign subsidiaries have entered into the equivalent of approximately $5 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of their future sales denominated in European Currency Units and U.S. dollars. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At September 30, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

    For information concerning certain legal proceedings, income tax and other commitments and contingencies see (i) Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) Part II, Item 1 -- "Legal Proceedings", (iii) Valhi's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 and (iv) the 1994 Annual Report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

    Net income was $13.7 million, or $.12 per share, for the third quarter of 1995, up from net income of $4.6 million, or $.04 per share, in the third quarter of 1994. For the first nine months of 1995, net income was $43.5 million, or $.38 per share, compared to net income of $6.9 million, or $.06 per share, in 1994.

    Operating income for the first nine months of 1995 increased 46% to $196 million on a 14% sales increase to $1.5 billion (% comparisons to 1994 pro forma results). Overall operating income margins were 13% in the first nine months of 1995 compared to 10% in 1994 as chemicals improvements, driven by higher TiO2 selling prices, more than offset other declines.

CHEMICALS

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                 -------------------             -------------------

                                  1994       1995    % CHANGE     1994      1995     % CHANGE
                                  ----       ----    --------     ----      ----     --------

                                    (IN MILLIONS)                   (IN MILLIONS)
Net sales:
  Kronos                         $194.1     $222.8    + 15%    $574.8      $689.5     + 20%
  Rheox                            31.1       32.6    +  5%      89.4       100.2     + 12%
                                 ------     ------             ------      ------


                                 $225.2     $255.4    + 13%    $664.2      $789.7     + 19%
                                 ======     ======             ======      ======

Operating income:
  Kronos                         $ 14.1     $ 35.8    +153%    $ 38.4      $105.7     +175%
  Rheox                             8.0        9.4    + 17%      22.8        28.5     + 25%
                                 ------     ------             ------      ------


                                 $ 22.1     $ 45.2    +104%    $ 61.2      $134.2     +119%
                                 ======     ======             ======      ======

Operating income margins:
  Kronos                           7%         16%                 7%         15%
  Rheox                           26%         29%                26%         28%
      Aggregate margin            10%         18%                 9%         17%

    The improvement in Kronos' 1995 TiO2 results was primarily due to higher average selling prices, partially offset by lower sales volume and slightly higher production costs. In billing currency terms, average TiO2 selling prices in the first nine months of 1995 were approximately 16% higher than in the same period of 1994 as prices increased in all of NL's major markets. Kronos' 1995 third quarter prices were 2% higher than in the second quarter of 1995 with increases in all major markets except the U.S., where prices remained flat.
TiO2 sales volume in the third quarter of 1995 was 6% below third quarter 1994 volume, and year-to-date volume was slightly lower than last year. Economies worldwide have continued to grow in 1995, but at a slower pace than last year, which Kronos believes contributed to the somewhat lower TiO2 sales volume in 1995 compared to 1994. Rheox's operating results improved primarily as a result of higher sales volume and higher average selling prices. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales in the first nine months of 1995 by $46 million compared to the 1994 period.

    The Company's chemicals operating income differs from that separately reported by NL due to amortization of basis differences (principally depreciation, depletion and amortization expense) arising from purchase accounting adjustments made in conjunction with the Company's acquisition of NL. Such additional non-cash expense reduces operating income by approximately $20 million per year compared to amounts separately reported by NL.

REFINED SUGAR

                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                 -------------------                -------------------

                                  1994        1995      % CHANGE      1994       1995      % CHANGE
                                  ----        ----      --------      ----       ----      --------

                                     (IN MILLIONS)                    (IN MILLIONS)
Net sales:
  Refined sugar                  $134.6     $139.2        + 3%     $330.5       $358.4       + 8%
  By-products and other             2.8        4.8        +75%       23.4         29.4       +26%
                                 ------     ------                 ------       ------


                                 $137.4     $144.0        + 5%     $353.9       $387.8       +10%
                                 ======     ======                 ======       ======

Operating income:
  FIFO basis                     $  9.0     $  5.4        -41%     $ 22.1       $ 15.7       -29%
  LIFO adjustment                   (.5)        .6                    2.9          3.0
                                 -------    ------                 ------       ------


    LIFO (reporting) basis       $  8.5     $  6.0        -29%     $ 25.0       $ 18.7       -25%
                                 ======     ======                 ======       ======

Operating income margin:
  FIFO accounting method           7%          4%                     6%           4%
  LIFO accounting method           6%          4%                     7%           5%


     Refined sugar sales increased in the 1995 year-to-date period primarily due to a 7% increase in volume. To help reduce the relatively high level of sugar inventories resulting from the combined effects of a record crop and the marketing allotments imposed by the U.S. government on domestic processors for the crop year which ended September 30, 1995, Amalgamated made limited sales into foreign markets, which were excluded from the allotments. Foreign sales are typically at lower prices than domestic sales. The U.S. Department of Agriculture has announced that there will be no marketing allotments imposed during the first quarter (October to December) of the new crop year which began on October 1, 1995. Unless there is an industry-wide larger-than-expected production of sugar from this year's crop, it is expected that allotments will not be imposed at anytime during the crop year.

    Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 was approximately 10% higher than its previous record crop. The large sugarbeet crop and adverse weather conditions resulted in the longest and most difficult processing campaign in recent years. These factors, along with a lower sugar content of the beets, contributed to a 10% increase in per hundredweight (`cwt'') processing costs. The extreme difficulties encountered with processing that crop are not expected to recur, and per cwt processing costs for the new crop should be reduced. By-product sales increased due primarily to higher pulp volume, reflecting the larger crop.

    Harvesting and processing of the crop planted in the spring of 1995 is in process. Based on limited harvest results, yield per acre is lower than last year and aggregate refined sugar production from the new crop is expected to be more in line with historical levels of the past few years, or about 6% to 10% lower than the last crop.

    Sugar is included in the Budget Reconciliation legislation currently being considered by the U.S. Congress. While there can be no assurance, the Company currently believes the new sugar provisions will be relatively similar to the current sugar program.

BUILDING PRODUCTS

                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                    SEPTEMBER 30,         %            SEPTEMBER 30,         %
                                 -------------------                 ------------------

                                  1994        1995       CHANGE       1994       1995       CHANGE
                                  ----        ----       ------       ----       ----       ------

                                     (IN MILLIONS)                      (IN MILLIONS)
Net sales:
  Medium density fiberboard      $34.2       $31.8        - 7%     $ 97.7       $114.8      +17%
  Traditional timber products     15.7        15.3        - 2%       46.2         41.1      -11%
  Eliminations                     (.3)        (.9)                   (.9)        (1.7)
                                 -----       -----                 ------       ------


                                 $49.6       $46.2        - 7%     $143.0       $154.2      + 8%
                                 =====       =====                 ======       ======

Operating income:
  Medium density fiberboard      $ 7.2       $ 2.1        -71%     $ 20.2       $ 18.9      - 6%
  Traditional timber products      3.6         2.4        -31%        7.3          4.2      -42%
                                 -----       -----                 ------       ------


                                 $10.8       $ 4.5        -58%     $ 27.5       $ 23.1      -16%
                                 =====       =====                 ======       ======

Operating income margins:
  Medium density fiberboard       21%          7%                    21%          17%
  Traditional timber products     23%         16%                    16%          10%
    Aggregate margin              22%         10%                    19%          15%

    Average MDF selling prices for the first nine months of 1995 were 18% above year-ago levels (16% in billing currency terms) with aggregate volume down nominally. For the quarter, MDF prices were up 4% with volume down 11% compared to 1994. Compared to the second quarter of 1995, third quarter 1995 MDF sales volume was down 8% with average prices down 7%. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to lower MDF prices and operating rates.

    MDF margins declined in 1995 as a 25% increase in per-unit costs, due to higher material costs and lower capacity utilization, more than offset higher selling prices. Increased wood costs have been influenced in part by competing demand from paper and pulp producers while higher resin costs have moderated slightly. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about two percentage points of the 1995 increases in both MDF selling prices and per-unit MDF costs.

    Traditional timber products results declined in 1995 as significantly lower log sales volume and lower lumber selling prices more than offset higher veneer volume and selling prices and the favorable effect on costs of using a higher mix of lower-cost fee timber.

     Due to uncertainty regarding near-term economic conditions in both North America and Europe and additional new MDF industry capacity expected later this year, the Company does not expect significant near-term improvement in the MDF market.

HARDWARE PRODUCTS

                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                 -------------------               ------------------

                                  1994        1995    % CHANGE       1994      1995     % CHANGE
                                  ----        ----    --------       ----      ----     --------

                                    (IN MILLIONS)                     (IN MILLIONS)
Net sales                        $17.0       $19.4       +14%       $52.5     $58.8       +12%
Operating income                   4.6         4.5       - 1%        14.7      15.1       + 3%

Operating income margin          27%          24%                    28%       26%

     Volumes have continued to increase in workstation and drawer slide product lines while lock volume from a government contract completed earlier this year has been only partially replaced. Operating margins were impacted by certain higher costs not fully recovered by responsive selling price increases as well as costs associated with integrating the operations of a Canadian competitor acquired in August 1995. The acquired operations generated approximately $1 million of sales in the third quarter.

FAST FOOD

                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                  -------------------             ------------------

                                  1994        1995     % CHANGE     1994        1995      % CHANGE
                                  ----        ----     --------     ----        ----      --------

                                    (IN MILLIONS)                   (IN MILLIONS)
Net sales                        $28.6       $29.5        +3%     $82.9         $85.1       + 3%
Operating income                   2.2         2.0        -8%       6.1           4.9       -19%

Operating income margin            7%          7%                   7%            6%

    Comparable store sales were up 1% in the third quarter, reversing the downward comparisons of the first half of 1995 and resulting in year-to-date comparable sales approximating 1994. Despite stable to lower food costs, competitive promotions and discounts along with higher labor costs continue to hamper operating results.

    During the first nine months of 1995, Sybra opened six new stores and closed twelve stores and at September 30, 1995 operated 156 Arby's restaurants. Sybra opened one store in October, has three other stores under construction and may close three to five more under-performing restaurants by year-end. Sybra also intends to test dual branding by adding the ZUZU Mexican concept to two of its larger Arby's restaurants by early 1996.

OTHER

    General corporate items. Securities earnings increased primarily because the first quarter of 1994 included a market value decline of fixed-income investments. Year-to-date net general expenses decreased compared to the 1994 pro forma amount as lower environmental remediation and other expenses more than offset NL's $20 million first quarter 1994 litigation settlement gain related to settlement of a lawsuit.

    Interest expense. Interest expense increased compared to 1994 pro forma expense as lower borrowing levels associated with NL's DM and other bank loans were more than offset by changes in currency exchange rates, higher average U.S. variable interest rates and higher borrowing levels associated with facilities expansion. At September 30, 1995, approximately $655 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on $579 million of outstanding variable rate borrowings at September 30, 1995 was 6.9%, down from 7.4% at December 31, 1994 but up from 4.4% at year-end 1993.

    Minority interest. Minority interest relates to certain partially-owned foreign subsidiaries of NL. At September 30, 1995, NL separately reported a shareholders' deficit of approximately $237 million and, as a result, no minority interest related to the Company's interest in NL Industries is recorded in the Company's consolidated financial statements. Until such time as NL reports positive shareholders' equity in its separate financial statements, future changes in NL's equity, including all undistributed earnings, will accrue to the Company for financial reporting purposes.

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


LIQUIDITY AND CAPITAL RESOURCES:

    Cash flow from operating activities. Cash flow from operating activities before changes in assets and liabilities of $151 million in the first nine months of 1995 was $51 million higher than the comparable 1994 pro forma amount reflecting improved earnings. Changes in assets and liabilities include the impact of significant seasonal fluctuations related to Amalgamated's seasonal purchase and processing of sugarbeets, as discussed below. Cash flow from operating activities in the 1994 year-to-date pro forma period includes NL's receipt of DM 211 million ($127 million) of tentative German income tax refunds, including interest. Relative changes in the size of the Company's portfolio of trading securities also impacted cash flow from operating activities comparisons.

    Cash flow from investing and financing activities. Capital spending for all of 1995 is estimated at approximately $120 million, up about 9% from 1994 pro forma of $110 million, and includes facility expansion, productivity programs and environmental programs. During the first nine months of 1995, Valhi purchased an additional 1.1 million shares (2%) of NL common stock at an average price of $12 per share.

    Borrowings include DM 75 million ($45 million) under NL's DM credit facility in the 1994 pro forma period and $22 million of net short-term borrowings under NL non-U.S. bank credit facilities in 1995. Repayments of indebtedness include payments aggregating DM 168 million ($103 million) on NL's DM credit facility in the 1994 pro forma period, and seasonal decreases in Amalgamated's short-term borrowings in both periods.

    Credit facilities. At September 30, 1995, unused revolving credit facilities aggregated $297 million, including $212 million attributable to NL. Of such amount, $87 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. Valhi has not guaranteed any subsidiary indebtedness. During the third quarter of 1995, Valhi increased its revolving bank facility from $20 million to $50 million, extended the maturity to August 1996 and Medite extended the maturity of its $15 million U.S. bank revolver one year to September 1997.

    NL Industries. The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993. Reflecting the improvement in Kronos' operating results, NL generated $105 million in cash from operating activities before changes in assets and liabilities in 1995 compared to $47 million in the 1994 period.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have proposed tax deficiencies. Additional substantial German proposed tax deficiency assessments are expected. Although NL believes it will ultimately prevail, NL has granted a DM 100 million ($70 million at September 30, 1995) lien on its Nordenham, Germany TiO2 plant and may be required to provide additional security in favor of the German tax authorities until the assessments proposing tax deficiencies are resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. NL believes it has provided adequate accruals ($95 million at September 30, 1995) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $168 million. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit and has not accrued any amounts for the pending lead pigment litigation. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future or that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreement's governing NL's existing debt.

    Amalgamated. Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the cost of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities typically use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. Amalgamated's seasonal cash requirements are financed with short-term borrowings under the government sugar price support loan program and bank credit agreements.

    The Company's previously-reported discussions with an agricultural cooperative of sugarbeet growers in Amalgamated's area of operation regarding the co-op's possible acquisition of the Company's controlling interest in Amalgamated's sugar business have been terminated pending resolution of the sugar program legislation.

    Other subsidiaries. In addition to the 1994 completion of the second MDF production line in Ireland, Medite intends to continue the upgrading and debottlenecking of its existing facilities. The Company also continues to explore additional expansion and/or acquisition opportunities for its hardware products business and, in this regard, in August 1995 acquired the assets of a Canadian competitor for approximately $6 million. Sybra's Consolidated Development Agreement with Arby's, Inc. requires it to open another 14 stores through 1997 in order to retain its exclusive development rights in the Dallas/Ft. Worth, Texas areas.

    Valhi general corporate. Valhi's operations are conducted principally through subsidiaries (NL, Amalgamated and Valcor). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, the Company's long-term ability to meet its corporate level obligations is dependent in large measure on the receipt of dividends or other distributions from subsidiaries. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company obligations.

    The Company has acquired a 50% interest in Waste Control Specialists L.L.C. WCS intends to construct and operate a hazardous and toxic waste treatment, storage and disposal facility at a site in West Texas. The facility is expected to be operational in 1996. The Company will invest $25 million in WCS for its 50% interest, including $5 million contributed at closing in the fourth quarter of 1995 with the remainder to be contributed over the construction period.

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




                   PART II. OTHER INFORMATION





ITEM 1. LEGAL PROCEEDINGS.

    Reference is made to the 1994 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 for descriptions of certain legal proceedings.

     NL Industries, Inc. v. Commercial Union Insurance Cos., et al. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the previously-reported decision by the trial court that Commercial Union was obligated to pay NL's reasonable defense costs in certain of the lead pigment cases. The trial court had made its decision applying New Jersey law; the appeals court concluded that New York and not New Jersey law applied and remanded the case to the trial court for a determination under New York law.

     HANO Third-Party Complaints. The time in which plaintiffs may file an appeal of the District Court's June 1995 grant of summary judgment in favor of the defendants in several of the remaining cases has expired with no appeals having been filed. Two cases remain pending.

     NL has received a copy of a complaint from plaintiffs' counsel in the HANO cases, but has not been served with the complaint. The complaint, Jefferson v. Lead Industry Association, et al (No. 95-2835) filed in the U.S. District Court for the Eastern District of Louisiana, asserts claims against the LIA and the lead pigment defendants on behalf of a class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability.

     New York City, et al. v. Lead Industries Association, et al. In August 1995, the trial court denied defendants' motion for summary judgment on the remaining fraud count. Defendants have noticed an appeal.

     Skipworth v. Sherwin-Williams Co., et al. In October 1995, the Supreme Court of Pennsylvania affirmed the previously-reported grant of defendants' motion for summary judgment. The time in which plaintiffs my seek review by the Pennsylvania Supreme Court has not yet expired.

     Granite City: United States of America v. NL Industries, Inc., et al. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. The cost of the remedies selected by the U.S. EPA aggregates, in its estimation, $40.8 million to $67.8 million, although its decision states that the higher amount is not considered to be representative of expected costs. NL believes that certain components of the U.S. EPA's estimated costs may be erroneous and presently intends to challenge portions of the U.S. EPA's selection of the remedy. There is no allocation among the PRPs for these costs.

     Batavia Landfill. In September 1995, the U.S. EPA and certain PRPs entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work.

     In re Asbestos III (subsequently redesignated as In re Asbestos IV). All claims in this matter have been dismissed or settled.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits


        10.1 - Contract on Supplies and Services among Bayer AG, Kronos Titan-Gmbh and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1995.

        27.2 - Reclassified Financial Data Schedule for the nine-month period ended September 30, 1994.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1995 and the month of October 1995:

        July 24, 1995      - Reported Items 5 and 7.
        August 28, 1995    - Reported Items 5 and 7.
        September 19, 1995 - Reported Items 5 and 7.
        October 23, 1995   - Reported Items 5 and 7.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.
                                  ---------------------------------

                                          (Registrant)



Date   November 10, 1995          By /s/ William C. Timm
     ---------------------           ------------------------------

                                     William C. Timm
                                     Vice President - Finance and
                                     Treasurer
                                     (Chief Financial Officer)



Date   November 10, 1995          By /s/ J. Thomas Montgomery, Jr.
     ---------------------           -----------------------------




                                     J. Thomas Montgomery, Jr.
                                     Vice President and Controller