Form 10-K405
period 1995-12-31
VALHI INC /DE/
filed 1996-03-19
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - For the fiscal year ended December 31, 1995
                                                            -----------------


     COMMISSION FILE NUMBER 1-5467
                            ------


                                  VALHI, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                            87-0110150
-------------------------------                           --------------------

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS                    75240-2697
-------------------------------------------               --------------------

  (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (214) 233-1700
                                                          --------------------


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


AS OF FEBRUARY 29, 1996, 114,081,214 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 9.8 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $66 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.


                              [INSIDE FRONT COVER]


     A chart showing (i) Valhi's 54% ownership of NL Industries, Inc., (ii) Valhi's 100% ownership of Valcor, Inc. and The Amalgamated Sugar Company, (iii) Valhi's 50% ownership of Waste Control Specialists LLC and (iv) Valcor's 100% ownership of Medite Corporation, National Cabinet Lock, Inc. and Sybra, Inc.


                                     PART I

ITEM 1.   BUSINESS

     Valhi, Inc. (NYSE: VHI), based in Dallas, Texas, is engaged in the chemicals, refined sugar, building products, hardware products and fast food industries, and is also entering the hazardous waste management business. Information regarding the Company's business segments and the operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.


Chemicals                             NL is the world's fourth-largest
  NL Industries, Inc.                 producer of titanium dioxide
   (54%-owned)                        pigments ("TiO2"), used for
                                      imparting whiteness, brightness and
                                      opacity to a wide range of products
                                      including paints, plastics, paper,
                                      fibers and other "quality-of-life"
                                      products.  NL has an estimated 11%
                                      share of the worldwide TiO2 market.
                                      NL believes it is also the world's
                                      largest producer of rheological
                                      additives for solvent-based systems.
                                      NL has production facilities
                                      throughout Europe and North America.

Refined Sugar                         Amalgamated is the second-largest
  The Amalgamated Sugar Company       U.S. refiner and processor of
   (100%-owned)                       sugarbeets with annual production of
                                      over 1 1/2 billion pounds of sugar.
                                      Sales from factories in Idaho and
                                      Oregon are principally to industrial
                                      sugar users.

Building Products                     Medite is a leading U.S. and
  Medite Corporation                  European producer of medium density
   (100%-owned)                       fiberboard ("MDF"), a wood fiber-
                                      based engineered building board
                                      product serving as a alternative to
                                      certain traditional timber products.
                                      Medite also conducts traditional
                                      timber products operations in Oregon
                                      where it owns 170,000 acres of
                                      timberland.

Hardware Products                     National Cabinet Lock is a leading
  National Cabinet Lock, Inc.         North American manufacturer of
   (100%-owned)                       mechanical locks, workstations and
                                      precision ball bearing drawer slides
                                      for furniture and other markets.

Fast Food                             Sybra is the second-largest
  Sybra, Inc.                         franchisee of Arby's restaurants
   (100%-owned)                       with over 150 stores clustered
                                      principally in Texas, Michigan,
                                      Pennsylvania and Florida.

Waste Management                      Waste Control Specialists, formed in
  Waste Control Specialists LLC       late 1995, is a development stage
   (50%-owned)                        enterprise currently constructing a
                                      facility in West Texas for the
                                      processing, treatment, storage and
                                      disposal of certain hazardous and
                                      toxic wastes.  Revenues from
                                      existing permits are expected to
                                      begin in 1997 when the waste
                                      disposal facility is planned to be
                                      operational.


     Valhi, a Delaware corporation, is the successor of the 1987 merger of The Amalgamated Sugar Company and LLC Corporation. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board, President and Chief Executive Officer of Contran and Valhi and may be deemed to control such companies.

     During 1994, Valhi purchased additional NL common shares in market transactions and thereby increased its direct ownership of NL from 49% to more than 50% in mid-December 1994. Accordingly, the Company ceased to report its interest in NL by the equity method and commenced reporting NL as a consolidated subsidiary. The Company consolidated NL's financial position at December 31, 1994 and consolidated NL's results of operations and cash flows beginning in 1995. Tremont Corporation, a Contran affiliate, holds an additional 18% of NL's outstanding common stock. See Note 3 to the Consolidated Financial Statements.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - `Business'', in Item 3 - ``Legal Proceedings'', and in Item 7 - `Management's Discussion and Analysis of Financial Condition and Results of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.


CHEMICALS - NL INDUSTRIES, INC.

     NL Industries (NYSE: NL) is an international producer and marketer of TiO2 and specialty chemicals to customers in over 100 countries from facilities located throughout Europe and North America. Kronos, Inc., the largest of NL's two principal operating subsidiaries, is the world's fourth-largest TiO2 producer, with an estimated 11% share of the worldwide market. Approximately one-half of Kronos' 1995 sales volume was in Europe, where Kronos is the second-largest producer of TiO2. Specialty chemicals, primarily rheological additives, are produced through NL's Rheox, Inc. subsidiary. In 1995, Kronos accounted for 87% of NL's sales and Rheox accounted for 13%.

     NL's objective is to maximize its total shareholder returns by (i) focusing on continued cost control, (ii) deleveraging during the current TiO2 upturn cycle and (iii) investing in certain cost-effective debottlenecking projects to increase TiO2 production capacity.

     TiO2 products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     Demand, supply and pricing of TiO2 have historically been cyclical. The last cyclical peak for TiO2 prices occurred in early 1990, with a cyclical low in the third quarter of 1993. The Company believes the TiO2 industry continues to have long-term potential. During the last TiO2 downturn, industry capacity utilization dropped from almost 100% to approximately 85%. Industry utilization increased to about 91% in 1995, and Kronos' selling prices in the fourth quarter of 1995 were about 24% above the 1993 low point. Although TiO2 demand in Europe and the U.S. is expected to be relatively flat during the first half of 1996, NL expects industry capacity utilization rates will increase over the next several years. NL's expectations as to the future prospects of the TiO2 industry are based on several factors beyond NL's control, principally continued worldwide growth of gross domestic product and the absence of technological advancements in or modifications to TiO2 processes that would result in material and unanticipated increases in production efficiencies. To the extent that actual developments differ from NL's expectations, NL and the TiO2 industry's future performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales and an estimated 9% share of the U.S. market. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest geographic markets for TiO2 consumption. If the economies in Eastern Europe, the Far East and China continue to develop, a significant market for TiO2 could emerge in those countries. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in the Eastern European market.

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

     Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, about one-half of Kronos' 1995 TiO2 sales were to Europe, with 36% to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada and its sales and marketing activities in over 100 countries.


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

     TiO2 manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process which generates less waste than the sulfate process. The waste acid resulting from the sulfate process is either neutralized or reprocessed at Kronos' or third party facilities. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years, and chloride process production facilities currently represent approximately 55% of industry capacity.

     Kronos currently has four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana. Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The Leverkusen plant, with almost one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen plant. Both the lease and supplies and services agreement restrict NL's ability to transfer ownership or use of the Leverkusen plant. Kronos also has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

     Kronos produced a record 393,000 metric tons of TiO2 in 1995, compared to 357,000 metric tons in 1994 and 352,000 metric tons in 1993. Kronos believes its annual attainable production capacity is approximately 390,000 metric tons, including its one-half interest in the Louisiana plant. Following completion of its $25 million debottlenecking expansion of its Leverkusen, Germany chloride-process facility in 1997, Kronos' expects its worldwide annual attainable production capacity will increase to about 400,000 metric tons.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp., under a long-term supply contract expiring in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia) under a long-term supply contract that also expires in 2000. Raw materials under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a rock ilmenite mine near Hauge i Dalane, Norway, which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1995. Kronos' mine is also a commercial source of rock ilmenite for other sulfate process producers in Europe. Kronos also purchases sulfate grade slag under contracts negotiated annually with QIT and Tinfos Titanium and Iron K/S.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate through the remainder of the decade. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts, although political and economic instability in the countries where NL purchases its raw material supplies could adversely affect their availability.

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

     The manufacturing joint venture is intended to be operated on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs are reported as part of cost of sales as the related TiO2 acquired from the joint venture is sold, and Kronos' share of the joint venture's interest expense is reported as a component of interest expense.

     Specialty chemicals products and operations. Rheological additives produced by Rheox control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox believes that it is the world's largest producer of rheological additives for solvent-based systems, and is also a supplier for rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for 80% of Rheox's sales in 1995, with the remainder principally rheological additives for water-based systems. Rheox has introduced a number of new products during the past three years, the majority of which are for water-based systems, which represent a larger portion of the market than solvent-based systems. Rheox believes water-based additives will account for an increasing portion of its sales in the long run. Rheox's plants are in Charleston, West Virginia, Newberry Springs, California, St. Louis, Missouri, Livingston, Scotland and Nordenham, Germany.

     Sales of rheological additives generally follow overall economic growth in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since Rheox's rheological additives are used in industrial coatings, plant and equipment spending has an influence on demand for this product line.

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

     Competition. The TiO2 industry is highly competitive. During the late 1980's worldwide demand approximated available supply and the major producers, including Kronos, were operating at or near available capacity and customers were generally served on an allocation basis. During the early 1990's, supply exceeded demand, primarily due to new chloride process capacity coming on-stream. Relative supply/demand relationships, which favorably impacted industry-wide prices during the late 1980's, had a negative impact on prices during the subsequent downward cycle. During 1994 and the first half of 1995, improved industry capacity utilization resulted in increases in worldwide TiO2 prices. Average TiO2 prices in the fourth quarter of 1995 were 14% higher than the fourth quarter of 1994, and were about 17% lower than the previous peak.

     Worldwide capacity additions in the TiO2 market resulting from construction of grassroot plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity in the next few years can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing facilities. Based on factors described under `TiO2 products and operations'' above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next few years.

     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being a most significant competitive factor. Kronos has an estimated worldwide TiO2 market share of 11%, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada. Kronos' principal competitors are E.I. du Pont de Nemours & Co.; Tioxide; Hanson PLC (SCM Chemicals); Kemira Oy; Ishihara Sangyo Kaisha, Ltd; Bayer AG; Thann et Mulhouse and Kerr-McGee Corporation. These eight competitors have estimated individual worldwide market shares ranging from 4% to 21%, and an aggregate estimated 76% share. Du Pont has over one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

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

     Research and development. NL's expenditures for research and development and technical support programs have averaged approximately $10 million during the past three years, with Kronos accounting for about three-fourths of the annual spending. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the U.S. and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

     Patents and trademarks. Patents held for products and production processes are believed to be important to NL and contribute to the continuing business activities of Kronos and Rheox. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates. Use by each recipient of the other's technology in Europe is restricted until October 1996. NL does not expect that the technology sharing arrangement with Tioxide will materially impact its competitive position within the TiO2 industry. See `-- TiO2 manufacturing joint venture.'' NL's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

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

     Employees. As of December 31, 1995, NL employed approximately 3,200 persons (excluding the joint venture employees), with 400 employees in the United States and 2,800 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are satisfactory.

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

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that all of its U.S. plants and the Louisiana plant owned and operated by the joint venture are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany, Belgium and the United Kingdom, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. Rheox also believes it is in substantial compliance with environmental regulations in Germany and the United Kingdom.

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos is currently installing off-gas desulfurization systems at its Norwegian and German plants at an estimated cost of approximately $30 million and expects to complete the systems in 1996 and 1997, respectively. The Louisiana manufacturing joint venture installed a $16 million off-gas desulfurization system which commenced operations in 1995. In addition, Kronos expects to complete an $11 million wastewater treatment chemical purification project at its Leverkusen, Germany facility in 1996.

     The Quebec provincial government has environmental regulatory authority over Kronos' Canadian TiO2 production facilities, which currently consist of plants utilizing both the chloride and sulfate process technologies. The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its sulfate process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a waste acid neutralization facility and discontinued discharging effluents into the St. Lawrence River in June 1994. Notwithstanding the foregoing, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate TiO2 production facility. The penalty for these violations, if proven, could be up to Canadian $15 million.
Additional charges, if brought, could involve additional penalties. NL believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above, and is vigorously contesting the charge.

     NL's capital expenditures related to its ongoing environmental protection and compliance programs, including those described above, are currently expected to approximate $23 million in 1996 and $5 million in 1997.

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

REFINED SUGAR - THE AMALGAMATED SUGAR COMPANY

     Amalgamated is the second-largest U.S. beet sugar producer with approximately 10% of domestic annual sugar production. Amalgamated's primary strategic focus is to improve its efficiency in extracting and refining sugar in order to increase sugar production, reduce unit production costs and maintain market share. Amalgamated's capital investments over the past few years have emphasized extraction and other productivity improvement projects.

     Products and operations. Refined sugar accounts for approximately 90% of Amalgamated's annual sales. Animal feed, in the forms of beet pulp and other by-products of sugarbeet processing, accounts for most of its remaining sales. Each spring, Amalgamated contracts with approximately 1,500 individual farmers to plant a specified number of acres of sugarbeets and to deliver the sugarbeets to Amalgamated upon harvest in the fall. Amalgamated's sugarbeet processing, which consists of extracting sugar from the sugarbeets and refining the sugar, begins upon harvest and usually lasts until February. Approximately 30% of the sugarbeet crop is initially processed into a thick syrup, which is stored in Amalgamated's facilities and subsequently processed into refined sugar. Refined sugar is sold throughout the year while by-products are sold primarily in the first and fourth calendar quarters. Amalgamated's profitability is determined primarily by the quantity and quality of the sugarbeets processed, its efficiency in extracting and refining sugar, and the sales price of refined sugar.

     Amalgamated's four factories operate at approximately full capacity during the annual sugarbeet processing campaigns, and annual sugar production has generally averaged 1.6 billion pounds over the past few years. However, due principally to an abnormally high yield per acre resulting from extremely favorable weather conditions during the 1994 growing season, sugar production from the crop harvested in the fall of 1994 was a record 1.74 billion pounds. Production from the crop harvested in the fall of 1995 will likely be more in line with prior crop levels, or about 7% lower than the prior year's record.

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

     Beet pulp and other by-products of the sugar extraction process constitute approximately 10% of Amalgamated's sales and are sold primarily to animal feeders in the U.S. Intermountain Northwest region and Japan. The quantity of by-products available for sale is determined principally by the size of the sugarbeet crop. By-product sales prices are influenced by the prices of competing animal feeds and have no direct relation to sugar prices.

     Competitors and competition. Sugar production in the United States has increased in recent years, and the U.S. sugar industry currently produces about 85% of the country's sugar needs from domestically-grown sugarbeets and sugarcane. The remainder of the country's sugar supply is imported, principally as raw sugar that is processed into refined sugar by coastal refiners. There is no difference between domestically-produced sugar, either from sugarbeets or sugarcane, and that produced from imported raw sugar. Amalgamated competes with virtually all processors of either domestically-grown sugar crops or imported raw sugar. Major competitors in Amalgamated's geographic sales area include the American Crystal, C&H, Domino, Imperial Holly, Savannah Foods and Western Sugar companies. Because refined sugar is a commodity product, Amalgamated has little ability to independently establish selling prices.

     Total and per capita domestic sugar consumption has increased slightly during the past ten years after declining during the early 1980's as a result of increased consumption of high fructose corn syrup and non-caloric sweeteners such as aspartame. According to published sources, the percentage of total U.S. caloric sweetener use attributable to refined sugar has averaged approximately 45% during the last five years. Per capita consumption of refined sugar in 1995 is estimated at 64.6 pounds, as compared to actual consumption of 64.5 pounds in 1990 and 63 pounds in 1985.

     Amalgamated does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. Amalgamated's ten largest customers accounted for approximately one-third of its sales in each of the past three years, with the largest customer accounting for 4% to 5% of sales in each year.

     Governmental sugar price support program. The Food, Agriculture, Conservation and Trade Act of 1990 (the "1990 Farm Bill"), as amended by the Omnibus Budget Reconciliation Act of 1993, continues, through the 1997 crop year ending in September 1998, the sugar price support program for domestically-grown sugarcane and sugarbeets established by the Agriculture and Food Act of 1981. The U.S. Congress is currently considering a new Farm Bill which would, among other things, extend the sugar price support program through September 2003. While there can be no assurance, the Company currently believes the sugar program will remain relatively intact when the new Farm Bill is enacted, although reforms will likely eliminate marketing allotments, provide only for recourse loans (vs. current nonrecourse loans) unless sugar imports exceed certain levels, and generally make the industry more market-oriented.

     Under the current sugar price support loan program, Amalgamated is able to obtain, from the federal government, nonrecourse loans on its refined sugar inventories at loan rates based upon a raw sugar support price of no less than 18/ per pound. The effective net government loan rate applicable to Amalgamated's 1995 crop sugar is 20.22/ per pound. The 1990 Farm Bill implemented marketing assessments on domestically-produced beet and cane sugars. The marketing assessment cost is shared by the processors and the growers, and results in a net cost to Amalgamated of about 0.08/ per pound, or approximately $1.5 million per year.

     The sugar price support loan program is to be operated at no cost to the federal government, which requires the government to take actions to maintain sugar market prices above the price support loan levels in order to prevent defaults on the nonrecourse loans extended under the program. Currently, the government restricts sugar supply to help maintain domestic market prices both by imposing quotas and duties on imported sugar and, when necessary, limiting quantities which domestic producers can sell in the U.S. market.

     The 1990 Farm Bill guarantees a minimum annual import quota of 1.25 million short tons (1.1 million metric tons) of raw sugar and the United States Department of Agriculture can impose marketing allotments on domestic sugarcane and sugarbeet processors to limit the amount of raw and refined sugar which each domestic processor may market. Marketing allotments were imposed during the 1992 and 1994 crop years while the 1993 crop was free of allotments. The government has announced that there will be no allotments during the current crop year which ends September 1996.

     Research and development. Amalgamated has historically maintained research and development programs emphasizing processing technology and its annual research and development expense has been $500,000 to $800,000 during the past three years. Amalgamated developed various proprietary technologies related to sugar processing and employs these process improvements to reduce its operating costs. Some of these techniques apply to fructose and cane refinery operations as well as sugarbeet operations.

     In December 1995, Amalgamated's research and development activities were transferred to Amalgamated Research, Inc., an indirect wholly-owned subsidiary of Valhi. Amalgamated Research is continuing the research and development activities formerly performed directly by Amalgamated, and also intends to extend its activities into other areas within and outside of the sweetener industry. Amalgamated has agreed to pay an intercompany fee to cover substantially all of Amalgamated Research's operating costs, which fee is currently expected to approximate Amalgamated's historical research and development expenditures. In return, Amalgamated has been granted a perpetual, royalty-free license for the use of all existing and future-developed technology owned by Amalgamated Research, and Amalgamated will share in any future sales or licenses of technology owned by Amalgamated Research. Amalgamated Research presently holds patents on certain of its proprietary technology. The loss of any of such patents would not have a material adverse effect on the Company's sugar operations.

     Employees. Amalgamated employs approximately 2,700 persons at the height of the production season, of which approximately 1,600 are year-round employees. Amalgamated's three-year labor agreement with the American Federation of Grain Millers, which represents production employees through local unions, expires July 1996. Amalgamated believes its labor relations are satisfactory.

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

     Properties. Amalgamated owns four sugar processing factories, located in Paul, Twin Falls and Nampa, Idaho and Nyssa, Oregon, and also owns three distribution terminals in three states and six storage facilities in two states. The Nampa factory, with a daily slice rate approaching 12,000 tons per day, is the largest such facility in the United States. Amalgamated believes the capacity of each of its four factories exceed the U.S. average.

     Regulatory and environmental matters. Amalgamated's operations are governed by federal, state and local laws and regulations relating to production procedures, operating environment, emissions and waste disposal, air and water quality, and worker and product safety and protection. Amalgamated believes that it is currently in substantial compliance with existing permits and regulations relating to its facilities; however, federal and state environmental compliance requirements are becoming more stringent in certain respects and are expected to result in expenditures in excess of the relatively nominal amounts spent in recent years. Amalgamated's capital budget for 1996 includes approximately $2 million in the area of environmental protection and improvement, principally related to air and water treatment facilities at certain of its factories.


BUILDING PRODUCTS - MEDITE CORPORATION

     Medite's principal business is the international production and sale of medium density fiberboard. MDF is a wood fiber-based engineered building board product manufactured primarily from pre-commercial forest thinnings and forest product industry residuals (wood chips, shavings and sawdust) which are bonded together with resins to form a machineable, consistent panel. Relative to traditional timber products, MDF generally has both lower unit costs and physical characteristics which promote the use of MDF in a variety of applications, including furniture, cabinetry, shop fittings, moldings, millwork and joinery. According to industry sources, furniture currently accounts for approximately 75% of MDF use in Europe and 85% in the United States.

     Medite's MDF production facilities in the Republic of Ireland and Oregon had a 1995 annual capacity of 420,000 cubic meters. A capacity addition completed in late 1994 at the Irish plant will ultimately increase its capacity by an additional 55,000 M3 by 1998. Medite also currently operates a third MDF plant, located in New Mexico, which in 1995 accounted for approximately 19% of Medite's total MDF sales and approximately 25% of its MDF production. On March 14, 1996, the Company announced its plans to close this facility by May 13, 1996. See `Environmental matters and government regulations,'' Item 7 - `Management's Discussion and Analysis of Financial Condition and Results of Operations''and Note 22 to the Consolidated Financial Statements.

     Medite's major markets are in North America (40% of 1995 MDF sales) and Europe (54%). The Company believes that Medite is the world's most recognized MDF trademark. In addition to standard Medite, the Company offers a wide range of specialty MDF products which are sold for higher prices and generally result in higher operating margins than standard MDF products. Substantially all MDF produced at the New Mexico facility is standard Medite sold predominately in North America. Accordingly, the percentage mix of Medite's total MDF sales in Europe and specialty products are both expected to increase following closure of the New Mexico plant.

     In addition to its MDF operations, Medite owns approximately 170,000 acres of timberland in Southern Oregon containing approximately 667 million board feet ("MMBF") of generally second-growth merchantable timber and operates facilities that produce traditional timber products including logs, lumber, veneer and wood chips. Medite actively manages its fee timberlands, which have become an increasingly valuable resource in recent years as the volume of timber offered for sale in the Pacific Northwest by U.S. government agencies has substantially declined.

     Medite's strategy is to continue to focus on MDF, including development of specialty MDF products and enhancement of machineability in response to increasing substitution in molding and similar applications, and to manage its fee timber resources on a longer-term sustainable basis and seek to maximize the operating contribution of its harvested timber.

     MDF products. Medite's standard MDF product, Medite, was first introduced in 1975 and is produced exclusively for interior applications such as furniture, shelving, door frames, cabinet doors and interior paneling. In 1995, standard Medite accounted for approximately 75% of Medite's total MDF sales dollars, with specialty products, described below, accounting for 25%. Excluding the New Mexico operations, specialty products accounted for approximately 30% of 1995 sales dollars.

     Specialty products include Medex, designed for exterior applications, Medite 313 for interior applications that involve high-humidity environments, Medite FR, developed by Medite primarily to address strict building code requirements in Europe for flame/fire resistance, and Medite II developed to meet specialized needs for a low formaldehyde-content interior MDF product.

     MDF production facilities and raw materials. Medite uses the newer technology continuous line press, more efficient in producing thin board MDF (three to 15 millimeters), at its Irish MDF plant and uses an older multi-opening press technology at each of its facilities generally to produce thicker MDF (16 to 30 millimeters).

     Medite's Clonmel, Republic of Ireland MDF plant produces standard and specialty MDF products under the ISO 9000 quality management certification. A $32 million expansion completed in the fourth quarter of 1994 raised future production capacity to 300,000 M3. Production during 1995 amounted to approximately 237,000 M3 (approximately 97% of 1995 capacity). Approximately 28% of 1995 Clonmel production consisted of specialty MDF products. Medite has what it considers to be an attractive long-term supply contract with the Irish Forestry Service, pursuant to which Medite has a reliable, fixed price supply of pre-commercial thinnings from Irish forests. See Note 20 to the Consolidated Financial Statements. These and other private sources of pre-commercial thinnings accounted for approximately 60% of the Clonmel plant's fiber raw materials in 1995. The balance of fiber requirements are provided by wood chips acquired from local sawmill operators, which Medite believes will be available in adequate supply due to the continuing development of the Irish forest products industry.

     Production at the Oregon MDF plant during 1995 was approximately 82% of its 175,000 M3 capacity, with standard Medite accounting for approximately 90% of production. The primary fiber sources are wood chips, shavings and sawdust, almost all purchased from sawmills located in close proximity to the plant at spot market prices. Production at the New Mexico plant during 1995 was approximately 78% of its 160,000 M3 capacity, approximately 95% of which was standard Medite product. The primary fiber sources are wood chips, shavings and sawdust produced within a 150-mile radius of the plant, most of which are purchased pursuant to short-term contracts.

     Through its Oregon fee timberlands, its long-term wood supply agreements with the Irish Forestry Service and other sources, Medite believes it has access to adequate fiber supplies to meet current and expected operating needs for its existing facilities. However, Medite anticipates increasing competition for wood fiber in future years and, accordingly, there can be no assurance that long-term future fiber supply will be adequate, with respect to quantity and price, to maintain margins or to provide for future capacity expansion.

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

     Medite owns approximately 170,000 acres of timberland which contain approximately 667 million board feet of generally second-growth merchantable timber. The dominant species is Douglas Fir and the average annual timber growth rate is approximately 4%. Medite's timber holdings are within close proximity to its Oregon production facilities and are in relatively accessible terrain.

     Medite produces veneer in Rogue River, Oregon and stud lumber in White City, Oregon. Annual capacities of these plants are 80,000 square feet (3/8" basis) of veneer and 70,000 board feet of lumber plus a combined annual wood chip capacity of 70,000 bone dry units. The Rogue River plant, completed in late 1993 to replace a similar facility destroyed by fire in June 1992, is designed to process cull (defective) logs from throughout the Southern Oregon area and the smaller second-growth timber expected to be available from Company-owned timberlands on a longer-term basis. Veneer from this plant is sold to the LVL industry as well as to traditional softwood and hardwood plywood products manufacturers. The White City mill produces primarily 2x4 studs, used in residential construction in California, from small logs and "peeler cores", a by-product of veneer conversion facilities.

     Distribution and sale of products. Medite's manufactured products are sold primarily to wholesalers of building materials. Medite's major MDF markets include the United Kingdom, Northern Europe and the Republic of Ireland; west and central United States; the Pacific Rim and Mexico. In 1995, approximately 40% of Medite's total MDF sales were in North America with 54% in Europe (29% in the United Kingdom). As MDF produced by the New Mexico facility was sold predominately in North America, the relative percent of Medite's total MDF sales in Europe will increase following closure of the facility. U.S. distribution is primarily by rail and common carrier trucking, while most Irish production is shipped by containerized ocean cargo.

     Manufactured traditional timber products are sold primarily in Western U.S. markets. Logs are sold primarily to other Oregon mills. Although logging operations are seasonal due to inclement weather conditions during winter and spring months, the production and sale of manufactured products is not particularly seasonal in nature.

     Medite's operations are not dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. Medite's ten largest customers accounted for about one-fifth of sales in each of the past three years with at least six of such customers in each year located in the U.S.

     Cyclicality. Demand for Medite's MDF products is in part derived from the general level of economic activity in its principal markets (North America and Europe). Economic growth rates in Europe and North America slowed during 1995 and may continue to be relatively slow in 1996. Demand for Medite's traditional timber products is largely influenced by new U.S. construction, which is highly cyclical in nature. Medite expects its future operating performance will continue to be affected in part by both general and industry specific economic conditions, some of which are cyclical in nature.

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

     During 1994, global demand for MDF exceeded availability and numerous producers, including Medite, placed customers on allocation. The high MDF operating rates and increasing product prices, coupled with favorable forecasts for increasing MDF demand, resulted in industry capacity additions during 1995 with additional capacity expected in 1996. Such industry capacity additions, coupled with lower-than-expected demand in Europe and North America, contributed to lower MDF selling prices and operating rates in the last half of 1995 and are expected to continue price and volume pressures in 1996. These factors, along with the closure of the New Mexico MDF facility, will reduce Medite's worldwide market share from current levels. Certain factors affecting Medite's MDF operating performance in 1996 are beyond its control, including general economic conditions in its markets, the ramp-up rate of 1995 and 1996 industry capacity additions and competitor pricing decisions. To the extent that actual developments differ from Medite's expectations, Medite's operating performance could be affected.

     Medite's MDF operations compete in North America principally with a number of producers of MDF and other composite board products such as particle board, and in the Pacific Rim with Australian, New Zealand and other U.S. manufacturers. In Europe, Medite competes principally with other European Union producers. Medite's larger MDF competitors in Europe include Kronospan and Gluntz AG and in North America include International Paper and Willamette Industries. The cost of shipping products, which is borne by the customer, is significant and Medite may operate at a competitive disadvantage relative to certain other producers who are located closer to certain markets.
Approximately 70% of Medite's MDF production capacity in Ireland and Oregon utilizes the older multi-opening press technology and 30% utilizes the newer and generally more efficient continuous press technology. Medite understands that much of the 1995/1996 industry capacity additions utilize the newer press technology and may subject Medite to certain competitive disadvantages. In addition, some of Medite's competitors may possess greater financial resources, including in some cases the financial support of the governments of the countries in which such competitors are located. Due to periodic declines in the value of the U.S. dollar relative to other currencies, Medite's Irish operations have also experienced periodic competition from North American producers.

     Medite's traditional timber products operations compete primarily with numerous other producers in the Pacific Northwest, Canada and, increasingly, the Southern United States. While Medite's fee timber is a valuable resource which aids its ability to control product costs, other companies with greater supplies of fee timber may have a competitive product cost advantage.

     Environmental matters and governmental regulation. Medite's MDF and traditional timber products manufacturing operations are subject to numerous national, state and local laws and regulations relating to, among other things, raw materials handling, production procedures, operating environment, emissions and waste disposal, air and water quality, worker and product safety and protection of the environment generally. As Medite engages in manufacturing activities in the United States and Europe, it must at times contend with differing regulatory standards and requirements. Except with respect to the New Mexico MDF facility to be closed (See Item 3 - `Legal Proceedings'' and Note 22 to the Consolidated Financial Statements), Medite believes that it currently is in material compliance with existing regulations. There can be no assurance, however, that new or more rigorous regulations affecting Medite's products or manufacturing operations will not be adopted or that future expenditures to comply with any such regulations would not be material.

     Urea formaldehyde resin is used as a binding agent in the production of standard MDF products. Formaldehyde, which also occurs naturally in wood and other natural resources, is listed as a "suspected" carcinogen by the U.S. federal government based upon results of laboratory studies performed using maximum tolerated doses. While Medite's MDF products that contain urea formaldehyde resins currently meet applicable regulations, there can be no assurance that the MDF industry, including Medite, will not be compelled to reduce or even eliminate the use of urea formaldehyde resins in the future. Medite produces a `formaldehyde-free'' specialty MDF product, Medite II, which represented a nominal amount of sales in 1995.

     Medite's MDF manufacturing operations also release formaldehyde into the atmosphere as a waste by-product. These emissions have been targeted for increasingly stringent regulation under the U.S. Clean Air Act, although final regulations for emissions are not scheduled to be promulgated by the Environmental Protection Agency until 1997 and Medite cannot predict what, if any, future pollution control technology may be required. The cost of any such future technology could be significant in the years in which it might be required to be installed.

     Medite's traditional timber products operations are subject to a variety of Oregon and federal laws and regulations dealing with timber harvesting, reforestation and endangered species. The Northern Spotted Owl is currently designated as a threatened species under the Endangered Species Act ("ESA"). Generally, habitat for these owls is found in old-growth timber stands, and not in Medite's predominantly second-growth timber. Consequently, the Northern Spotted Owl's ESA status has not to date had, and, Medite believes, will not in the future have, a material adverse effect on its timber harvesting practices.
A 1994 amendment to the Oregon Forest Practices Act imposed more restrictive regulations on the harvest of timber near rivers and streams, including intermittent stream beds. Medite believes that this amendment will not materially impact its ability to harvest timber from its timberlands. There can be no assurance, however, that future legislation or governmental regulations will not adversely affect Medite or its ability to harvest timber and sell logs in the manner currently contemplated.

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

     Employees. As of December 31, 1995, Medite employed approximately 700 persons including 500 in the United States and 200 in Europe. Approximately 30% of U.S. employees and 70% of non-U.S. employees were represented by various labor unions. The New Mexico MDF facility employs approximately 160 persons, none of which are covered by a collective bargaining agreement. The collective bargaining agreements related to its veneer plant, its Irish MDF plant and its Oregon MDF plant expire in June 1996, March 1997 and September 1997, respectively. Medite believes that its labor relations are satisfactory.

     Risk of loss from fire or other casualties. Medite assumes substantially all risks of loss from fire and other casualties on its timberlands, as do the owners of most other timber tracts in the United States. Consistent with the past practices of Medite and most other U.S. timber owners, Medite does not maintain fire insurance in respect to standing timber. Medite is a participant with state agencies and other timberland owners in cooperative fire fighting and aerial fire surveillance programs. The extensive roads on Medite's acreage also serve as fire breaks and facilitate implementation of fire control techniques and utilization of fire fighting equipment. Medite's various timber tracts are somewhat geographically dispersed, which also reduces the possibility of significant fire damage. The only significant forest fire on Medite's timberlands during the past five years occurred in July 1994 and resulted in damage to approximately 1,200 acres, which were salvaged with minimal loss.


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

HARDWARE PRODUCTS - NATIONAL CABINET LOCK, INC.

     Products, operations and properties. National Cabinet Lock manufactures low and medium-security mechanical locks, precision ball bearing drawer slides, computer workstations and other components for furniture and a variety of other applications. In 1995, each of the three major product lines (locks, drawer slides and workstations) accounted for about one-third of the Company's total hardware sales. Locks are produced by National Cabinet Lock primarily in Mauldin, South Carolina. Drawer slides and workstations are produced in Kitchener, Ontario under the Waterloo Furniture Components name. The Company believes its hardware products compete in relatively well-defined niche markets and believes that it is (i) the largest U.S. cabinet lock producer, (ii) the largest Canadian producer of drawer slides and (iii) the largest supplier of computer keyboard support arms to the North American office furniture manufacturing market.

     Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. Strip steel is the major raw material used in the manufacture of drawer slides and workstation products. These raw materials are purchased from several suppliers and are readily available. The cost of zinc, copper and steel has generally increased throughout the past two years. Such increased raw material costs were partially offset by responsive selling price increases. There can be no assurance that any future raw material cost increases can be fully recovered through additional product price increases.

     Strategy. National Cabinet Lock's strategy is to continue to improve manufacturing efficiency and cost control, to develop specialty, patented products focused on niche markets and to capitalize on future opportunities which may emerge with targeted original equipment manufacturers. The Company will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of current markets. In this regard, in August 1995 National Cabinet Lock acquired the assets of a Canadian workstation and drawer slide competitor for approximately $6 million.

     Competition and customer base. Competition in the Company's hardware products markets is based on product features, customer service, quality, distribution channels, consumer brand preferences and price. Approximately 30% of lock sales are made through National Cabinet Lock's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 48 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Precision ball bearing drawer slides and workstations are produced in Canada under the Waterloo Furniture Components tradename. The primary market for these products are office furniture manufacturers in the United States and Canada. Hardware products are marketed primarily through the Company's own sales organization as well as select manufacturers' representatives.

     Major competitors include Chicago Lock, ESP and Fort Lock (locks), Accuride and Knape & Vogt (drawer slides) and Weber Knapp (workstations). National Cabinet Lock also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its hardware operations. The ten largest customers accounted for about one-third of hardware products sales in each of the past three years, with the largest customer less than 10% in each year. In 1995, five of the ten largest customers were located in the U.S. with five in Canada. Of such customers, nine were primarily purchasers of Waterloo Furniture Components' products and one was a U.S. lock customer.

     Patents and trademarks. National Cabinet Lock holds a number of patents relating to its hardware products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, which the Company believes are well recognized in the hardware products industry.

     Employees. As of December 31, 1995, National Cabinet Lock employed approximately 750 persons, of which 220 were in the United States and 530 were in Canada. Approximately two-thirds of Canadian employees are covered by a three-year collective bargaining agreement expiring February 1997. National Cabinet Lock believes that its labor relations are satisfactory.

     Regulatory and environmental matters. The Company's hardware products operations are subject to various federal, state, provincial and local provisions regulating, among other things, worker and product safety and protection, the discharge of materials into the environment and other environmental protection matters. National Cabinet Lock believes it is in substantial compliance with existing permits and regulations and does not believe future expenditures to comply with these regulations will be material.



FAST FOOD - SYBRA, INC.

     Products and operations. Sybra (Arby's spelled backwards) operates over 150 Arby's restaurants clustered in four regions, principally in Michigan (47 stores), Texas (58), Pennsylvania (31) and Florida (22), pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the second-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Sybra's menu has evolved whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago. In January 1996, Sybra introduced its first `dual-branded'' store, offering
ZuZu Handmade Mexican Food as well as the Arby's menu. Sybra may introduce additional dual-branded stores if returns are deemed satisfactory.

     Sybra's 158 Arby's restaurants at the end of 1995 represent a net decrease of two stores in the past three years (18 opened; 20 closed) during which period Sybra also remodeled 18 of its older stores. Sybra currently expects a net decrease of at least five stores in 1996, as it plans to open one new restaurant during the first quarter and has closed six stores during January and February.

     Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will continue its strong emphasis on operational details and routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations.


     Properties. At the end of 1995, approximately 80% of Sybra's 158 Arby's restaurants were free-standing stores with the remainder located within shopping malls or strip shopping centers. Approximately 60% of total locations are leased, with most leases being on a long-term basis and providing for base monthly rents plus contingent rents based on sales. Approximately 90% of the leases of free-standing locations contain purchase options at fair market values and/or various renewal options. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.

     Sybra has a Consolidated Development Agreement ("CDA") with Arby's, Inc. which currently provides Sybra with exclusive development rights within certain counties in the Dallas/Fort Worth, Texas area, and provides Sybra and Arby's with joint development rights in the Tampa, Florida area. As of December 31, 1995, Sybra is required to open an aggregate of 12 more stores in its existing regional markets through various dates in 1997 (five in 1996). The Company is considering curtailing new store openings and, as a result, Sybra may not be in compliance with the current terms of the CDA by the end of 1996. In that event, there can be no assurance that Sybra could renegotiate the CDA in order to retain its exclusive development rights, in which case other Arby's competitors would be free to enter the Dallas/Ft. Worth and Tampa markets. Sybra does not have any other territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates, although each store is given certain narrow geographical protection (generally a one to four mile radius) from other Arby's units.


     Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization which facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees.
Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

     License terms and royalty fees. Generally, franchise agreements relating to each restaurant location require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate of 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 42% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.8% to 2.9% of sales in each of the past three years. Sybra's average royalty rate would be expected to increase over time if new stores are opened, older stores are closed and existing 20-year licenses are renewed at then-prevailing royalty rates. The first of Sybra's 20-year licenses expires in 2003.

     Advertising and marketing. Sybra directs about 8% of sales towards marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (currently .7%) of their gross revenues as dues to AFA. In return, AFA provides franchisees creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Sybra also devotes approximately 3% of sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 4% of its restaurant sales to local advertising.

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

     Employees. As of December 31, 1995, Sybra had approximately 3,900 employees, of which 3,200 were part-time employees. Approximately 3,800 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

     Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently are approximately 29% of sales.
Any increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

     Various federal, state and local laws affect Sybra's restaurant business, including laws and regulations relating to minimum wages, overtime and other working conditions, health, sanitation, employment and safety standards and local zoning ordinances. Sybra has not experienced and does not anticipate unusual difficulties in complying with such laws and regulations.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     Waste Control Specialists LLC, formed in November 1995, is a development stage enterprise currently constructing a facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists expects to report losses during the development stage and does not expect to begin reporting revenues from existing permits until 1997 when the facility is planned to be operational. Valhi has committed to contribute $25 million to Waste Control Specialists through early 1997 for its 50% interest. Valhi's $25 million investment will be used primarily to fund construction of the facility. The other 50%-owner (controlled by the Chief Executive Officer of Waste Control Specialists) contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

     Facility under construction. The facility under construction, located on a 1,338 acre site in West Texas owned by Waste Control Specialists, will initially consist of a common-hole landfill plus individual condominium landfills, in which customers' wastes will be segregated in separate landfills. The facility will also handle treatment and stabilization of wastes and contain a warehouse
for storage of drummed wastes.   Waste Control Specialists owns approximately
15,000 acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained.

     The 1,338 acre facility site has, in Waste Control Specialists' opinion,
superior geological characteristics     which make it an environmentally
desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered remote.

     Future operations, services and customers. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission (`TNRCC'') and the U.S. EPA to accept, pending facility construction and certification, hazardous and toxic wastes governed by The Resource Conservation and Recovery Act (`RCRA'') and the Toxic Substances Control Act (``TSCA''). The ten-year RCRA and TSCA permits initially expire in 2004, but are subject to renewal by the TNRCC assuming Waste Control Specialists remains in compliance with the provisions of the permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future. Waste Control Specialists presently intends to seek additional authorizations to accept wastes regulated under various other environmental laws and regulations, including low-level and mixed low-level radioactive wastes. Any such new permits are not expected to be obtained prior to 1997, and there can be no assurance that these permits can be obtained.


     The West Texas facility is intended to operate as a final repository for wastes that cannot be further reclaimed and recycled, and will serve as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. Treatment operations will involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and the customer requirements. Thermal treatment will consist of a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods may include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes.

     Once treated and stabilized, wastes will either be (i) placed in the common landfill site, (ii) placed in one of the individual condominium landfill sites (in which one particular customer's wastes are segregated from any other customer), (iii) stored on-site in drums or other specialized containers or (iv) shipped to third-party facilities for final disposition. Only wastes which meet certain specified regulatory requirements can be placed in the landfill.

     Waste Control Specialists will take delivery of wastes collected from customers and transported on behalf of customers, via rail or highway, by independent contractors to the West Texas site. Such transportation is subject to regulations governing the transportation of hazardous wastes issued by the U.S. Department of Transportation.


     In the U.S., the major federal statutes governing management, and responsibility for clean-up, of hazardous and toxic wastes include RCRA, TSCA and CERCLA. Waste Control Specialists' future business is heavily dependent upon the extent to which regulations promulgated under these or other similar statutes and their enforcement require wastes to be managed and disposed of at facilities of the types being constructed by Waste Control Specialists.

     Waste Control Specialists' intended target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the Department of Energy (`DOE''), which generate hazardous and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500 mile radius can be handled via rail lines. Waste Control Specialists intends to employ a salesforce to market its services to potential customers. The DOE could become a significant customer if Waste Control Specialists is successful in obtaining permits for low-level and mixed low-level radioactive waste.

     Waste Control Specialists may enter into partnership or other joint venture arrangements with other entities in the waste management industry to assist Waste Control Specialists in research and development and other aspects of customer service. In this regard, in March 1996 Waste Control Specialists entered into a memorandum of understanding with Battelle Memorial Institute, a leader in the waste management technology industry, to form a joint venture to identify and commercialize environmental technologies in the waste management industry.

     Competition. The hazardous waste industry (other than low-level and mixed low-level radioactive waste) currently has substantial excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it on-site at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. Consequently, Waste Control Specialists believes its long-term future potential in the waste management industry is significantly dependent upon its ability to obtain permits for low-level and mixed low-level radioactive wastes.

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA and TSCA-related wastes. Principal competitors are expected to include Chemical Waste Management (a wholly-owned subsidiary of WMX Technologies), Laidlaw, American Ecology Corporation, Envirosafe Services and Rollins Environment. These competitors are well-established and have significantly greater resources than Waste Control Specialists, which could be an important competitive factor. However, Waste Control Specialists believes it may have certain competitive advantages including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 1995, Waste Control Specialists employed 10 individuals, and currently expects to have approximately 75 to 100 employees by early 1997.

     Regulatory and environmental matters. While the waste management industry has benefitted from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. Most importantly, the regulatory process requires firms in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations and liquidity. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of a facility or operating restrictions. Waste Control Specialists' ten-year RCRA and TSCA permits expire in 2004, although such permits are subject to renewal assuming Waste Control Specialists is in compliance with their required operating provisions.

     Federal, state and local authorities have, from time to time, proposed or adopted other types of laws and regulations with respect to the waste management industry, including laws and regulations restricting or banning the interstate or intrastate shipment of certain wastes, imposing higher taxes on out-of-state waste shipments compared to in-state shipments, reclassifying certain categories of hazardous wastes as non-hazardous and regulating disposal facilities as public utilities. Certain states have issued regulations which attempt to require that all waste generated within that particular state must be sent to disposal sites within that state. The U.S. Congress has also, from time to time, considered legislation which would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complex nature of the waste management industry regulation, implementation of existing or future laws and regulations by different levels of government could be inconsistent and difficult to foresee. Waste Control Specialists will attempt to monitor and anticipate regulatory, political and legal developments which affect the waste management industry, but there can be no assurance that Waste Control Specialists will be able to do so. Nor can Waste Control Specialists predict the extent to which legislation or regulations that may be enacted, or any failure of legislation or regulations to be enacted, may affect its operations in the future.

     The demand for certain hazardous waste services expected to be provided by Waste Control Specialists is dependent in large part upon the existence and enforcement of federal, state and local environmental laws and regulations governing the discharge of hazardous wastes into the environment. The waste management industry would be adversely affected to the extent such laws or regulations are amended or repealed or their enforcement is lessened.

     Because of the high degree of public awareness of environmental issues, companies in the waste management business may be, in the normal course of their business, subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines or revoke, deny renewal of, or modify any applicable operating permit or licenses. In addition, private parties and special interest groups could bring actions against Waste Control Specialists alleging, among other things, violation of operating permits.



OTHER

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

     The Company uses multi-currency revolving credit borrowings to mitigate exchange rate risk on certain receivables and also monitors net receivable/ payable currency positions. Also, the Company's Irish and Canadian subsidiaries have, from time to time, entered into forward currency contracts to mitigate exchange rate fluctuation risk for a portion of their future sales, and the Company has in the past used currency forward contracts to fix the dollar equivalent of specific commitments. Otherwise, the Company does not generally engage in currency derivative transactions. See Note 15 to the Consolidated Financial Statements.

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


     The principal properties used in the operations of the Company, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are generally adequate and suitable for their respective uses.



ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 20 to the Consolidated Financial Statements under the caption "Legal proceedings -- Other litigation," which information is incorporated herein by reference.

     Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills proposed in Massachusetts and Ohio which would permit civil liability for damages on the basis of market share and, in the case of Massachusetts, extend certain statutes of limitations. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Liability, if any, that may result is not reasonably capable of estimation.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions in the Civil District Court for the Parish of Orleans, State of Louisiana were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remained pending.


     In November 1995, NL was served with a complaint in Jefferson v. Lead Industry Association, et al. (No. 95-2835) filed in the U.S. District Court for the Eastern District of Louisiana. The complaint asserts claims against the LIA and the lead pigment defendants on behalf of a putative class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability. NL moved to dismiss in February 1996.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution, conspiracy and concert of action claims. In August 1993, the defendants' motion for leave to appeal was denied. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, and plaintiffs have appealed. Defendants' motion for summary judgment on the remaining fraud claim was denied in August 1995; defendants have noticed an appeal. In December 1995, defendants moved for summary judgment on the basis that the fraud claim was time-barred; the motion is pending.

     In March 1992, NL was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and the dismissal was affirmed by the Superior Court in October 1995. Plaintiffs sought review by the Pennsylvania Supreme Court in November 1995 and the request for review is pending.

     In August 1992, NL was served with an amended complaint in Jackson, et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court.

     In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al. (No. 12596-93), Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment.
The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, NL answered the complaint, denying liability. Discovery is proceeding.

     In January 1995, NL was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995, the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. A trial date has been set in these consolidated cases for October 1996 and discovery is proceeding. In February 1996, NL filed a motion for summary judgment which is pending.

     In January 1996, NL was served with a complaint on behalf of individual intervenors in German, et.al. v. Federal Home Loan Mortgage Corp., et. al. (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941
(RWS)). This class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs, filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court made its decision applying New Jersey law; the Court of Appeals concluded that New York law, and not New Jersey law, applied and remanded the case to the trial court for a determination under New York law. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended their policies contained unique pollution exclusion language, and certain summary judgment motions regarding policy periods, the court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than ruling to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1995, NL had accrued $100 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $169 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

     At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. NL submitted the final RIFS for operable unit one to the U.S. EPA in May 1993. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. The U.S. EPA recently issued a notice requesting that the PRPs enter into an agreement to perform the remedial design phase of operable unit one. In addition, the U.S. EPA incurred past costs in the estimated amount of $4 million to $5 million. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

     At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs of $.3 million and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In August 1994, when the U.S. EPA reinitiated the residential yard soils remediation in Granite City after an agreed-upon stay of the cleanup pending completion of a health study and reopening of the administrative record, the PRPs and the City of Granite City sought an injunction against the U.S. EPA to prevent further cleanup until after the record was reopened for submittal of additional comments on the selected remedy. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. The cost of the remedies selected by the U.S. EPA aggregates, in its estimation, $40.8 million to $67.8 million, although its decision states that the higher amount is not considered to be representative of expected costs. NL believes that certain components of the U.S. EPA's estimated costs may be erroneous and has challenged portions of the U.S. EPA's selection of the remedy. There is no allocation among the PRPs for these costs.

     Having completed the RIFS at Portland, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. Based upon site operations to date, the remedy is not proceeding in accordance with engineering expectations or cost projections; therefore, NL and the others PRPs have met with the U.S. EPA to discuss alternative remedies for the site. The U.S. EPA authorized NL and other PRPs to cease performing most aspects of the selected remedy. In September 1994, NL and the other PRPs submitted a focused feasibility study to the U.S. EPA, which proposes alternative remedies for the site. In January 1996, NL and the other PRP's submitted to U.S. EPA the Amended Remedy Document (`ARD''), recommending selection of a new remedy for the site. The U.S. EPA has indicated that it intends to notice the ARD for public comment in 1996 and will thereafter select a new remedy for the site. Pursuant to an interim allocation, NL's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners) and third party defendants (generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. Discovery is proceeding. A trial date has been tentatively set for September 1996.

     NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former NL subsidiary mined at the Baxter Springs subsite, where it is the largest viable
PRP.  The final RIFS was submitted to the U.S. EPA in May 1993.   In August
1994, the U.S. EPA issued its proposed plan for the cleanup of the Baxter
Springs and Treece sites in Cherokee County.   The proposed remedy is estimated
by the U.S. EPA to cost $6 million.

     In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of the former lead oxide plant in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In February 1996, the appeals court affirmed the dismissal. The time in which review by the state Supreme Court may be sought has not expired.

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

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of NL. Plaintiffs have appealed. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki
v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc. Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.


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

     At a municipal and industrial waste disposal site in Batavia, New York, NL and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs to date are approximately $2 million. In June, 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs (including NL), entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1.2 million plus annual operation and maintenance costs. NL and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters".

     In 1995, Medite was named as a defendant in a complaint filed in the New Mexico District Court (New Mexico Environmental Department (`NMED'') v. Medite Corporation, No. SF 95-2581(C)). The complaint involved certain violations of state air quality emission standards at Medite's New Mexico MDF facility. In December 1995, Medite entered into a settlement agreement with the NMED wherein Medite paid fines of $200,000 to settle prior violations of air quality emission standards and agreed to submit an application for new operating permits for the facility and related compliance plans as necessary to the NMED in 1996. Medite will incur fines of $750 per day of operation without a new operating permit for the facility. See Note 22 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     The Company has also been named as a PRP pursuant to CERCLA at one Superfund site in Indiana and has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site, both of which involve operations no longer conducted by the Company. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $40 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1995, the Company had accrued $2 million in respect of such matters, which accrual does not reflect any amounts which the Company could recover from insurers or other third parties and is near the Company's estimate of the upper end of range of possible costs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of March 15, 1996, there were approximately 5,250 holders of record of Valhi common stock. The following table sets forth the high and low sales prices for Valhi common stock for the years indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On March 15, 1996 the closing price of Valhi common stock according to the NYSE Composite Tape was $7.63.

                                                                  DIVIDENDS
                                              HIGH        LOW        PAID
                                             ------      -----    ---------

Year ended December 31, 1994

  First Quarter                              $7         $4 3/4      $.02
  Second Quarter                              6          4 7/8       .02
  Third Quarter                               6          5           .02
  Fourth Quarter                              8 1/8      5 5/8       .02

Year ended December 31, 1995

  First Quarter                              $8 3/8     $6 5/8      $.03
  Second Quarter                              8 5/8      6 3/4       .03
  Third Quarter                               8 1/8      6 3/4       .03
  Fourth Quarter                              7 1/2      5 3/4       .03

     In March 1996, Valhi's regular quarterly dividend was increased to $.05 per share. Declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. There are currently no contractual restrictions on the ability of Valhi to declare or pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------

                                                  1991          1992          1993           1994         1995
                                                  ----          ----          ----           ----         ----

                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals                                  $  -           $  -           $  -          $  -        $1,023.9
    Refined sugar                                 439.7          459.2          430.8         457.3       541.3
    Building products                             179.7          194.8          174.3         189.9       200.0
    Hardware products                              44.8           54.0           64.4          70.0        80.2
    Fast food                                     101.5          103.8          111.6         115.5       115.4
                                               --------       --------       --------      --------    --------


                                               $  765.7       $  811.8       $  781.1      $  832.7    $1,960.8
                                               ========       ========       ========      ========    ========

  Operating income:
    Chemicals                                  $  -           $  -           $  -          $  -        $  178.5
    Refined sugar                                  42.0           37.8           37.5          31.6        26.8
    Building products                               8.0           22.0           26.3          36.4        25.2
    Hardware products                               7.9           10.7           17.5          20.9        19.9
    Fast food                                       7.8            8.5            9.7           9.0         7.5
                                               --------       --------       --------      --------    --------


                                               $   65.7       $   79.0       $   91.0      $   97.9    $  257.9
                                               ========       ========       ========      ========    ========

  Equity in losses of NL
   prior to 1994 consolidation:
    Operations                                 $  (19.5)      $  (37.4)      $  (52.4)     $  (25.1)
    Provision for market value impairment         -              -              (84.0)        -
                                               --------       --------       --------      --------


                                               $  (19.5)      $  (37.4)      $ (136.4)     $  (25.1)
                                               ========       ========       ========      ========

  Income (loss) from continuing operations     $   19.9       $    (.8)      $  (59.3)     $   19.7    $   68.5
  Discontinued operations                            .1          (21.4)          (4.8)         (8.1)      -
  Extraordinary items                               4.8           (6.3)         (15.4)        -           -
  Cumulative effect of changes in
   accounting principles (1)                      -              (69.8)            .4         -           -
                                               --------       --------       --------      --------    --------


      Net income (loss)                        $   24.8       $  (98.3)      $  (79.1)     $   11.6    $   68.5
                                               ========       ========       ========      ========    ========

PER SHARE DATA:
  Income (loss) from continuing operations     $    .18       $   (.01)      $   (.52)     $    .17    $    .60

  Net income (loss)                            $    .22       $   (.86)      $   (.69)     $    .10    $    .60

  Cash dividends                               $    .20       $    .20       $    .05      $    .08    $    .12

  Weighted average common shares
   outstanding                                    113.5          113.9          114.1         114.3       114.4

BALANCE SHEET DATA (at year end):
  Total assets                                 $1,177.1       $1,077.0       $  903.9      $2,480.7    $2,572.2
  Long-term debt                                  352.7          288.7          302.5       1,086.7     1,084.3
  Stockholders' equity                            385.5          259.1          207.5         198.4       274.3

[FN]
(1) Relates to OPEB and income tax accounting in 1992 and marketable securities in 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     Net income of $68.5 million, or $.60 per share, in 1995 represented the Company's highest earnings since 1990. A major factor in the Company's earnings improvements during 1994 and 1995 was higher average selling prices for TiO2 at NL Industries. Operating income in 1995 increased 36% to $258 million on a 14% increase in sales to approximately $2 billion (% comparisons to 1994 pro forma results). Overall operating income margins were 13% in 1995 compared to 11% in 1994 as chemicals improvements, driven by higher TiO2 prices, more than offset other declines.

     The Company currently believes its reported net income for 1996 will be lower than for 1995 in large part due to (i) the charge resulting from the closure of Medite's New Mexico MDF facility and (ii) the expected increase in the Company's reported minority interest in NL's earnings resulting from NL's resumption of dividend payments in 1996.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in
Item 1 - `Business'' and Item 3 - ``Legal Proceedings'' as well as in this Item 7 - `Management's Discussion and Analysis of Financial Condition and Results of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Annual Report, including, without limitation, the sections referenced above.



CHEMICALS

     Selling prices for TiO2, NL's principal chemical product, increased during 1994 and the first nine months of 1995 after four consecutive years of declining prices. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations are conducted through Rheox.

                                YEARS ENDED DECEMBER 31,
                      -------------------------------------------

                              NL'S                                  % CHANGE
                                                                    ---------
                        HISTORICAL BASIS     PRO FORMA
                      ---------------------
                                                                    1994-1995
                         1993       1994      1994(A)     1995(A)      (B)
                         ----       ----    -----------  --------   ---------

                                      (IN MILLIONS)
Net sales:
  Kronos               $697.0    $770.1      $770.1     $  894.1     + 16%
  Rheox                 108.3     117.9       117.9        129.8     + 10%
                       ------    ------      ------     --------


                       $805.3    $888.0      $888.0     $1,023.9     + 15%
                       ======    ======      ======     ========

Operating income:
  Kronos               $ 36.1    $ 80.5      $ 62.6     $  141.6     +126%
  Rheox                  26.3      30.8        29.3         36.9     + 26%
                       ------    ------      ------     --------


                       $ 62.4    $111.3      $ 91.9     $  178.5     + 94%
                       ======    ======      ======     ========

Operating income
 margins:
  Kronos                   5%       10%          8%          16%
  Rheox                   24%       26%         25%          28%

TiO2 data:
  Sales volume
   (thousands of          346       376         376          366    -  3%
   metric tons)
  Average price index
   (1983=100)             127       131         131          150    +  15%

[FN]
(A)Valhi's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $20 million annually as compared to amounts separately reported by NL.
[FN]
(B)% change 1994 pro forma to 1995 amounts.

     The improvement in Kronos' 1995 TiO2 results was primarily due to higher average selling prices and production volume, partially offset by lower sales volume. In billing currency terms, average TiO2 selling prices in 1995 were approximately 15% higher than 1994. However, a majority of the 1995 price increase occurred during the first half of the year, and Kronos' fourth quarter 1995 average selling prices were 1% lower than the third quarter of 1995. TiO2 sales volume in 1995 was 3% lower than the record levels of 1994, with declines in both Europe and North America, due to softening demand in the second half of 1995 and customers building inventories during 1994 and early 1995. Kronos increased its capacity utilization in 1995 to approximately full capacity from 94% in 1994. Kronos has curtailed production rates in early 1996 in response to softening demand and its high inventory levels. Kronos anticipates TiO2 demand will remain soft during the first half of 1996, although industry capacity utilization rates are expected to increase over the next several years. Approximately one-half of Kronos' 1995 TiO2 sales, by volume, were attributable to markets in Europe, with 36% attributable to North America and the balance to export markets.

     The improvement in Kronos' 1994 results was primarily due to higher average selling prices, higher production and sales volume for TiO2 and higher technology fee income. In billing currency terms, Kronos' 1994 average TiO2 selling prices were approximately 3% higher than in 1993. Record sales volume of 376,000 metric tons of TiO2 in 1994 represent an increase of 9% over 1993, with increases in all major regions.

     Demand, supply and pricing of TiO2 have historically been cyclical, with the last cyclical peak for TiO2 prices in early 1990 and the trough in the third quarter of 1993. The average TiO2 selling price index (using 1983 = 100) of 150 in 1995 was 15% above the 1994 average index of 131 (1994 was 3% above the 1993 level), but was still 14% below the TiO2 price index of 175 for 1990. Kronos believes that its operating margins for 1996 could be lower than in 1995 due principally to the net effect of higher sales volume offset by increased raw material costs, lower production volume and lower technology fee income.

     Rheox's operating results improved in 1995 primarily as a result of higher sales volume and higher average selling prices, while 1994 results improved compared to 1993 due primarily to higher sales volume and lower operating costs.

     NL has substantial operations and assets located outside the United States (principally Germany, Norway, Belgium and Canada). The U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (64% in 1995), principally major European currencies and the Canadian dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies increased 1995 sales by $54 million compared to 1994 and decreased 1994 sales by $2 million compared to 1993.
REFINED SUGAR

     Sugar sales volume comparisons can be affected by relative timing of sales during the crop year, which runs from October 1 to September 30, and by government-imposed marketing allotments as well as by the size of the respective sugarbeet crops.

                               YEARS ENDED DECEMBER 31,          % CHANGE
                              -------------------------     ------------------

                             1993      1994       1995      1993-94   1994-95
                             ----      ----       ----      -------   -------

                                    (IN MILLIONS)
Net sales:
  Refined sugar             $396.6   $422.0   $492.6        + 6%        +17%
  By-products and other       34.2     35.3     48.7        + 3%        +38%
                            ------   ------   ------


                            $430.8   $457.3   $541.3        + 6%        +18%
                            ======   ======   ======

Operating income:
  FIFO basis                $ 31.9   $ 29.3   $ 26.0        - 8%        -11%
  LIFO adjustment              5.6      2.3       .8
                            ------   ------   ------


    LIFO (reporting basis)  $ 37.5   $ 31.6   $ 26.8        -16%        -15%
                            ======   ======   ======

Operating income margin:
  FIFO accounting method       7%       6%        5%
  LIFO accounting method       9%       7%        5%

Sugar sales volume
 (cwt millions)               14.9     15.8     18.2        + 6%        +15%

     Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 was approximately 10% higher than its previous record crop and refined sugar sales volume in 1995 was an all-time record. The record volume was aided by expiration of the U.S. government-imposed restrictive marketing allotments at the end of the third quarter of 1995, with fourth quarter 1995 volume almost 50% higher than the same period in 1994 when marketing allotments were in effect.

     Average refined sugar selling prices increased slightly (1%) in 1995 compared to last year and were aided in part by the effect of marketing allotments imposed on domestic producers during the crop year ended September 30, 1995. To help reduce the relatively high level of sugar inventories resulting from the record crop, Amalgamated made limited sales into foreign markets during the first nine months of 1995, which sales were excluded from the domestic allotments. Net returns from foreign sales are typically lower than from domestic sales.

     The large sugarbeet crop harvested in the fall of 1994 and adverse weather conditions resulted in a long and difficult processing campaign. These factors, along with a lower sugar content of the beets, contributed to a 10% increase in per hundredweight (`cwt'') crop processing costs. Certain difficulties encountered in processing that crop are not expected to recur, and per cwt processing costs for the current crop harvested in the fall of 1995 should be somewhat lower than last year.

     Average sugar selling prices in 1994 were nominally (less than 1%) higher than in 1993 due to fourth quarter increases resulting in large part from the effects of the government-imposed marketing allotments. Per cwt processing costs were higher in 1994 than in 1993 due in part to generally more favorable weather conditions during 1993's sugarbeet processing campaign and a higher sugar content of that year's sugarbeets.
     Amalgamated's sugar production from the crop harvested in the fall of 1995 is currently expected to be more in line with historical levels of the past few years, or about 7% lower than the prior record crop. Consequently, 1996 sugar sales volume is expected to be somewhat lower than the record volume of 1995. Indications are that the generally smaller industry-wide crops could lead to some improvement in 1996 sugar prices and the U.S. Department of Agriculture has announced that there will be no marketing allotments during the crop year ending September 30, 1996. Amalgamated currently expects contracted acreage for the crop to be planted in the spring of 1996 will approximate the acreage harvested in 1995.

     Refined sugar historically represents approximately 90% of Amalgamated's annual sales. Fluctuations in the volume of by-products sold, generally sold principally in the first and fourth calendar quarters, approximate those of refined sugar. The selling prices of by-products are affected by the prices of competing animal feeds and are, therefore, independent of the price of sugar. The increase in by-product sales in 1995 compared to 1994 was due primarily to higher pulp sales volume, reflecting the larger crop. By-product sales increased slightly in 1994 compared to 1993 due to a 5% increase in average pulp prices.

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

     The U.S. Congress is currently considering a new Farm Bill. While there can be no assurance, the Company currently believes the sugar program will remain relatively intact when the U.S. Congress enacts a new Farm Bill, although reforms will likely eliminate marketing allotments, provide for only recourse loans (vs. current nonrecourse loans) unless sugar imports exceed certain levels, and generally make the industry more market-oriented.

BUILDING PRODUCTS

     Results of operations during the past three years have been influenced by Medite's ongoing strategy to emphasize MDF and to downsize its traditional timber products operations.

                               YEARS ENDED DECEMBER 31,             % CHANGE
                              -------------------------        ------------------

                               1993     1994        1995       1993-94   1994-95
                               ----     ----        ----       -------   -------

                                       (IN MILLIONS)
Net sales:
  Medium density fiberboard  $112.1   $134.9   $149.5           +20%     +11%
  Traditional timber products  63.7     56.1     52.4           -12%     - 7%
  Eliminations                 (1.5)    (1.1)    (1.9)
                             ------   ------   ------


                             $174.3   $189.9   $200.0           + 9%     + 5%
                             ======   ======   ======

Operating income:
  Medium density fiberboard  $ 13.9   $ 27.1   $ 18.7           +95%     -31%
  Traditional timber products  12.4      9.3      6.5           -25%     -30%
                             ------   ------   ------


                             $ 26.3   $ 36.4   $ 25.2           +38%     -31%
                             ======   ======   ======

Operating income margins:
  Medium density fiberboard     12%      20%      13%
  Traditional timber products   19%      16%      12%
    Aggregate margin            15%      19%      13%

MDF sales volume
 (M3 thousands):
  Standard grade              419.7    385.7    400.8           - 8%     + 4%
  Specialty products           55.4     94.7     84.5           +71%     -11%
                             ------   ------   ------
                              475.1    480.4    485.3           + 1%     + 1%
                             ======   ======   ======


     Medium density fiberboard.   Average MDF selling prices for all of 1995
were 10% higher than in 1994 (7% in billing currency terms), with aggregate MDF volume up nominally. However, MDF prices generally peaked in the second quarter of 1995 and declined during the last half of the year. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to the lower MDF prices and operating rates and additional industry capacity additions are expected in 1996. A 19% increase in average per-unit costs resulting from higher material costs and lower capacity utilization, along with lower specialty product sales, also diluted operating margins.

     Improvements in MDF sales, operating income and margins in 1994 compared to 1993 were driven by both higher selling prices and higher volumes of higher-priced/higher-margin specialty MDF products. Overall average MDF selling prices were up 19% in 1994 while average per-unit MDF costs increased approximately 6%.

     The U.S. dollar value of Medite's foreign sales and operating costs is subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of operating results. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about four percentage points of the 1995 increase in both MDF selling prices and per-unit costs (one percentage point in 1994). Approximately 56% of Medite's 1995 MDF sales were denominated in currencies other than the U.S. dollar, principally the U.K. Pound Sterling and the European Currency Unit. Medite's Irish operations accounted for approximately 47% of its MDF production in 1995. Fiber, labor and most other production costs in Ireland are denominated principally in Irish punts, while Irish resins are purchased primarily in Sterling. Medite's Irish operations will constitute a larger percentage of its total MDF business after the New Mexico plant is closed.

     Economic conditions in North America and Europe and relative MDF industry capacity/demand ratios, including the impact of industry capacity additions in 1995 and 1996, are currently expected to continue MDF price and volume pressures in 1996. These factors, along with the closure of the New Mexico plant, will reduce Medite's worldwide market share from current levels.

     In March 1996, Medite determined to close its New Mexico MDF facility, which accounted for approximately 19% of MDF sales in 1995. In connection with the intended closure, Medite will record a $24 million charge to operating income in the first quarter of 1996. See Note 22 to the Consolidated Financial Statements. Cash costs, net of income tax benefits, are not expected to be material.

     Traditional timber products. Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Log sales accounted for approximately 20% of traditional timber products sales dollars in 1995, down from 32% in 1994 and 49% in 1993.

     Log volumes, prices and margins were higher in 1994 than in either 1995 or 1993. Lumber prices declined significantly in 1995 while veneer volumes and prices rose. Overall traditional timber products margins in 1994 were aided by a favorable impact of reductions in LIFO log inventories while being hindered by veneer plant start-up costs. In 1993, $1.9 million of business interruption insurance from the 1992 Rogue River veneer mill fire had a significant, favorable, non-recurring effect on operating income margins as this income had no associated cost.

HARDWARE PRODUCTS

                              YEARS ENDED DECEMBER 31,        % CHANGE
                             -------------------------   ------------------

                            1993      1994      1995      1993-94    1994-95
                            ----      ----      ----      -------    -------

                                  (IN MILLIONS)
Net sales                  $64.4     $70.0     $80.2      + 9%       +15%
Operating income            17.5      20.9      19.9      +19%       - 5%

Operating income margin      27%      30%       25%


     National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components workstation and drawer slide lines and reported new highs in sales in both 1994 and 1995. Volumes increased in 1994 compared to 1993 in each of its three major product lines (locks, workstation and drawer slides). In 1995, volumes continued to increase in both the workstation and drawer slide product lines however lock volume from a government contract completed in early 1995 was only partially replaced. The workstation product line continued to be the fastest growing line with sales up 30% in 1995 following an 18% increase in 1994.

     Operating income margins in 1995 were impacted by both higher raw material costs, as competitive pressures prevented full recovery through higher selling prices, and costs associated with integrating the operations of a Canadian competitor acquired in August 1995. The acquired operations generated approximately $3 million in sales in 1995, principally in the workstation and drawer slide product lines. The Company's principal facilities are operating at a high rate of capacity, and overtime was used throughout 1994 and 1995 in order to meet market demand.

     Over 70% of the Company's hardware products sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. As a result, fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in both 1995 and 1994 compared to the respective prior year.

FAST FOOD

                             YEARS ENDED DECEMBER 31,         % CHANGE
                            --------------------------   ------------------

                            1993      1994      1995     1993-94    1994-95
                            ----      ----      ----     -------    -------

                                  (IN MILLIONS)
Net sales                  $111.6   $115.5    $115.4       +3%      - 0%
Operating income              9.7      9.0       7.5       -6%      -17%

Operating income margin       9%        8%        7%

Arby's units operated:
  At end of year             160       162      158        +1%      - 2%
  Average during the year    159       159      158        -        - 1%

     Excluding the effect of a 53rd week in 1994, comparable store sales were relatively flat during the past three years (up nominally in 1994 and down nominally in 1995). Despite stable to lower food costs, increased competitive promotions and discounts and higher labor costs continue to reduce operating results and margins.

     Sybra opened 18 new stores during the past three years (nine in 1995) and plans to open one new restaurant in the first quarter of 1996. Sybra continually evaluates the profitability of its individual restaurants, closed 20 stores during the past three years (13 in 1995) and intends to continue to close unprofitable stores when appropriate. Costs associated with store closings were $.6 million in 1993, $1.4 million in 1994 and $.9 million in 1995. In addition to six stores closed in January and February 1996, Sybra may close one to two additional stores later in the year.

     The Company is considering various strategic alternatives with respect to this increasingly competitive business, including possible disposition of one or more regions.

WASTE MANAGEMENT

     Waste Control Specialists LLC was formed in November 1995 and is currently constructing a facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists reported a loss of $.5 million during the last two months of 1995 and expects to continue to report losses during the development stage. The facility is planned to be ready to accept RCRA and TSCA wastes for processing and to begin reporting revenues from existing permits in 1997.

     Valhi is entitled to a 20% cumulative preferential return on its $25 million investment in Waste Control Specialists after which earnings are generally split 50/50. The liabilities assumed by Waste Control Specialists exceeded the carrying value of the assets contributed by the other 50%-owner by approximately $3 million. Accordingly, all of Waste Control Specialists' income or loss will accrue to Valhi until Waste Control Specialists reports positive equity attributable to the other 50%-owner.


GENERAL CORPORATE AND OTHER ITEMS

     General corporate. Net general corporate expenses in 1995 declined compared to the 1994 pro forma amount as lower environmental remediation and litigation costs at NL in 1995 more than offset NL's 1994 $20 million gain related to settlement of a lawsuit. Historically reported general corporate expenses in 1994, which exclude NL, increased compared to 1993 as higher legal-related expenses were only partially offset by lower environmental-related charges. Securities earnings in 1994 were reduced by a first quarter 1994 decline in the market value of certain fixed-income investments.

     Interest expense. Interest expense increased in 1995 compared to the 1994 pro forma amount as lower borrowing levels associated with NL's DM and other bank loans and lower average interest rates on NL's DM-denominated debt were more than offset by changes in currency exchange rates, higher average U.S. variable borrowing rates and higher borrowing levels associated with facilities expansion (primarily at Amalgamated and Medite). Historically reported interest expense in 1994 declined $3 million compared to 1993 as a result of lower average levels of indebtedness and interest rates.

     At December 31, 1995, approximately $662 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed interest rates averaging 10.9%. The weighted average interest rate on $632 million of outstanding variable rate borrowings at December 31, 1995 was 6.4%, compared to 7.4% on outstanding variable rate borrowings at December 31, 1994, which lower average rate is due in large part to lower rates on NL's DM-denominated borrowings.

     NL has significant DM-denominated variable interest rate borrowings and, accordingly, NL's interest expense is also subject to currency fluctuations. Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs, and NL's 13% Discount Notes do not require periodic interest payments until 1998. As a result, current cash interest expense payments are lower than accrual basis interest expense.

     Minority interest. Minority interest in 1995 (and pro forma 1994) relates to certain partially-owned foreign subsidiaries of NL, certain of which minority interest was purchased by Rheox in early 1996. At December 31, 1995, NL separately reported a shareholders' deficit of approximately $209 million and, as a result, no minority interest in NL Industries is recorded in the Company's consolidated balance sheet. Until such time as NL reports positive shareholders' equity in its separate financial statements, all of NL's undistributed earnings will accrue to the Company for financial reporting purposes. NL did not pay any dividends in 1995 and, accordingly, all of NL's net income accrued to Valhi for financial reporting purposes. NL resumed regular quarterly dividends in the first quarter of 1996 at a rate of $.10 per quarter. At such quarterly rate for all of 1996, approximately $9.4 million of NL dividends would be paid to NL stockholders other than Valhi, and Valhi would report such amount as minority interest in NL's earnings.

PROVISION FOR INCOME TAXES

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 16 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate. In addition, because certain subsidiaries, including NL, are not members of the consolidated U.S. tax group, Valhi's incremental income taxes on its after-tax earnings or losses attributable to such subsidiaries can also increase the Company's overall effective tax rate.

     The provision for income taxes in 1995 includes net deferred income tax benefits resulting from changes in the U.S./Canada income tax treaty and the reduction of NL's deferred income tax valuation allowance to recognize the future benefit of certain tax credits. In 1994, the geographic mix of pre-tax income included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. This contributed significantly to NL's effective tax rate, and, consequently, the Company's pro forma 1994 effective tax rate, varying from a normally expected rate. See Note 16 to the Consolidated Financial Statements.

DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS, AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLES.

     See Notes 3, 13 and 17 to the Consolidated Financial Statements.



EQUITY IN EARNINGS OF NL PRIOR TO CONSOLIDATION

     As discussed in Note 3 to the Consolidated Financial Statements, the Company's interest in NL was reported by the equity method during 1993 and 1994. As discussed above and in Note 3, the Company consolidated NL's results of operations beginning in 1995. The Company's equity in NL's separately-reported results of operations, summarized below for periods prior to consolidation by Valhi, differ from its effective percentage interest in NL's separate results. Amortization of basis differences arising from purchase accounting adjustments made by the Company in conjunction with the acquisition of its interests in NL generally reduces earnings, or increases losses, as reported by the Company compared to amounts separately reported by NL.

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                          -----------------

                                                            1993      1994
                                                            ----      ----

                                                            (IN MILLIONS)
Net sales                                               $ 805.3     $888.0
                                                        =======     ======

Operating income                                        $  62.4     $111.3
Corporate, net                                            (33.1)     (40.8)
Interest expense                                          (99.1)     (83.9)
                                                        -------     ------

                                                          (69.8)     (13.4)
Income tax expense                                        (12.7)      (9.8)
Minority interest                                           (.7)       (.8)
                                                        -------     ------


Loss from continuing operations                         $ (83.2)    $(24.0)
                                                        =======     ======

The Company's equity in NL's losses, including
 amortization of basis differences                      $ (52.4)    $(25.1)
Provision for market value impairment of NL
 common stock                                             (84.0)       -
                                                        -------     ------


                                                        $(136.4)    $(25.1)
                                                        =======     ======


     NL's sales and operating income are discussed under "Chemicals" above.
NL's net corporate expenses in 1994 were higher than in 1993 as a $20 million gain related to the settlement of a lawsuit was offset primarily by increased provisions for environmental remediation and litigation costs. NL's interest expense declined in 1994 principally as a result of lower debt levels. NL's tax provision is discussed under "Provision for income taxes" above.

     The Company periodically evaluates the net carrying value of its long-term assets to determine if there has been any decline in value below their respective net carrying values that is considered to be other than temporary and would, therefore, require a write-down accounted for as a realized loss. As a result of this process, Valhi recorded an $84 million pre-tax charge to earnings for an other than temporary decline in market value of NL common stock in the first quarter of 1993. See Notes 2 and 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

     Operating activities. Cash provided by operating activities before changes in assets and liabilities was $170 million in 1995, up from $118 million compared to pro forma 1994. Generally reflecting relative earnings fluctuations, NL accounted for $66 million of the $52 million net increase while Medite was down $10 million. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes include the impact of year-to-year fluctuations in the size of the sugarbeet crop which, as discussed under `Refined sugar'' below, can be significant. In addition, TiO2 and MDF production volume during 1995 exceeded their respective sales volume by approximately 4% and 7%, respectively, which contributed significantly to the increase in chemicals and building products inventories. Noncash interest expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

     The 1994 pro forma cash provided by operating activities includes $136 million attributable to NL's receipt of German tentative income tax refunds discussed below. Liquidation of the Company's portfolio of trading securities in 1995 also impacted cash flow comparisons.

     Cash costs related to the 1996 closure of Medite's New Mexico's MDF facility, net of related income tax benefits, are not expected to be material.

     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements and are discussed in the respective individual company sections below. Capital expenditures in 1995 increased slightly compared to the 1994 pro forma amount as higher spending by NL (primarily for environmental and productivity-enhancing projects) and Sybra (for store expansion) was offset by lower spending by Medite following the completion of its Irish MDF plant expansion in 1994 and by lower productivity-enhancing capital spending by Amalgamated. The higher level of historically reported capital spending in 1994 compared to 1993 relates principally to capacity projects, including Amalgamated's sugar productivity-enhancing equipment, Medite's Irish MDF plant expansion and Sybra's new restaurants.

     At December 31, 1995, the estimated cost to complete capital projects in process approximated $59 million, most of which relates to environmental protection and compliance programs at NL and productivity-enhancing equipment at NL and Medite. The Company's total capital expenditures for 1996 are estimated at approximately $94 million, down from $115 million in 1995. Such 1996 estimated capital expenditures include $5 million for new productivity-enhancing equipment at Amalgamated and $11 million for NL's TiO2 debottlenecking projects. Estimated 1996 capital expenditures also include approximately $26 million related to environmental protection and compliance programs, principally off-gas desulfurization and water treatment chemical purification systems at certain of NL's TiO2 plants and air and water facilities at certain of Amalgamated's factories. Other 1996 capital projects are principally of an ongoing nature. Capital expenditures in 1996 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 1995, (i) National Cabinet Lock purchased the assets of a Canadian workstation/drawer slide competitor for an aggregate of $6 million, (ii) Valhi purchased an additional 1.1 million NL shares at an average price of $12 per share and (iii) Valhi invested $5 million in Waste Control Specialists.

     Net sales of securities in 1993 include sales made in conjunction with the redemption of Valhi's 12 1/2% Notes discussed below.

     Financing activities. Net repayments of indebtedness in 1995 relate primarily to (i) $39 million of net short-term borrowings under NL DM-denominated short-term credit facilities and (ii) principal repayments under NL, Amalgamated and Medite term loans aggregating $63 million, including a $10 million prepayment under Rheox's term loan.

     Pro forma 1994 net repayments of indebtedness include $131 attributable to NL, principally reductions in DM borrowings paid with proceeds of the German tentative tax refunds discussed under "Chemicals" below. Net historically reported borrowings in 1994 relate principally to (i) $21 million of project financing related to Medite's Irish MDF plant expansion and (ii) a net $11 million increase in term borrowings at Amalgamated for capital expenditures.

     Net repayments of indebtedness in 1993 relate principally to (i) Valhi's redemptions of $235 million principal amount of 12 1/2% Notes, (ii) Valcor's issuance of $100 million of 9 5/8% Senior Notes, and (iii) net new borrowings of approximately $39 million under Medite's U.S. bank credit agreement.

     At December 31, 1995, unused revolving credit available under the existing facilities aggregated $317 million. Of such amount, (i) $87 million is available only for permanently reducing NL's DM term loan or paying future German income tax assessments, as discussed below, and (ii) $15 million is available only to fund Valhi's purchases of NL common stock. See Note 12 to the Consolidated Financial Statements. Valhi has not guaranteed any subsidiary indebtedness.

CHEMICALS - NL INDUSTRIES

     The TiO2 industry is cyclical, with the previous peak in selling prices in early 1990 and the latest trough in the third quarter of 1993, and NL's operations used significant amounts of cash during such TiO2 downturn cycle. Reflecting the improvement in Kronos' operating results, NL generated $105 million in cash flow from operating activities before changes in assets and liabilities in 1995 compared to $39 million in 1994. Relative changes in NL's inventories, receivables and payables (excluding the effect of currency fluctuation) used cash in 1995 (primarily due to increased TiO2 inventory levels) while providing cash in 1994. Receipt of the tentative German income tax refunds in 1994, discussed below, significantly increased NL's cash flow from operating activities in 1994 and was a major factor in NL's improved liquidity.

     NL's capital expenditures during the past three years aggregated $149 million, including $73 million ($26 million in 1995) for NL's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and various off-gas desulfurization systems. NL's estimated 1996 capital expenditures are $63 million and include $23 million in the area of environmental protection and compliance, primarily related to the off-gas desulfurization and water treatment chemical purification systems. NL spent $9 million in 1995, and plans to spend an additional $11 million in 1996 and $5 million in 1997, in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that is expected to increase NL's worldwide annual attainable TiO2 production capacity to about 400,000 metric tons in 1997. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     NL and its subsidiaries held $141 million of cash and cash equivalents (25% held by non-U.S. subsidiaries at December 31, 1995), of which $10 million is restricted. In addition, NL had $5 million and $191 million available for borrowing under existing U.S. and non-U.S. credit facilities, respectively, of which $87 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future German tax assessments, as described below. In January 1996, NL borrowed DM 30 million under the revolving credit portion of KII's DM credit facility.

     Based on NL's expectations for the TiO2 industry and anticipated demands on its cash resources as discussed herein, NL expects to have sufficient liquidity to meet its obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected. Terms of intercompany notes from KII payable to NL mirror the terms of NL's publicly-traded debt and are designed to facilitate the flow of funds from NL's subsidiaries to service such indebtedness. In February 1996, NL announced the resumption of a regular quarterly dividend at the rate of $.10 per share. At such rate, NL's annual cash dividends would aggregate approximately $20 million, of which approximately $11 million would be paid to Valhi.
     Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million when received), including interest, on a tentative basis while examination of NL's German income tax returns continued. NL has recently reached agreement in principle with the German tax authorities regarding such examinations which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($35 million at December 31, 1995), including interest, in settlement of these issues during the first half of 1996. NL considers the agreement in principle to be a favorable resolution of the contingencies and the anticipated payment is within previously-accrued amounts for such matters.

     Certain other German tax contingencies remain outstanding and will continue to be litigated. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($70 million at December 31, 1995) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 1995, NL had recorded net deferred tax liabilities of $157 million. NL, which is not a member of the Contran Tax Group, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $196 million at December 31, 1995, principally related to the U.S. and Germany, offsetting deferred tax assets which NL believes do not currently meet the "more likely than not" recognition criteria.

     In addition to the chemicals businesses conducted through Kronos and Rheox, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($100 million at December 31, 1995) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment litigation. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment litigation is without merit. Liability that may result, if any, cannot reasonably be estimatied. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 20 to the Consolidated Financial Statements.

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

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the Indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

REFINED SUGAR - AMALGAMATED
     Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the costs of processing the sugarbeets are incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities generally use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. Amalgamated's cash flow from operating activities before changes in assets and liabilities was relatively stable during the past three years. However, generally reflecting relative changes in the size of the sugarbeet crops, changes in assets and liabilities generated $19 million of cash in 1995, used $9 million in 1994 and used $26 million in 1993.

     To meet its seasonal cash needs, Amalgamated obtains short-term borrowings pursuant to the Government's sugar price support loan program and bank credit facilities. Amalgamated expects to meet its seasonal cash needs for the remainder of the 1995 crop year and for the 1996 crop through borrowings from such sources and internally-generated funds. The effective net Government loan rate available to Amalgamated for refined sugar from the 1995 crop is approximately 20.22/ per pound, down from 20.69/ per pound for the 1994 crop. Borrowings under the Government loan program are secured by refined sugar inventory and currently are otherwise nonrecourse to Amalgamated. At December 31, 1995, Amalgamated had $22 million of borrowing availability under the government loan program and existing revolving bank credit facilities.

     Amalgamated's capital expenditures in the past three years, which emphasized equipment to improve productivity, aggregated $62 million and were financed principally from operations and $26 million of term loan borrowings. Estimated 1996 capital expenditures approximate $10 million, including $5 million for sugar extraction enhancing equipment and $2 million for environmental protection and improvement programs, principally air and water treatment facilities.
BUILDING PRODUCTS - MEDITE

     Medite completed construction of a second MDF production line in Ireland in 1994 and intends to continue the upgrading and debottlenecking of existing MDF production facilities in Ireland and Oregon. The Company understands that much of the 1995/1996 industry capacity additions utilize the newer, more efficient continuous press technology. Approximately 30% of Medite's aggregate MDF production capacity in Ireland and Oregon utilizes the newer technology and Medite may need to upgrade certain of its older facilities over the next few years in order to avoid certain competitive disadvantages. Capital costs associated with potential future facilities upgrades could, under certain scenarios, be relatively significant.

     Medite does not believe the closure of the New Mexico MDF plant in 1996 will have a material adverse effect on its financial position, results of ongoing operations or liquidity.

     At December 31, 1995, amounts available for borrowing under Medite's existing bank credit agreements aggregated $17 million.

     Medite has agreed to exchange certain property held for sale with a nominal carrying amount and $1 million cash for approximately 660 acres of state-owned timberlands containing over eight million board feet of timber. Medite currently expects to complete the transaction in early 1996. Medite has also granted a three-year option to a real estate development company to acquire certain other of Medite's property held for sale.
HARDWARE PRODUCTS - NATIONAL CABINET LOCK

     National Cabinet Lock's major plants have operated at a high rate of capacity during the past few years and capital spending continues to address market demands. In this regard, an additional production facility was acquired through the purchase of a Canadian competitor in August 1995. The Company continues to explore additional expansion and/or acquisition opportunities for its hardware products business.

     At December 31, 1995, National Cabinet Lock had $5.5 million of borrowing availability under existing Canadian credit agreements.

FAST FOOD - SYBRA

     Sybra, like most restaurant businesses, operates with nominal working capital because sales are for cash, inventory turnover is rapid, and payments to trade suppliers are generally not due for 30 days. At December 31, 1995, Sybra had $12 million of borrowing availability under its existing revolving credit agreements.

     Approximately one-half of Sybra's $5 million 1996 capital budget relates to its continuing program to remodel and update existing stores. The Company is considering curtailing new store openings and, as a result, Sybra may not be in compliance with the current terms of its CDA with Arby's, Inc. by the end of 1996. There can be no assurance that Sybra could renegotiate the CDA in order to retain its exclusive development rights, in which case other Arby's competitors would be free to enter the Dallas/Ft. Worth and Tampa markets.
Other Arby's competitors operate in certain of Sybra's other markets and, while there can be no assurance, Sybra does not believe that loss of its development rights would have a material adverse effect on its financial position, results of operations or liquidity.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS

     Waste Control Specialists estimated capital expenditures for projects in process, substantially all of which relate to the construction of its new facility in West Texas, are approximately $17 million and are expected to be incurred principally in 1996. Such capital expenditures, along with its expected development stage operating losses, will be funded primarily from Valhi's $25 million of capital contributions ($5 million in 1995, $15 million in 1996 and the remaining $5 million in 1997). Waste Control Specialists does not expect to begin to generate revenues from existing permits until 1997.

GENERAL CORPORATE - VALHI AND VALCOR

     Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, Amalgamated, Valcor and Waste Control Specialists). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations is dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

     Valhi's LYONs do not require current cash debt service. Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. Cash income taxes that would be triggered by exchanges of LYONs for Dresser stock were equivalent to approximately $6 per Dresser share as of December 31, 1995. Valhi continues to receive regular quarterly Dresser dividends (presently $.17 per quarter) on the escrowed shares.

     During 1995, Valhi purchased an additional 1.1 million NL shares at an average cost of approximately $12.20 per share, and purchased an additional 274,000 NL shares in January 1996 at an average cost of $13.35 per share. At February 29, 1996, Valhi held approximately 54% of NL's outstanding common stock.

     NL resumed regular quarterly cash dividends in the first quarter of 1996 at a rate of $.10 per NL share. At such rate, Valhi would receive approximately $11 million of annual dividends from NL. Declaration and payment of future NL dividends, and the amount thereof, will be dependent upon NL's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions (including limitations imposed by the Indentures governing NL's publicly-traded indebtedness) and other factors deemed relevant by NL's Board of Directors.

     Valhi has committed to invest $25 million in Waste Control Specialists, including $5 million contributed at formation in November 1995. The remainder is expected to be contributed during 1996 ($15 million) and early 1997 ($5 million). Funds for the investment will be provided primarily by cash on hand or available credit facilities. At December 31, 1995, Valhi has two bank credit facilities aggregating $65 million, the full amount of which was available for borrowing. Of such amount, $15 million can only be used to purchase additional shares of NL common stock.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

     The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies. In this regard, the Indentures governing the publicly-traded debt of NL and Valcor contain provisions which limit the ability of NL, Valcor and their respective subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" (page
F).

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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)   Financial Statements and Schedules

          The Registrant

          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

          50%-or-less owned persons

          Consolidated financial statements of Waste Control Specialists are not required pursuant to Rule 3.09 of Regulation S-X.


 (b)           Reports on Form 8-K
               Reports on Form 8-K filed for the quarter ended December 31, 1995 and the quarter ending March 31, 1996 (through March 15, 1996):

               October 23, 1995 - Reported Items 5 and 7. November 9, 1995 - Reported Items 5 and 7. November 16, 1995 - Reported Items 5 and 7. January 29, 1996 - Reported Items 5 and 7. March 12, 1996 - Reported Items 5 and 7. March 14, 1996 - Reported Items 5 and 7.


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

10.2 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1995 - incorporated by reference to Exhibit 10.2 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1995.

10.3 Stock Purchase Agreement dated October 30, 1991 between the Registrant and Tremont Corporation - incorporated by reference to Exhibit 28.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10.4* Valhi, Inc. 1987 Incentive Stock Option - Stock Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10.12 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
                        Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.13 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                        Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.14 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.15 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.16 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.17 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.18 Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to
                        Exhibit 10.16 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.19 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to
                        Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.20 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.21 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.22 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit
                        10.20 to NL's Annual Report on Form 10-K (File No. 1-
                        640) for the year ended December 31, 1991.

21.1                    Subsidiaries of the Registrant.

23.1                    Consent of Coopers & Lybrand L.L.P.
23.2                    Consent of KPMG Peat Marwick LLP.

23.3                    Consent of Arthur Andersen LLP.

27.1                    Financial Data Schedule for the year ended December
                        31, 1995.
[FN]
*  Management contract, compensatory plan or agreement.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALHI, INC.
                                        (Registrant)


                                        By: /s/ Harold C. Simmons
                                        -------------------------------------

                                        Harold C. Simmons, March 15, 1996
                                        (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Norman S. Edelcup                    /s/ Harold C. Simmons
---------------------------------------  -------------------------------------

Norman S. Edelcup, March 15, 1996        Harold C. Simmons, March 15, 1996
(Director)                               (Chairman of the Board, President and
                                          Chief Executive Officer)

/s/ Kenneth R. Ferris                      /s/ Glenn R. Simmons
---------------------------------------  -------------------------------------

Kenneth R. Ferris, March 15, 1996        Glenn R. Simmons, March 15, 1996
(Director)                               (Vice Chairman of the Board)



/s/ J. Walter Tucker, Jr.                 /s/ William C. Timm
---------------------------------------  -------------------------------------

J. Walter Tucker, Jr., March 15, 1996    William C. Timm, March 15, 1996
(Director)                               (Vice President-Finance and Treasurer
                                          and Chief Financial Officer)



                                          /s/ J. Thomas Montgomery, Jr.
                                         -------------------------------------

                                         J. Thomas Montgomery, Jr.,
                                         March 15, 1996
                                         (Vice President, Controller and Chief


                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                 PAGE

  Reports of Independent Accountants                                F-1/F-3

  Consolidated Balance Sheets - December 31, 1994 and 1995          F-4/F-5

  Consolidated Statements of Operations - Years ended
   December 31, 1993, 1994 and 1995                                 F-6/F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1993, 1994 and 1995                                 F-8/F-10

  Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 1993, 1994 and 1995                                 F-11

  Notes to Consolidated Financial Statements                        F-12/F-48



FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                 S-1

  Schedule I  - Condensed financial information of Registrant       S-2/S-9

  Schedule II - Valuation and qualifying accounts                   S-10/S-11


    Schedules III and IV are omitted because they are not applicable.


                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

    We have audited the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries (The Amalgamated Sugar Company and Medite Corporation) constituting approximately 25% and 23% of consolidated assets as of December 31, 1994 and 1995, respectively, and approximately 80% of consolidated sales for each of the two years in the period ended December 31, 1994 (38% of 1994 pro forma sales) and 38% of consolidated sales for the year ended December 31, 1995. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for such subsidiaries, is based solely upon their reports.

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

    In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 17 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115.



                                         COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 29, 1996, except for
 Note 22, as to which the date
 is March 14, 1996


                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the balance sheets of The Amalgamated Sugar Company as of December 31, 1994 and 1995, and the related statements of income and shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (not presented separately herein) referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP

Salt Lake City, Utah
January 30, 1996

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

    We have audited the consolidated balance sheets of Medite Corporation as of December 31, 1994 and 1995, and the related consolidated statements of income, redeemable preferred stock and common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1994 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1996

                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

              ASSETS
                                                        1994         1995
                                                        ----         ----

Current assets:
  Cash and cash equivalents                         $  170,747    $  170,908
  Marketable securities                                 49,233          -
  Accounts and other receivables                       202,172       228,940
  Receivable from affiliates                             5,411         3,529
  Inventories                                          498,097       518,304
  Prepaid expenses                                       8,198         7,249
  Deferred income taxes                                  2,276         2,636
                                                    ----------    ----------


      Total current assets                             936,134       931,566
                                                    ----------    ----------


Other assets:
  Marketable securities                                115,527       144,256
  Investment in joint ventures                         187,480       190,518
  Natural resource properties                           93,400        95,774
  Prepaid pension cost                                  24,496        24,767
  Goodwill                                             248,097       252,773
  Deferred income taxes                                  2,827           788
  Other assets                                          65,011        57,084
                                                    ----------    ----------


      Total other assets                               736,838       765,960
                                                    ----------    ----------


Property and equipment:
  Land                                                  38,393        43,313
  Buildings                                            184,009       212,729
  Equipment                                            809,758       913,763
  Construction in progress                              18,267        20,709
                                                    ----------    ----------




                                                     1,050,427     1,190,514
  Less accumulated depreciation                        242,696       315,827
                                                    ----------    ----------


      Net property and equipment                       807,731       874,687
                                                    ----------    ----------


                                                    $2,480,703    $2,572,213
                                                    ==========    ==========

                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1994 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         1994         1995
                                                         ----         ----

Current liabilities:
  Notes payable                                      $  124,893   $  145,932
  Current maturities of long-term debt                   62,625       63,752
  Accounts payable and accrued liabilities              424,693      393,119
  Payable to affiliates                                  11,358       10,188
  Income taxes                                           24,192       44,849
  Deferred income taxes                                   8,461        4,496
                                                     ----------   ----------


      Total current liabilities                         656,222      662,336
                                                     ----------   ----------


Noncurrent liabilities:
  Long-term debt                                      1,086,654    1,084,284
  Accrued pension cost                                   76,344       70,040
  Accrued OPEB cost                                      83,300       78,410
  Accrued environmental costs                            93,655      115,577
  Deferred income taxes                                 226,789      239,444
  Other                                                  56,890       44,765
                                                     ----------   ----------


      Total noncurrent liabilities                    1,623,632    1,632,520
                                                     ----------   ----------


Minority interest in NL Industries                         -            -
Minority interest in NL foreign subsidiaries              2,425        3,066
                                                     ----------   ----------


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                 -            -
  Common stock, $.01 par value; 150,000 shares




   authorized; 124,475 and 124,633 shares issued          1,245        1,246
  Additional paid-in capital                             33,341       34,604
  Retained earnings                                     209,071      263,777
  Adjustments:
    Currency translation                                (12,128)      (7,430)
    Marketable securities                                37,669       55,629
    Pension liabilities                                    (506)      (2,881)
  Treasury stock, at cost - 10,077 and 10,103 shares    (70,268)     (70,654)
                                                     ----------   ----------


      Total stockholders' equity                        198,424      274,291
                                                     ----------   ----------


                                                     $2,480,703   $2,572,213
                                                     ==========   ==========


[FN]
Commitments and contingencies (Notes 3, 16 and 20)
                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          PRO FORMA

                                     1993       1994        1994*       1995
                                     ----       ----     ----------  ----------

                                                        (UNAUDITED)
Revenues and other income:
  Net sales                       $ 781,154   $832,656  $1,720,610   $1,960,810
  Other, net                         12,858      9,748      52,775       33,476
                                  ---------   --------  ----------   ----------


                                    794,012    842,404   1,773,385    1,994,286
                                  ---------   --------  ----------   ----------

Costs and expenses:
  Cost of sales                     592,979    633,388   1,293,812    1,426,689
  Selling, general and
   administrative                   113,107    119,519     339,129      330,644
  Interest                           38,648     35,274     119,200      126,193
                                  ---------   --------  ----------   ----------


                                    744,734    788,181   1,752,141    1,883,526
                                  ---------   --------  ----------   ----------

                                     49,278     54,223      21,244      110,760
Equity in:
  Waste Control Specialists            -          -           -            (554)
  NL prior to consolidation        (136,441)   (25,078)       -           -
                                  ---------   --------  ----------   ----------



    Income from continuing
     operations before taxes        (87,163)    29,145      21,244      110,206

Income taxes                        (27,835)     9,476       9,750       41,069
Minority interest                      -          -            843          622
                                  ---------   --------  ----------   ----------


    Income from continuing




     operations                     (59,328)    19,669  $   10,651       68,515
                                                        ==========

Discontinued operations              (4,796)    (8,069)                    -
Extraordinary items                 (15,390)      -                        -
Cumulative effect of change in
 accounting principles                  429       -                        -
                                  ---------   --------               ----------


    Net income (loss)             $ (79,085)  $ 11,600               $   68,515
                                  =========   ========               ==========


[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Notes 1 and 3.
                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        PRO FORMA

                                    1993       1994       1994*        1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
Earnings per common share:
  Continuing operations           $(.52)      $ .17       $.09         $.60
                                                          ====

  Discontinued operations          (.04)       (.07)                   -
  Extraordinary items              (.13)        -                      -
  Cumulative effect of change in
   accounting principles            -           -                      -
                                  -----       -----                  -----


    Net income (loss)             $(.69)      $ .10                    $.60
                                  =====       =====                    ====

Cash dividends per share          $ .05       $ .08                    $.12
                                  =====       =====                    ====

Weighted average common shares
 outstanding                      114,098     114,303    114,303       114,437
                                  =======     =======    =======       =======


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                 (IN THOUSANDS)

                                                         PRO FORMA

                                      1993      1994        1994*        1995
                                      ----      ----     ----------   ----------

                                                        (UNAUDITED)
Operating activities:
  Net income (loss)                $(79,085)  $ 11,600   $ 10,651     $ 68,515
  Depreciation, depletion and
   amortization                      25,569     29,649     83,610       93,935
  Noncash interest expense           10,267     10,959     29,030       31,346
  Deferred income tax benefits      (44,693)    (7,260)    (4,813)     (11,667)
  Prepayment of indebtedness          7,749       -          -            -
  Other, net                         (2,159)     1,527       (496)     (12,339)
  Equity in affiliates:
    Waste Control Specialists          -          -          -             554
    NL prior to consolidation       136,441     25,078       -            -
    Discontinued operations, net      4,796      8,069       -            -
    Extraordinary items, net         10,353       -          -            -
                                   --------   --------   --------     --------

                                     69,238     79,622    117,982      170,344

  Change in assets & liabilities:
    Accounts and other receivables   (4,257)    (2,660)   (15,812)     (15,177)
    Inventories                     (10,863)   (35,934)   (18,006)     (10,383)
    Accounts payable and accrued
     liabilities:
      Sugarbeet purchases            (6,135)    20,208     20,208      (63,611)
      Other                         (14,020)    10,942     (6,401)      20,633
    Income taxes                      1,027     (1,589)   107,654       15,540
    Accounts with affiliates         (1,546)    (5,172)    (7,196)      (2,050)
    Other, net                         (672)     2,041     36,187        7,823
    Trading securities:
      Sale proceeds                    -        29,375     44,905       51,286




      Purchases                        -       (25,000)   (25,870)        (762)
                                   --------   --------   --------     --------


        Net cash provided by
         operating activities        32,772     71,833    253,651      173,643
                                   --------   --------   --------     --------



                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                 (IN THOUSANDS)

                                                        PRO FORMA

                                    1993       1994       1994*        1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
Investing activities:
  Capital expenditures           $ (39,086) $ (73,190)  $(110,121)   $(114,593)
  Purchase of business unit          -           -           -          (5,982)
  Purchases of NL common stock       -        (15,060)    (15,060)     (13,250)
  Investment in Waste Control
   Specialists                       -           -           -          (5,000)
  Marketable securities:
    Sale proceeds                 381,395        -           -            -
    Purchases                    (281,795)       -           -            -
  Loans to affiliates:
    Loans                         (11,800)    (16,550)    (16,550)     (62,000)
    Collections                    11,800      16,550      16,550       59,000
  Other, net                         3,363      4,054       8,147          894
                                 ---------  ---------   ---------    ---------


      Net cash provided (used)
       by investing activities      63,877    (84,196)   (117,034)    (140,931)
                                 ---------  ---------   ---------    ---------


Financing activities:
  Indebtedness:
    Borrowings                    677,173     493,725     538,215      745,190
    Principal payments           (790,308)   (455,827)   (631,713)    (772,537)
  Loans from affiliates:
    Loans                           5,400        -           -            -
    Repayments                     (5,400)       -           -            -
  Dividends                        (5,704)     (9,145)     (9,145)     (13,809)
  Grants and other, net                 53      1,464         722        4,055
                                 ---------  ---------   ---------    ---------





      Net cash provided (used)
       by financing activities    (118,786)    30,217    (101,921)     (37,101)
                                 ---------  ---------   ---------    ---------


Net increase (decrease)          $ (22,137) $  17,854   $  34,696    $  (4,389)
                                 =========  =========   =========    =========






[FN]
* Assuming the Company had consolidated NL Industries effective at the beginning of 1994. See Notes 1 and 3.
                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                 (IN THOUSANDS)

                                                        PRO FORMA

                                    1993       1994       1994*        1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and
     financing activities         $(22,137)  $ 17,854    $ 34,696     $ (4,389)
    Currency translation              (212)      (420)      7,269        4,550
    Consolidation of NL               -       131,124        -            -
                                  --------   --------    --------     --------

                                   (22,349)   148,558      41,965          161
  Balance at beginning of year      44,538     22,189     128,782      170,747
                                  --------   --------    --------     --------


  Balance at end of year          $ 22,189   $170,747    $170,747     $170,908
                                  ========   ========    ========     ========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts
     capitalized                  $ 37,028   $ 23,197    $ 89,998     $ 94,244
    Income taxes (refund), net      14,764     23,307     (88,111)      38,672

  Net assets of NL consolidated:
    Cash and cash equivalents                $131,124
    Other current assets                      356,173
    Goodwill                                  242,769
    Property and equipment                    560,926
    Other noncurrent assets                   301,891
    Current liabilities                      (245,241)




    Long-term debt                           (746,762)
    Other noncurrent liabilities             (536,573)
    Minority interest                          (2,425)
                                            ---------


      Net investment in NL at
       date of consolidation                $  61,882
                                            =========


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                 (IN THOUSANDS)

                                                       ADDITIONAL
                                            COMMON      PAID-IN      RETAINED
                                            STOCK       CAPITAL      EARNINGS
                                           --------    ----------    --------

Balance at December 31, 1992              $1,243      $33,300      $307,599

Net loss                                    -            -          (79,085)
Cash dividends                              -            -           (5,704)
Adjustments, net                            -            -             -
Cumulative effect of change in
 accounting principle                       -            -             -
Other, net                                     1          109          -
                                          ------      -------      --------


Balance at December 31, 1993               1,244       33,409       222,810

Net income                                  -            -           11,600
Cash dividends                              -            -           (9,145)
Dividend - Tremont common stock             -            -          (16,194)
Adjustments, net                            -            -             -
Other, net                                     1          (68)         -
                                          ------      -------      --------


Balance at December 31, 1994               1,245       33,341       209,071

Net income                                  -            -           68,515
Cash dividends                              -            -          (13,809)
Adjustments, net                            -            -             -
Other, net                                     1        1,263          -
                                          ------      -------      --------


Balance at December 31, 1995              $1,246      $34,604      $263,777
                                          ======      =======      ========



                                                           ADJUSTMENTS                                     TOTAL
                                            -----------------------------------------

                                             CURRENCY       MARKETABLE      PENSION        TREASURY     STOCKHOLDERS'
                                            TRANSLATION     SECURITIES    LIABILITIES       STOCK          EQUITY
                                            -----------     ----------    -----------     ----------    -------------

Balance at December 31, 1992               $(10,277)        $   (232)     $  -             $(72,509)     $259,124

Net loss                                       -                -            -                 -          (79,085)
Cash dividends                                 -                -            -                 -           (5,704)
Adjustments, net                             (7,499)            (221)      (1,619)             -           (9,339)
Cumulative effect of change in
 accounting principle                          -              41,528         -                 -           41,528
Other, net                                     -                -            -                  867           977
                                           --------         --------      -------          --------      --------


Balance at December 31, 1993                (17,776)          41,075       (1,619)          (71,642)      207,501

Net income                                     -                -            -                 -           11,600
Cash dividends                                 -                -            -                 -           (9,145)
Dividend - Tremont common stock               1,439               73          445              -          (14,237)
Adjustments, net                              4,209           (3,479)         668              -            1,398
Other, net                                     -                -            -                1,374         1,307
                                           --------         --------      -------          --------      --------


Balance at December 31, 1994                (12,128)          37,669         (506)          (70,268)      198,424

Net income                                     -                -            -                 -           68,515
Cash dividends                                 -                -            -                 -          (13,809)
Adjustments, net                              4,698           17,960       (2,375)             -           20,283
Other, net                                     -                -            -                 (386)          878
                                           --------         --------      -------          --------      --------


Balance at December 31, 1995               $ (7,430)        $ 55,629      $(2,881)         $(70,654)     $274,291
                                           ========         ========      =======          ========      ========



                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation which holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies.

    Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

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


    Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments, net of related deferred income taxes, are accumulated in the currency translation adjustments component of stockholders' equity. Currency transaction gains and losses are recognized in income currently.

    Net sales. Sales are recorded when products are shipped (fast food sales at the time of retail sale).

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately 43% of total inventories at December 31, 1995 (1994 - 55%). Other inventory costs are generally based on average cost.

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

    Cash and cash equivalents. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Cash and cash equivalents at December 31, 1994 and 1995 include $16 million and $10 million, respectively, which is restricted pursuant to outstanding letters of credit and certain indebtedness agreements.

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

    Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences, which were not material at December 31, 1995, are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

    Natural resource properties and depletion. Timber and timberlands and mining properties are stated at cost less accumulated depletion. Depletion is computed primarily by the unit-of-production method.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 30 years at December 31, 1995) and is stated net of accumulated amortization of $9.4 million at December 31, 1995 (1994 - $1.2 million). Substantially all goodwill relates to NL Industries. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the fair value of the applicable subsidiary. At December 31, 1995, the quoted market price of NL common stock ($12.13 per share) was in excess of the Company's net investment in NL at that date ($5.55 per NL share held).

    Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefitted and are stated net of accumulated amortization of $11.5 million at December 31, 1995 (1994 - $7.4 million).

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects capitalized as a component of construction costs were $420,000 in 1993, $783,000 in 1994 (pro forma 1994 - $2 million) and $1.4 million in 1995.

    Depreciation is computed principally by the straight-line and unit-of-production methods over the estimated useful lives of eight to 40 years for buildings and three to 20 years for equipment.




    Long-term debt. Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which interest is not paid and deferred financing costs are amortized over the term of the applicable issue, both by the interest method. Capital lease obligations are stated net of imputed interest.

    Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. NL is a separate U.S. taxpayer and is not a member of the Contran Tax Group. Waste Control Specialists LLC is treated as a partnership for federal income tax purposes.

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates not included in the Contran Tax Group.

    Earnings per share. Earnings per share of common stock is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because the dilutive effect is either not material or antidilutive.





    Other. Advertising costs, expensed as incurred, aggregated $10 million in 1993, $10 million in 1994 (pro forma 1994 - $12 million) and $13 million in 1995.

    Research and development costs, expensed as incurred, were $854,000 in 1993, $899,000 in 1994 (pro forma 1994 - $11 million) and $12 million in 1995.

    Deferred technology fee income is being amortized by the straight-line method over three years through October 1996.

    Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 18.
NOTE 2 -BUSINESS AND GEOGRAPHIC SEGMENTS:
                                                                 % OWNED AT
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            DECEMBER 31, 1995
-------------------     --------------------------------     -----------------


  Chemicals             NL Industries, Inc.                          53%
  Refined sugar         The Amalgamated Sugar Company               100%
  Building products     Medite Corporation                          100%
  Hardware products     National Cabinet Lock, Inc.                 100%
  Fast food             Sybra, Inc.                                 100%
  Waste Management*     Waste Control Specialists LLC                50%

* Unconsolidated equity affiliate

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                                         PRO FORMA

                                     1993      1994        1994*        1995
                                     ----      ----     ----------   ----------

                                                        (UNAUDITED)
                                                  (IN MILLIONS)
Net sales:
  Chemicals                       $   -      $   -      $  888.0     $1,023.9
  Refined sugar                     430.8      457.3       457.3        541.3
  Building products                 174.3      189.9       189.9        200.0
  Hardware products                  64.4       70.0        70.0         80.2
  Fast food                         111.6      115.5       115.5        115.4
                                  -------    -------    --------     --------


                                  $ 781.1     $832.7    $1,720.7     $1,960.8
                                  =======     ======    ========     ========

Operating income:
  Chemicals                       $   -      $   -      $   91.9     $  178.5
  Refined sugar                      37.5       31.6        31.6         26.8
  Building products                  26.3       36.4        36.4         25.2
  Hardware products                  17.5       20.9        20.9         19.9
  Fast food                           9.7        9.0         9.0          7.5
                                  -------    -------    --------     --------

                                     91.0       97.9       189.8        257.9
Equity in losses of Waste Control    -          -          -              (.5)
General corporate items:
  Securities earnings                 6.4        4.0         7.9         12.9
  General expenses and other, net    (9.5)     (12.4)      (57.2)       (33.9)
  Interest expense                  (38.6)     (35.3)     (119.2)      (126.2)
                                  -------    -------    --------     --------




                                     49.3       54.2        21.3        110.2
                                  -------    -------    --------     --------


Equity in NL Industries prior to
 consolidation:
  Operations                        (52.4)     (25.1)      -           -
  Provision for market value
   impairment of NL common stock    (84.0)      -          -           -
                                  -------    -------    --------    --------


                                   (136.4)     (25.1)      -           -
                                  -------    -------    --------    --------


    Income from continuing
     operations before taxes      $ (87.1)   $  29.1    $   21.3     $  110.2
                                  =======    =======    ========     ========

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                                        PRO FORMA

                                    1993       1994       1994*        1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
                                                  (IN MILLIONS)
Depreciation, depletion and
 amortization:
  Chemicals                        $  -      $  -      $   53.7     $   60.0
  Refined sugar                       9.0      12.2        12.2         13.8
  Building products                   8.5       9.6         9.6         11.5
  Hardware products                   1.7       1.8         1.8          2.2
  Fast food                           6.2       5.9         5.9          6.0
  Corporate                            .2        .1          .4           .4
                                   ------    ------    --------     --------


                                   $ 25.6    $ 29.6    $   83.6     $   93.9
                                   ======    ======    ========     ========

Capital expenditures:
  Chemicals                        $  -      $  -      $   36.8     $   64.2
  Refined sugar                      11.1      26.8        26.8         24.0
  Building products                  20.8      32.0        32.0         12.3
  Hardware products                   2.7       3.4         3.4          2.0
  Fast food                           4.3      10.8        10.8         12.0
  Corporate                            .2        .2          .3           .1
                                   ------    ------    --------     --------


                                   $ 39.1    $ 73.2    $  110.1     $  114.6
                                   ======    ======    ========     ========





Geographic segments

  Net sales - point of origin:
    United States                  $692.3    $727.7    $1,031.2     $1,135.1
    Europe                           47.1      58.8       646.1        786.4
    Canada                           41.7      46.2       169.1        197.5
    Eliminations                     -          -        (125.7)      (158.2)
                                  ------     ------    --------     --------


                                   $781.1    $832.7    $1,720.7     $1,960.8
                                   ======    ======    ========     ========

  Net sales - point of
   destination:
    United States                  $686.8    $724.0    $  962.6     $1,050.8
    Other North America              22.0      26.7        95.8        100.3
    Europe                           44.2      58.5       527.4        663.7
    Other                            28.1      23.5       134.9        146.0
                                   ------    ------    --------     --------


                                   $781.1    $832.7    $1,720.7     $1,960.8
                                   ======    ======    ========     ========

  Operating income:
    United States                  $ 74.0    $ 72.5    $  120.6     $  124.6
    Europe                            6.4      12.3        46.2        100.8
    Canada                           10.6      13.1        23.0         32.5
                                   ------    ------    --------     --------





                                   $ 91.0    $ 97.9    $  189.8     $  257.9
                                   ======    ======    ========     ========


 [FN]
 (*) Assuming the Company had consolidated NL effective at the beginning of 1994. See Notes 1 and 3.

Identifiable assets                                          DECEMBER 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

                                                           (IN MILLIONS)
  Business segments:
    Chemicals                                           $1,467.6   $1,586.6
    Refined sugar                                         419.6       386.7
    Building products                                     208.1       200.4
    Hardware products                                      37.8        44.4
    Fast food                                              68.6        74.4
    Waste management                                        -           4.6
                                                        --------   --------

                                                        2,201.7     2,297.1
    Corporate and eliminations                             279.0      275.1
                                                        --------   --------


                                                        $2,480.7   $2,572.2
                                                        ========   ========

  Geographic segments:
    United States                                       $  991.3   $  971.6
    Europe                                              1,006.6     1,100.7
    Canada                                                 203.8      224.8
                                                        --------   --------

                                                        2,201.7     2,297.1
  Corporate and eliminations                               279.0      275.1
                                                        --------   --------


                                                        $2,480.7   $2,572.2
                                                        ========   ========


    NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's building products (Medite), hardware products (National Cabinet Lock) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. Each of NL (NYSE: NL) and Valcor are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

    Capital expenditures include additions to property and equipment and timber and timberlands, excluding amounts attributable to business units acquired in business combinations accounted for by the purchase method.

    Corporate assets consist principally of cash, cash equivalents and marketable securities. At December 31, 1995, approximately 27% of corporate assets were held by NL (1994 - 35%). Valhi has a wholly-owned captive insurance company ("Valmont") registered in Vermont. Valmont's operations, which are not significant, are included in general expenses and other, net.

    At December 31, 1995, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $498 million.




NOTE 3 -  BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS:

    NL Industries, Inc. (NYSE: NL). At the beginning of 1993, Valhi held 48% of NL's outstanding common stock and accounted for its interest in NL by the equity method during the two years in the period ended December 31, 1994. The Company's losses attributable to NL in 1993 include an $84 million first quarter charge for an "other than temporary" decline in the market value of NL common stock. Under current accounting rules, a market value writedown of an investment accounted for by the equity method is not reversed if the market value subsequently recovers.




    During 1994, Valhi purchased additional NL shares in market transactions for an aggregate of approximately $15 million, and thereby increased its direct ownership of NL to more than 50% in mid-December 1994. The Company accounted for such increase in its interest in NL by the purchase method (step purchase) and, accordingly, consolidated NL's financial position as of December 31, 1994 and consolidated NL's results of operations and cash flows beginning in 1995. During 1995, the Company purchased additional NL shares in market transactions for an aggregate of approximately $13 million and increased its ownership of NL to 53% at December 31, 1995. NL's separate financial statements reflect a stockholders' deficit of approximately $209 million at December 31, 1995 and, accordingly, no minority interest in NL is reported in the Company's consolidated financial statements. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes. In the first quarter of 1996, NL resumed regular quarterly dividends at the rate of $.10 per NL share. At such rate, dividends to NL's minority shareholders would aggregate approximately $9.4 million annually and would be reported by Valhi as minority interest in NL's earnings.




    Tremont Corporation (NYSE: TRE). At the beginning of 1993, Valhi held 48% of Tremont's outstanding common stock and accounted for its interest in Tremont by the equity method. In December 1994, Valhi's Board of Directors declared a special dividend on its common stock of all of its 48% interest in Tremont (3.5 million Tremont shares) (the `Distribution''). Valhi stockholders received approximately .03 (three one-hundreds) of a share of Tremont for each Valhi share held. The Distribution of Tremont common stock was accounted for as a spin-off (recorded at book value, net of tax). The Distribution was currently taxable for federal income tax purposes to both Valhi and Valhi stockholders based upon the aggregate fair market value ($11.19 per Tremont share) of the Tremont common stock distributed. The Company's equity in losses of Tremont's titanium metals operations during 1993 and 1994, net of allocable deferred income tax benefit, are reported as discontinued operations.

    Contran and certain of its subsidiaries, which held approximately 90% of Valhi's outstanding common stock at the time of the Distribution, received approximately 3.2 million Tremont shares in the Distribution (44% of Tremont's outstanding common stock), and may be deemed to control Tremont. Tremont holds 18% of NL's outstanding common stock and accounts for its interest in NL by the equity method due to the common control of Contran and certain of its subsidiaries. As discussed above, Valhi continues to own an interest in NL, and, accordingly, the Company's pro rata portion of Tremont's equity in NL is included, for all periods presented prior to the Distribution, in continuing operations as a component of the Company's equity in losses of NL prior to consolidation.

     Waste Control Specialists LLC. In November 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC, currently a development stage enterprise. See Note 7. Valhi has committed to contribute $25 million to Waste Control Specialists through early 1997 for its 50% interest, including $5
million contributed at formation in 1995.    The other 50%-owner contributed
certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. Valhi accounts for its interest in Waste Control Specialists by the equity method.

     Valhi is entitled to a 20% cumulative preferential return on its $25 million investment after which earnings are generally split 50/50. The liabilities of the other 50%-owner assumed by Waste Control Specialists exceeded the carrying value of the assets contributed. Accordingly, all of Waste Control Specialists' net income or loss will accrue to Valhi for financial reporting purposes until Waste Control Specialists reports positive equity attributable to the other 50%-owner.

    Other. In August 1995, National Cabinet Lock's Canadian subsidiary purchased certain assets, principally property, equipment and inventory, of a Canadian competitor for approximately $6 million cash.

NOTE 4 -MARKETABLE SECURITIES:

                                                              DECEMBER 31,
                                                          -------------------

                                                            1994      1995
                                                            ----      ----

                                                            (IN THOUSANDS)
Current assets (trading securities):
  U.S. Treasury securities                               $ 25,165   $   -
  Global bond investments                                  24,068       -
                                                         --------   --------


                                                         $ 49,233   $   -
                                                         ========   ========

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                        $103,243   $130,366
  Other common stocks                                      12,284     13,890
                                                         --------   --------


                                                         $115,527   $144,256
                                                         ========   ========


        Valhi holds 5.5 million shares of Dresser common stock (cost - $44 million) with a quoted market price of $24.38 at December 31, 1995, or an aggregate market value of $133 million (1994 - $18.88 per share, or $103 million). The Company's Dresser stock is exchangeable for the Company's LYONs at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. See Note 12. The other available-for-sale common stocks have an aggregate cost of $15.8 million at December 31, 1995 (1994 - $15.4 million), and the amortized cost of the Company's portfolio of trading securities approximated $50.4 million at December 31, 1994.

NOTE 5 -ACCOUNTS AND OTHER RECEIVABLES:

                                                             DECEMBER 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Accounts receivable                                      $198,511  $225,385
Notes receivable                                            6,317     3,400
Accrued interest                                              591       149
Refundable income taxes                                     1,187     4,978
Allowance for doubtful accounts                            (4,434)   (4,972)
                                                         --------  --------


                                                         $202,172  $228,940
                                                         ========  ========


NOTE 6 -INVENTORIES:

                                                             DECEMBER 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Raw materials:
  Chemicals                                              $ 30,118  $ 35,075
  Sugarbeets                                               86,868    47,420
  Building products                                        13,050    12,404
  Hardware products                                         1,313     1,927
  Fast food                                                 1,426     1,379
                                                         --------  --------

                                                          132,775    98,205
                                                         --------  --------


In process products:
  Chemicals                                                 7,654     9,132
  Refined sugar                                            54,700    57,967
  Building products                                         1,481     2,187
  Hardware products                                         4,437     4,320
                                                         --------  --------

                                                           68,272    73,606
                                                         --------  --------


Finished products:
  Chemicals                                               113,276   173,195
  Refined sugar and by-products                           107,236    90,492
  Building products                                         2,711     6,131
  Hardware products                                         2,510     2,921
                                                         --------  --------

                                                          225,733   272,739
                                                         --------  --------


Supplies                                                   71,317    73,754
                                                         --------  --------




                                                         $498,097  $518,304
                                                         ========  ========

    The current cost of LIFO inventories exceeded the net carrying value of such inventories by approximately $36 million at December 31, 1995 (1994 - $37 million). The effect of reductions in certain LIFO inventory quantities increased (decreased) operating income by $.5 million in 1993, $3.2 million in 1994 and $(.4) million in 1995.

NOTE 7 -INVESTMENT IN JOINT VENTURES:

                                                              DECEMBER 31,
                                                          -------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Ti02 manufacturing joint venture                         $185,122   $183,129
Waste Control Specialists LLC                                -         4,625
Other                                                       2,358      2,764
                                                         --------   --------


                                                         $187,480   $190,518
                                                         ========   ========


    TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or `LPC'') that owns and operates a TiO2 plant in Louisiana. LPC has long-term debt which is collateralized by the partnership interests of the partners and substantially all joint venture assets. The long-term debt consists of two tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by LPC. Kronos' tranche of LPC's debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of such tranche. See Note 12.

    The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs is reported as TiO2 cost of sales while Kronos' share of joint venture interest expense is reported as a component of interest expense.

    A summary income statement of the TiO2 joint venture for the year ended December 31, 1995 is shown below.

                                                                   AMOUNT
                                                                ------------

                                                               (IN THOUSANDS)
Revenues and other income:
  Kronos                                                          $ 76,365
  Tioxide                                                           75,241
  Interest income                                                      653
                                                                  --------

                                                                   152,259
                                                                  --------


Cost and expenses:
  Cost of sales                                                    140,103
  General and administrative                                           385
  Interest                                                          11,771
                                                                  --------

                                                                   152,259
                                                                  --------


    Net income                                                    $   -
                                                                  ========


    Summary balance sheets of the TiO2 joint venture is shown below.

                                                             DECEMBER 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

              ASSETS                                        (IN THOUSANDS)
Current assets                                           $ 38,027   $ 49,398
Other assets                                                1,969      1,553
Property and equipment, net                               344,806    335,254
                                                         --------   --------


                                                         $384,802   $386,205
                                                         ========   ========

   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                         $ 88,715   $ 73,286
  Tioxide tranche                                          81,000     59,400
Other liabilities, primarily current                       12,330     17,719
                                                         --------   --------

                                                          182,045    150,405

Partners' equity                                          202,757    235,800
                                                         --------   --------


                                                         $384,802   $386,205
                                                         ========   ========


     Waste Control Specialists LLC. Waste Control Specialists, formed in November 1995, is a development stage enterprise currently constructing a facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission covering acceptance of wastes governed by the Resource Conservation Recovery Act (`RCRA'') and the Toxic Substances Control Act (``TSCA'') and expects to begin reporting revenues in 1997. Waste Control Specialists intends to seek other operating permits to accept wastes regulated under other environmental laws and regulations.

     Waste Control Specialists is equally owned by Valhi and KNB Holdings, Ltd., a limited partnership controlled by the Chief Executive Officer of Waste Control Specialists.

    Waste Control Specialists reported a net loss of $.5 million during the last two months of 1995, all of which accrued to Valhi for financial reporting purposes. See Note 3. At December 31, 1995, total assets were $7.3 million and total Members' equity was $1.4 million.

NOTE 8 -NATURAL RESOURCE PROPERTIES AND OTHER NONCURRENT ASSETS:

                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Natural resource properties:
  Timber and timberlands                                  $53,114   $53,099
  Mining properties                                        40,286    42,675
                                                          -------   -------


                                                          $93,400   $95,774
                                                          =======   =======

Other assets:
  Franchise fees and other intangible assets              $27,831   $24,786
  Deferred financing costs                                 23,102    19,537
  Other                                                    14,078    12,761
                                                          -------   -------


                                                          $65,011   $57,084
                                                          =======   =======


NOTE 9 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                              DECEMBER 31,
                                                          -------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                                    $146,638  $ 83,027
  Other                                                   120,409   153,946
                                                         --------  --------

                                                          267,047   236,973
                                                         --------  --------


Accrued liabilities:
  Employee benefits                                        50,929    63,067
  Sugar processing costs                                   20,132    21,569
  Environmental costs                                      13,276     6,109
  Interest                                                 11,363    13,208
  Miscellaneous taxes                                       9,080     4,275
  Other                                                    52,866    47,918
                                                         --------  --------

                                                          157,646   156,146
                                                         --------  --------


                                                         $424,693  $393,119
                                                         ========  ========


NOTE 10 - OTHER NONCURRENT LIABILITIES:
                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Insurance claims and expenses                             $18,155    $15,354
Employee benefits                                          15,440     16,626
Deferred technology fee income                             18,305      8,456
Other                                                       4,990      4,329
                                                          -------    -------


                                                          $56,890    $44,765
                                                          =======    =======


NOTE 11 -   OTHER INCOME:

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                                        PRO FORMA

                                    1993       1994       1994         1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
                                                 (IN THOUSANDS)
Securities earnings:
  Dividends and interest          $ 5,211    $ 6,033     $11,108      $11,701
  Securities transactions           1,167     (2,054)     (3,274)       1,225
                                  -------    -------     -------      -------

                                    6,378      3,979       7,834       12,926
Litigation settlement gains, net     -          -         22,978         -
Technology fee income                -          -         10,344       10,660
Currency transactions, net           (188)       911       2,646          982
Other, net                          6,668      4,858       8,973        8,908
                                  -------    -------     -------      -------


                                  $12,858    $ 9,748     $52,775      $33,476
                                  =======    =======     =======      =======




NOTE 12 -   NOTES PAYABLE AND LONG-TERM DEBT:

                                                           DECEMBER 31,
                                                       ---------------------

                                                          1994        1995
                                                          ----        ----

                                                           (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                    $   79,893  $   64,685
    Bank credit agreements                                45,000      42,000
                                                      ----------  ----------

                                                         124,893     106,685
  Kronos - bank credit agreements (DM 56,000)               -         39,247
                                                      ----------  ----------



                                                      $  124,893  $  145,932
                                                      ==========  ==========

Long-term debt:
  Valhi - Liquid Yield Option NotesTM ("LYONsTM")     $  119,096  $  130,366
                                                      ----------  ----------


  NL Industries:
    Senior Secured Notes                                 250,000     250,000
    Senior Secured Discount Notes                        116,409     132,034
    Deutsche mark bank credit facility (DM 397,610)      255,703     276,895
    Joint venture term loan                               88,715      73,286
    Rheox bank term loan                                  67,500      37,263
    Other                                                 11,322      14,225
                                                      ----------  ----------

                                                         789,649     783,703
                                                      ----------  ----------




  Amalgamated - bank term loan                            26,000      24,000
                                                      ----------  ----------


  Valcor:
    Valcor - Senior Notes*                               100,000      99,000
                                                      ----------   ---------


    Medite:
      Bank term loans                                     89,411      73,770
      Bank working capital facilities                      8,802      10,830
      Other                                                4,360       4,117
                                                      ----------  ----------

                                                         102,573      88,717
                                                      ----------  ----------

    Other:
      Sybra bank credit agreements                         5,500      16,770
      Sybra capital lease obligations                      6,321       5,382
      Other                                                  140          98
                                                      ----------  ----------

                                                          11,961      22,250
                                                      ----------  ----------

                                                       1,149,279   1,148,036
  Less current maturities                                 62,625      63,752
                                                      ----------  ----------


                                                      $1,086,654  $1,084,284
                                                      ==========  ==========

[FN]
*At December 31, 1995 stated net of $1 million of Senior Notes held by Valhi.

    Valhi. The zero coupon Senior Secured LYONs, $379 million principal amount at maturity in October 2007, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by Valhi. The LYONs are redeemable at the option of the holder in October 1997 or October 2002 at $404.84 or $636.27, respectively, per $1,000 principal amount (the issue price plus accrued OID through such purchase dates). Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods. At December 31, 1994 and 1995, the net carrying value of the LYONs per $1,000 principal amount at maturity was $314 and $344, respectively, and the quoted market price was $320 and $378, respectively.

    The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Dresser shares.

     Valhi has a (i) $50 million revolving bank credit facility which matures in August 1996, generally bears interest at LIBOR plus 1% and is collateralized principally by all of the outstanding common stock of Amalgamated and (ii) a $15 million revolving bank credit facility which matures in December 1996, generally bears interest at LIBOR plus 1.5% and is collateralized by 4.8 million shares of NL common stock held by Valhi. Borrowings under the $15 million facility can only be used to fund purchases of additional shares of NL common stock. Both agreements limit additional indebtedness of Valhi and contain other provisions customary in lending transactions of this type. At December 31, 1995, the full amount of these facilities was available for borrowing.

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

    The 11.75% Notes and the 13% Discount Notes are redeemable, at NL's option, after October 2000 and October 1998, respectively, except that up to one-third of the aggregate principal amount of the 13% Discount Notes are redeemable (at 113% of the accreted value) upon any NL common stock offering, as defined, prior to October 1996. For redemptions, other than redemptions pursuant to any NL common stock offering, the redemption prices range from 101.5% (starting October
2000) declining to 100% (after October 2001) of the principal amount for the 11.75% Notes and range from 106% (starting October 1998) declining to 100% (after October 2001) of the accreted value of the 13% Discount Notes. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the NL Notes at 101% of the principal amount of the 11.75% Notes and 101% of the accreted value of the 13% Discount Notes. The NL Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of its assets to, another entity. The 13% Discount Notes do not require cash interest payments until April 1999. At December 31, 1994 and 1995, the net carrying value of the 13% Discount Notes per $1,000 principal amount of maturity was $621 and $704, respectively, (quoted market price - $613 and $809, respectively) and the quoted market price of the 11.75% Notes was $988 and $1,071, respectively, per $1,000 principal amount.

    The DM credit facility consists of a DM 398 million term loan due from 1997 to 1999 and a DM 250 million revolving credit facility due no later than 2000. Borrowings bear interest at DM LIBOR plus 1.625% (6.9% and 5.5% at December 31, 1994 and 1995, respectively). NL and Kronos have agreed, under certain circumstances, to provide KII with up to DM 125 million through January 1, 2001. The DM credit facility is collateralized by pledges of the stock of certain KII subsidiaries.

    Borrowings under KLA's tranche of the joint venture term loan bear interest at LIBOR plus 1.625% (8.125% and 7.315% at December 31, 1994 and 1995,
respectively) and are repayable in quarterly installments through September 2000. See Note 7.

    Rheox has a credit agreement providing for a seven-year term loan due in quarterly installments through December 1997 and a $5 million revolving credit/letter of credit facility due September 1996. Borrowings bear interest, at Rheox's option, at prime rate plus 1.5% or LIBOR plus 2.5% (9.0% and 8.3% at December 31, 1994 and 1995, respectively), and are collateralized principally by the stock of Rheox and its U.S. assets.




    Notes payable outstanding at December 31, 1995 consists of DM 56 million of short-term borrowings due in 1996 from non-U.S. banks with interest rates ranging from 4.3% to 4.9%.

    At December 31, 1995, unused lines of credit available for borrowings under the Rheox U.S. facility and under non-U.S. NL subsidiary credit facilities approximated $5 million and $191 million, respectively. Approximately $87 million (DM 125 million) of such non-U.S. amount is available only to (i) permanently reduce the DM term loan or (ii) pay certain future German income tax assessments.

    Amalgamated. The United States Government loans are made under the sugar price support loan program, which program extends through the 1997 crop year ending September 30, 1998. These short-term nonrecourse loans are collateralized by refined sugar inventories and are payable at the earlier of the date the refined sugar is sold or upon maturity. At December 31, 1995, the weighted average interest rate on Government loans was 5.6% (1994 - 6.0%).

    Amalgamated's principal bank credit agreement (the "Sugar Credit Agreement") provides for a revolving credit facility in varying amounts up to $85 million, with advances based upon formula-determined amounts of accounts receivable and inventories, and a term loan. Borrowings under the revolving credit facility bear interest, at Amalgamated's option, at the prime rate or LIBOR plus 1.25% and mature not later than September 30, 1997. The term loan bears interest, at Amalgamated's option, at the prime rate plus .25% or LIBOR plus 1.5% and matures in July 1998. The Sugar Credit Agreement may be terminated by the lenders in the event the sugar price support loan program is abolished or materially and adversely modified, and borrowings are collateralized by substantially all of Amalgamated's assets. Amalgamated also has a $5 million unsecured line of credit with the agent bank for the Sugar Credit Agreement. At December 31, 1995, the weighted average interest rate on Amalgamated's outstanding bank borrowings was 7.2% (1994 - 7.7%).

    At December 31, 1995, unused credit available to Amalgamated under its bank credit agreements and the sugar price support loan program aggregated approximately $22 million.

    Valcor. Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a change of control of Valcor, as defined, or certain asset dispositions, as defined, Valcor would be required to make an offer to purchase the Valcor Notes at 101% and 100%, respectively, of principal amount. At December 31, 1995, the quoted market price of the Valcor Notes per $1,000 principal amount was $990 (1994 - $896). The indenture governing the Valcor Notes, among other things, limits dividends and additional indebtedness, and prohibits Valcor from co-investing with affiliates.

    Medite. Medite's U.S. bank credit agreement provides for (i) term loan financing ($59 million outstanding at December 31, 1995) due in annual installments of $8 million through 1999 with the balance due in 2000, and (ii) a $15 million revolving working capital facility ($4 million outstanding at December 31, 1995) through September 1997. Borrowings generally bear interest at rates 1.5% to 2% over LIBOR and are collateralized by Medite's timber and timberlands. Borrowings under the working capital facility are also collateralized by Medite's U.S. receivables and inventories. Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of the term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. The Company is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although it does not anticipate nonperformance by such parties. See Note 15.

    Medite's Irish subsidiary, Medite of Europe Limited, has bank credit agreements providing for (i) a bank term loan ($14.8 million outstanding at December 31, 1995) repayable in installments through 2000 and (ii) a $12 million multi-currency revolving working capital facility ($6.8 million outstanding at December 31, 1995) through April 1997. Borrowings under both facilities are collateralized by substantially all of Medite/Europe's assets. The term loan bears interest at a weighted average fixed rate of 8.3% while borrowings under the revolving facility bear interest at rates based upon LIBOR.

    At December 31, 1995, the weighted average interest rates on Medite's outstanding U.S. and non-U.S. bank borrowings, including the effect of the interest rate swaps discussed above, were 7.6% and 7.8%, respectively, (1994 - 7.8% and 7.9%, respectively. Amounts available for borrowing under the existing bank credit facilities aggregated approximately $17 million at December 31, 1995.

    Other Medite indebtedness consists principally of a State of Oregon term loan that matures in monthly installments through March 2008, bears interest at 6.9% and is collateralized by certain property and equipment.

    Other Valcor. Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $29 million with interest generally at




LIBOR plus 1.5%.  Borrowings under these agreements mature through July 1997.
At December 31, 1995, the weighted average interest rate on outstanding revolving borrowings was 7.5% (1994 - 7.7%). Amounts available for borrowing aggregated approximately $12 million at December 31, 1995. Future minimum payments under Sybra's capital lease obligations at December 31, 1995, including amounts representing interest, are approximately $1.4 million in each of the next three years, $.6 million in each of the following two years and an aggregate of $3.2 million thereafter.

    National Cabinet Lock has a Canadian bank credit agreement which currently provides for approximately $5.5 million of U.S. or Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of National Cabinet Lock's Canadian assets. At December 31, 1995, the full amount of these facilities was available for borrowing.

    Aggregate maturities of long-term debt at December 31, 1995

Years ending December 31,                                         Amount
-------------------------                                         ------

                                                              (In thousands)
  1996                                                           $   64,369
  1997                                                              299,617
  1998                                                              131,535
  1999                                                              150,273
  2000                                                               22,335
  2001 and thereafter                                               561,725
                                                                 ----------

                                                                  1,229,854
  Less:
    Unamortized Valhi LYONs OID                                      23,085
    Unamortized NL Senior Secured Discount Notes OID                 55,466
    Amounts representing interest on capital leases                   3,267
                                                                 ----------


                                                                 $1,148,036
                                                                 ==========


    The LYONs are reflected in the above table as due October 1997, the first of the two dates they are redeemable at the option of the holder, at the aggregate redemption price on such date of $153.5 million ($404.84 per $1,000 principal amount at maturity in October 2007).

    Other. In addition to the NL Notes and the Valcor Notes discussed above, credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1995, the restricted net assets of consolidated subsidiaries approximated $235 million.

NOTE 13 - EXTRAORDINARY ITEMS:

    Extraordinary items in 1993 consist of (i) prepayments of Valhi 12 1/2% Senior Subordinated Notes ($7.7 million loss less allocable income tax benefit of $2.7 million) and (ii) the Company's equity in NL's prepayments of certain indebtedness ($15.9 million loss less allocable deferred income tax benefit of $5.5 million).

NOTE 14 - STOCKHOLDERS' EQUITY:

                                                   SHARES OF COMMON STOCK
                                             --------------------------------

                                              ISSUED    TREASURY  OUTSTANDING
                                              ------    --------  -----------

                                                      (IN THOUSANDS)
Balance at December 31, 1992                124,290     (10,237)    114,053

Issued                                          145          55         200
                                            -------     -------     -------


Balance at December 31, 1993                124,435     (10,182)    114,253

Issued                                           40          32          72
Other                                          -             73          73
                                            -------     -------     -------


Balance at December 31, 1994                124,475     (10,077)    114,398

Issued                                          158        -            158
Other                                          -            (26)        (26)
                                            -------     -------     -------


Balance at December 31, 1995                124,633     (10,103)    114,530
                                            =======     =======     =======


    Common stock issued includes 47,800 shares in 1993 and 20,000 shares in 1994 to pay accrued employee benefits of $239,000 and $98,000, respectively.

    Treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. Under Delaware Corporation Law, all shares held by a majority-owned company are considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

    Options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of qualified incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. Up to nine million shares of Valhi common stock may be issued pursuant to this plan. Options are granted at a price not less than 85% of fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. At December 31, 1995, a nominal amount of restricted shares which will vest in June 1996 is included in outstanding shares. No stock appreciation rights have been granted.

    Pursuant to Valhi's Non-Employee Director Stock Option Plan, under which authorized future grants expired in 1995, options were automatically granted once a year to each non-employee director of Valhi at a price equal to the fair market value on the date of grant. Such options vest one year from the date of grant and expire five years from the date of grant.

                                                                     AMOUNT
                                                        EXERCISE     PAYABLE
                                                       PRICE PER      UPON
                                             SHARES      SHARE      EXERCISE
                                             ------   -----------   --------

                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)
Outstanding at December 31, 1992              3,910   $3.51-15.00    $30,959

Granted                                         620          5.00      3,102
Exercised                                        (5)         3.61        (18)
Cancelled                                        (1)         3.51         (3)
                                             ------   -----------    -------


Outstanding at December 31, 1993              4,524    3.51-15.00     34,040

Granted                                       2,308    5.21- 6.89     13,520
Exercised                                       (40)   3.51- 5.63       (172)
Cancelled                                    (1,456)   5.00-12.50     (7,724)
                                             ------   -----------    -------


Outstanding at December 31, 1994              5,336    5.00-15.00    $39,664

Adjustment for Tremont Distribution            -           -          (1,603)
Granted                                         103    7.75- 8.00        822
Exercised                                      (158)   4.76- 7.75       (873)
Cancelled                                       (69)   4.76-14.66       (745)
                                             ------   -----------    -------


Outstanding at December 31, 1995              5,212   $4.76-14.66    $37,265
                                             ======   ===========    =======


     At December 31, 1995, options to purchase 4.2 million Valhi shares were exercisable (1.9 million shares at prices lower than the December 31, 1995 market price of $6.38 per share), options to purchase 340,000 shares are scheduled to become exercisable in 1996, and an aggregate of 2.8 million shares were available for future grants. During 1994, options to purchase 1.4 million shares at fixed prices ranging from $5.21 to $6.89 per share were granted in exchange for cancellation of an equal number of variable price options previously granted at initial prices ranging from $5.00 to $5.50 per share. During 1995, under terms of the incentive stock option plan, the exercise price of all options outstanding at December 31, 1994 was reduced by amounts ranging from $.24 to $.34 per share as a result of the Tremont Distribution.

     NL maintains incentive stock option plans that provide for the discretionary grant of NL restricted common stock, stock options and stock appreciation rights. At December 31, 1995, there were an aggregate of 2.4 million options outstanding to purchase NL common stock at prices ranging from $4.81 per share to $24.19 per share (aggregate amount payable to NL upon exercise - $27 million). At December 31, 1995, options to purchase 693,000 NL shares were exercisable at prices lower than the December 31, 1995 quoted market price of $12.13 per NL share. The aggregate number of outstanding options to purchase NL common stock at December 31, 1995 represented approximately 5% of NL's outstanding common shares at that date.

     Valhi and NL each expect to elect the disclosure alternative proscribed by SFAS No. 123, `Accounting for Stock-Based Compensation'' and to continue to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees'' and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Under the disclosure alternative of SFAS No. 123, the Company and NL will disclose, beginning in 1996, their respective pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock-based compensation cost for all awards granted after 1994.

NOTE 15 - FINANCIAL INSTRUMENTS:

                                                                                  DECEMBER 31,
                                                                 -------------------------------------------

                                                                         1994                    1995
                                                                 -------------------     -------------------

                                                                  CARRYING      FAIR       CARRYING      FAIR
                                                                   AMOUNT       VALUE       AMOUNT       VALUE
                                                                 ---------      -----     ---------      -----

                                                                                  (IN MILLIONS)
Cash and cash equivalents                                          $170.7      $170.7       $170.9      $170.9
Marketable securities:
  Trading securities                                                 49.2        49.2          -           -
  Available-for-sale securities                                     115.5       115.5        144.3       147.2

Notes payable and long-term debt (excluding
 capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs                                                    $119.1      $121.3       $130.4      $143.1
    NL Senior Secured Notes                                         250.0       247.1        250.0       267.7
    NL Senior Secured Discount Notes                                116.4       114.8        132.0       151.8
    Valcor Senior Notes                                             100.0        89.6         99.0        98.0
  Medite debt with rates fixed via interest rate swaps               26.0        23.3         26.0        26.0
  Other fixed-rate debt                                              26.8        26.0         18.9        19.2
  Variable rate debt                                                630.4       630.4        632.3       632.3

Minority interest in NL common stock                               $  -        $314.9       $  -        $289.6

Valhi common stockholders' equity                                  $198.4      $872.3       $274.3      $730.1

    Fair values of marketable securities and publicly traded debt are based upon quoted market prices. See Notes 4 and 12. The fair value of the 47% minority interest in NL Industries and of Valhi's common stockholders' equity are based upon quoted market prices for NL common stock (1994 - $12.63 per share; 1995 - $12.13 per share) and Valhi common stock (1994 - $7.63 per share; 1995 - $6.38 per share).

    The fair value of Medite debt on which interest rates have been effectively fixed through the use of interest rate swaps is deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note
12. Fair values of Medite's interest rate swaps are estimated to be a $2.7 million receivable at December 31, 1994 and approximate the contract amount at December 31, 1995. Such fair values represent the estimated amounts Medite would receive if it terminated the swap agreements at those dates, and are based upon quotes obtained from the counter party financial institution. Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

    At December 31, 1994, Medite had entered into certain currency forward contracts to eliminate certain exchange rate fluctuation risk of approximately $1 million of equipment purchase commitments denominated principally in Deutsche Marks. Such currency forward contracts effectively fixed the U.S. dollar cost of the related equipment and matured during 1995.

NOTE 16 - INCOME TAXES:

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                                         PRO FORMA

                                     1993      1994        1994         1995
                                     ----      ----     ----------   ----------

                                                        (UNAUDITED)
                                                  (IN MILLIONS)
Components of pre-tax income:
  United States:
    Contran Tax Group             $  32.8    $ 29.7       $ 29.7       $  5.7
    NL Tax Group                     -         -            (7.6)        41.8
    Equity in NL prior to
     consolidation                 (136.4)    (25.1)        -           -
                                  -------    ------       ------      ------

                                   (103.6)      4.6         22.1         47.5
  Non-U.S. subsidiaries              16.5      24.5          (.9)        62.7
                                  -------    ------       ------       ------


                                  $ (87.1)   $ 29.1       $ 21.2       $110.2
                                  =======    ======       ======       ======

Expected tax provision, at U.S.
 federal statutory income tax
 rate of 35%                      $ (30.5)   $ 10.2       $  7.4       $ 38.6
Non-U.S. tax rates                   (1.8)     (2.4)       (10.0)       (10.6)
Incremental U.S. tax and rate
 differences on equity in
 earnings of non-tax group
 companies                            3.6       1.7        (11.1)        25.9
U.S. state income taxes, net          1.8        .9          1.5          1.7
Change in NL's deferred income
 tax valuation allowance             -         -            24.3         (9.6)
No tax benefit for goodwill




 amortization                          .1        .1          2.7          2.9
Settlement of U.S. tax audits        -         -            (5.4)        -
Rate change adjustment of
 deferred taxes                       (.1)     -            -            (7.6)
Other, net                            (.9)     (1.0)          .4          (.2)
                                  -------    ------       ------       ------


                                  $ (27.8)   $  9.5       $  9.8       $ 41.1
                                  =======    ======       ======       ======

Components of income tax expense:
  Currently payable:
    U.S. federal and state        $  14.7    $ 11.9       $  7.1       $  7.0
    Non-U.S.                          4.3       4.9          7.5         45.7
                                  -------    ------       ------       ------

                                     19.0      16.8         14.6         52.7
                                  -------    ------       ------       ------

  Deferred income taxes:
    U.S. federal and state          (46.7)     (8.7)        (9.4)        11.4
    Non-U.S.                          (.1)      1.4          4.6        (23.0)
                                  -------    ------       ------       ------

                                    (46.8)     (7.3)        (4.8)       (11.6)
                                  -------    ------       ------       ------


                                  $ (27.8)   $  9.5       $  9.8       $ 41.1
                                  =======    ======       ======       ======

Comprehensive provision for
 income taxes allocable to:




  Pre-tax income                  $ (27.8)    $  9.5      $  9.8       $ 41.1
                                                          ======

  Discontinued operations            (2.6)      (4.3)                    -
  Extraordinary items                (8.3)      -                        -
  Stockholders' equity,
   principally deferred taxes
   allocable to adjustments
   components                        (4.9)        .5                     10.7
                                  -------     ------                   ------


                                  $ (43.6)    $  5.7                   $ 51.8
                                  =======     ======                   ======


    The components of the net deferred tax liability are summarized in the following table. At December 31, 1994 and 1995, all of the deferred tax valuation allowance relates to NL tax jurisdictions, principally the U.S. and Germany. During 1995, NL's gross deferred tax assets and the offsetting valuation allowance were both increased by $34 million as a result of recharacterization of certain tax attributes due primarily to changes in certain tax return elections. In addition, the valuation allowance increased during 1995 by $6.5 million due to foreign currency translation and was reduced by $9.6 million due to recognition of the future tax benefit of certain tax credits which NL believes satisfies the `more-likely-than-not'' recognition criteria as a result of NL's return to profitability.

                                                                                      DECEMBER 31,
                                                                    ------------------------------------------

                                                                             1994                  1995
                                                                    --------------------  ---------------------

                                                                      ASSETS  LIABILITIES   ASSETS   LIABILITIES
                                                                      ------  -----------   ------   -----------

                                                                                    (IN MILLIONS)
Tax effect of temporary differences relating to:
  Inventories                                                        $   4.3    $ (11.8)   $   5.3     $ (14.0)
  Marketable securities                                                  -        (18.5)       -         (28.7)
  Natural resource properties                                            -        (18.3)       -         (17.8)
  Property and equipment                                                  .4     (186.2)        .6      (195.6)
  Accrued OPEB cost                                                     32.3      -           30.7         -
  Accrued environmental liabilities and other deductible
   differences                                                          90.8      -           89.7         -
  Other taxable differences                                              -       (178.5)       -        (137.1)
  Investments in subsidiaries and affiliates not
   members of the consolidated tax group                                78.7      (22.0)      54.9       (22.2)
  Tax loss and tax credit carryforwards                                163.1      -          189.3         -
Valuation allowance                                                   (164.5)    -          (195.6)        -
                                                                     -------  ---------    -------     -------

    Adjusted gross deferred tax assets (liabilities)                   205.1     (435.3)     174.9      (415.4)
Netting of items by tax jurisdiction                                  (200.0)     200.0     (171.5)      171.5
                                                                     -------    -------    -------     -------

                                                                         5.1     (235.3)       3.4      (243.9)
Less net current deferred tax asset (liability)                          2.3       (8.5)       2.6        (4.5)
                                                                     -------    -------    -------     -------


    Net noncurrent deferred tax asset (liability)                    $   2.8    $(226.8)   $    .8     $(239.4)
                                                                     =======    =======    =======     =======


    Certain U.S. and non-U.S. income tax returns of the Contran Tax Group (including non-U.S. subsidiaries thereof) are being examined and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. During 1994, the German tax authorities withdrew certain proposed tax deficiencies of DM 100 million and remitted tax refunds aggregating DM 225 million ($136 million when received), including interest, on a tentative basis while examination of NL's German income tax returns continued. NL recently reached agreement in principle with the German tax authorities which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($35 million), including interest, in settlement of these issues during the first half of 1996. NL considers the agreement in principle to be a favorable resolution of the contingencies and the anticipated payment is within previously-accrued amounts for such matters.

    Certain other German tax contingencies of NL remain outstanding and will continue to be litigated. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($70 million at December 31, 1995) lien on its Nordenham, Germany TiO2 plant until the litigation is resolved. The Company believes that NL has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    During 1995, NL utilized $14 million of foreign tax credit carryforwards and U.S. net operating loss carryforwards to reduce its current year U.S. federal income tax expense. At December 31, 1995, for U.S. federal income tax purposes, NL had approximately $27 million of foreign tax credit carryforwards expiring during 1997 through 1999 and approximately $9 million of alternative minimum tax credit carryforwards with no expiration date. NL also had approximately $350 million of income tax loss carryforwards in Germany with no expiration date.

NOTE 17 -   CHANGE IN ACCOUNTING PRINCIPLES - MARKETABLE SECURITIES:

    Early compliance with SFAS No. 115 was elected effective December 31, 1993. The amounts attributable to the Company's investment in affiliates consist of the Company's equity in the respective amounts reported by NL and Tremont.

                                                          AMOUNT REFLECTED IN
                                                          -------------------

                                                                     EQUITY
                                                          EARNINGS  COMPONENT
                                                          --------  ---------

                                                             (IN THOUSANDS)
Increase (decrease) in net assets at December 31, 1993:
  Marketable securities                                    $ -     $ 64,550
  Investment in affiliates                                   661       (661)
  Deferred income taxes                                     (232)   (22,361)
                                                           -----   --------


                                                           $ 429   $ 41,528
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

    Defined contribution plans. A majority of the Company's full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas. Defined contribution plan expense approximated $2.6 million in 1993, $2.8 million in 1994 (pro forma 1994
- $3 million) and $3.1 million in 1995.

    Defined benefit plans. The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. The rates used in determining the actuarial present value of benefit obligations were (i) discount rate - principally 7.5% (1994 - 8.5%), and (ii) rate of increase in future compensation levels - 3.5% to 6% (1994 - 4% to 6%). The expected long-term rates of return on assets used ranged from 7.5% to 10%. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1995 by approximately $39 million.




    Plan assets are primarily investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts. Approximately 13% of the aggregate plan assets at December 31, 1995 (1994 - 10%) consist of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates, including Contran and certain Contran affiliates. Assets of the combined investment fund are primarily investments in corporate equity and debt securities, short-term cash investments and notes collateralized by residential and commercial real estate.

    Approximately 65% of the unfunded amounts of plans for which plan assets are less than the accumulated benefit obligation at December 31, 1995 relate to certain of NL's non-U.S. plans, 33% relates to certain of NL's U.S. plans and 2% relates to Medite's U.S. plan.

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                                        PRO FORMA

                                    1993       1994       1994         1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
                                                 (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits           $ 2,291    $ 2,517     $  7,422    $  6,600
  Interest cost on PBO              3,467      3,744       19,115      21,936
  Actual return on plan assets     (6,012)     1,253       (6,786)    (25,266)
  Net amortization and deferral     1,766     (5,739)     (11,679)      1,732
                                  -------    -------     --------    --------


                                  $ 1,512    $ 1,775     $  8,072    $  5,002
                                  =======    =======     ========    ========


                                                                 PLAN ASSETS EXCEED       ACCUMULATED BENEFITS
                                                                ACCUMULATED BENEFITS       EXCEED PLAN ASSETS
                                                                --------------------      --------------------

                                                                    December 31,              December 31,
                                                                --------------------      --------------------

                                                                   1994        1995         1994         1995
                                                                   ----        ----         ----         ----

                                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                              $ 77,519     $ 73,309     $132,419     $176,659
  Nonvested benefits                                              7,136        8,579        2,155        3,032
                                                               --------     --------     --------     --------


  Accumulated benefit obligations                                84,655       81,888      134,574      179,691
  Effect of projected salary increases                           15,146       18,183       19,620       22,758
                                                               --------     --------     --------     --------


  Projected benefit obligations ("PBO")                          99,801      100,071      154,194      202,449
Plan assets at fair value                                       112,657      108,559      108,377      144,408
                                                               --------     --------     --------     --------


Plan assets over (under) PBO                                     12,856        8,488      (45,817)     (58,041)
Unrecognized net loss (gain) from experience different from
 actuarial assumptions                                            9,056       14,769      (32,808)     (16,313)
Unrecognized prior service cost (credit), net                     3,959        3,751       (3,255)      (2,308)
Unrecognized net obligations (assets) being amortized
 over periods of 9 to 18 years                                     (440)         263        2,606        2,175
Adjustment to recognize minimum liability                          -            -          (1,635)      (5,914)
                                                               --------     --------     --------     --------


Total prepaid (accrued) pension cost                             25,431       27,271      (80,909)     (80,401)
Current portion and reclassification, net                          (935)      (2,504)       4,565       10,361
                                                               --------     --------     --------     --------




    Noncurrent prepaid (accrued) pension cost                  $ 24,496     $ 24,767     $(76,344)    $(70,040)
                                                               ========     ========     ========     ========


    Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Medical claims are funded as incurred, net of any contributions by the retirees. Under plans currently in effect, some currently active employees of NL, Amalgamated and Medite may become eligible for postretirement health care benefits if they reach retirement age while working for the applicable subsidiary. At December 31, 1995, about three-fourths of the Company's aggregate accrued OPEB cost relates to NL, and substantially all of the remainder relates to Amalgamated. In 1989, NL began phasing out OPEB benefits for currently active U.S. employees over a ten-year period. The majority of NL retirees, and substantially all Amalgamated and Medite retirees, are required to contribute a portion of the cost of their benefits. Health care benefits for certain current and future NL retirees are reduced at age 65, and certain current and all future retirees of Amalgamated and Medite either cease to be eligible for health care benefits at age 65 or are thereafter eligible only for limited benefits.

    The components of the periodic OPEB cost and accumulated OPEB obligation are set forth below. The rates used in determining the actuarial present value of the accumulated OPEB obligations at December 31, 1995, were (i) discount rate 7.5% (1994 - 8.5%), (ii) rate of increase in future compensation levels - 4% to 4.5% (1994 - 4% to 6%), (iii) expected return on plan assets - 9% and (iv) rate of increase in future health care costs - 9% to 13% in 1996, gradually declining to 5% to 6% in 2016 and thereafter.




    Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $429,000 in 1995, and the actuarial present value of accumulated OPEB obligations at December 31, 1995 would have increased $4.5 million. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1995 by approximately $6 million.

                                             YEARS ENDED DECEMBER 31,
                                   --------------------------------------------

                                      HISTORICAL        PRO FORMA   HISTORICAL
                                   ----------------

                                    1993       1994       1994         1995
                                    ----       ----    ----------   ----------

                                                       (UNAUDITED)
                                                  (IN MILLIONS)
Service cost benefits earned
 during the year                   $  527    $  499      $   598      $   568
Interest cost on accumulated
 OPEB obligation                    1,139     1,117        5,455        5,608
Return on plan assets                -         -            (688)        (637)
Net amortization and deferral         (86)     (110)      (1,605)      (2,053)
                                   ------    ------      -------      -------


                                   $1,580    $1,506      $ 3,760      $ 3,486
                                   ======    ======      =======      =======


                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligations:
  Retiree benefits                                        $58,586   $60,373
  Other fully eligible active plan participants             4,357     4,906
  Other active plan participants                            6,543     8,329
                                                          -------   -------

                                                           69,486    73,608
Plan assets at fair value                                   7,217     7,103
                                                          -------   -------

                                                           62,269    66,505
Unrecognized net gain from experience different
 from actuarial assumptions                                13,403     6,957
Unrecognized prior service credit                          13,672    12,199
                                                          -------   -------


Total accrued OPEB cost                                    89,344    85,661
Less current portion                                        6,044     7,251
                                                          -------   -------


  Noncurrent accrued OPEB cost                            $83,300   $78,410
                                                          =======   =======


Multiemployer pension plans

    A small minority of the Company's employees are covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions to multiemployer plans based upon collectively-bargained agreements were less than $100,000 in each of the past three years. Based upon information provided by the multiemployer plans' administrators, the Company's share of such plans' unfunded vested benefits is not significant.

NOTE 19 - RELATED PARTY TRANSACTIONS:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future.




    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Receivables from affiliates at December 31, 1995 include $.5 million of refundable income taxes due from Contran (1994 - $5.3 million) and a $3 million demand loan to Contran (1994 - nil). Payables to affiliates at December 31, 1995 include $6.7 million payable to Louisiana Pigment Company (1994 - $6.5 million), primarily for the purchase of TiO2 (see Note 7), and $3.5 million payable to Tremont (1994 - $4.8 million) related to NL's Insurance Sharing Agreement discussed below.

    Loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $73,000 in 1993, $398,000 in 1994 and $1.1 million in 1995 and related party interest expense was $39,000 in 1993.

    Contran has a $20 million bank credit agreement which includes a $10 million letter of credit facility. Pursuant to such agreement, Contran may authorize the banks to issue letters of credit on behalf of Valmont ($438,000 outstanding at December 31, 1995). Obligations under this Contran credit agreement are collateralized by certain securities held by Contran.

    Under the terms of Intercorporate Services Agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to Tremont prior to 1995 and to NL) were approximately $1.2 million in 1993, $480,000 in 1994 and $360,000 in 1995. Fees charged by Valhi to affiliates reported by the equity method pursuant to similar ISA agreements aggregated $1.0 million in 1993 and $.4 million in 1994. Purchases in the ordinary course of business from unconsolidated joint ventures, principally the TiO2 manufacturing joint venture, were $79 million in 1995. Other charges from corporate related parties for services provided in the ordinary course of business were less than $250,000 in each of the past three years. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

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

    COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at




Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1995, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $7 million over the next nine years and the Cancer Research Agreement, as amended, provides for funds of up to $17 million over the next 15 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. The Company's contributions to COAM were approximately $2 million in each of 1993 and 1994 and nil in 1995.

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

    Environmental matters and litigation. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives and believes that its operations generally are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.




    Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 80 governmental enforcement and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1995, NL had accrued $100 million with respect to those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $169 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

    Certain other information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Chemicals" of this Annual Report on Form 10-K.

     In 1995, Medite was named as a defendant in a complaint filed in the New Mexico District Court (New Mexico Environmental Department (`NMED'') v. Medite Corporation, No. SF 95-2581(C)). The complaint involved certain violations of state air quality emission standards at Medite's New Mexico MDF facility. In December 1995, Medite entered into a settlement agreement with the NMED wherein Medite paid fines of $200,000 to settle prior violations of air quality standards and agreed to submit an application for new operating permits for the facility and related compliance plans as necessary to the NMED during 1996. Medite will incur fines of $750 per day of operation without a new operating permit. See Note 22.

    At December 31, 1995, the Company has also accrued approximately $2 million in respect of non-NL environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.





    Other litigation. In November 1992, a complaint was filed in the U.S. District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. In January 1996, the Court granted the Company's motion for summary judgment with respect to certain counts and denied the Company's motion for summary judgment with respect to other counts. The Company believes it has adequately accrued for the estimated effect of the ultimate resolution of this matter.

    In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with Tremont's agreement to purchase 7.8 million NL common shares from Valhi. In addition to Tremont, the complaint names as defendants the members of Tremont's board of directors and Valhi. The complaint alleges, among other things, that Tremont's purchase of the NL shares constitutes a waste of Tremont's assets and that Tremont's board of directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to Tremont for injuries allegedly suffered as a result of the defendants' wrongful conduct. Valhi believes, and understands that Tremont and the other defendants believe, that the action is without merit. Trial was held in June 1995, and the Company is awaiting the court's ruling.

    Medite's Irish subsidiary has been named as a defendant in a complaint filed in the High Court for the Republic of Ireland (Woodfab Limited v. Coillte Teoranta and Medite of Europe Limited, 1995 No. 1154P). The complaint alleges that a timber supply contract entered into in 1981 between Medite/Europe and Coillte violate certain provisions of the Competition Act of 1991 and the European Community Treaty. The complaint seeks to, among other things, declare that the timber supply contract is invalid and therefore should be rescinded. Hearings for this matter are currently expected in June 1996 although no trial date has been set. Medite believes that the allegations are without merit and intends to defend this action vigorously.

    NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. One such case, In re:
Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia Nos. 93-C-362, et al.), involving approximately 1,800 plaintiffs, is scheduled to begin trial in August 1996. NL is aware that claims on behalf of approximately 400 additional plaintiffs have been filed, but NL has not yet been served with those claims. NL intends to defend these matters vigorously.




    In July 1995, twelve plaintiffs brought an action against NL and various other defendants, Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from the defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. NL has filed an answer denying plaintiffs' allegations. Discovery is proceeding.

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

    Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of NL's sales in each of the past three years. TiO2 is sold to the paint, paper and plastics industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 5,000 customers, none of which represents a significant portion of NL's sales. In 1995, approximately one-half of NL's TiO2 sales by volume were to Europe with approximately one-third attributable to North America.

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

    Medite's sales are made primarily to wholesalers of building materials located principally in the western United States, Pacific Rim, European countries and Mexico. In each of the past three years, Medite's ten largest customers accounted for approximately one-fifth of its sales with at least six of such customers in each year located in the U.S.

    National Cabinet Lock's sales are primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, the ten largest customers accounted for approximately one-third of hardware products sales with at least five of such customers in each year located in the U.S.

    Sybra's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

    At December 31, 1995, consolidated cash and cash equivalents includes $103 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1994 - $80 million), of which $88 million are held in trust for the Company by a single U.S. bank (1994 - $73 million).

    Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility.

    The Company also leases various fast food retail and other manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases.

    Net rent expense approximated $6 million in each of 1993 and 1994 (pro forma 1994 - $14 million) and $15 million in 1995. Contingent rentals based upon gross sales of individual fast food restaurants were less than $.5 million in each of the past three years. At December 31, 1995, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                         REAL ESTATE     EQUIPMENT
-------------------------                         -----------     ---------

                                                        (IN THOUSANDS)
  1996                                              $ 6,850        $ 2,213
  1997                                                5,732          1,539
  1998                                                5,034            747
  1999                                                4,067            239
  2000                                                2,951             33
  2001 and thereafter                                22,067           -
                                                    -------        -------

                                                     46,701          4,771
  Less minimum rentals due under noncancellable
   subleases                                          2,520           -
                                                    -------        -------


      Net minimum commitments                       $44,181        $ 4,771
                                                    =======        =======


    Capital expenditures. At December 31, 1995, the estimated cost to complete capital projects in process approximated $59 million, including $44 million related to environmental protection and compliance programs and productivity-enhancing equipment at certain of NL's TiO2 facilities.

    TiO2 raw material supply contract. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2000. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $115 million.

    Timber cutting contracts. Deposits are made on timber cutting contracts with public and private sources from which Medite obtains a portion of its timber requirements. Medite records only the cash deposits and advances on these contracts because it does not obtain title to the timber until it has been harvested. At December 31, 1995, timber and log purchase obligations aggregated $10 million under agreements expiring through 1997.

    Royalties. Royalty expense, which relates principally to fast food operations, approximated $4 million in each of the past three years. Fast food royalties are paid to the franchisor based upon a percentage of gross sales, as specified in the franchise agreement related to each individual restaurant.
NOTE 21 -   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                    QUARTER ENDED
                                      ---------------------------------------

                                      MARCH 31   JUNE 30  SEPT. 30   DEC. 31
                                      --------   -------  --------   -------

                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1995
  Net sales                            $467.6   $513.5     $494.5    $485.2
  Operating income                       60.2     73.6       62.2      61.9

  Net income                           $ 12.4   $ 17.4     $ 13.7    $ 25.0

  Net income per common share           $ .11     $ .15     $ .12     $ .22

YEAR ENDED DECEMBER 31, 1994
1994 Pro forma (*)
  Net sales                            $390.7   $448.0     $457.8    $424.2
  Operating income                       36.2     50.1       48.2      55.3

  Income from continuing operations    $ (2.3)  $  (.8)    $  5.4    $  8.4

  Per common share                     $ (.02)   $ (.01)   $  .05    $  .07

1994 Historical
  Net sales                            $188.9   $210.8     $232.6    $200.4
  Operating income                       18.6     28.6       26.1      24.6

  Income from continuing operations    $   .2   $  4.0     $  7.3    $  8.2
  Discontinued operations                 (.9)    (1.0)      (2.7)     (3.5)
                                       ------   ------     ------    ------


      Net income (loss)                $  (.7)  $  3.0     $  4.6    $  4.7
                                       ======   ======     ======    ======





  Per common share:
    Continuing operations              $ -       $  .04    $  .06    $  .07
    Discontinued operations              (.01)     (.01)     (.02)     (.03)
                                       ------    ------    ------    ------


      Net income (loss)                $ (.01)   $  .03    $  .04    $  .04
                                       ======    ======    ======    ======

                                     F-200

[FN]
(*) Pro forma assuming the Company had consolidated NL's results of operations effective January 1, 1994. See Note 3.


    Net income in the fourth quarter of 1995 includes an aggregate of $13 million ($.11 per share) of net deferred income tax benefits resulting from changes in the U.S./Canada income tax treaty and a reduction of NL's deferred income tax valuation allowance to recognize the future benefit of certain tax credits.



NOTE 22 - SUBSEQUENT EVENT:

     On March 14, 1996, the Company announced it plans to close Medite's Las Vegas, New Mexico MDF operations by May 13, 1996. In connection with the closure, the Company will record a pre-tax charge of approximately $24 million ($15 million net of income tax benefits, or $.13 per share) in the first quarter of 1996.

     As discussed in Note 20, the New Mexico MDF facility is operating without an environmental permit with respect to certain air quality emission standards. In March 1996, Medite received the report of its third-party environmental engineering consultants which indicated that (i) Medite's planned technological solution would not achieve an acceptable reduction in emissions and (ii) the estimated cost of alternative control technology, both in terms of capital expenditures and increased ongoing operating expenses, would not be economically feasible for this facility.

     The plant closure decision was based upon the additional capital and operating costs which the March 1996 consultants' reports indicated would be required to seek and obtain long-term operating permits, which costs Medite considers prohibitive and does not believe could be recovered, particularly in light of other economic factors (MDF market/pricing outlook and cost structure) relative to this plant.

     Medite is presently evaluating alternatives for disposition of the plant's assets. In 1995, the New Mexico MDF plant generated sales of approximately $28 million. Closure of the facility is not expected to have a material adverse effect on Medite's financial position, results of ongoing operations or liquidity.







                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

    Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, which report is based in part upon the reports of other auditors, is herein included on this Annual Report on Form 10-
K. As discussed in Note 17 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statements of Financial Accounting Standards No. 115. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

    In our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                         COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 29, 1996

                  VALHI, INC. AND SUBSIDIARIES

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CONDENSED BALANCE SHEETS

                   DECEMBER 31, 1994 AND 1995

                         (IN THOUSANDS)

                                                            1994      1995
                                                            ----      ----

Current assets:
  Cash and cash equivalents                              $ 15,292   $  8,411
  Marketable securities                                    24,068       -
  Accounts and notes receivable                             1,413      1,398
  Demand loans to affiliates                                 -         3,000
  Receivable from subsidiaries and affiliates                 930        751
  Deferred income taxes                                      -         1,101
  Other                                                       661        534
                                                         --------   --------


      Total current assets                                 42,364     15,195
                                                         --------  ---------


Other assets:
  Marketable securities                                   103,243    130,873
  Investment in subsidiaries and affiliates               129,729    244,832
  Deferred income taxes                                    55,120     20,807
  Other assets                                              4,831      4,373
  Property and equipment, net                                 416      3,110
                                                         --------   --------


      Total other assets                                  293,339    403,995
                                                         --------   --------


                                                         $335,703   $419,190
                                                         ========   ========

Current liabilities:
  Accounts payable and accrued liabilities               $  9,315   $  5,400
  Payable to subsidiaries and affiliates                      446      3,169
  Income taxes                                              1,461      1,466




  Deferred income taxes                                     4,124       -
                                                         --------   --------


      Total current liabilities                            15,346     10,035
                                                         --------   --------


Noncurrent liabilities:
  Long-term debt - LYONs                                  119,096    130,366
  Other                                                     2,837      4,498
                                                         --------   --------


      Total noncurrent liabilities                        121,933    134,864
                                                         --------   --------


Stockholders' equity                                      198,424    274,291
                                                         --------   --------


                                                         $335,703   $419,190
                                                         ========   ========

                  VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

               CONDENSED STATEMENTS OF OPERATIONS

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                                1993       1994       1995
                                                ----       ----       ----

Revenues and other income:
  Securities earnings, net                   $   6,281   $  3,348   $  4,034
  Other, net                                       826      1,317      1,991
                                             ---------   --------   --------

                                                 7,107      4,665      6,025
                                             ---------   --------   --------


Costs and expenses:
  General and administrative                     9,139      9,449      6,845
  Interest                                      26,563     10,437     11,892
  Other, net                                     1,476        843        231
                                             ---------   --------   --------

                                                37,178     20,729     18,968
                                             ---------   --------   --------


                                               (30,071)   (16,064)   (12,943)
Equity in subsidiaries & affiliates            (88,500)    19,909     97,431
                                             ---------   --------   --------


  Income before income taxes                  (118,571)     3,845     84,488

Provision for income taxes (benefit)           (59,243)   (15,824)    15,973
                                             ---------   --------   --------


  Income from continuing operations            (59,328)    19,669     68,515

Discontinued operations                         (4,796)    (8,069)      -
Extraordinary items                            (15,390)      -          -
Cumulative effect of changes in accounting
 principles                                        429       -          -
                                             ---------   --------   --------




      Net income (loss)                      $ (79,085)  $ 11,600   $ 68,515
                                             =========   ========   ========





                  VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

               CONDENSED STATEMENTS OF CASH FLOWS

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                              1993        1994        1995
                                              ----        ----        ----

Cash flows from operating activities:
  Net income (loss)                         $(79,085)   $ 11,600   $  68,515
  Noncash interest expense                    10,110      10,437      11,421
  Deferred income taxes                      (54,636)    (13,531)     23,153
  Equity in subsidiaries & affiliates:
    Continuing operations                     88,500     (19,909)    (97,431)
    Discontinued operations                    7,378      12,414        -
    Extraordinary items                       15,928        -           -
  Dividends from subsidiaries & affiliates   164,454      25,707       8,298
  Prepayments of indebtedness                  7,749        -           -
  Other, net                                     489       1,045       2,371
                                            --------    --------   ---------

                                             160,887      27,763      16,327
  Net change in assets and liabilities        (8,140)      2,368      (7,044)
  Net sales of trading securities               -          4,375      24,184
                                            --------    --------   ---------


      Net cash provided by operating
       activities                            152,747      34,506      33,467
                                            --------    --------   ---------


Cash flows from investing activities:
  Purchases of NL common stock                  -        (15,060)    (13,250)
  Capital contributed to subsidiaries
   and affiliates                               -        (10,000)    (10,000)
  Loans to subsidiaries & affiliates:
    Loans                                    (11,800)    (34,550)   (132,000)
    Collections                               13,800      34,550     129,000
  Marketable securities:
    Sale proceeds                            381,395        -           -
    Purchases                               (281,795)       -           -




  Other, net                                   3,574       3,906      (1,164)
                                            --------    --------   ---------


      Net cash provided (used) by
       investing activities                  105,174     (21,154)    (27,414)
                                            --------    --------   ---------





                  VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                             1993        1994        1995
                                             ----        ----        ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                            $    -        $  -       $ 60,000
    Principal payments                     (241,715)       -        (60,000)
  Loans from subsidiaries & affiliates:
    Loans                                    27,631        -           -
    Repayments                              (58,895)       -           -
  Dividends                                  (5,704)     (9,145)    (13,809)
  Other, net                                     53         229         875
                                          ---------     -------    --------


      Net cash used by financing
       activities                          (278,630)     (8,916)    (12,934)
                                          ---------     -------    --------


Cash and cash equivalents:
  Net increase (decrease)                   (20,709)      4,436      (6,881)
  Balance at beginning of year               31,565      10,856      15,292
                                          ---------     -------    --------


  Balance at end of year                  $  10,856     $15,292    $  8,411
                                          =========     =======    ========

Supplemental disclosures:
  Cash paid for:
    Interest                              $  26,817     $  -       $    470
    Income taxes (received)                 (16,482)     (6,171)     (4,154)


  Non-cash dividend from subsidiary       $    -        $  -       $  2,657







                  VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

            NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -BASIS OF PRESENTATION:

    The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.

NOTE 2 -MARKETABLE SECURITIES:

                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Current assets (trading securities):
  U.S. Treasury securities                               $   -    $   -
  Global bond investments                                  24,068     -
                                                         -------- --------


                                                         $ 24,068 $   -
                                                         ======== ========

Noncurrent assets (available-for-sale):
  Dresser Industries common stock                        $103,243 $130,366
  Other                                                      -         507
                                                         -------- --------



                                                         $103,243 $130,873
                                                         ======== ========


NOTE 3 -INVESTMENT IN SUBSIDIARIES AND AFFILIATES:

                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
NL Industries                                            $ 61,882  $150,743
Amalgamated                                                32,997    44,240
Valcor                                                     34,850    45,224
Waste Control Specialists                                    -        4,625
                                                         --------  --------



                                                         $129,729  $244,832
                                                         ========  ========


NOTE 4 -LONG-TERM DEBT:

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

     Valhi also has a (i) $50 million revolving bank credit facility which matures in August 1996, generally bears interest at LIBOR plus 1% and is collateralized by all of the outstanding common stock of Amalgamated and (ii) a $15 million revolving bank credit facility which matures in December 1996, generally bears interest at LIBOR plus 1.5% and is collateralized by 4.8 million shares of NL common stock held by Valhi. Borrowings under the $15 million facility can only be used to fund Valhi's purchases of NL common stock. Both agreements limit additional indebtedness of Valhi and contain other provisions customary in lending transactions of this type. At December 31, 1995, no amounts were outstanding and the full amount of these facilities was available for borrowing.

NOTE 5 -DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Cash dividends:
  Amalgamated                                   $ 15,522  $16,137    $ -
  Valcor                                         148,932    9,570     8,298
  NL Industries                                     -        -         -
  Waste Control Specialists                         -        -         -
                                                --------  -------    ------


                                                $164,454  $25,707    $8,298
                                                ========  =======    ======

Non-cash dividend - Amalgamated                 $   -     $  -       $2,657

    Cash dividends from Valcor in 1993 include $135 million from the proceeds of new borrowings. NL reinstated quarterly cash dividends in the first quarter of 1996.

NOTE 6 -INCOME TAXES:

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Provision for income taxes (benefit)
 attributable to continuing operations:
  Currently refundable                          $(10,649) $ (6,638)  $(7,180)
  Deferred income taxes                          (48,594)   (9,186)   23,153
                                                --------  --------   -------


                                                $(59,243) $(15,824)  $15,973
                                                ========  ========   =======

Cash received from income taxes, net:
  Received from subsidiaries                    $ 25,630  $ 20,479   $ 8,828
  Paid to Contran                                 (8,845)  (14,425)   (4,623)
  Paid to tax authorities, net                      (303)      117       (51)
                                                --------  --------   -------


                                                $ 16,482  $  6,171   $ 4,154
                                                ========  ========   =======


    Waste Control Specialists LLC is treated as a partnership for federal income tax purposes. NL Industries is a separate U.S. taxpayer and is not a member of the Contran Tax Group.

                                                             DEFERRED TAX
                                                           ASSET (LIABILITY)
                                                          ------------------

                                                             DECEMBER 31,
                                                          ------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Components of the net deferred tax asset:
  Tax effect of temporary differences related to:
    Marketable securities                                $(21,469)  $(31,190)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group                      81,182     55,983
    Accrued liabilities and other deductible differences    5,869      5,514
    Other taxable differences                             (14,586)    (8,399)
                                                         --------   --------


                                                         $ 50,996   $ 21,908
                                                         ========   ========

  Current deferred tax asset (liability)                 $ (4,124)  $  1,101
  Noncurrent deferred tax asset                            55,120     20,807
                                                         --------   --------


                                                         $ 50,996   $ 21,908
                                                         ========   ========


NOTE 7 -EQUITY IN EARNINGS OF SUBSIDIARIES AND AFFILIATES:

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------

                                                 1993      1994       1995
                                                 ----      ----       ----

                                                       (IN THOUSANDS)
Continuing operations:
  NL Industries:
    Operations                                $ (52,426) $(25,078)   $69,539
    Writedown of NL common stock                (84,015)     -          -
                                              ---------  --------    -------

                                               (136,441)  (25,078)    69,539
  Valcor                                         28,350    31,098     19,546
  Amalgamated                                    19,591    13,889      8,900
  Waste Control Specialists                        -         -          (554)
                                              ---------  --------    -------


                                              $ (88,500) $ 19,909    $97,431
                                              =========  ========    =======

Discontinued operations - Tremont             $  (7,378) $(12,414)   $  -

Extraordinary items - NL Industries           $ (15,928) $   -          -

                               VALHI, INC. AND SUBSIDIARIES

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      (IN THOUSANDS)

                                                              ADDITIONS
                                                BALANCE AT   CHARGED TO
                                                BEGINNING     COSTS AND
           DESCRIPTION                           OF YEAR      EXPENSES
---------------------------------               ----------   ----------

Year ended December 31, 1993:
  Allowance for doubtful accounts                 $1,323       $    31
                                                  ======       =======

  Amortization of intangibles:
    Goodwill                                      $  842       $   166
    Franchise fees and other                       5,424         1,571
                                                  ------       -------


                                                  $6,266       $ 1,737
                                                  ======       =======

Year ended December 31, 1994:
  Allowance for doubtful accounts                 $  974       $   213
                                                  ======       =======

  Amortization of intangibles:
    Goodwill                                      $1,008       $   172
    Franchise fees and other                       6,848         1,423
                                                  ------       -------


                                                  $7,856       $ 1,595
                                                  ======       =======





  Deferred income tax valuation allowance         $ -          $  -
                                                  ======       =======

[FN]
(a)  Consolidation of NL Industries, Inc. effective December 31, 1994.

                                                                         BALANCE
                                                                         AT END
           DESCRIPTION                          DEDUCTIONS    OTHER(A)   OF YEAR
---------------------------------               ----------    --------   -------

Year ended December 31, 1993:
  Allowance for doubtful accounts                  $  (380)   $   -     $    974
                                                   =======    ========  ========

  Amortization of intangibles:
    Goodwill                                       $  -       $   -     $  1,008
    Franchise fees and other                          (147)       -        6,848
                                                   -------    --------  --------


                                                   $  (147)   $   -     $  7,856
                                                   =======    ========  ========

Year ended December 31, 1994:
  Allowance for doubtful accounts                  $  (502)   $  3,749  $  4,434
                                                   =======    ========  ========

  Amortization of intangibles:
    Goodwill                                       $  -       $   -     $  1,180
    Franchise fees and other                          (900)       -        7,371
                                                   -------    --------  --------


                                                   $  (900)   $   -     $  8,551
                                                   =======    ========  ========





  Deferred income tax valuation allowance          $  -       $164,500  $164,500
                                                   =======    ========  ========

[FN]
(a)  Consolidation of NL Industries, Inc. effective December 31, 1994.
                               VALHI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                                      (IN THOUSANDS)

                                                 ADDITIONS
                                    BALANCE AT  CHARGED TO
                                    BEGINNING    COSTS AND
           DESCRIPTION               OF YEAR     EXPENSES    DEDUCTIONS
---------------------------------   ----------  ----------   ----------

Year ended December 31, 1995:


  Allowance for doubtful accounts    $  4,434     $   665        $(294)
                                     ========     =======        =====

  Amortization of intangibles:
    Goodwill                         $  1,180     $ 8,172        $ -
    Franchise fees and other            7,371       4,549         (453)
                                     --------     -------        -----


                                     $  8,551     $12,721        $(453)
                                     ========     =======        =====

  Deferred income tax valuation
   allowance

                                     $164,500     $(9,588)       $ -
                                     ========     =======        =====


[FN]
(a)Direct offset to the increase in gross deferred tax assets resulting from rechartization of certain tax attributes primarily due to changes in certain tax return elections.

                                                             BALANCE
                                     CURRENCY                AT END
           DESCRIPTION              TRANSLATION   OTHER(A)   OF YEAR
---------------------------------   -----------   --------   -------

Year ended December 31, 1995:


  Allowance for doubtful accounts      $  167     $  -      $  4,972
                                       ======     =======   ========

  Amortization of intangibles:
    Goodwill                           $ -        $  -      $  9,352
    Franchise fees and other               (8)       -        11,459
                                       ------     -------   --------


                                       $   (8)    $  -      $ 20,811
                                       ======     =======   ========

  Deferred income tax valuation
   allowance

                                       $6,451     $34,206   $195,569
                                       ======     =======   ========


[FN]
(a)Direct offset to the increase in gross deferred tax assets resulting from rechartization of certain tax attributes primarily due to changes in certain