Form 10-Q
period 1996-03-31
VALHI INC /DE/
filed 1996-05-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   MARCH 31, 1996           COMMISSION FILE NUMBER 1-5467
                      ------------------                                ------





                                  VALHI, INC.
- ------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             87-0110150
- -------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
- ------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)






REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
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




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1996: 114,089,814.
                                                                -----------




                  VALHI, INC. AND SUBSIDIARIES

                              INDEX





                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements.

         Consolidated Balance Sheets - December 31, 1995
          and March 31, 1996                                            3-4

         Consolidated Statements of Operations - Three
          months ended March 31, 1995 and 1996                           5

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1996                              6

         Consolidated Statements of Cash Flows - Three
          months ended March 31, 1995 and 1996                          7-8

         Notes to Consolidated Financial Statements                     9-15

  Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                         16-23

PART II. OTHER INFORMATION

  Item 1.Legal Proceedings.                                            24-25




  Item 6.Exhibits and Reports on Form 8-K.                               25


                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

ASSETS                                             DECEMBER 31,   MARCH 31,
                                                       1995          1996
                                                   ------------   ----------

Current assets:
  Cash and cash equivalents                        $  170,908    $  142,468
  Accounts and notes receivable                       223,962       244,645
  Refundable income taxes                               4,978         1,810
  Receivable from affiliates                            3,529           854
  Inventories                                         518,304       467,842
  Prepaid expenses                                      7,249         9,765
  Deferred income taxes                                 2,636         4,994
                                                   ----------    ----------


      Total current assets                            931,566       872,378
                                                   ----------    ----------


Other assets:
  Marketable securities                               144,256       151,269
  Investment in joint ventures                        190,518       193,086
  Natural resource properties                          95,774        93,469
  Prepaid pension cost                                 24,767        25,743
  Goodwill                                            252,773       254,471
  Deferred income taxes                                   788           910
  Other                                                57,084        53,936
                                                   ----------    ----------


      Total other assets                              765,960       772,884
                                                   ----------    ----------


Property and equipment:
  Land                                                 43,313        42,622
  Buildings                                           212,729       211,229




  Equipment                                           913,763       916,687
  Construction in progress                             20,709        25,093
                                                   ----------    ----------

                                                    1,190,514     1,195,631
  Less accumulated depreciation                       315,827       345,163
                                                   ----------    ----------


      Net property and equipment                      874,687       850,468
                                                   ----------    ----------


                                                   $2,572,213    $2,495,730
                                                   ==========    ==========


                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY               DECEMBER 31,   MARCH 31,
                                                       1995          1996
                                                   ------------   ----------

Current liabilities:
  Notes payable                                    $  145,932    $  198,825
  Current long-term debt                               63,752        64,380
  Accounts payable                                    236,973       109,992
  Accrued liabilities                                 156,146       167,374
  Payable to affiliates                                10,188        10,053
  Income taxes                                         44,849        43,843
  Deferred income taxes                                 4,496         3,569
                                                   ----------    ----------


      Total current liabilities                       662,336       598,036
                                                   ----------    ----------


Noncurrent liabilities:
  Long-term debt                                    1,084,284     1,105,284
  Accrued pension cost                                 70,040        63,469
  Accrued OPEB cost                                    78,410        78,281
  Accrued environmental costs                         115,577       117,339
  Deferred income taxes                               239,444       225,922
  Other                                                44,765        40,494
                                                   ----------    ----------


      Total noncurrent liabilities                  1,632,520     1,630,789
                                                   ----------    ----------


Minority interest                                       3,066           268
                                                   ----------    ----------


Stockholders' equity:
  Common stock                                          1,246         1,247
  Additional paid-in capital                           34,604        35,151
  Retained earnings                                   263,777       252,325
  Adjustments:
    Currency translation                               (7,430)       (7,778)
    Marketable securities                              55,629        59,328
    Pension liabilities                                (2,881)       (2,881)
  Treasury stock                                      (70,654)      (70,755)
                                                   ----------    ----------


      Total stockholders' equity                      274,291       266,637
                                                   ----------    ----------


                                                   $2,572,213    $2,495,730
                                                   ==========    ==========


[FN]
Commitments and contingencies (Note 1)


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         1995         1996
                                                         ----         ----

Revenues and other income:
  Net sales                                            $467,629    $462,795
  Other, net                                              5,658      12,973
                                                       --------    --------

                                                        473,287     475,768
                                                       --------    --------

Costs and expenses:
  Cost of sales                                         340,128     349,714
  Plant closure charge                                     -         24,000
  Selling, general and administrative                    76,352      77,223
  Interest                                               32,842      30,216
                                                       --------    --------

                                                        449,322     481,153
                                                       --------    --------


                                                         23,965      (5,385)

Equity in Waste Control Specialists                        -         (1,151)
                                                       --------    --------


    Income (loss) before income taxes                    23,965      (6,536)

Provision for income taxes (benefit)                     11,205      (3,169)
Minority interest                                           345       2,321
                                                       --------    --------

      Net income (loss)                                $ 12,415    $ (5,688)
                                                       ========    ========

Net income (loss) per common share                         $.11      $(.05)
                                                           ====      =====

Cash dividends per share                                   $.03       $ .05
                                                           ====       =====

Weighted average common shares outstanding              114,392     114,569
                                                        =======     =======


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1996

                                 (IN THOUSANDS)



                                      ADDITIONAL
                              COMMON   PAID-IN    RETAINED
                              STOCK    CAPITAL    EARNINGS
                             ------- -----------  --------

Balance at December 31, 1995 $1,246    $34,604   $263,777

Net loss                       -          -        (5,688)
Dividends                      -          -        (5,764)
Adjustments, net               -          -          -
Other, net                        1        547       -
                             ------    -------   --------


Balance at March 31, 1996    $1,247    $35,151   $252,325
                             ======    =======   ========




                                              ADJUSTMENTS                             TOTAL
                              -----------------------------------------

                                 CURRENCY     MARKETABLE     PENSION     TREASURY STOCKHOLDERS'
                               TRANSLATION    SECURITIES   LIABILITIES    STOCK       EQUITY
                               -----------    ----------   -----------  --------- -------------

Balance at December 31, 1995     $(7,430)       $55,629      $(2,881)   $(70,654)    $274,291

Net loss                            -              -             -          -          (5,688)
Dividends                           -              -             -          -          (5,764)




Adjustments, net                    (348)         3,699          -          -           3,351
Other, net                          -              -             -          (101)         447
                                 -------        -------      -------    --------     --------


Balance at March 31, 1996        $(7,778)       $59,328      $(2,881)   $(70,755)    $266,637
                                 =======        =======      =======    ========     ========


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                 (IN THOUSANDS)

                                                         1995         1996
                                                         ----         ----

Cash flows from operating activities:
  Net income (loss)                                   $  12,415    $ (5,688)
  Depreciation, depletion and
   amortization                                          23,337      25,069
  Plant closure charge                                     -         24,000
  Noncash interest expense                                7,543       8,150
  Deferred income taxes                                   4,530     (15,287)
  Minority interest                                         345       2,321
  Other, net                                             (3,879)     (1,526)
                                                      ---------    --------

                                                         44,291      37,039
  Change in assets and liabilities:
    Accounts and notes receivable                       (45,210)    (23,853)
    Inventories                                          39,882      45,077
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                              (123,143)    (61,269)
      Other, net                                         16,845     (60,311)
    Other, net                                              272      (4,479)
    Trading securities:
      Sale proceeds                                      24,184        -
      Purchases                                            (762)       -
                                                      ---------    --------


        Net cash used by operating activities           (43,641)    (67,796)
                                                      ---------    --------


Cash flows from investing activities:
  Capital expenditures                                  (28,141)    (19,665)
  Purchases of minority interest                        (11,511)     (9,049)
  Investment in Waste Control Specialists                  -         (5,000)
  Loans to affiliates:
    Loans                                               (28,300)     (5,400)
    Collections                                          13,300       8,400
  Other, net                                             (3,293)      1,693
                                                      ---------    --------




        Net cash used by investing activities           (57,945)    (29,021)
                                                      ---------    --------


                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                 (IN THOUSANDS)

                                                         1995         1996
                                                         ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                        $ 216,924    $ 269,885
    Principal payments                                 (152,443)    (192,878)
  Valhi dividends paid                                   (3,450)      (5,764)
  Distributions to minority interest and other, net          66       (2,221)
                                                      ---------    ---------


      Net cash provided by financing activities          61,097       69,022
                                                      ---------    ---------


Net decrease                                            (40,489)     (27,795)
Currency translation                                      3,868         (645)




Cash and equivalents at beginning of period             170,747      170,908
                                                      ---------    ---------


Cash and equivalents at end of period                 $ 134,126    $ 142,468
                                                      =========    =========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                $  10,094    $  13,197
  Income taxes                                            4,422        9,680


                            VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1996 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1995 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report"). Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1995 Annual Report.

    The Company's 54%-owned chemicals subsidiary, NL Industries, Inc., separately reported a stockholders' deficit of approximately $197 million at March 31, 1996 and, accordingly, no minority interest in NL is reported in the Company's consolidated balance sheet. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes. NL resumed regular quarterly dividends of $.10 per NL share in the first quarter of 1996 (approximately $5 million per quarter). Minority interest in earnings in 1996 consists principally of NL dividends paid to stockholders other than Valhi.

    Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock.

NOTE 2 -EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.


NOTE 3 -BUSINESS SEGMENT INFORMATION:

    OPERATIONS                 PRINCIPAL ENTITIES                % OWNED
- -------------------     ---------------------------------     --------------


  Chemicals             NL Industries, Inc.                         54%
  Refined sugar         The Amalgamated Sugar Company              100%




  Building products     Medite Corporation                         100%
  Hardware products     National Cabinet Lock, Inc.                100%
  Fast food             Sybra, Inc.                                100%
  Waste management      Waste Control Specialists                   50%

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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------

                                                           1995       1996
                                                           ----       ----

                                                            (IN MILLIONS)
Net sales:
  Chemicals                                              $250.9     $240.4
  Refined sugar                                           111.2      127.1
  Building products                                        58.6       46.5
  Hardware products                                        20.1       21.2
  Fast food                                                26.8       27.6
                                                         ------     ------

                                                         $467.6     $462.8
                                                         ======     ======

Operating income:
  Chemicals                                               $36.9     $ 36.6
  Refined sugar                                             6.4        8.7
  Building products *                                      10.3      (22.5)
  Hardware products                                         5.5        4.4
  Fast food                                                 1.1        1.6
                                                         ------     ------

                                                           60.2       28.8
Equity in losses of Waste Control                           -         (1.1)
General corporate items:
  Securities earnings                                       3.8        2.5
  General expenses, net                                    (7.3)      (6.6)
  Interest expense                                        (32.8)     (30.2)
                                                         ------     ------


    Income (loss) before income taxes                    $ 23.9     $ (6.6)
                                                         ======     ======

[FN]
* Building products operating income in 1996 includes a $24 million charge related to the closure of one of Medite's medium density fiberboard (``MDF'') plants.



    As previously reported, in March 1996 Medite decided to close its New Mexico MDF plant effective May 13, 1996. Medite recorded a pre-tax restructuring charge of $24 million based upon the estimated costs of permanently closing this facility. Approximately $15 million of such charge represents non-cash costs, most of which relate to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represents workforce, environmental and other estimated cash costs associated with closure of this facility, none of which had been paid at March 31, 1996.

                                             THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------

                                          DEPRECIATION,
                                          DEPLETION AND          CAPITAL
                                          AMORTIZATION         EXPENDITURES
                                        ----------------     -----------------

                                         1995      1996       1995      1996
                                         ----      ----       ----      ----

                                                   (IN MILLIONS)
Chemicals                              $14.3     $15.4      $12.4     $12.2
Refined sugar                            4.0       4.4        7.1       2.3
Building products                        2.9       2.9        3.4       2.9
Fast food and other                      2.1       2.4        5.2       2.3
                                       -----     -----      -----     -----


                                       $23.3     $25.1      $28.1     $19.7
                                       =====     =====      =====     =====


NOTE 4 -MARKETABLE SECURITIES:

                                                    DECEMBER 31,  MARCH 31,
                                                        1995         1996
                                                    ------------  ----------

                                                         (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  Dresser Industries common stock                    $130,366      $133,329
  Other common stocks                                  13,890        17,940
                                                     --------      --------


                                                     $144,256      $151,269
                                                     ========      ========


    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $30.50 at March 31, 1996, or an aggregate market value of approximately $167 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At March 31, 1996, the aggregate cost of other available-for-sale securities was approximately $16 million.

NOTE 5 -INVENTORIES:

                                                  DECEMBER 31,    MARCH 31,
                                                      1995          1996
                                                  ------------   ----------

                                                         (IN THOUSANDS)
Raw materials:
  Chemicals                                         $ 35,075      $ 37,726
  Sugarbeets                                          47,420          -
  Other                                               15,710        12,553
                                                    --------      --------

                                                      98,205        50,279
                                                    --------      --------


In process products:
  Chemicals                                            9,132         9,899
  Refined sugar and by-products                       57,967        44,305
  Other                                                6,507         6,468
                                                    --------      --------

                                                      73,606        60,672
                                                    --------      --------


Finished products:
  Chemicals                                          173,195       174,347
  Refined sugar and by-products                       90,492       103,910
  Other                                                9,052         8,356
                                                    --------      --------

                                                     272,739       286,613
                                                    --------      --------


Supplies                                              73,754        70,278
                                                    --------      --------


                                                    $518,304      $467,842
                                                    ========      ========


NOTE 6 - OTHER NONCURRENT ASSETS:

                                                  DECEMBER 31,    MARCH 31,
                                                      1995          1996
                                                  ------------   ----------

                                                         (IN THOUSANDS)
Joint ventures:
  TiO2 manufacturing joint venture                   $183,129     $181,900
  Waste Control Specialists LLC                         4,625        8,474
  Other                                                 2,764        2,712
                                                     --------     --------


                                                     $190,518     $193,086
                                                     ========     ========

Natural resource properties:
  Timber and timberlands                             $ 53,099     $ 53,131
  Mining properties                                    42,675       40,338
                                                     --------     --------


                                                     $ 95,774     $ 93,469
                                                     ========     ========

Franchise fees and other intangible assets           $ 24,786     $ 23,230
Deferred financing costs                               19,537       18,341
Other                                                  12,761       12,365
                                                     --------     --------


                                                     $ 57,084     $ 53,936
                                                     ========     ========


NOTE 7 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                  DECEMBER 31,    MARCH 31,
                                                      1995          1996
                                                  ------------   ----------

                                                         (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                                $ 83,027     $ 21,758
  Other                                               153,946       88,234
                                                     --------     --------


                                                     $236,973     $109,992
                                                     ========     ========

Accrued liabilities:
  Employee benefits                                  $ 63,067     $ 52,418
  Sugar processing costs                               21,569       23,782
  LIFO inventory replacement reserve                     -           3,636
  Environmental costs                                   6,109        6,221
  Plant closure costs                                    -           5,759
  Interest                                             13,208       22,060
  Miscellaneous taxes                                   4,275        4,571
  Other                                                47,918       48,927
                                                     --------     --------


                                                     $156,146     $167,374
                                                     ========     ========


NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                  DECEMBER 31,    MARCH 31,
                                                      1995          1996
                                                  ------------   ----------

                                                         (IN THOUSANDS)
Employee benefits                                    $16,626       $16,036
Insurance claims and expenses                         15,354        14,656
Deferred technology fee income                         8,456         5,720
Other                                                  4,329         4,082
                                                     -------       -------


                                                     $44,765       $40,494
                                                     =======       =======


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                  DECEMBER 31,    MARCH 31,
                                                      1995          1996
                                                  ------------   ----------

                                                         (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                 $   64,685    $   99,857
    Bank credit agreements                             42,000        56,000
                                                   ----------    ----------

                                                      106,685       155,857
  Kronos - non-U.S. bank credit agreements
   (DM 56,000 and DM 56,000)                           39,247        37,968
  Valhi - bank revolver                                  -            5,000
                                                   ----------    ----------


                                                   $  145,932    $  198,825
                                                   ==========    ==========

Long-term debt:
  Valhi - LYONs                                    $  130,366    $  133,329
  Valcor Senior Notes                                  99,000        99,000
  Amalgamated bank term loan                           24,000        24,000
  NL Industries:
    Senior Secured Notes                              250,000       250,000
    Senior Secured Discount Notes                     132,034       136,210
    Deutsche mark bank credit facility
     (DM 397,610 and DM 447,610)                      276,895       303,479
    Joint venture term loan                            73,286        69,429
    Rheox bank term loan                               37,263        31,534
    Other                                              14,225        13,958
                                                   ----------    ----------

                                                      783,703       804,610
                                                   ----------    ----------

  Medite:




    Bank term loans                                    73,770        72,128
    Bank working capital facilities                    10,830        10,782
    Other                                               4,117         4,065
                                                   ----------    ----------

                                                       88,717        86,975
                                                   ----------    ----------

  Other:
    Sybra bank credit agreements                       16,770        16,494
    Sybra capital leases                                5,382         5,170
    Other                                                  98            86
                                                   ----------    ----------

                                                       22,250        21,750
                                                   ----------    ----------


                                                    1,148,036     1,169,664
  Less current maturities                              63,752        64,380
                                                   ----------    ----------


                                                   $1,084,284    $1,105,284
                                                   ==========    ==========


    Valcor Senior Notes are stated net of $1 million principal amount held by Valhi.

NOTE 10 -   OTHER INCOME:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------

                                                         1995         1996
                                                         ----         ----

                                                          (IN THOUSANDS)
Securities earnings:
  Interest and dividends                                $ 3,227     $ 2,475
  Securities transactions                                   639        -
                                                        -------     -------

                                                          3,866       2,475
Pension curtailment gain                                   -          4,791
Technology fee income                                     2,586       3,081
Currency transactions, net                               (2,241)        941
Other, net                                                1,447       1,685
                                                        -------     -------


                                                        $ 5,658     $12,973
                                                        =======     =======


     The 1996 pension curtailment gain resulted from NL's reduction of certain U.S. employee pension benefits.

NOTE 11 - PROVISION FOR INCOME TAXES:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------

                                                         1995         1996
                                                         ----         ----

                                                           (IN MILLIONS)
Expected tax expense (benefit)                           $ 8.4      $(2.3)
Non-U.S. tax rates                                        (2.7)      (1.7)
Incremental tax and rate differences on equity in
 earnings of non-tax group companies                       6.1         .8
Change in NL's deferred income tax
 valuation allowance                                      (1.3)       (.7)
Other, net                                                  .7         .7
                                                         -----      -----


                                                         $11.2      $(3.2)
                                                         =====      =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Valhi reported a net loss of $5.7 million, or $.05 per share, for the first quarter of 1996, which loss included a $15 million after-tax charge ($.13 per share) related to closure of Medite's New Mexico MDF operations, as discussed below. Net income was $12.4 million, or $.11 per share, in the first quarter of 1995.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this `Management's Discussion and Analysis of Financial Condition and Results of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the 1995 Annual Report.

CHEMICALS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales:
  Kronos                                          $217.4    $206.3     - 5%
  Rheox                                             33.5      34.1     + 2%
                                                  ------    ------


                                                  $250.9    $240.4     - 4%
                                                  ======    ======

Operating income:
  Kronos                                          $ 27.8    $ 24.5     -12%
  Rheox                                              9.1      12.1     +32%
                                                  ------    ------


                                                  $ 36.9    $ 36.6     - 1%
                                                  ======    ======


    Kronos' TiO2 sales and operating income in the first quarter of 1996 declined from the first quarter of 1995 as higher average selling prices were more than offset by lower production and sales volumes. Kronos' first quarter sales volumes declined 11% from the record sales volumes of the first quarter of 1995. Slow economic activity in markets in which Kronos sells TiO2 contributed to continued soft demand for the first quarter of 1996. While average TiO2 selling prices in the first quarter of 1996 were 5% higher than the first quarter of 1995, average prices for the quarter were 3% lower than the fourth quarter of 1995. Kronos anticipates that TiO2 demand will remain soft at least into the third quarter of 1996.

    Rheox's operating results improved due to higher sales volumes and selling prices, and included a $2.7 million gain in 1996 related to the reduction of certain U.S. employee pension benefits.

    A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies increased the dollar value of sales in the first quarter of 1996 by approximately $5 million compared to the same period in 1995.

    The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $20 million annually as compared to amounts separately reported by NL.

REFINED SUGAR

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                     (IN MILLIONS)
Net sales:
  Refined sugar                                   $ 95.7    $111.7    + 17%
  By-products and other                             15.5      15.4
                                                  ------    ------


                                                  $111.2    $127.1    + 14%
                                                  ======    ======

Operating income:
  FIFO basis                                      $  5.0    $ 10.4    +106%
  LIFO adjustment                                    1.4      (1.7)
                                                  ------    ------


    LIFO (reporting) basis                        $  6.4    $  8.7    + 35%
                                                  ======    ======


     Refined sugar sales increased in the first quarter of 1996 due to a 15% increase in sales volume and slightly higher average selling prices. Sales volume was limited in the first quarter of 1995 by U.S. Government-imposed marketing allotments, which expired in September 1995. Amalgamated currently expects quarterly sales volume levels for the remainder of 1996 to generally approximate first quarter levels, and full year sales volume is estimated to be about 10% below the record 1995 volume. The generally smaller industry-wide crop production levels for the current crop year are expected to continue to result in stabilized/improved refined sugar selling prices. Amalgamated currently expects contracted acreage for the crop to be planted in the spring of 1996 to approximate the prior crop.

    The Federal Agriculture Improvement and Reform Act of 1996, enacted into law in April 1996, extended the sugar price support loan program through September 2003. Under the new legislation, among other things, government-imposed marketing allotments are eliminated, loan advance rates from the federal government secured by refined sugar inventories are frozen, such loans are recourse unless the sugar import quota exceeds a specified level, and the interest rate charged on outstanding loans will increase by 100 basis points.

BUILDING PRODUCTS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales:
  Medium density fiberboard                       $45.5     $ 36.9     -19%
  Traditional timber products                      13.6        9.8     -28%
  Eliminations                                      (.5)       (.2)
                                                  -----     ------


                                                  $58.6     $ 46.5     -21%
                                                  =====     ======

Operating income:
  Medium density fiberboard:
    Before restructuring charge                   $ 9.6     $  1.5
    Plant closure cost                              -        (24.0)
                                                  -----     ------

                                                    9.6      (22.5)
  Traditional timber products                        .7       -
                                                  -----     ------


                                                  $10.3     $(22.5)
                                                  =====     ======


     In the first quarter of 1996, Medite recorded a $24 million pre-tax charge ($15 million net of income tax benefits) related to closure of its New Mexico MDF plant. See Note 3 to the Consolidated Financial Statements. Cash costs, net of income tax benefits, are not expected to be material. The New Mexico MDF operations accounted for about 20% of MDF sales in the first quarters of both 1995 and 1996, and such operations generated nominal operating income in the 1995 period and a $1 million operating loss in the 1996 period.

     Excluding the plant closure charge, MDF sales and operating income declined in the first quarter of 1996 compared to 1995 primarily due to a 17% reduction in average selling prices. MDF selling prices generally peaked in the second quarter of 1995 and declined during the last half of 1995 and first quarter of 1996. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to the lower MDF prices and are currently expected to continue MDF price and volume pressures for the remainder of 1996. Fluctuations in foreign exchange rates, principally a weakening of the U.K. Pound sterling, along with a lower mix of higher-margin specialty MDF products also diluted 1996 operating margins.

     Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. While log sales volumes increased almost 40% compared to the first quarter of 1995, lower average selling prices in all traditional timber product lines resulted in a decline in sales and operating income. Severe winter weather, curtailed pulp and paper production and the slow recovery of housing starts in Medite's primary markets all contributed to soft demand and a weak pricing environment.

HARDWARE PRODUCTS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales                                         $20.1      $21.2     + 6%
Operating income                                    5.5        4.4     -20%

    Operating income margins were impacted by certain changes in product mix, including volume related to certain lower-margin Canadian operations acquired in August 1995. Volumes continued to increase in 1996 in both the workstation and drawer slide product lines while lock volume from a government contract completed in early 1995 has only been partially replaced.

FAST FOOD

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales                                         $26.8      $27.6     + 3%
Operating income                                    1.1        1.6     +47%

     Fast food results improved in the first quarter of 1996 compared to the same period in 1995 due principally to a 3% increase in comparable store sales. Operating income and margins were also favorably impacted by successful first quarter promotions and reduced training costs associated with the slower rate of opening new stores in 1996. Sybra closed six under-performing stores in the first quarter of 1996, which also contributed to the increase in operating income and margins. Sybra may close one or two additional stores later in the year.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. Any increase in the minimum wage rate would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

     One new restaurant was opened in the second quarter and Sybra is considering opening up to four additional new stores later in the year. The Company is considering various strategic alternatives with respect to this increasing competitive business, including possible disposition of one or more regions.

WASTE MANAGEMENT

     Waste Control Specialists LLC was formed in November 1995 and is currently constructing a facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists reported a loss of $1 million in the first quarter of 1996 and expects to continue to report losses during the development stage. The facility is planned to be ready to accept wastes governed by The Resource Conservation and Recovery Act (`RCRA'') and the Toxic Substances Control Act (``TSCA'') in 1997.

OTHER

     Interest expense. Interest expense declined due primarily to lower average variable interest rates. At March 31, 1996, approximately $667 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on $697 million of outstanding variable rate borrowings at March 31, 1996 was 5.8%, down from 6.4% at December 31, 1995 and 7.4% at year-end 1994.

     Minority interest. Minority interest in earnings in 1996 consists principally of NL dividends paid to stockholders other than Valhi. See Note 1 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in 1996 declined approximately $7 million from the same period in 1995, generally reflecting the decline in earnings. Changes in assets and liabilities include the impact of significant seasonal fluctuations related to Amalgamated's seasonal purchase and processing of sugarbeets, as discussed below. Cash costs related to the 1996 closure of Medite's New Mexico MDF production facility, net of related income tax benefits, are not expected to be material.

     Cash flows from investing and financing activities. Capital expenditures for all of 1996 are estimated to approximate $97 million, down from $115 million in 1995 in large part due to completion of certain productivity projects at Amalgamated during 1995.

     During the first quarter of 1996, Valhi purchased an additional $4 million of NL common stock, Rheox acquired the minority interest in its non-U.S. subsidiaries for $5 million and, as scheduled, Valhi contributed $5 million to Waste Control Specialists.

     Net first quarter borrowings include seasonal increases at Amalgamated ($66 million in 1995 and $49 million in 1996) and DM 50 million ($35 million when borrowed) under NL's DM credit facility in 1996.

     Credit facilities. At March 31, 1996, unused revolving credit facilities aggregated $270 million, including $167 million attributable to NL. Of such amount, $85 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. Valhi has not guaranteed any subsidiary indebtedness.

     NL Industries. The TiO2 industry is cyclical, with a peak in selling prices in early 1990 and a trough in the third quarter of 1993. Although TiO2 selling prices are significantly above the 1993 trough, as discussed above, prices began declining during the last half of 1995. Relative changes in NL's inventories, receivables and payables (excluding the effect of foreign currency translation) used $52 million of cash in the first quarter of 1996 compared to using $32 million in the first quarter of 1995.

     Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. NL has reached an agreement in principle with the German tax authorities regarding such examinations which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies of approximately DM 50 million ($34 million at March 31, 1996), including interest, in settlement of these issues during 1996.

     Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($68 million at March 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($100 million at March 31, 1996 with respect to domestic sites) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $165 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts, or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for the pending lead pigment and paint litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed at the state, local and federal levels that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may also review opportunities for the acquisition of businesses and assets in the chemicals industry. In the event of any future acquisition, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

     Amalgamated. Amalgamated's cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the cost of processing the sugarbeets is incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities typically use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. Amalgamated's seasonal cash requirements are financed with short-term borrowings under the government sugar price support loan program and bank credit agreements. Amalgamated expects to complete a one-year extension of its bank revolver, to September 1998, during the second quarter.

     Waste Control Specialists. Waste Control Specialists' estimated capital expenditures for projects in process, substantially all of which relate to the construction of its new facility in West Texas, are approximately $16 million and are expected to be incurred principally in 1996. Such capital expenditures, along with its expected development stage operating losses, will be funded primarily from Valhi's $25 million of capital contributions ($10 million funded through first quarter 1996). Waste Control Specialists does not expect to begin to generate revenues from existing RCRA and TSCA permits until 1997.

     Valhi general corporate. Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, Amalgamated, Valcor and Waste Control Specialists). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, the Company's long-term ability to meet its corporate level obligations is dependent in large measure on the receipt of dividends or other distributions from subsidiaries. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

     Valhi's remaining $15 million commitment to invest in Waste Control Specialists ($10 million in 1996 and $5 million in early 1997) will be provided primarily by cash on hand or available credit facilities. At March 31, 1996, Valhi has two bank credit facilities aggregating $65 million, of which $60 million was available for borrowing. Of such available amount, $15 million can only be used to purchase shares of NL common stock.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance, repurchase or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

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






     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1995 Annual Report for descriptions of certain legal proceedings.

     In March 1996, the Court in Alan Russell Kahn v. Tremont Corporation, et al. (Court of Chancery of the State of Delaware, No. 12339) issued its opinion ruling in favor of the defendants, including Valhi, and concluding that Tremont's 1991 purchase of 7.8 million shares of NL common stock from Valhi did not constitute an overreaching of Tremont by the controlling shareholder (Valhi), that Tremont's purchase price for the NL shares was fair and that in all other respects the transaction was fair to Tremont. Plaintiff's time for appeal has not yet expired.

     Gates v. American Cyanamid Co., et al. (I1996-2114). In April 1996, NL was served with a complaint filed in New York state court which seeks compensatory and punitive damages for personal injury purportedly caused by lead paint and alleges causes of action against NL and other former lead pigment manufactures and the Lead Industries Association for negligence, strict products liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability. The complaint also asserts causes of action against the landlords of the apartments in which plaintiff has lived since 1977. NL intends to file an answer denying plaintiff's allegations.

     Hines v. Gates, et al. (96-616161). In May 1996, NL was served with a complaint filed in Michigan state court seeking recovery for personal injury purportedly caused by lead paint and alleging causes of action on behalf of plaintiff against NL, other former lead pigment manufacturers and others for negligence, negligent failure to warn, breach of warranty, alternative liability and concert of action. The complaint also asserts causes of action against plaintiff's landlord. NL intends to file an answer denying plaintiff's allegations.

     Skipworth v. Sherwin-Williams Co., et al. In April 1996, the Pennsylvania Supreme Court granted a petition to hear plaintiffs' appeal from the appellate court decision in defendants' favor.

     City of New York, et al. v. Lead Industries Association, et al. In February 1996, defendants' motion for summary judgment on the basis that the fraud claim is time-barred was denied. Defendants have appealed.

     NL Industries, Inc. v. Commercial Union Insurance Cos., et al. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with the three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive such contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which it was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear.

     Portland, Oregon smelter site. The U.S. EPA has issued a proposed Record of Decision Amendment changing portions of the cleanup remedy selected for the site. The U.S. EPA estimates the cost of the proposed remedy to be from $10 million to $13 million.

     People of the State of Illinois v. NL Industries, Inc., et al. The Appeals Court has granted the State's motion to reconsider the Court's affirmance of the dismissal of this case. In addition, the U.S. EPA has issued an order to NL to perform a removal action at NL's former facility involved in the State of Illinois case. NL has notified the U.S. EPA that it intends to comply with the order.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits


        27.1 - Financial Data Schedule for the three-month period ended March 31, 1996.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1996 and the month of April 1996:

        January 29, 1996 - Reported Items 5 and 7.
        March 12, 1996   - Reported Items 5 and 7.
        March 14, 1996   - Reported Items 5 and 7.
        April 23, 1996   - Reported Items 5 and 7.





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        VALHI, INC.
                                             ---------------------------------

                                                     (Registrant)



Date   May 7, 1996                           By /s/ William C. Timm
     ---------------                            ------------------------------

                                                William C. Timm
                                                Vice President - Finance and
                                                Treasurer
                                                (Chief Financial Officer)



Date   May 7, 1996                           By /s/ J. Thomas Montgomery, Jr.
     ---------------                            -----------------------------

                                                J. Thomas Montgomery, Jr.
                                                Vice President and Controller
                                                (Chief Accounting Officer)