Form 10-Q
period 1996-06-30
VALHI INC /DE/
filed 1996-08-05
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   JUNE 30, 1996            COMMISSION FILE NUMBER 1-5467
                      -----------------                                 ------





                                  VALHI, INC.
- ------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             87-0110150
- -------------------------------                            -------------------

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
- ------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)






REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
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




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1996: 114,110,414.
                                                               -----------




                  VALHI, INC. AND SUBSIDIARIES

                              INDEX





                                                                     PAGE
                                                                    NUMBER

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets - December 31, 1995
            and June 30, 1996                                         3-4

           Consolidated Statements of Income - Three months
            and six months ended June 30, 1995 and 1996                5

           Consolidated Statement of Stockholders' Equity -
            Six months ended June 30, 1996                             6

           Consolidated Statements of Cash Flows - Six
            months ended June 30, 1995 and 1996                       7-8

           Notes to Consolidated Financial Statements                 9-15

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     16-24

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                        24-25




  Item 4.  Submission of Matters to a Vote of Security Holders.      25

  Item 6.  Exhibits and Reports on Form 8-K.                         25


                  VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS)

              ASSETS                               DECEMBER 31,    JUNE 30,
                                                       1995          1996
                                                   ------------   ----------

Current assets:
  Cash and cash equivalents                        $  170,908    $  144,669
  Accounts and notes receivable                       223,962       253,674
  Refundable income taxes                               4,978         2,056
  Receivable from affiliates                            3,529         1,260
  Inventories                                         518,304       373,642
  Prepaid expenses                                      7,249         9,387
  Deferred income taxes                                 2,636         3,977
                                                   ----------    ----------


      Total current assets                            931,566       788,665
                                                   ----------    ----------


Other assets:
  Marketable securities                               144,256       151,919
  Investment in joint ventures                        190,518       196,589
  Natural resource properties                          95,774        91,730
  Prepaid pension cost                                 24,767        25,650
  Goodwill                                            252,773       260,008
  Deferred income taxes                                   788           910
  Other                                                57,084        51,943
                                                   ----------    ----------


      Total other assets                              765,960       778,749
                                                   ----------    ----------


Property and equipment:
  Land                                                 43,313        42,393
  Buildings                                           212,729       210,666
  Equipment                                           913,763       919,972




  Construction in progress                             20,709        36,972
                                                   ----------    ----------

                                                    1,190,514     1,210,003
  Less accumulated depreciation                       315,827       359,429
                                                   ----------    ----------


      Net property and equipment                      874,687       850,574
                                                   ----------    ----------


                                                   $2,572,213    $2,417,988
                                                   ==========    ==========

                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY            DECEMBER 31,    JUNE 30,
                                                       1995          1996
                                                   ------------   ----------

Current liabilities:
  Notes payable                                     $  145,932    $  135,329
  Current long-term debt                                63,752       103,242
  Accounts payable                                     236,973       114,049
  Accrued liabilities                                  156,146       152,421
  Payable to affiliates                                 10,188         9,843
  Income taxes                                          44,849        43,871
  Deferred income taxes                                  4,496         2,902
                                                    ----------    ----------


      Total current liabilities                        662,336       561,657
                                                    ----------    ----------


Noncurrent liabilities:
  Long-term debt                                     1,084,284     1,078,667
  Accrued pension cost                                  70,040        61,348
  Accrued OPEB cost                                     78,410        77,409
  Accrued environmental costs                          115,577       113,393
  Deferred income taxes                                239,444       218,219
  Other                                                 44,765        37,437
                                                    ----------    ----------


      Total noncurrent liabilities                   1,632,520     1,586,473
                                                    ----------    ----------


Minority interest                                        3,066           251
                                                    ----------    ----------


Stockholders' equity:
  Common stock                                           1,246         1,248




  Additional paid-in capital                            34,604        35,228
  Retained earnings                                    263,777       255,311
  Adjustments:
    Currency translation                                (7,430)       (8,851)
    Marketable securities                               55,629        60,539
    Pension liabilities                                 (2,881)       (2,881)
  Treasury stock                                       (70,654)      (70,987)
                                                    ----------    ----------


      Total stockholders' equity                       274,291       269,607
                                                    ----------    ----------


                                                    $2,572,213    $2,417,988
                                                    ==========    ==========



[FN]
Commitments and contingencies (Note 1)


                          VALHI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                    ------------------   ------------------

                                      1995      1996       1995       1996
                                      ----      ----       ----       ----


Revenues and other income:
  Net sales                        $513,531   $470,783   $981,160  $933,578
  Other, net                          9,020     13,256     14,678    26,229
                                   --------   --------   --------  --------

                                    522,551    484,039    995,838   959,807
                                   --------   --------   --------  --------

Costs and expenses:
  Cost of sales                     370,193    360,791    710,321   710,505
  Plant closure charge                 -          -          -       24,000
  Selling, general and
   administrative                    85,772     75,975    162,124   153,198
  Interest                           32,365     28,774     65,207    58,990
                                   --------   --------   --------  --------

                                    488,330    465,540    937,652   946,693
                                   --------   --------   --------  --------


                                     34,221     18,499     58,186    13,114

Equity in Waste Control Specialists    -        (1,267)      -       (2,418)
                                   --------   --------   --------  --------


    Income before income taxes       34,221     17,232     58,186    10,696

Provision for income taxes           16,723      6,183     27,928     3,014
Minority interest                       141      2,299        486     4,620
                                   --------   --------   --------  --------




      Net income                   $ 17,357   $  8,750   $ 29,772  $  3,062
                                   ========   ========   ========  ========

Net income per common share            $.15       $.08       $.26      $.03
                                       ====       ====       ====      ====

Cash dividends per share               $.03       $.05       $.06      $.10
                                       ====       ====       ====      ====

Weighted average common shares
 outstanding

                                    114,391    114,639    114,392   114,604
                                    =======    =======    =======   =======


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1996

                                 (IN THOUSANDS)

                                                       ADDITIONAL
                                            COMMON       PAID-IN      RETAINED
                                             STOCK       CAPITAL      EARNINGS
                                            -------    -----------    --------

Balance at December 31, 1995                $1,246        $34,604     $263,777

Net income                                    -              -           3,062
Dividends                                     -              -         (11,528)
Adjustments, net                              -              -            -
Other, net                                       2            624         -
                                            ------        -------     --------


Balance at June 30, 1996                    $1,248        $35,228     $255,311
                                            ======        =======     ========

                                                            ADJUSTMENTS                                    TOTAL
                                            -----------------------------------------

                                             CURRENCY       MARKETABLE      PENSION        TREASURY     STOCKHOLDERS'
                                            TRANSLATION     SECURITIES    LIABILITIES        STOCK          EQUITY
                                            -----------     ----------    -----------      ---------    -------------

Balance at December 31, 1995                  $(7,430)        $55,629        $(2,881)      $(70,654)       $274,291

Net income                                       -               -               -             -              3,062
Dividends                                        -               -               -             -            (11,528)
Adjustments, net                               (1,421)          4,910            -             -              3,489
Other, net                                       -               -               -             (333)            293
                                              -------         -------        -------       --------        --------


Balance at June 30, 1996                      $(8,851)        $60,539        $(2,881)      $(70,987)       $269,607
                                              =======         =======        =======       ========        ========

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                 (IN THOUSANDS)

                                                         1995         1996
                                                         ----         ----

Cash flows from operating activities:
  Net income                                          $  29,772     $  3,062
  Depreciation, depletion and
   amortization                                          45,073       46,581
  Plant closure charge - noncash portion                   -          15,200
  Noncash interest expense                               15,410       16,600
  Deferred income taxes                                  21,399      (16,715)
  Minority interest                                         486        4,620
  Other, net                                             (8,451)      (3,989)
                                                      ---------     --------

                                                        103,689       65,359
  Change in assets and liabilities:
    Accounts and notes receivable                       (54,300)     (35,956)
    Inventories                                         126,938      134,532
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                              (124,262)     (64,497)
      Other, net                                        (21,417)     (57,081)
    Income taxes                                        (22,837)       3,369
    Other, net                                           (2,906)     (10,656)
    Trading securities:
      Sale proceeds                                      48,889         -
      Purchases                                            (762)        -
                                                      ---------     --------


        Net cash provided by operating activities        53,032       35,070
                                                      ---------     --------


Cash flows from investing activities:
  Capital expenditures                                  (54,213)     (50,998)
  Purchases of minority interest                        (13,168)     (16,971)




  Investment in Waste Control Specialists                  -         (10,000)
  Loans to affiliates:
    Loans                                               (39,070)      (7,400)
    Collections                                          30,070       10,400
  Other, net                                                642        2,062
                                                      ---------     --------


        Net cash used by investing activities           (75,739)     (72,907)
                                                      ---------     --------




                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                 (IN THOUSANDS)

                                                         1995         1996
                                                         ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                         $ 452,556   $ 392,618
    Principal payments                                  (435,148)   (363,222)
  Valhi dividends paid                                    (6,901)    (11,528)
  Distributions to minority interest                         (14)     (5,126)
  Government grants and other, net                         3,132         886
                                                       ---------   ---------


      Net cash provided by financing activities           13,625      13,628
                                                       ---------   ---------


Net decrease                                              (9,082)    (24,209)
Currency translation                                       4,288      (2,030)
Cash and equivalents at beginning of period              170,747     170,908
                                                       ---------   ---------


Cash and equivalents at end of period                  $ 165,953   $ 144,669
                                                       =========   =========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                 $  44,443   $  42,583
  Income taxes                                            30,551      17,066

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1995 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

    The Company's 55%-owned chemicals subsidiary, NL Industries, Inc., separately reported a stockholders' deficit of approximately $190 million at June 30, 1996 and, accordingly, no minority interest in NL is reported in the Company's consolidated balance sheet. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes. Minority interest in earnings in 1996 consists principally of NL dividends paid to stockholders other than Valhi.

    Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock.

NOTE 2 -EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.


NOTE 3 -BUSINESS SEGMENT INFORMATION:

    OPERATIONS                 PRINCIPAL ENTITIES                % OWNED
- -------------------     ---------------------------------     --------------


  Chemicals             NL Industries, Inc.                         55%
  Refined sugar         The Amalgamated Sugar Company              100%
  Building products     Medite Corporation                         100%
  Hardware products     National Cabinet Lock, Inc.                100%
  Fast food             Sybra, Inc.                                100%
  Waste management      Waste Control Specialists LLC               50%

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

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    ------------------    ------------------

                                      1995      1996       1995       1996
                                      ----      ----       ----       ----

                                                  (IN MILLIONS)
Net sales:
  Chemicals                         $283.4     $263.2    $534.3     $503.6
  Refined sugar                      132.6      108.5     243.8      235.6
  Building products                   49.4       48.1     108.0       94.6
  Hardware products                   19.3       21.7      39.4       42.9
  Fast food                           28.8       29.3      55.6       56.9
                                    ------     ------    ------     ------


                                    $513.5     $470.8    $981.1     $933.6
                                    ======     ======    ======     ======

Operating income:
  Chemicals                          $52.1     $ 30.8    $ 89.0     $ 67.4
  Refined sugar                        6.3        3.9      12.7       12.6
  Building products                    8.3        5.6      18.6      (16.9)
  Hardware products                    5.1        5.0      10.6        9.4
  Fast food                            1.8        2.4       2.9        4.0
                                    ------     ------    ------     ------

                                      73.6       47.7     133.8       76.5
Equity in losses of Waste Control      -         (1.3)      -         (2.4)
General corporate items:
  Securities earnings                  3.3        2.3       7.1        4.8
  General expenses, net              (10.2)      (2.6)    (17.5)      (9.2)
  Interest expense                   (32.4)     (28.8)    (65.2)     (59.0)
                                    ------     ------    ------     ------




    Income before income taxes      $ 34.3     $ 17.3    $ 58.2     $ 10.7
                                    ======     ======    ======     ======




    As previously reported, Medite recorded a pre-tax restructuring charge of $24 million in the first quarter of 1996 based upon the estimated costs of permanently closing its New Mexico medium density fiberboard (`MDF'') plant. Approximately $15 million of such charge represents non-cash costs, most of which relate to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represents workforce, environmental and other estimated cash costs associated with closure of this facility, of which $1.6 million had been paid at June 30, 1996. On August 1, 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash, which approximates the previously estimated net realizable value. Dismantlement and removal could take up to a year for the buyer to complete. Medite retains responsibility for any necessary site cleanup and remediation.

                                           SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------

                                       DEPRECIATION,
                                       DEPLETION AND         CAPITAL
                                       AMORTIZATION        EXPENDITURES
                                     ----------------    -----------------

                                       1995     1996      1995       1996
                                       ----     ----      ----       ----

                                                (IN MILLIONS)
Chemicals                           $29.7     $30.6     $26.2      $31.3
Refined sugar                         5.2       5.6      14.7        7.2
Building products                     6.0       5.7       5.1        8.6
Fast food and other                   4.2       4.7       8.2        3.9
                                    -----     -----     -----      -----


                                    $45.1     $46.6     $54.2      $51.0
                                    =====     =====     =====      =====


NOTE 4 -MARKETABLE SECURITIES:

                                                    DECEMBER 31,  JUNE 30,
                                                        1995        1996
                                                    ------------ ----------

                                                         (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  Dresser Industries, Inc. common stock              $130,366     $136,204
  Other common stocks                                  13,890       15,715
                                                     --------     --------


                                                     $144,256     $151,919
                                                     ========     ========


    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $29.50 at June 30, 1996, or an aggregate market value of approximately $161 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At June 30, 1996, the aggregate cost of other available-for-sale securities was approximately $16 million.

NOTE 5 -INVENTORIES:

                                                  DECEMBER 31,    JUNE 30,
                                                      1995          1996
                                                  ------------   ----------

                                                        (IN THOUSANDS)
Raw materials:
  Chemicals                                         $ 35,075      $ 34,680
  Sugarbeets                                          47,420          -
  Other                                               15,710        11,817
                                                    --------      --------

                                                      98,205        46,497
                                                    --------      --------


In process products:
  Chemicals                                            9,132         8,439
  Refined sugar and by-products                       57,967        17,778
  Other                                                6,507         7,472
                                                    --------      --------

                                                      73,606        33,689
                                                    --------      --------


Finished products:
  Chemicals                                          173,195       154,644
  Refined sugar and by-products                       90,492        60,345
  Other                                                9,052         6,815
                                                    --------      --------

                                                     272,739       221,804
                                                    --------      --------


Supplies                                              73,754        71,652
                                                    --------      --------


                                                    $518,304      $373,642
                                                    ========      ========


NOTE 6 - OTHER NONCURRENT ASSETS:

                                                  DECEMBER 31,    JUNE 30,
                                                      1995          1996
                                                  ------------   ----------

                                                        (IN THOUSANDS)
Joint ventures:
  TiO2 manufacturing joint venture                  $183,129       $181,772
  Waste Control Specialists LLC                        4,625         12,207
  Other                                                2,764          2,610
                                                    --------       --------


                                                    $190,518       $196,589
                                                    ========       ========

Natural resource properties:
  Timber and timberlands                            $ 53,099       $ 54,187
  Mining properties                                   42,675         37,543
                                                    --------       --------


                                                    $ 95,774       $ 91,730
                                                    ========       ========

Franchise fees and other intangible assets          $ 24,786       $ 21,807
Deferred financing costs                              19,537         17,431
Other                                                 12,761         12,705
                                                    --------       --------


                                                    $ 57,084       $ 51,943
                                                    ========       ========


NOTE 7 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                  DECEMBER 31,    JUNE 30,
                                                      1995          1996
                                                  ------------   ----------

                                                        (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                               $ 83,027      $ 18,530
  Other                                              153,946        95,519
                                                    --------      --------


                                                    $236,973      $114,049
                                                    ========      ========

Accrued liabilities:
  Employee benefits                                 $ 63,067      $ 46,753
  Sugar processing costs                              21,569        12,858
  LIFO inventory replacement reserve                    -            8,702
  Environmental costs                                  6,109         6,144
  Plant closure costs                                   -            4,613
  Interest                                            13,208        13,422
  Miscellaneous taxes                                  4,275         5,288
  Other                                               47,918        54,641
                                                    --------      --------


                                                    $156,146      $152,421
                                                    ========      ========


NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                  DECEMBER 31,    JUNE 30,
                                                      1995          1996
                                                  ------------   ----------

                                                        (IN THOUSANDS)
Employee benefits                                  $16,626        $15,936
Insurance claims and expenses                       15,354         14,590
Deferred technology fee income                       8,456          3,041
Other                                                4,329          3,870
                                                   -------        -------


                                                   $44,765        $37,437
                                                   =======        =======


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                  DECEMBER 31,    JUNE 30,
                                                      1995          1996
                                                  ------------   ----------

                                                        (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                 $   64,685    $   62,663
    Bank credit agreements                             42,000        29,398
                                                   ----------    ----------

                                                      106,685        92,061
  Kronos - non-U.S. bank credit agreements
   (DM 56,000 and DM 40,000)                           39,247        26,268
  Valhi - bank revolver                                  -           17,000
                                                   ----------    ----------


                                                   $  145,932    $  135,329
                                                   ==========    ==========

Long-term debt:
  Valhi - LYONs                                    $  130,366    $  136,204
  Valcor Senior Notes                                  99,000        98,910
  Amalgamated bank term loan                           24,000        24,000
  NL Industries:
    Senior Secured Notes                              250,000       250,000
    Senior Secured Discount Notes                     132,034       140,616
    Deutsche mark bank credit facility
     (DM 397,609 and DM 490,609)                      276,895       322,134
    Joint venture term loan                            73,286        65,572
    Rheox bank term loan                               37,263        25,909
    Other                                              14,225        12,177
                                                   ----------    ----------




                                                      783,703       816,408
                                                   ----------    ----------

  Medite:
    Bank term loans                                    73,770        72,128
    Bank working capital facilities                    10,830        10,357
    Other                                               4,117         4,004
                                                   ----------    ----------

                                                       88,717        86,489
                                                   ----------    ----------

  Other:
    Sybra bank credit agreements                       16,770        14,860
    Sybra capital leases                                5,382         4,963
    Other                                                  98            75
                                                   ----------    ----------

                                                       22,250        19,898
                                                   ----------    ----------


                                                    1,148,036     1,181,909
  Less current maturities                              63,752       103,242
                                                   ----------    ----------


                                                   $1,084,284    $1,078,667
                                                   ==========    ==========


    Valcor Senior Notes are stated net of approximately $1 million principal amount held by Valhi.

NOTE 10 -   OTHER INCOME:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------

                                                         1995         1996
                                                         ----         ----

                                                          (IN THOUSANDS)
Securities earnings:
  Interest and dividends                              $ 5,900     $ 4,659
  Securities transactions                               1,215         122
                                                      -------     -------

                                                        7,115       4,781
Technology fee income                                   5,305       5,674
Pension curtailment gain                                 -          4,791
Litigation settlement gain                               -          2,756
Currency transactions, net                             (1,555)      3,754
Other, net                                              3,813       4,473
                                                      -------     -------


                                                      $14,678     $26,229
                                                      =======     =======


     The 1996 pension curtailment gain resulted from NL's reduction of certain U.S. employee pension benefits, and the litigation settlement gain relates to the settlement of certain litigation in which NL was a plaintiff.

NOTE 11 - PROVISION FOR INCOME TAXES:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------

                                                         1995         1996
                                                         ----         ----

                                                           (IN MILLIONS)
Expected tax expense                                   $20.4        $ 3.7
Non-U.S. tax rates                                      (5.1)        (2.2)
Incremental tax and rate differences on equity in
 earnings of non-tax group companies                    14.4          1.8
Change in NL's deferred income tax
 valuation allowance                                    (2.5)        (1.1)
Other, net                                                .7           .8
                                                       -----        -----


                                                       $27.9        $ 3.0
                                                       =====        =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Net income was $8.8 million, or $.08 per share, for the second quarter of 1996 compared to $17.4 million, or $.15 per share, in the second quarter of 1995. Net income was $3.1 million, or $.03 per share, in the first half of 1996, which included a $15 million first quarter after-tax charge ($.13 per share) related to closure of Medite's New Mexico MDF operations, as discussed below. Net income was $29.8 million, or $.26 per share, in the first half of 1995. Based on the continuing decline in TiO2 selling prices during the second quarter of 1996 and the current TiO2 industry pricing outlook, the Company expects consolidated earnings for the third and fourth quarters of 1996 will be significantly lower than the second quarter.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this `Management's Discussion and Analysis of Financial Condition and Results of Operations,''are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation.

CHEMICALS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales:
  Kronos                                           $249.3    $228.3      - 8%       $466.7    $434.6       - 7%
  Rheox                                              34.1      34.9      + 2%         67.6      69.0       + 2%
                                                   ------    ------                 ------    ------


                                                   $283.4    $263.2      - 7%       $534.3    $503.6       - 6%
                                                   ======    ======                 ======    ======

Operating income:
  Kronos                                           $ 42.1    $ 20.6      -51%       $ 69.9    $ 45.1       -35%
  Rheox                                              10.0      10.2      + 2%         19.1      22.3       +16%
                                                   ------    ------                 ------    ------


                                                   $ 52.1    $ 30.8      -41%       $ 89.0    $ 67.4       -24%
                                                   ======    ======                 ======    ======



     Kronos' operating income in 1996 declined due to lower average TiO2 selling prices and lower production volumes. Kronos' average TiO2 selling prices for the second quarter of 1996 were 7% lower than the second quarter of 1995 and 6% lower than the first quarter of this year. Selling prices at the end of the second quarter of 1996 were 2% lower than the average for the quarter. While Kronos' sales volume for the second quarter of 1996 increased 4% compared to the second quarter of 1995 due to improved U.S. sales, volumes in the first six months of the year were 4% lower than the first half of last year.

    Rheox's operating results improved due primarily to higher sales volumes, and included a $2.7 million first quarter gain in 1996 related to the reduction of certain U.S. employee pension benefits.

    A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales in the first half of 1996 by approximately $4 million compared to 1995.

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

REFINED SUGAR

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales:
  Refined sugar                                    $123.5    $104.6       -15%     $219.2     $216.3       - 1%
  By-products and other                               9.1       3.9                  24.6       19.3
                                                   ------    ------                ------     ------


                                                   $132.6    $108.5       -18%     $243.8     $235.6       - 3%
                                                   ======    ======                ======     ======

Operating income:
  FIFO basis                                       $  5.3    $  6.9       +30%     $ 10.3     $ 17.3       +68%
  LIFO adjustment                                     1.0      (3.0)                  2.4       (4.7)
                                                   ------    ------                ------     ------


    LIFO (reporting) basis                         $  6.3    $  3.9       -38%     $ 12.7     $ 12.6       - 0%
                                                   ======    ======                ======     ======


     Average sugar selling prices for the second quarter of 1996 were up 5% compared to the 1995 second quarter and were up 3% for the 1996 six-month period. The generally smaller industry-wide production levels are expected to continue to result in stabilized/improved refined sugar selling prices for the remainder of the current crop year, which ends September 30. Sales volumes were down 4% year-to-date, reflecting a smaller crop, and second quarter 1996 volume was down 19% from last year, also reflecting the relative timing of sales within the crop year. Sugar sales volumes during the last half of 1996 are expected to be below last year's record levels.

     Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price paid for sugarbeets is, under the terms of contracts with the sugarbeet growers, a function of the average net selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues and serve as a partial hedge against changing prices. An increased extraction rate, in part due to recently-completed productivity improvement capital projects, along with a higher sugar content of the beets has resulted in a lower beet cost per hundredweight of sugar produced and improved FIFO-based earnings. However, related LIFO adjustments can significantly affect operating income and margin comparisons relative to FIFO basis comparisons.

     Contracted acreage for the crop planted in the spring of 1996 was about 5% lower than last year however, based on preliminary estimates, production from the crop to be harvested this fall is currently expected to approximate that of the prior crop.

     Amalgamated's collective bargaining agreement with the American Federation of Grain Millers International expired July 31, 1996, but has been extended while negotiations with the union continue.





BUILDING PRODUCTS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales:
  Medium density fiberboard                        $37.5      $34.7      - 7%       $ 83.0    $ 71.6      -14%
  Traditional timber products                       12.2       13.8      +14%         25.8      23.6      - 8%
  Eliminations                                       (.3)       (.4)                   (.8)      (.6)
                                                   -----      -----                 ------    ------


                                                   $49.4      $48.1      - 3%       $108.0    $ 94.6      -12%
                                                   =====      =====                 ======    ======

Operating income:
  Medium density fiberboard:
    Before restructuring charge                    $ 7.2      $ 4.1                 $ 16.8    $  5.6
    Plant closure cost                               -         -                       -       (24.0)
                                                   -----     -----                  ------    ------

                                                     7.2        4.1                   16.8     (18.4)
  Traditional timber products                        1.1        1.5                    1.8       1.5
                                                   -----      -----                 ------    ------


                                                   $ 8.3      $ 5.6                 $ 18.6    $(16.9)
                                                   =====      =====                 ======    ======


     MDF sales and operating income (excluding the first quarter 1996 plant closure charge) declined in the first six months of 1996 compared to 1995 as a 9% increase in year-to-date MDF sales volume was more than offset by an 18% reduction in average selling prices. MDF prices generally peaked in the second quarter of 1995 and thereafter declined. Second quarter 1996 average prices approximated first quarter 1996 levels. Increases in European industry capacity and slower economic growth in North America and Europe contributed to the lower MDF prices. These factors, along with additional North American capacity additions expected during the last half of 1996, are currently expected to continue MDF price pressure. MDF earnings in 1996 were favorably impacted by lower raw material costs, due in part from improved raw material conversion rates in the U.S. and lower resin costs in Ireland. Fluctuations in foreign exchange rates, principally a weakening of the U.K. Pound Sterling, along with a lower mix of higher-margin specialty MDF products diluted 1996 operating margins. The closed New Mexico operations accounted for approximately $5.2 million of second quarter 1996 sales compared to $7.4 million in the 1995 quarter, with related operating losses of $.5 million and $1.3 million, respectively.

     As previously reported, Medite recorded a $24 million pre-tax charge ($15 million net of income tax benefits) related to closure of its New Mexico MDF plant. See Note 3 to the Consolidated Financial Statements.

     Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Traditional timber products results in 1996 were impacted by higher volumes of logs sold and higher selling prices for lumber, offset by lower prices for veneer and chips.

HARDWARE PRODUCTS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales                                           $19.3     $21.7      +13%        $39.4     $42.9      + 9%
Operating income                                      5.1       5.0      - 1%         10.6       9.4      -11%

    Sales increased primarily from higher volumes in the Company's officeworkstation components and drawer slide lines. Changes in product mix diluted margins, particularly early in the year, as lower-margin operations acquired in August 1995 were being integrated.

FAST FOOD

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales                                           $28.8     $29.3      + 2%       $55.6      $56.9       + 2%
Operating income                                      1.8       2.4      +32%         2.9        4.0       +37%

     Comparable store sales increased 3% in both the second quarter and year-to-date periods. Operating income and margins also improved due to successful promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and the closure of certain under-performing stores.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 30% of sales. Congress has passed a bill which provides for a two-step, 90-cent increase in the minimum wage rate starting October 1, 1996. President Clinton is expected to sign the bill. Such increase in the minimum wage rate will increase Sybra's labor costs. In addition, Sybra believes agricultural market factors may result in higher beef costs in the relatively near future. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra or its competitors will be able to increase sales prices to offset future increases in these costs.

    Sybra operated 153 restaurants at June 30, 1996, closed three underperforming stores thus far in the third quarter and may close three to five more underperforming stores by the end of the year.

WASTE MANAGEMENT

     Construction of Waste Control Specialists' (`WCS'') facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes continues. WCS reported a loss of $2.4 million in the first six months of 1996 and expects to continue to report losses during the development stage. The facility is planned to be ready to accept wastes governed by The Resource Conservation and Recovery Act (`RCRA'') and the Toxic Substances Control Act (`TSCA'') in 1997.

OTHER

     Interest expense. Interest expense declined due primarily to lower average variable interest rates. At June 30, 1996, approximately $674 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on $643 million of outstanding variable rate borrowings at June 30, 1996 was 5.8%, down from 6.4% at December 31, 1995 and 7.4% at year-end 1994.

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

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in the first six months of 1996 declined $38 million from the same period in 1995, generally reflecting the decline in earnings. Changes in assets and liabilities include the impact of significant fluctuations related to Amalgamated's seasonal purchase and processing of sugarbeets, as discussed below.

     Cash flows from investing and financing activities. Capital expenditures for all of 1996 are estimated to approximate $93 million, down from $115 million in 1995 in large part due to completion of certain productivity projects at Amalgamated during 1995.

     During the first half of 1996, Valhi purchased an additional $12 million of NL common stock, Rheox acquired the minority interest in its non-U.S. subsidiaries for $5 million and, as scheduled, Valhi contributed $10 million to Waste Control Specialists.

     Net borrowings in 1996 include borrowings of DM 95 million ($64 million when borrowed) under NL's long-term DM bank credit facility used primarily to fund NL's operations, and $17 million of net borrowings under Valhi short-term credit facilities primarily to fund purchases of NL common stock and scheduled capital contributions to Waste Control Specialists.

     Credit facilities. At June 30, 1996, unused revolving credit facilities aggregated $230 million, including $126 million attributable to NL. Of such NL amount, $82 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. Valhi has not guaranteed any subsidiary indebtedness.

     NL Industries. The TiO2 industry is cyclical, and changes in economic conditions within the TiO2 industry can significantly impact NL's earnings and operating cash flows. Although TiO2 selling prices are significantly above the 1993 trough, prices began to decline during the last half of 1995. Relative changes in NL's working capital (excluding the effect of foreign currency translation) used $49 million of cash in the first six months of 1996 compared to using $46 million in the first six months of 1995.

     Certain of NL's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has reached an agreement in principle with the German tax authorities regarding examinations which will resolve certain significant tax contingencies for years through 1990. NL expects to finalize assessments and pay tax deficiencies during 1996 of approximately DM 50 million ($33 million at June 30, 1996), including interest, in settlement of these issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($114 million at June 30, 1996) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts, or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for the pending lead pigment and paint litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations are, from time to time, enacted or proposed at the state, local and federal levels seeking to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may also review opportunities for acquisitions or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

     Amalgamated. Cash requirements are seasonal in that a major portion of the total payments for sugarbeets is made, and the cost of processing the sugarbeets is incurred, in the fall and winter of each year. Accordingly, Amalgamated's operating activities typically use significant amounts of cash in the first and fourth calendar quarters and provide significant cash flow in the second and third quarters of each year. These seasonal cash requirements are financed with short-term borrowings under the government sugar price support loan program and bank credit agreements. During the second quarter, Amalgamated obtained a one-year extension of its bank revolver, to September 1998.

     Waste Control Specialists. Estimated capital expenditures to complete WCS projects in process, substantially all of which relate to the construction of the new facility in West Texas, are approximately $13 million and are expected to be incurred principally in 1996. Such capital expenditures, along with its expected development stage operating losses, will be funded primarily from Valhi's $25 million of capital contributions ($15 million funded through June 30, 1996). WCS does not expect to begin to generate revenues from its existing RCRA and TSCA permits until 1997.

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

     Valhi's remaining $10 million commitment to invest in Waste Control Specialists ($5 million in 1996 and $5 million in early 1997) will be provided primarily by cash on hand or available credit facilities. At June 30, 1996, Valhi has two bank credit facilities aggregating $65 million, of which $48 million was available for borrowing. Of such available amount, $8 million can only be used to purchase shares of NL common stock.

     In May 1996, Valhi entered into a nonbinding Letter of Intent with Snake River Sugar Company regarding the possible sale/disposition of control of Amalgamated's sugar business on a tax deferred basis. Snake River is an agricultural co-op, formed by sugarbeet growers in Amalgamated's area of operation, to effect the proposed transaction. The Letter of Intent, as supplemented, includes basic terms of alternative forms of a transaction and is subject to significant conditions including, among other things, negotiation and completion of a definitive agreement and Snake River raising funds necessary to complete a transaction. There can be no assurance that any transaction will be consummated. The net cash proceeds to Valhi of approximately $250 million from the proposed transaction, if completed, would be available for Valhi's general corporate purposes.

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

     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1995 Annual Report and prior 1996 quarterly periodic reports for descriptions of certain legal proceedings.

     Alan Russell Kahn v. Tremont Corporation, et al. In June 1996, the plaintiff filed an appeal.

     In May 1996, the defendants in the previously-reported case American Federation of Grain Millers International, et al. v. Valhi, Inc., et al. made a motion for partial summary judgment to dismiss one of the claims. Hearings on the motion are set for September 1996.

    In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The compliant seeks, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. The Company does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     The City of New York, et al. v. Lead Industries Association, Inc. et al. (No. 89-4617). In June 1996, the appeals court reversed the trial court's dismissal of plaintiffs' restitution and indemnification claims. The time in which defendants may request permission to appeal has not yet expired.

     Wright, et al. v. Lead Industries Association, Inc., et al. (Nos. 94-363042 and 94-363043). In June 1996, the trial court granted defendants' motions for summary judgment and dismissed NL and certain other defendants from the cases. The time in which plaintiffs may appeal has not yet expired.

     Jefferson v. Lead Industries Association, Inc., et al. (No. 95-2835). In June 1996, the trial court granted defendants' motions to dismiss the complaints and entered judgment in favor of all defendants. Plaintiffs have filed a notice of appeal and the appeal is pending.

     German, et al. v. Federal Home Loan Mortgage Corp., et al. (No 93 Civ.
6491). In May 1996, NL and the other former manufacturers of lead pigments filed motions to dismiss the intervenors' complaint. The motions are pending.

     Pedricktown, New Jersey smelter site. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial design aspects of the selected remedy.

     Granite City, Illinois smelter site. In June 1996, the City of Granite City brought a motion for a preliminary injunction against the U.S. EPA seeking to enjoin certain aspects of the cleanup after the U.S. EPA recommenced the cleanup of residential yard soils. NL and the other PRPs joined in the City's motion. The court has not yet ruled on the motion.

     Flack v. NL Industries, Inc., et al. (Nos. 1842-80 and 3131-92). In June 1996, the previously-reported appeals of NL and the State of New York were both denied.

     In re: Monangalia Mass II (Nos. 93-C-362, et al.). NL has been served with asserted claims on behalf of approximately 2,800 plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Valhi's 1996 Annual Meeting of Stockholders was held on May 10, 1996.
Norman S. Edelcup, Kenneth R. Ferris, Glenn R. Simmons, Harold C. Simmons and J. Walter Tucker, Jr. were elected as directors, each receiving votes `For'' their election of approximately 98% of the 114.1 million common shares eligible to vote at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 - NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A




               (File No. 1-640) for the annual shareholders meeting held May 8, 1996.

        10.1 - 1989 Long Term Performance Incentive Plan of NL Industries, Inc.
               - incorporated by reference to Exhibit B of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual shareholders meeting held May 8, 1996.

        27.1 - Financial Data Schedule for the six-month period ended June 30, 1996.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1996 and the month of July 1996:

        April 23, 1996 - Reported Items 5 and 7.
        May 10, 1996   - Reported Items 5 and 7.
        June 5, 1996   - Reported Items 5 and 7.
        July 25, 1996  - Reported Items 5 and 7.






                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.
                                  ---------------------------------

                                          (Registrant)



Date   August 2, 1996             By /s/ William C. Timm
     ------------------              ------------------------------

                                     William C. Timm
                                     Vice President - Finance and
                                     Treasurer
                                     (Chief Financial Officer)



Date   August 2, 1996             By /s/ J. Thomas Montgomery, Jr.
     ------------------              -----------------------------

                                     J. Thomas Montgomery, Jr.
                                     Vice President and Controller
                                     (Chief Accounting Officer)