Form 10-Q
period 1996-09-30
VALHI INC /DE/
filed 1996-11-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 1-5467





                                  VALHI, INC.

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             87-0110150

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697

            (Address of principal executive offices)     (Zip Code)






REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (972) 233-1700





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



                       YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1996: 114,110,414.




                  VALHI, INC. AND SUBSIDIARIES

                              INDEX





                                                                  PAGE
                                                                 NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements.

         Consolidated Balance Sheets - December 31, 1995
          and September 30, 1996                                   3-4

         Consolidated Statements of Operations - Three months
          and nine months ended September 30, 1995 and 1996         5

         Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1996                      6

         Consolidated Statements of Cash Flows - Nine
          months ended September 30, 1995 and 1996                 7-8

         Notes to Consolidated Financial Statements                9-17

  Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                    18-26

PART II. OTHER INFORMATION

  Item 1.Legal Proceedings.                                       26-27




  Item 6.Exhibits and Reports on Form 8-K.                         28


                  VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS)

              ASSETS                               DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

Current assets:
  Cash and cash equivalents                         $  170,908   $  160,613
  Accounts and notes receivable                        223,962      238,120
  Refundable income taxes                                4,978        2,731
  Receivable from affiliates                             3,529        3,294
  Inventories                                          518,304      318,257
  Prepaid expenses                                       7,249       11,191
  Deferred income taxes                                  2,636        5,655


      Total current assets                             931,566      739,861


Other assets:
  Marketable securities                                144,256      155,575
  Investment in joint ventures                         190,518      191,961
  Natural resource properties                           95,774       90,252
  Prepaid pension cost                                  24,767       26,138
  Goodwill                                             252,773      258,776
  Deferred income taxes                                    788         -
  Other                                                 57,084       48,775


      Total other assets                               765,960      771,477


Property and equipment:
  Land                                                  43,313       42,465
  Buildings                                            212,729      209,313
  Equipment                                            913,763      907,446
  Construction in progress                              20,709       47,053




                                                     1,190,514    1,206,277
  Less accumulated depreciation                        315,827      348,725


      Net property and equipment                       874,687      857,552


                                                    $2,572,213   $2,368,890


                  VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY            DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

Current liabilities:
  Notes payable                                     $  145,932   $   86,248
  Current long-term debt                                63,752      118,965
  Accounts payable                                     236,973      146,708
  Accrued liabilities                                  156,146      166,482
  Payable to affiliates                                 10,188        9,325
  Income taxes                                          44,849       39,967
  Deferred income taxes                                  4,496        2,837


      Total current liabilities                        662,336      570,532


Noncurrent liabilities:
  Long-term debt                                     1,084,284    1,038,682
  Accrued pension cost                                  70,040       58,264
  Accrued OPEB cost                                     78,410       76,836
  Accrued environmental costs                          115,577      113,031
  Deferred income taxes                                239,444      215,297
  Other                                                 44,765       34,921


      Total noncurrent liabilities                   1,632,520    1,537,031


Minority interest                                        3,066          257


Stockholders' equity:
  Common stock                                           1,246        1,248
  Additional paid-in capital                            34,604       35,258
  Retained earnings                                    263,777      244,636




  Adjustments:
    Currency translation                                (7,430)      (8,690)
    Marketable securities                               55,629       62,521
    Pension liabilities                                 (2,881)      (2,881)
  Treasury stock                                       (70,654)     (71,022)


      Total stockholders' equity                       274,291      261,070


                                                    $2,572,213   $2,368,890




[FN]
Commitments and contingencies (Note 1)


                  VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                     1995*      1996       1995*       1996

Revenues and other income:
  Net sales                        $448,192    $416,429 $1,321,342  $1,255,386
  Other, net                          9,518       7,180     22,869      33,092

                                    457,710     423,609  1,344,211   1,288,478

Costs and expenses:
  Cost of sales                     323,968     327,356    949,449     955,686
  Selling, general and
   administrative                    81,777      75,943    237,866     223,173
  Interest                           28,688      26,373     89,838      81,541

                                    434,433     429,672  1,277,153   1,260,400


                                     23,277      (6,063)    67,058      28,078

Equity in Waste Control Specialists    -         (1,628)      -         (4,046)


    Income (loss) before taxes       23,277      (7,691)    67,058      24,032

Provision for income taxes
 (benefit)                           11,207      (3,020)    33,925       8,287
Minority interest                      (140)      2,299        346       6,919


    Income (loss) from continuing
     operations                      12,210      (6,970)    32,787       8,826




Discontinued operations               1,518       2,060     10,713     (10,674)


      Net income (loss)            $ 13,728    $ (4,910)$   43,500  $   (1,848)



Income (loss) per common share:
  Continuing operations                $.11      $(.06)       $.29       $ .08
  Discontinued operations               .01         .02        .09       (.09)


      Net income (loss)                $.12      $(.04)       $.38      $(.01)



Cash dividends per share               $.03       $ .05       $.09       $ .15



Weighted average common shares
 outstanding                                    114,641                114,616

                                    114,438                114,407



*Reclassified for discontinued operations.
                               VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           NINE MONTHS ENDED SEPTEMBER 30, 1996

                                      (IN THOUSANDS)

                                            ADDITIONAL
                                    COMMON    PAID-IN   RETAINED
                                    STOCK     CAPITAL   EARNINGS

Balance at December 31, 1995       $1,246    $34,604    $263,777

Net loss                             -          -         (1,848)
Dividends                            -          -        (17,293)
Adjustments, net                     -          -           -
Other, net                              2        654        -


Balance at September 30, 1996      $1,248    $35,258    $244,636



                                                ADJUSTMENTS                           TOTAL

                                    CURRENCY    MARKETABLE   PENSION    TREASURY  STOCKHOLDERS'
                                   TRANSLATION  SECURITIES LIABILITIES    STOCK       EQUITY

Balance at December 31, 1995         $(7,430)     $55,629     $(2,881)  $(70,654)  $274,291

Net loss                                -            -            -         -        (1,848)
Dividends                               -            -            -         -       (17,293)
Adjustments, net                      (1,260)       6,892         -         -         5,632
Other, net                              -            -            -         (368)       288


Balance at September 30, 1996        $(8,690)     $62,521     $(2,881)  $(71,022)  $261,070



                  VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                         (IN THOUSANDS)

                                                         1995         1996

Cash flows from operating activities:
  Net income (loss)                                   $  43,500     $ (1,848)
  Depreciation, depletion and amortization               65,922       67,974
  Plant closure charge - noncash portion                   -          15,200
  Noncash interest expense                               23,224       25,111
  Deferred income taxes                                  28,401      (21,712)
  Minority interest                                         346        6,919
  Other, net                                            (10,285)      (6,998)

                                                        151,108       84,646
  Change in assets and liabilities:
    Accounts and notes receivable                       (55,574)     (19,931)
    Inventories                                         184,461      189,612
    Accounts payable/accrued liabilities:
      Sugarbeet purchases                              (108,117)     (46,495)
      Other, net                                          8,557      (29,073)
    Income taxes                                        (18,749)      (1,194)
    Other, net                                           (8,406)     (17,254)
    Trading securities:
      Sale proceeds                                      51,283         -
      Purchases                                            (762)        -


        Net cash provided by operating activities       203,801      160,311


Cash flows from investing activities:
  Capital expenditures                                  (83,147)     (81,616)
  Purchases of minority interest                        (13,168)     (17,973)
  Investment in Waste Control Specialists                  -         (10,000)
  Purchase of business unit                              (5,982)        -
  Proceeds from disposition of property and equipment       208        8,967




  Loans to affiliates:
    Loans                                               (51,800)      (7,600)
    Collections                                          33,300       10,600
  Other, net                                                581        4,428


        Net cash used by investing activities          (120,008)     (93,194)

                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                         (IN THOUSANDS)

                                                         1995         1996

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                         $ 555,968   $538,955
    Principal payments                                  (636,391)  (590,234)
  Valhi dividends paid                                   (10,354)   (17,293)
  Distributions to minority interest                         (14)    (7,416)
  Government grants and other, net                         3,943        916


      Net cash used by financing activities              (86,848)   (75,072)


Net decrease                                              (3,055)    (7,955)
Currency translation                                       3,645     (2,340)
Cash and equivalents at beginning of period              170,747    170,908


Cash and equivalents at end of period                  $ 171,337   $160,613




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                 $  60,056   $ 54,760
  Income taxes                                            35,908     26,871

                          VALHI, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1995 and 1996 have been prepared by the Company, without audit.
In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, and prior period statements of operations have been reclassified to present the results of operations of Medite Corporation as discontinued operations. See Note 12. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report"). Commitments and contingencies are discussed in Note 12, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1995 Annual Report.




    The Company's 55%-owned chemicals subsidiary, NL Industries, Inc., separately reported a stockholders' deficit of approximately $199 million at September 30, 1996 and, accordingly, no minority interest in NL is reported in the Company's consolidated balance sheet. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes.

    Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock.

NOTE 2 -EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material.


NOTE 3 -BUSINESS SEGMENT INFORMATION-CONTINUING OPERATIONS:

    OPERATIONS                 PRINCIPAL ENTITIES                % OWNED


  Chemicals             NL Industries, Inc.                         55%
  Refined sugar         The Amalgamated Sugar Company              100%
  Component products    CompX International Inc.                   100%
  Fast food             Sybra, Inc.                                100%
  Waste management      Waste Control Specialists LLC               50%





     NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's component products and fast food subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. Each of NL (NYSE: NL) and Valcor are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                      1995      1996       1995       1996

                                                  (IN MILLIONS)
Net sales:
  Chemicals                         $255.4     $248.5    $  789.7  $  752.1
  Refined sugar                      144.0      117.1       387.8     352.7
  Component products                  19.4       21.8        58.8      64.7
  Fast food                           29.5       29.0        85.1      85.9


                                    $448.3     $416.4    $1,321.4  $1,255.4



Operating income:
  Chemicals                         $ 45.2     $ 14.1    $  134.2  $   81.5
  Refined sugar                        6.0        1.8        18.7      14.4
  Component products                   4.5        5.4        15.1      14.8
  Fast food                            2.0        2.0         4.9       6.0

                                      57.7       23.3       172.9     116.7
Equity in losses of Waste Control      -         (1.6)        -        (4.0)
General corporate items:
  Securities earnings                  2.9        2.4        10.1       7.2
  General expenses, net               (8.7)      (5.4)      (26.2)    (14.4)
  Interest expense                   (28.7)     (26.4)      (89.8)    (81.5)


    Income (loss) before taxes      $ 23.2     $ (7.7)   $   67.0  $   24.0




                                           NINE MONTHS ENDED SEPTEMBER 30,

                                          DEPRECIATION,
                                          DEPLETION AND        CAPITAL
                                          AMORTIZATION       EXPENDITURES

                                         1995      1996      1995      1996

                                                   (IN MILLIONS)
Chemicals                              $45.0     $46.1     $42.5      $52.3
Refined sugar                            6.0       6.5      21.5       11.3
Building products                        8.5       8.4       7.8       12.5
Fast food and other                      6.4       7.0      11.3        5.5


                                       $65.9     $68.0     $83.1      $81.6



NOTE 4 -MARKETABLE SECURITIES:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  Dresser Industries, Inc. common stock            $130,366      $139,298
  Other common stocks                                13,890        16,277


                                                   $144,256      $155,575



    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $29.75 at September 30, 1996, or an aggregate market value of approximately $162 million (cost $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. At September 30, 1996, the aggregate cost of other available-for-sale securities was approximately $16 million.



NOTE 5 -INVENTORIES:

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996

                                                         (IN THOUSANDS)
Raw materials:
  Chemicals                                         $ 35,075     $ 34,548
  Sugarbeets                                          47,420        1,952
  Other                                               15,710       15,718

                                                      98,205       52,218


In process products:
  Chemicals                                            9,132        7,556
  Refined sugar and by-products                       57,967        7,197
  Other                                                6,507        5,776

                                                      73,606       20,529


Finished products:
  Chemicals                                          173,195      139,034
  Refined sugar and by-products                       90,492       20,647
  Other                                                9,052        7,877

                                                     272,739      167,558


Supplies                                              73,754       77,952


                                                    $518,304     $318,257



NOTE 6 - OTHER NONCURRENT ASSETS:

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996

                                                         (IN THOUSANDS)
Joint ventures:
  TiO2 manufacturing joint venture                  $183,129      $179,423
  Waste Control Specialists LLC                        4,625        10,579
  Other                                                2,764         1,959


                                                    $190,518      $191,961


Natural resource properties:
  Timber and timberlands                            $ 53,099      $ 53,748
  Mining properties                                   42,675        36,504


                                                    $ 95,774      $ 90,252



Franchise fees and other intangible assets          $ 24,786      $ 20,514
Deferred financing costs                              19,537        16,460
Other                                                 12,761        11,801


                                                    $ 57,084      $ 48,775



NOTE 7 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996

                                                         (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                               $ 83,027     $ 36,532
  Other                                              153,946      110,176


                                                    $236,973     $146,708



Accrued liabilities:
  Employee benefits                                 $ 63,067     $ 51,493
  Sugar processing costs                              21,569        2,934
  LIFO inventory replacement reserve                    -          21,217
  Environmental costs                                  6,109        6,161
  Plant closure costs                                   -           5,039
  Interest                                            13,208       20,243
  Miscellaneous taxes                                  4,275        6,166
  Other                                               47,918       53,229


                                                    $156,146     $166,482



NOTE 8 - OTHER NONCURRENT LIABILITIES:

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996

                                                         (IN THOUSANDS)
Employee benefits                                  $16,626        $16,048
Insurance claims and expenses                       15,354         14,733
Deferred technology fee income                       8,456            463
Other                                                4,329          3,677


                                                   $44,765        $34,921



NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996

                                                         (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                 $   64,685    $     -
    Bank credit agreements                             42,000        50,000

                                                      106,685        50,000
  Kronos - non-U.S. bank credit agreements
   (DM 56,000 and DM 40,000)                           39,247        26,248
  Valhi - bank revolver                                  -           10,000


                                                   $  145,932    $   86,248



Long-term debt:
  Valhi - LYONs                                    $  130,366    $  139,298
  Valcor Senior Notes                                  99,000        98,910
  Amalgamated bank term loan                           24,000        16,000
  NL Industries:
    Senior Secured Notes                              250,000       250,000
    Senior Secured Discount Notes                     132,034       145,064
    Deutsche mark bank credit facility
     (DM 397,609 and DM 490,609)                      276,895       321,938
    Joint venture term loan                            73,286        61,714
    Rheox bank term loan                               37,263        20,284
    Other                                              14,225        11,419

                                                      783,703       810,419

  Medite:




    Bank term loans:
      U.S.                                             59,000        51,000
      Ireland                                          14,770        11,488
    Bank working capital facilities:
      U.S.                                              4,000         2,000
      Ireland                                           6,830         9,267
    Other                                               4,117         3,950

                                                       88,717        77,705

  Other:
    Sybra bank credit agreements                       16,770        10,500
    Sybra capital leases                                5,382         4,752
    Other                                                  98            63

                                                       22,250        15,315


                                                    1,148,036     1,157,647
  Less current maturities                              63,752       118,965


                                                   $1,084,284    $1,038,682



    Valcor Senior Notes are stated net of approximately $1 million principal amount held by Valhi.

NOTE 10 -   OTHER INCOME:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,

                                                         1995         1996

                                                          (IN THOUSANDS)
Securities earnings:
  Interest and dividends                              $ 8,910     $ 7,075
  Securities transactions                               1,222         122

                                                       10,132       7,197
Technology fee income                                   7,990       8,280
Pension curtailment gain                                 -          4,791
Litigation settlement gain                               -          2,756
Currency transactions, net                               (865)      4,591
Other, net                                              5,612       5,477


                                                      $22,869     $33,092



     The 1996 pension curtailment gain resulted from NL's reduction of certain U.S. employee pension benefits, and the litigation settlement gain relates to the settlement of certain litigation in which NL was a plaintiff.

NOTE 11 - PROVISION FOR INCOME TAXES:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,

                                                         1995         1996

                                                           (IN MILLIONS)
Expected tax expense                                   $23.5        $ 8.4
Non-U.S. tax rates                                      (1.9)         (.3)
Incremental tax and rate differences on equity in
 earnings of non-tax group companies                    14.4         (1.3)
Change in NL's deferred income tax
 valuation allowance                                    (3.2)        (1.1)
Other, net                                               1.1          2.6


                                                       $33.9        $ 8.3




NOTE 12 -   DISCONTINUED OPERATIONS

     In September 1996, Medite Corporation, a wholly-owned subsidiary of Valcor, announced that it had signed three separate Letters of Intent involving the sale of substantially all of its assets for total cash consideration of approximately $230 million, subject to certain adjustments, plus the assumption of approximately $20 million of foreign debt. The first transaction, the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. Medite has executed a definitive agreement for the second transaction involving the sale of Medite's Irish subsidiary, and that transaction is expected to close by the end of November. The third transaction, involving the sale of Medite's Oregon medium density fiberboard ("MDF") and timber conversion facilities, is subject to completion of a definitive agreement, and Medite currently expects to close that transaction by the end of 1996. Accordingly, the accompanying financial statements present Medite's results of operations as discontinued operations for all periods presented.
Upon consummation of all three transactions, the Company expects to report an aggregate pre-tax gain on disposal of discontinued operations of approximately $100 million.

     Condensed statements of operations for Medite are presented below.

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                      1995      1996       1995       1996

                                                  (IN MILLIONS)
Net sales                           $46.2      $43.6     $154.2     $138.2

Operating income (loss)             $ 4.5      $ 5.0     $ 23.1     $(11.9)
Interest expense and other, net      (2.2)      (1.7)      (6.4)      (5.8)


    Income (loss) before income
     taxes                            2.3        3.3       16.7      (17.7)
Income tax benefit (expense)          (.8)      (1.3)      (6.0)       7.0


    Net income (loss)               $ 1.5      $ 2.0     $ 10.7     $(10.7)





     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN MILLIONS)
Current assets                                       $ 56.1       $ 52.2
Timber and timberlands                                 53.1         53.7
Property and equipment, net                            84.8         69.6
Other assets                                            6.4          6.4


                                                     $200.4       $181.9



Current liabilities                                  $ 33.9       $ 38.3
Long-term debt                                         77.2         66.2
Deferred income taxes                                  22.1         17.6
Loan from Valcor (*)                                    5.0          5.0
Other liabilities                                       2.9          6.1
Stockholder's equity (*)                               59.3         48.7


                                                     $200.4       $181.9





(*) Eliminated in consolidation.


    Medite's 1996 results include a first quarter pre-tax restructuring charge of $24 million based upon the estimated costs of permanently closing its New Mexico MDF plant. Approximately $15 million of such charge represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represented workforce, environmental and other estimated cash costs associated with closure of this facility, of which $2 million had been paid at September 30, 1996. On August 1, 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash, which approximated the previously-estimated net realizable value.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported a loss from continuing operations of $6.9 million, or $.06 per share, for the third quarter of 1996 compared to income of $12.2 million, or $.11 per share, in the third quarter of 1995. For the first nine months of 1996, income from continuing operations was $8.9 million, or $.08 per share, compared to $32.8 million, or $.29 per share, in the first nine months of 1995. NL expects average TiO2 prices in the fourth quarter to be below the third quarter average and, as a result, the Company currently expects to report a fourth quarter loss from continuing operations.

     Discontinued operations represent the results of operations of Medite Corporation, and in 1996 includes a $15 million first quarter after-tax charge related to the closure of Medite's New Mexico MDF operations. See Note 12.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this `Management's Discussion and Analysis of Financial Condition and Results of Operations,' are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation and completion of pending asset/business unit dispositions.

CHEMICALS

                                  THREE MONTHS           NINE MONTHS
                                      ENDED                 ENDED
                                  SEPTEMBER 30,    %     SEPTEMBER 30,   %

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales:
  Kronos                         $222.8  $215.1  - 3%   $689.5 $649.7  - 6%
  Rheox                            32.6    33.4  + 3%    100.2  102.4  + 2%


                                 $255.4  $248.5  - 3%   $789.7 $752.1  - 5%



Operating income:
  Kronos                          $35.8  $  4.7  -87%   $105.7 $ 49.8  -53%
  Rheox                             9.4     9.4  + 1%     28.5   31.7  +11%


                                 $ 45.2  $ 14.1  -69%   $134.2 $ 81.5  -39%




    Kronos' operating income in 1996 declined primarily due to lower average TiO2 selling prices. Kronos' average TiO2 selling prices for the third quarter of 1996 were 15% lower than the third quarter of 1995 and 6% lower than the second quarter of this year. Selling prices at the end of the third quarter of 1996 were 15% lower than at the end of 1995. While TiO2 prices declined, demand for TiO2 has grown. Kronos' third quarter sales volumes increased 17% compared with the third quarter of 1995, with improved volumes worldwide. Sales volumes for the first nine months of 1996 were 3% higher than the comparable period in 1995 primarily due to improved sales volumes in the U.S. Rheox's year-to-date 1996 results include a $2.7 million first quarter gain related to the reduction of certain U.S. employee pension benefits.

    A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales in the first nine months of 1996 by approximately $7 million compared to 1995.

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

REFINED SUGAR

                                  THREE MONTHS           NINE MONTHS
                                      ENDED                 ENDED
                                  SEPTEMBER 30,    %     SEPTEMBER 30,   %

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales:
  Refined sugar                  $139.2  $114.9 -17%    $358.4 $331.2  - 8%
  By-products and other             4.8     2.2           29.4   21.5


                                 $144.0  $117.1 -19%    $387.8 $352.7  - 9%



Operating income:
  FIFO basis                     $  5.4  $  6.9 +29%    $ 15.7 $ 24.2  +54%
  LIFO adjustment                    .6    (5.1)           3.0   (9.8)


    LIFO (reporting) basis       $  6.0  $  1.8 -71%    $ 18.7 $ 14.4  -23%



     Average sugar selling prices for the third quarter of 1996 were up 6% compared to the 1995 third quarter and were up 4% for the 1996 nine-month period. Sales volumes were down 22% in the third quarter and down 11% year-to-date due to a smaller crop. Sugar sales volumes during the fourth quarter of 1996 are expected to be below last year's record levels. By-product sales are lower in 1996 due primarily to the lower size of the crop and implementation of certain recently-completed productivity improvement capital projects which result in less by-product volumes generated from the refined sugar production process.

     Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price paid for sugarbeets is, under the terms of contracts with the sugarbeet growers, a function of the average net selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues and serve as a partial hedge against changing prices. An increased extraction rate, in part due to the productivity improvement capital projects, along with a higher sugar content of the beets has resulted in a lower beet cost per hundredweight of sugar produced, lower aggregate sugar processing costs and improved FIFO-based earnings in 1996 compared with 1995. However, the impact of related LIFO inventory adjustments can significantly affect operating income and margin comparisons relative to FIFO-basis comparisons.

     Harvesting and processing of the crop planted in the spring of 1996 is in process. Based on limited harvest results to date, sugar production from the new crop is expected to approximate that of the prior crop.

     In August 1996, Amalgamated signed a new four-year collective bargaining agreement with the American Federation of Grain Millers International. The new contract provides for, among other things, wage rate increases of 2% to 3% per year.




COMPONENT PRODUCTS

                                  THREE MONTHS           NINE MONTHS
                                      ENDED                 ENDED
                                  SEPTEMBER 30,    %     SEPTEMBER 30,   %

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales                        $19.4  $21.8   +12%   $58.8   $64.7   +10%
Operating income                   4.5    5.4   +17%    15.1    14.8   - 2%

    Sales increased primarily from higher volumes in the Company's office workstation components and drawer slide lines. Margins improved in the third quarter of 1996 over those of the first half of the year due in part to favorable changes in both product mix and currency exchange rates.

FAST FOOD

                                  THREE MONTHS           NINE MONTHS
                                      ENDED                 ENDED
                                  SEPTEMBER 30,    %     SEPTEMBER 30,   %

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales                        $29.5  $29.0    -2%   $85.1   $85.9   + 1%
Operating income                   2.0    2.0    +4%     4.9     6.0   +24%

     Comparable store sales, up slightly during the third quarter of 1996, increased 2% in the first nine months of 1996. Operating income and margins also improved due to successful promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and the closure of certain under-performing stores.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 will increase Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the wage rate increase. In addition, Sybra believes agricultural market factors may result in higher beef costs in the relatively near future. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

    Sybra operated 150 restaurants at September 30, 1996, and may close one or more additional under-performing stores by the end of the year. One store is under construction which is expected to open in the first quarter of 1997.

    The Company is considering various strategic alternatives with respect to this increasingly competitive business, including possible disposition of one or more regions. No assurance can be given that any such transactions will be consummated.

WASTE MANAGEMENT

     Construction of Waste Control Specialists' (`WCS'') facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes continues. WCS reported a loss of $4 million in the first nine months of 1996 and expects to continue to report losses during its development stage. The facility is planned to be ready to accept wastes governed by The Resource Conservation and Recovery Act (`RCRA'') and the Toxic Substances Control Act (`TSCA'') in early 1997.

OTHER

     General corporate expenses. Net general corporate expenses are lower in 1996 due primarily to lower provisions for environmental remediation costs. In addition, net corporate expenses in 1996 include a $2.8 million second quarter litigation settlement gain and a $2.3 million third quarter gain on disposition of an Amalgamated grain facility.

     Interest expense. Interest expense declined due primarily to lower average variable interest rates. At September 30, 1996, approximately $680 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed rates averaging 10.9%. The weighted average interest rate on $564 million of outstanding variable rate borrowings at September 30, 1996 was 5.6%, down from 6.4% at December 31, 1995 and 7.4% at year-end 1994.

     Minority interest. Minority interest in earnings in 1996 consists principally of NL dividends paid to stockholders other than Valhi. Based on the continuing decline in TiO2 selling prices during the third quarter and the current TiO2 industry pricing outlook, NL's Board of Directors suspended its regular quarterly dividends in the fourth quarter of 1996.

     Provision for income taxes. Income tax rates vary by jurisdiction, and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. In addition, because certain subsidiaries, including NL, are not members of the consolidated U.S. tax group, Valhi's incremental income taxes on its after-tax earnings or losses attributable to such subsidiaries can also increase the Company's overall effective tax rate. See Note 11 to the Consolidated Financial Statements.

     Discontinued operations. Discontinued operations represent the results of operations of Medite Corporation. See Note 12.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flows from operating activities before changes in assets and liabilities in the first nine months of 1996 declined $66 million from the same period in 1995, generally reflecting the decline in earnings. Changes in assets and liabilities include the impact of significant fluctuations related to Amalgamated's seasonal purchase and processing of sugarbeets, as discussed below.

     Cash flows from investing and financing activities. Capital expenditures for all of 1996 are estimated to approximate $94 million, down from $115 million in 1995 in large part due to completion of certain productivity projects at Amalgamated during 1995.

     During the first nine months of 1996, Valhi purchased an additional $13 million of NL common stock, Rheox acquired the minority interest in its non-U.S. subsidiaries for $5 million and, as scheduled, Valhi contributed $10 million to Waste Control Specialists.




     Borrowings in 1996 include DM 95 million ($64 million) under NL's DM credit facility used primarily to fund NL's operations and $10 million under Valhi's short-term credit facilities used to purchase NL common stock. NL borrowed DM 49 million ($32 million) in October 1996 under the DM credit facility to fund the German income tax settlement payments described below. Repayments of indebtedness in both periods include scheduled principal payments under NL, Amalgamated and Medite bank term loans, reductions in short-term, non-U.S. NL credit facilities and seasonal decreases in Amalgamated's short-term borrowings.

     Credit facilities. At September 30, 1996, unused credit available under existing credit agreements (excluding Medite) aggregated $208 million, including $124 million attributable to NL. Of such NL amount, $82 million is available only for (i) permanently reducing NL's DM term loan or (ii) paying future NL German income tax assessments, as discussed below. In October 1996, NL's borrowing availability to pay German income tax assessments under the DM credit facility was reduced by $32 million, as described above. Valhi has not guaranteed any subsidiary indebtedness.

     NL Industries. The TiO2 industry is cyclical, and changes in economic conditions within the TiO2 industry can significantly impact NL's earnings and operating cash flows. During the first nine months of 1996, declining TiO2 selling prices unfavorably impacted NL's operating income and cash flows from operations comparisons with 1995. Relative changes in NL's assets and liabilities (excluding the effect of foreign currency translation), including relative changes in NL's portfolio of marketable trading securities, used $11 million of net cash in the first nine months of 1996 compared to using $37 million in the first nine months of 1995, primarily due to TiO2 production curtailments and higher sales volumes which reduced inventory levels during 1996.

     Average TiO2 selling prices began a downward trend in the last half of 1995, and NL expects the trend to continue at least for the remainder of the year. NL expects TiO2 prices will begin to increase during 1997. However, no assurance can be given that price trends will conform to NL's expectations, and future cash flows will be adversely affected should price trends be lower than NL's expectations. NL is engaged in discussions with its lenders to modify the repayment terms and covenants of certain of its indebtedness and to refinance certain other indebtedness.

     Certain of NL's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has reached an agreement with the German tax authorities regarding examinations which resolve certain significant tax contingencies for years through 1990. NL has received certain final assessments and expects to pay tax deficiencies of approximately DM 49 million ($32 million at September 30, 1996), including interest, in the fourth quarter of 1996 in final settlement of the agreed issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail, NL has granted a DM 100 million lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites currently or formerly owned, operated or used by NL, many of which disposal sites or facilities are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($114 million at September 30, 1996) for reasonably estimable costs of such matters, and has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts, or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. Although no assurance can be given that NL will not incur future liability in respect of this litigation, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and paint litigation is without merit. NL has not accrued any amounts for the pending lead pigment and paint litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations are, from time to time, enacted or proposed at the state, local and federal levels seeking to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

     Waste Control Specialists. Estimated capital expenditures to complete construction of the initial 100,000 cubic yards of landfill airspace capacity and related infrastructure of the new facility in West Texas are approximately $12 million and are expected to be incurred during the remainder of 1996 and the first half of 1997. Such capital expenditures, along with its expected development stage operating losses, will be funded primarily from Valhi's $25 million of capital contributions ($15 million funded through September 30, 1996). WCS does not expect to begin to generate revenues from its existing RCRA and TSCA permits until early 1997.




     Valhi general corporate. Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, Amalgamated, Valcor and Waste Control Specialists). Valcor is an intermediate parent company with operations conducted through its subsidiaries (Medite, CompX International and Sybra). Accordingly, the Company's long-term ability to meet its corporate level obligations is dependent in large measure on the receipt of dividends or other distributions from subsidiaries. Suspension of NL's regular quarterly dividend will result in approximately $2.6 million per quarter lower net cash flow from NL to Valhi, but is not currently expected to materially impact Valhi's financial position or liquidity. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

     Valhi's remaining $10 million commitment to invest in Waste Control Specialists ($5 million contributed in October 1996 and $5 million to be contributed in early 1997) will be provided primarily by cash on hand or through available credit facilities. At September 30, 1996, Valhi has two bank credit facilities aggregating $65 million, of which $55 million was available for borrowing. Of such available amount, $5 million can only be used to purchase shares of NL common stock. In August 1996, one of the two facilities ($50 million) was extended one year to August 1997.

     The after-tax proceeds following the disposition of Medite, net of repayment of Medite's U.S. bank debt, will be available for Valcor's general corporate purposes, subject to compliance with certain restrictions contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds are not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition.
If none of the proceeds from the disposition of Medite are so used, a substantial portion of the Valcor Notes would be subject to a tender offer.

     In May 1996, Valhi entered into a nonbinding Letter of Intent with Snake River Sugar Company regarding the possible transfer of control of Amalgamated's sugar business, on a tax deferred basis, for consideration of approximately $250 million. Snake River is an agricultural co-op, formed by sugarbeet growers in Amalgamated's area of operation, to effect the proposed transaction. The Letter of Intent, as supplemented, includes basic terms of alternative forms of a transaction and is subject to significant conditions including, among other things, negotiation and completion of a definitive agreement and Snake River raising funds necessary to complete a transaction. There can be no assurance that any transaction will be consummated. The net cash to Valhi from the proposed transaction, if completed, would be available for Valhi's general corporate purposes.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

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

     A hearing on the plaintiff's appeal in the previously-reported matter of Alan Russell Kahn v. Tremont Corporation, et al. is scheduled for December 1996.

     In September 1996, the court heard the defendants' motion for partial summary judgment in the previously-reported case American Federation of Grain Millers International, et al. v. Valhi, Inc., et al.

     In September 1996, a complaint was filed in the Superior Court of New Jersey, Bergen County, Chancery Division (Frank D. Seinfeld v. Harold C. Simmons, et al., No. C-336-96) against Valhi, NL and certain current and former members of NL's board of directors. The complaint, a derivative action on behalf of NL, alleges, among other things, that NL's August 1991 `Dutch auction' tender offer was an unfair and wasteful expenditure of NL's funds.
The complaint seeks, among other things, to rescind NL's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction. The Company believes, and understands each of the other defendants believe, the complaint is without merit and that each intends to defend the action vigorously.




     Ritchie v. NL Industries, et al. (Circuit Court of Marshall County, West Virginia, No. 96-C-179M). In September 1996, NL was served with a complaint filed in West Virginia state court that seeks compensatory and punitive damages for alleged personal injury caused by lead paint and asserts causes of action against NL and five other former manufacturers of lead pigment for negligence, strict liability, breach of warranty, fraud, conspiracy, market share liability and alternative liability. In October 1996, defendants removed the case to federal court and filed motions to dismiss.

     The City of New York, et al. v. Lead Industries Association, Inc., et al. (No. 89-4617). In September 1996, defendants' request for permission to appeal was denied.

     Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069). Oral argument was held in this matter in the Pennsylvania Supreme Court in October 1996.

     Wright, et al. v. Lead Industries Association, Inc., et al. (Nos. 94-363042 and 94-363043). In September 1996, the remaining defendants' motion for summary judgment was granted. Plaintiffs have appealed as to all defendants.

     Gates v. American Cyanamid Co., et al. (I1996-2114). In July 1996, NL filed an answer denying plaintiff's allegations.

     Hines v. Gates, et al. (96-616161). In July 1996, plaintiffs voluntarily dismissed the complaint without prejudice.




     NL Industries, Inc. v. Commercial Union Insurance Cos., et al. NL is seeking interlocutory appellate review of the previously-reported ruling regarding contribution.

     Granite City, Illinois smelter. In August 1996, the district court denied Granite City's and the PRP's motion for a temporary restraining order and preliminary injunction seeking to enjoin the U.S. EPA from proceeding with the residential component of the cleanup.

     Wagner, et al. v. Anzon, Inc. and NL Industries, Inc. (No. 87-4420). In September 1996, the Superior Court of Pennsylvania affirmed the judgment of the jury verdict for NL. Plaintiffs have filed an application for reargument in the Superior Court, which NL has opposed. The application is pending before the Superior Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 - Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

        10.2 - Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996 - incorporated by reference to Exhibit 10.2 of Valcor's Quarterly Report on Form




               10-Q (File No. 33-63044) for the quarter ended September 30,
               1996.

        10.3 - Executive Severance Agreement effective as of February 16, 1994 by and between NL and Joseph S. Compofelice - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.

        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1996.

        27.2 - Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1996 and (ii) six-month period ended June 30, 1996.

        27.3- Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1995, (ii) six-month period ended June 30, 1995, (iii) nine-month period ended September 30, 1995 and (iv) year ended December 31, 1995.

        27.4- Reclassified Financial Data Schedule for the (i) nine-month period ended September 30, 1994 and (ii) year ended December 31, 1994.





    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1996 and the month of October 1996:

        July 25, 1996      - Reported Items 5 and 7.
        August 16, 1996    - Reported Items 5 and 7.
        September 18, 1996 - Reported Items 5 and 7.
        October 25, 1996   - Reported Items 5 and 7.
        October 28, 1996   - Reported Items 5 and 7.
        October 31, 1996   - Reported Items 5 and 7.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)





Date   November 11, 1996          By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     Vice President
                                     (Principal Financial Officer)




Date   November 11, 1996          By /s/ Gregory M. Swalwell

                                     Gregory M. Swalwell
                                     Controller
                                     (Principal Accounting Officer)
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VALHI, INC.

                                             (Registrant)



Date   November 11, 1996             By

                                        Bobby D. O'Brien
                                        Vice President
                                        (Principal Financial Officer)




Date   November 11, 1996             By

                                        Gregory M. Swalwell
                                        Controller