Form 10-K
period 1996-12-31
VALHI INC /DE/
filed 1997-03-21
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

     ACT OF 1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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


AS OF FEBRUARY 28, 1997, 114,365,414 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 9.6 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $77 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                              [INSIDE FRONT COVER]

     A chart showing (i) Valhi's 56% ownership of NL Industries, Inc., (ii) Valhi's 100% ownership of Valcor, Inc., (iii) Valhi's 50% ownership of Waste Control Specialists LLC and (iv) Valcor's 100% ownership of CompX International Inc. and Sybra, Inc.
                                     PART I

ITEM 1.   BUSINESS

     Valhi, Inc. (NYSE: VHI), based in Dallas, Texas, has continuing operations in the chemicals, component products, fast food and waste management industries. Information regarding the Company's business segments and the operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.


Chemicals                       NL is the world's fourth-largest producer of
  NL Industries, Inc.           titanium dioxide pigments ("TiO2"), used for
                                imparting whiteness, brightness and opacity to a wide range of products including paints, plastics, paper, fibers and other "quality-of-life" products. NL had an estimated 11% share of worldwide TiO2 sales volume in 1996. NL is also the world's largest producer of rheological additives for solvent-based systems. NL has production facilities throughout Europe and North America.

Component Products              CompX International is a leading North
  CompX International Inc.      American manufacturer of ergonomic office
   (formerly National Cabinet   workstation components, mechanical locks and
     Lock, Inc.)                precision ball bearing drawer slides for
                                furniture and other markets.

Fast Food                       Sybra is the third-largest franchisee of
  Sybra, Inc.                   Arby's restaurants with 150 stores clustered
                                principally in Texas, Michigan, Pennsylvania and Florida.

Waste Management                Waste Control Specialists, formed in late
  Waste Control Specialists LLC 1995, recently completed construction of the initial phase of its West Texas facility for the processing, treatment, storage and disposal of hazardous and toxic wastes. The first wastes were received for disposal in February 1997. Waste Control Specialists is also seeking authorizations for, among other things, the treatment, storage and disposal of low-level and mixed radioactive wastes.



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

     In September 1996, Medite Corporation, the Company's wholly-owned building products subsidiary, signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. The second transaction, involving the sale of Medite's Irish medium density fiberboard ("MDF") subsidiary, closed in November 1996 for approximately $61.5 million cash consideration plus the assumption of approximately $21 million of Irish bank debt. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration plus the assumption of approximately $3.7 million of Medite indebtedness. These three transactions generated total consideration to Medite of approximately $240 million. Medite has also determined to permanently close its two small Oregon timber conversion facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. See Note 19 to the Consolidated Financial Statements.

     On January 3, 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting ownership interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997. See Note 20 to the Consolidated Financial Statements.
     The Company has executed agreements involving the sale of its fast food operations conducted by the Company's wholly-owned subsidiary, Sybra, Inc. The proposed sale would be accomplished in simultaneous transactions that would include the sale of certain restaurant real estate owned by Sybra to one party for $45 million cash consideration, and Valcor's sale of 100% of the stock of Sybra to another party for approximately $39.7 million cash consideration, of which approximately $23.7 million would be used to repay Sybra bank indebtedness. These transactions are subject to, among other things, completion of customary due diligence procedures, the purchaser of Sybra's stock obtaining necessary financing for the transaction and certain consents from third parties. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

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

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - "Business", in Item 3 - "Legal Proceedings", and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, completion of pending asset/business unit dispositions and other risks and uncertainties discussed elsewhere herein in this Annual Report, including, without limitation, the sections referenced above.

CHEMICALS - NL INDUSTRIES, INC.

     NL Industries (NYSE: NL) is an international producer and marketer of TiO2 and specialty chemicals to customers in over 100 countries from facilities located throughout Europe and North America. Kronos, Inc., the largest of NL's two principal operating subsidiaries, is the world's fourth-largest TiO2 producer, with an estimated 11% share of worldwide TiO2 sales volume in 1996. Approximately one-half of Kronos' 1996 sales volume was in Europe, where Kronos is the second-largest producer of TiO2. Specialty chemicals, primarily rheological additives, are produced through NL's Rheox, Inc. subsidiary. In 1996, Kronos accounted for 86% of NL's sales and Rheox accounted for 14%.

     NL's objective is to maximize its total shareholder returns by (i) focusing on continued cost control, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and productivity and (iii) deleveraging as excess liquidity becomes available.

     TiO2 products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.
     Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices have been declining since the last half of 1995, which followed an upturn in TiO2 prices that began in the third quarter of 1993. NL expects TiO2 prices will begin to increase during the second quarter of 1997 as the impact of recently-announced price increases takes effect. Despite the recent decline in TiO2 selling prices, industry wide demand for TiO2 grew in 1996, and Kronos' record 1996 sales volume was about 6% higher than 1995. NL's expectations as to the future prospects of the TiO2 industry are based on several factors beyond NL's control, principally continued worldwide growth of gross domestic product and the absence of technological advancements in or modifications to TiO2 processes that would result in material and unanticipated increases in production efficiencies. To the extent that actual developments differ from NL's expectations, NL and the TiO2 industry's future performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 12% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant market for TiO2 could emerge in Eastern Europe, the Far East and China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in growth in the Eastern European market.

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

     NL currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Major TiO2 customers include international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America.

     Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, about one-half of Kronos' 1996 TiO2 sales were to Europe, with 37% to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada.

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

     TiO2 manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years, and chloride process production facilities in 1996 represented approximately 56% of industry capacity.

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

     Kronos' TiO2 production in 1996 was 373,000 metric tons, compared to the record 393,000 metric tons produced in 1995 and 357,000 tons in 1994. Kronos reduced its production rates in early 1996 in response to softening demand and its high inventory levels at the end of 1995. As demand increased during 1996 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996. Kronos believes its annual attainable production capacity is approximately 400,000 metric tons, including its one-half interest in the Louisiana plant. Following completion of its $35 million debottlenecking expansion of its Leverkusen, Germany chloride-process facility in late 1997, Kronos' expects its worldwide annual attainable production capacity will increase to about 410,000 metric tons.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa), approximately 50% of which is owned by Q.I.T. Fer et Titane Inc. ("QIT"), an indirect subsidiary of RTZ Corp., under a long-term supply contract expiring in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia) under a long-term supply contract that also expires in 2000. Raw materials under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. NL does not expect to encounter difficulties in obtaining new long-term supply contracts prior to expiration of its existing contracts.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1996. Kronos also purchases sulfate grade slag under contracts negotiated annually with RTZ and, through 1997, with Tinfos Titanium and Iron K/S.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate through the remainder of the decade. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in the countries where NL purchases its raw material supplies could adversely affect the availability of such feedstock.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("ICI"), each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide pursuant to separate offtake agreements.

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

     Specialty chemicals products and operations. Rheological additives produced by Rheox control the flow and leveling characteristics of a variety of products, including paints, inks, lubricants, sealants, adhesives and cosmetics. Organoclay rheological additives are clays which have been chemically reacted with organic chemicals and compounds. Rheox produces rheological additives for both solvent-based and water-based systems. Rheox is the world's largest producer of rheological additives for solvent-based systems, and is also a supplier for rheological additives used in water-based systems. Rheological additives for solvent-based systems accounted for 80% of Rheox's sales in 1996, with the remainder being principally rheological additives for water-based systems. Rheox has introduced a number of new products during the past three years, the majority of which are for water-based systems, which are sold into a larger market than solvent-based systems. Rheox believes water-based additives will account for an increasing portion of its sales in the long term. Rheox's plants are in Charleston, West Virginia, Newberry Springs, California, St. Louis, Missouri, Livingston, Scotland and Nordenham, Germany.

     Sales of rheological additives generally follow growth in gross domestic product in Rheox's principal markets and are influenced by the volume of shipments of the worldwide coatings industry. Since Rheox's rheological additives are used in industrial coatings, plant and equipment spending has an influence on demand for this product line.

     The primary raw materials for rheological additives are bentonite clays, hectorite clays, quaternary amines, polyethylene waxes and castor oil derivatives. Bentonite clays are currently purchased under a three-year contract, renewable through 2004, with a subsidiary of Dresser Industries, Inc., which has significant bentonite reserves in Wyoming. This contract assures Rheox the right to purchase its anticipated requirements of bentonite clays for the foreseeable future, and Dresser's reserves are believed to be sufficient for such purpose. Hectorite clays are mined from company-owned reserves in Newberry Springs, California, which NL believes are adequate to supply its needs for the foreseeable future. The Newberry Springs ore body contains the largest known commercial deposit of hectorite clays in the world. Quaternary amines are purchased primarily from a joint venture company 50%-owned by Rheox and are also generally available on the open market from a number of suppliers. Castor oil-based rheological additives are purchased from sources outside the United States. Rheox has a supply contract with a manufacturer of these products, which may not be terminated without 180 days notice by either party.

     Competition. The TiO2 industry is highly competitive. During the early 1990's, TiO2 supply exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980's, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong growth in demand improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand during such period was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved in the second half of 1996, indicating, Kronos believes, that customer inventories had returned to more-normal levels. Price increases were announced in late 1996 by most major producers, including Kronos, and the results of such announcements are expected to impact second-quarter 1997 operating results. However, no assurance can be given that price trends will conform to NL's expectations.

     Worldwide capacity additions in the TiO2 market resulting from construction of grassroot plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing facilities. Based on factors described under "TiO2 products and operations" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next few years.
     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being a most significant competitive factor. Kronos has an estimated 11% share of worldwide TiO2 sales volume, and believes that it is the leading marketer of TiO2 in a number of countries, including Germany and Canada. Kronos' principal competitors are E.I. du Pont de Nemours & Co.; Tioxide; Millennium Chemicals, Inc., formerly a unit of Hanson PLC; Kemira Oy; Ishihara Sangyo Kaisha, Ltd; Bayer AG; Thann et Mulhouse and Kerr-McGee Corporation. These eight competitors have estimated individual worldwide shares of TiO2 sales volume ranging from 3% to 21%, and an aggregate estimated 75% share of TiO2 sales volume. Du Pont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor. ICI announced in January 1997 that it intends to spin-off its Tioxide unit to its shareholders in the next six to 18 months.

     Competition in the specialty chemicals industry generally focuses on product uniqueness, quality and availability, technical service, knowledge of end-use applications and price. Rheox's principal competitors for rheological additives for solvent-based systems are LaPorte PLC and Sud-Chemie AG.
Principal competitors for water-based systems are Rohm and Haas Company, Hercules Incorporated and Union Carbide Corporation.
     Research and development. NL's expenditures for research and development and certain technical support programs have averaged approximately $11 million during the past three years, with Kronos accounting for about three-fourths of the annual spending. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications. Activities relating to rheological additives are conducted primarily in the U.S. and are directed towards the development of new products for water-based systems, environmental applications and new end-use applications for existing product lines.

     Patents and trademarks. Patents held for products and production processes are believed to be important to NL and contribute to the continuing business activities of Kronos and Rheox. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. In connection with the formation of the manufacturing joint venture with Tioxide, Kronos and certain of its subsidiaries exchanged proprietary chloride process and product technologies with Tioxide and certain of its affiliates, and use by each recipient of the other's technology in Europe was restricted until October 1996. NL does not expect that the technology sharing arrangement with Tioxide will materially impact its competitive position within the TiO2 industry. See "-- TiO2 manufacturing joint venture." NL's major trademarks, including Kronos, Titanox and Rheox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.
     Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters. Sales of rheological additives are influenced by the worldwide industrial protective coatings industry, where second calendar quarter sales are generally the strongest.

     Employees. As of December 31, 1996, NL employed approximately 3,100 persons (excluding the joint venture employees), with 400 employees in the United States and 2,700 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are satisfactory.

     Regulatory and environmental matters. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to achieve compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's financial position, results of operations or liquidity.

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

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany, Belgium and the United Kingdom, each a member of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities. Rheox also believes it is in substantial compliance with environmental regulations in Germany and the United Kingdom.

     NL has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. After December 1998, and only under certain circumstances, Kronos may terminate the contract after giving six months notice with regard to the Leverkusen plant.

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos is completing the installation of off-gas desulfurization systems at its Norwegian and German plants at a cost of approximately $30. The Louisiana manufacturing joint venture installed a $16 million off-gas desulfurization system, and Kronos completed an $11 million wastewater treatment chemical purification project at its Leverkusen, Germany facility in 1996.

     The Quebec provincial government has environmental regulatory authority over Kronos' Canadian chloride and sulfate-process TiO2 production facility.
The provincial government regulates discharges into the St. Lawrence River. In May 1992, the Quebec provincial government extended Kronos' right to discharge effluents from its sulfate process TiO2 plant into the St. Lawrence River until June 1994. Kronos completed a waste acid neutralization facility and discontinued discharging untreated effluents into the St. Lawrence River in June 1994. Notwithstanding the foregoing, in March 1993 Kronos' Canadian subsidiary and two of its directors were charged by the Canadian federal government with five violations of the Canadian Fisheries Act relating to discharges into the St. Lawrence River from the Varennes sulfate TiO2 plant. The penalty for these violations, if proven, could be up to Canadian $15 million. Additional charges, if brought, could involve additional penalties. NL believes that this charge is inconsistent with the extension granted by provincial authorities, referred to above, and is vigorously contesting the charge. A trial date has been set for May 1997.

     NL's capital expenditures related to its ongoing environmental protection and compliance programs, including those described above, are currently expected to approximate $3 million in 1997 and $5 million in 1998.

     NL has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings."

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.
     Products, operations and properties. CompX International Inc. (formerly National Cabinet Lock, Inc.) manufactures ergonomic office workstation components, precision ball bearing drawer slides and low and medium-security mechanical locks for furniture and a variety of other applications. In 1996, ergonomic workstation products accounted for 34% of the Company's total component products sales, with drawer slides at 38% and locks at 28%. Drawer slides and office workstation components are produced in two separate facilities in Kitchener, Ontario under the Waterloo Furniture Components, Limited name. Locks are produced in Mauldin, South Carolina under the National Cabinet Lock name. The Company believes its component products compete in relatively well-defined niche markets and believes that it is (i) the largest supplier of ergonomic office workstation components to the North American office furniture manufacturing market, (ii) the largest Canadian producer of drawer slides and
(iii) the largest U.S. cabinet lock producer.

     Strip steel is the major raw material used in the manufacture of drawer slides and office workstation products. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. These raw materials, purchased from several suppliers and readily available, are machined, electroplated, assembled and packaged for shipment to customers. One of the Kitchener facilities and the Mauldin facility are ISO 9001-registered.

     Strategy. CompX's strategy is to continue to improve manufacturing efficiency and cost control, to develop specialty, patented products focused on niche markets and to capitalize on future opportunities which may emerge with targeted original equipment manufacturers. The Company will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of current markets.
     Competition and customer base. CompX competes primarily on the basis of product features, customer service, quality, distribution channels, consumer brand preferences and price. The primary market for drawer slides and workstation products is office furniture manufacturers in the United States and Canada. Approximately 30% of lock sales are made through the Company's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 48 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Component products are marketed primarily through the Company's own sales organization as well as select manufacturers' representatives.

     Major competitors include Weber Knapp (workstations), Accuride and Knape & Vogt (drawer slides) and Chicago Lock, Hudson Lock and Fort Lock (locks). CompX also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. The ten largest customers accounted for about one-third of component products sales in each of the past three years, with the largest customer less than 10% in each year. In 1996, six of the ten largest customers were located in the U.S. with four located in Canada. Of such customers, all were primarily purchasers of Waterloo Furniture Components' products.

     Patents and trademarks. CompX holds a number of patents relating to its component products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, Limited, which the Company believes are well recognized in the component products industry.

     Employees. As of December 31, 1996, CompX employed approximately 820 persons, of which 260 were in the United States and 560 were in Canada. Approximately two-thirds of Canadian employees are covered by a new three-year collective bargaining agreement expiring February 2000. CompX believes that its labor relations are satisfactory.

     Regulatory and environmental matters. CompX's operations are subject to various federal, state, provincial and local provisions regulating, among other things, worker and product safety and protection, the discharge of materials into the environment and other environmental protection matters. CompX believes it is in substantial compliance with existing permits and regulations and does not believe future expenditures to comply with these regulations will be material.
FAST FOOD - SYBRA, INC.

     Products and operations. Sybra (Arby's spelled backwards) operated 150 Arby's restaurants at December 31, 1996 clustered in four regions, principally in Michigan (46 stores), Texas (57), Pennsylvania (27) and Florida (20), pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the third-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Sybra's menu selections have expanded over the past few years whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago.

     Sybra's 150 Arby's restaurants at the end of 1996 represent a net decrease of ten stores in the past three years (17 opened; 27 closed), during which period Sybra also remodeled several of its older stores. The stores closed in the past three years all represented underperforming leased units which generally were closed at the end of their respective lease terms. Sybra currently expects a net increase of about three stores in 1997, as it plans to open six new restaurants and close at least three more underperforming stores.

     The Company has executed agreements involving the sale of Sybra's fast food operations. See "Business-General" and Note 18 to the Consolidated Financial Statements.

     Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will continue its strong emphasis on operational details and routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations.
     Properties. At the end of 1996, approximately 80% of Sybra's 150 Arby's restaurants were free-standing stores with the remainder located within shopping malls or strip shopping centers. Approximately 60% of total locations are leased, with most leases being on a long-term basis and providing for base monthly rents plus contingent rents based on sales. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.

     Under the terms of Sybra's current Development Agreement with Arby's, Sybra has been given the exclusive right to open new Arby's units within certain counties in Pennsylvania, in return for which Sybra has agreed to open a minimum of 25 new stores during 1997 through 2001 in its existing regions (four in 1997, six in 1998 and five each in 1999, 2000 and 2001), of which ten must be located in Pennsylvania. Sybra currently plans to open six new units in 1997, or two more than the minimum required. Sybra does not have any other exclusive territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates, although each store is given certain narrow geographical protection (generally a one to four mile radius) from other Arby's units.

     Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization which facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees.
Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.
     License terms and royalty fees. Generally, franchise agreements relating to each restaurant location require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate equal to 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 43% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.8% to 2.9% of sales in each of the past three years. Sybra's average royalty rate would be expected to increase over time if new stores are opened, older stores are closed and existing 20-year licenses are renewed at then-prevailing higher royalty rates. The first of Sybra's 20-year licenses expires in 2003.

     Advertising and marketing. Sybra directs about 8% of sales towards marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (currently .7%) of their gross revenues as dues to AFA. In return, AFA provides franchisees with creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Sybra also devotes approximately 3% of sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 4% of its restaurant sales to local advertising.

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

     Operating results of Sybra's restaurants have been affected by both retail shopping patterns and weather conditions. Accordingly, Sybra has experienced its most favorable results during the fourth calendar quarter (which includes the holiday shopping season) and its least favorable results during the first calendar quarter (which includes winter weather that can be adverse in certain markets).

     Employees. As of December 31, 1996, Sybra had approximately 3,700 employees, of which 3,100 were part-time employees. Approximately 3,600 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

     Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 increased Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the first step of the October 1, 1996 wage rate increase. Any further increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would further increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

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

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     Waste Control Specialists LLC, formed in November 1995, recently completed construction of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first wastes were received for disposal in February 1997. Valhi contributed $25 million to Waste Control Specialists through early 1997 for its 50% interest, which was used primarily to fund construction of the facility.
The other 50%-owner (controlled by the Chief Executive Officer of Waste Control Specialists) contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. EPA to accept hazardous and toxic wastes governed by The Resource Conservation and Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"). The ten-year RCRA and TSCA permits initially expire in 2004, but are subject to renewal by the TNRCC assuming Waste Control Specialists remains in compliance with the provisions of the permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future.

     Waste Control Specialists is also seeking additional authorizations to accept wastes regulated under various other environmental laws and regulations, including low-level and mixed low-level radioactive wastes. Waste Control Specialists has an application pending with the Texas Department of Health for a permit authorizing the treatment and storage of low-level and mixed low-level radioactive wastes, and expects to receive such permit in 1997. Waste Control Specialists has also presented a proposal to the U.S. Department of Energy ("DOE") that seeks DOE authorization for the facility as a disposal site for much of the low-level and mixed low-level radioactive wastes generated from the DOE's weapons complex sites. Under the proposal, an independent private sector/academia body led by Texas Tech University would provide oversight and monitoring of the operations. The DOE is reviewing the proposal. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338 acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists has approximately 100,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which individual customer's wastes can be segregated from wastes accepted from other customers. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained.

     The 1,338 acre facility site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered remote.

     While the West Texas facility will operate as a final repository for wastes that cannot be further reclaimed and recycled, it will also serve as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and dioxin wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. The Company intends to conduct these operations in compliance with the current RCRA and TSCA permits. Treatment operations will involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment will use a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods may include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment operations will involve technology which Waste Control Specialists will acquire or license from third parties.

     Once treated and stabilized, wastes will either be (i) placed in the landfill disposal site, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition. Only wastes which meet certain specified regulatory requirements can be placed in the landfill, which landfill is fully-lined and includes a leachate collection system.

     Waste Control Specialists will take delivery of wastes collected from customers and transported on behalf of customers, via rail or highway, by independent contractors to the West Texas site. Such transportation is subject to regulations governing the transportation of hazardous wastes issued by the U.S. Department of Transportation.

     In the U.S., the major federal statutes governing management, and responsibility for clean-up, of hazardous and toxic wastes include RCRA, TSCA and CERCLA. Waste Control Specialists' business is heavily dependent upon the extent to which regulations promulgated under these or other similar statutes and their enforcement require wastes to be managed and disposed of at facilities of the type constructed by Waste Control Specialists.

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500-mile radius can be handled via rail lines. Waste Control Specialists employs a salesforce to market its services to potential customers. The DOE could become a significant customer if Waste Control Specialists is successful in obtaining permits for low-level and mixed low-level radioactive waste.

     Waste Control Specialists also intends to enter into partnership or other joint venture arrangements with other entities in the waste management industry to assist Waste Control Specialists in research and development and other aspects of customer service. In this regard, Waste Control Specialists has entered into a joint venture with Battelle Memorial Institute, a leader in the waste management technology industry, to identify and commercialize environmental technologies in the waste management industry. Along these lines, Waste Control Specialists has a permit application pending with the Texas Department of Health for a Research, Development and Demonstration facility. Third parties would be permitted to use the facility for the development and demonstration of new technologies in the waste management industry, including those involving low-level and mixed radioactive wastes. While there can be no assurance, Waste Control Specialists believes the permit will be issued by mid-1997.

     Competition. The hazardous waste industry (other than low-level and mixed low-level radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. Consequently, Waste Control Specialists believes its long-term future potential in the waste management industry is significantly dependent upon its ability to obtain permits for low-level and mixed low-level radioactive wastes.

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA and TSCA-related wastes. Principal competitors are Chemical Waste Management (a wholly-owned subsidiary of WMX Technologies, Inc.), Laidlaw, Inc., American Ecology Corporation, U.S. Pollution Control, Inc. and Envirosafe Services, Inc. These competitors are well-established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 1996, Waste Control Specialists employed 45 persons, and currently expects to have approximately 50 to 75 employees by the end of 1997.

     Regulatory and environmental matters. While the waste management industry has benefitted from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations and liquidity, especially because Waste Control Specialists owns only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of a facility or operating restrictions. Waste Control Specialists' ten-year RCRA and TSCA permits expire in 2004, although such permits are subject to renewal if Waste Control Specialists is in compliance with the required operating provisions of the permits.

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

     Because of the high degree of public awareness of environmental issues, companies in the waste management business may be, in the normal course of their business, subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines or revoke, deny renewal of, or modify any applicable operating permits or licenses. In addition, private parties and special interest groups could bring actions against Waste Control Specialists alleging, among other things, violation of operating permits.
DISCONTINUED OPERATIONS - MEDITE CORPORATION

     In September 1996, Medite determined to dispose of substantially all of its assets in three separate transactions. Medite sold its U.S. timber and timberlands in October 1996, its Irish MDF subsidiary in November 1996 and its Oregon MDF facility in February 1997. Medite has also determined to permanently close its two small Oregon timber conversion facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. After the sale of the Oregon MDF facility and the sale or closure of the two Oregon timber conversion facilities, Medite will have no remaining operating assets. See Note 19 to the Consolidated Financial Statements.

     At December 31, 1996, Medite employed approximately 270 persons in the U.S. Following the sale of the Oregon MDF facility and the sale or closure of the veneer facility, Medite will have a nominal number of employees remaining.

OTHER

     Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium, Norway and the United Kingdom and chemicals and component products operations in Canada. See Note 2 to the Consolidated Financial Statements. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CompX's Canadian component products subsidiary has, from time to time, entered into forward currency contracts to mitigate exchange rate fluctuation risk for a portion of its future sales denominated in various currencies, and the Company has in the past used currency forward contracts to fix the dollar equivalent of specific commitments. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 18 to the Consolidated Financial Statements under the captions "Legal proceedings -- Lead pigment litigation and -- Environmental matters and litigation" is incorporated herein by reference.

     Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company also evaluates the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future.

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

     Other. Through June 1989, Valmont Insurance Company, a wholly-owned captive insurance subsidiary, reinsured workers' compensation and employers' liability, auto liability, and comprehensive general liability risks of Valhi and certain affiliates. Through April 1989, Valmont assumed certain third-party reinsurance business, primarily property, marine and casualty risks from insurance subsidiaries of other industrial firms, and a small amount of U.S. quota share property and casualty risks. Valmont currently writes certain direct coverages of Valhi and affiliates. All of Valmont's third-party reinsurance risks are on a runoff basis.
     The Company, through a general partnership, has an interest in certain medical-related research and development activities pursuant to sponsored research agreements. See Note 17 to the Consolidated Financial Statements.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 18 to the Consolidated Financial Statements under the caption "Legal proceedings -- Other litigation," which information is incorporated herein by reference.

     Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share. No legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability, if any, that may result is not reasonably capable of estimation.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remained pending.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing, and the case is in discovery. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, the plaintiffs appealed, and in June 1996 the appeals court reversed the trial court's dismissal of the restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the remaining fraud claim was denied in August 1995; defendants have appealed. In February 1996, the court denied the defendants motion for summary judgment on the basis that the fraud claim was time-barred, and defendants have appealed. Discovery is proceeding.

     In March 1992, NL was served with a complaint in Skipworth v. Sherwin-Williams Co., et al. (No. 92-3069), Court of Common Pleas, Philadelphia County. Plaintiffs are a minor and her legal guardians seeking damages from lead paint and pigment producers, the LIA, the Philadelphia Housing Authority and the owners of the plaintiffs' premises for bodily injuries allegedly suffered by the minor from lead-based paint. Plaintiffs' counsel has asserted that approximately 200 similar complaints would be served shortly, but no such complaints have yet been served. In April 1994, the court granted defendants' motion for summary judgment and the dismissal was affirmed by the Superior Court in October 1995. In February 1997, the Pennsylvania Supreme Court unanimously affirmed the Superior Court's decision.

     In August 1992, NL was served with an amended complaint in Jackson, et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996, the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery is proceeding with respect to class certification.

     In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al. (No. 12596-93), Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment.
The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, NL answered the complaint, denying liability. Discovery is proceeding.

     In January 1995, NL was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995, the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. In June 1996 the trial court granted defendants' motion for summary judgment on plaintiffs' conspiracy claim, and dismissed NL and certain other defendants from the cases. The court granted summary judgment in favor of the remaining defendants in September 1996, and plaintiffs have appealed as to all defendants.

     In November 1995, NL was served with a complaint in Jefferson v. Lead Industry Association, et al. (No. 95-2835) filed in the U.S. District Court for the Eastern District of Louisiana. The complaint asserts claims against the LIA and the lead pigment defendants on behalf of a putative class of allegedly injured children in Louisiana. The complaint purports to allege claims for strict liability, negligence, failure to warn, breach of alleged warranties, fraud and misrepresentation and conspiracy, and seeks actual and punitive damages. The complaint asserts several theories of liability, including joint and several and market share liability. In June 1996, the trial court granted defendants' motions to dismiss the complaint and entered judgment in favor of all defendants. Plaintiffs appealed to the Fifth Circuit Court of Appeals, which affirmed the judgment in favor of all the defendants in March 1997.

     In January 1996, NL was served with a complaint on behalf of individual intervenors in German, et.al. v. Federal Home Loan Mortgage Corp., et. al. (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941
(RWS)). This class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996 NL and the other defendants filed motions to dismiss the intervenors complaint. Class discovery is proceeding.

     In April 1996, NL was served with a complaint filed in New York state court which seeks compensatory and punitive damages for personal injury purportedly caused by lead paint and alleges causes of action against NL and other former lead pigment manufacturers and the LIA for negligence, strict products liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability (Gates v. American Cyanamid Co., et al. - I1996-2114). The complaint also asserts causes of action against the landlords of the apartments in which plaintiff has lived since 1977. In July 1996, NL filed an answer denying plaintiff's allegations. Discovery is proceeding.

     In September 1996, NL was served with a complaint filed in Circuit Court of Marshall County, West Virginia, that seeks compensatory and punitive damages for alleged personal injury caused by lead paint and asserts causes of action against NL and five other former manufacturers of lead pigment for negligence, strict liability, breach of warranty, fraud, conspiracy, market share liability and alternative liability (Ritchie v. NL Industries, et al. - No. 96-C-179M).
In October 1996, defendants removed the case to federal court and filed motions to dismiss. Plaintiff has filed a motion to remand to state court. The motions are pending.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs, filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court made its decision applying New Jersey law; the Court of Appeals concluded that New York law, and not New Jersey law, applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which are the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which NL was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended their policies contained unique pollution exclusion language, and certain summary judgment motions regarding policy periods, the court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. The Court has not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than ruling to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

     Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable.

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1996, NL had accrued $113 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. In the first quarter of 1997, NL's accrual will be increased to include legal fees and other costs of managing and monitoring certain environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1. See Note 18 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     At Pedricktown, the U.S. EPA divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial phase of operable unit one. In addition, the U.S. EPA incurred past costs in the estimated amount of $5 million. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

     At Granite City, the RIFS is complete, and in 1990 the U.S. EPA selected a remedy estimated to cost approximately $28 million. In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City smelter. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not comply with the order believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. At that time, the cost of the remedies selected by the U.S. EPA aggregated, in its estimation, $40.8 million to $67.8 million, although its decision stated that the higher amount was not considered to be representative of expected costs. NL is presently challenging portions of the U.S. EPA's selection of the remedy. The U.S. EPA's current estimate for the completion of the cleanup is $24.3 million, and in January 1997, NL was informed that the U.S. EPA incurred past costs approximating $30 million. There is currently no allocation among the PRPs for these costs.

     Having completed the RIFS at Portland, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and other PRPs to cease performing most aspects of the selected remedy. The U.S. EPA has issued a Record of Decision Amendment changing portions of the remedy. The U.S. EPA currently estimates the cost of the proposed remedy to be from $10 million to $13 million. Pursuant to an interim allocation, NL's share of remedial costs is approximately 50%. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. The court granted Gould's motion to amend the complaint to add additional defendants (adjoining current and former landowners and generators). The amended complaint deletes the fraud and punitive damages claims asserted against NL; thus, the pending action is essentially one for reallocation of past and future cleanup costs. Discovery is proceeding. A trial date has been set for September 1997. NL and the other PRPs performing the cleanup have reached a settlement in principle with many of the generators and adjoining landowner defendants.

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

     In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of a former NL facility in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In November 1996, the appeals court reversed the dismissal. The U.S. EPA has issued an order to NL to perform a removal action at the site, and NL has notified the U.S. EPA that it intends to comply with the order.

     In 1980, the State of New York commenced litigation against NL in connection with the operation of a plant in Colonie, New York formerly owned by NL. Flacke v. NL Industries, Inc., No. 1842-80 ("Flacke I") and Flacke v. Federal Insurance Company and NL Industries, Inc., No. 3131-92 ("Flacke II"), New York Supreme Court, Albany County. The plant manufactured military and civilian products from depleted uranium and was acquired from NL by the U.S. Department of Energy ("DOE") in 1984. Flacke I seeks penalties for alleged violations of New York's Environmental Conservation Law, and of a consent order entered into to resolve these alleged violations. Flacke II seeks forfeiture of a $200,000 surety bond posted in connection with the consent order, plus interest from February 1980. NL denied liability in both actions. The litigation had been inactive from 1984 until July 1993 when the State moved for partial summary judgment for approximately $1.5 million on certain of its claims in Flacke I and for summary judgment in Flacke II. In January 1994, NL cross-moved for summary judgment in Flacke I and Flacke II. All summary judgment motions have been denied. NL has reached a settlement in principle with the State.

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of NL. Plaintiffs appealed, and in September 1996 the Superior Court of Pennsylvania affirmed the jury verdict in favor of NL. In December 1996, plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court. Plaintiff's petition is pending. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc., Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

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

     At a municipal and industrial waste disposal site in Batavia, New York, NL and six others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs to date are approximately $2 million. In June, 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs (including NL), entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work. With respect to the second operable unit, the extension of the municipal water supply, the U.S. EPA estimated the costs at $1.2 million plus annual operation and maintenance costs. NL and the other PRPs are performing the work comprising operable unit two. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     At December 31, 1996, Medite has accrued approximately $4.6 million for the estimated cost to complete environmental remediation efforts at certain of its current and former facilities, including amounts included in accrued plant closure costs. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. None of these facilities are the subject of any litigation, administrative proceeding or investigation.
     The Company has also been named as a PRP pursuant to CERCLA at one Superfund site in Indiana and has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site, both of which involve operations no longer conducted by the Company. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $40 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1996, the Company had accrued $2 million in respect of such matters, which accrual is near the Company's estimate of the upper end of range of possible costs. No recoveries for remediation costs have been recognized. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of March 15, 1997, there were approximately 5,000 holders of record of Valhi common stock. The following table sets forth the high and low sales prices for Valhi common stock for the years indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On March 14, 1997 the closing price of Valhi common stock according to the NYSE Composite Tape was $8.

                                                                                                     DIVIDENDS
                                                                      HIGH             LOW              PAID

Year ended December 31, 1995

  First Quarter                                                     $8 3/8           $6 5/8            $.03
  Second Quarter                                                     8 5/8            6 3/4             .03
  Third Quarter                                                      8 1/8            6 3/4             .03
  Fourth Quarter                                                     7 1/2            5 3/4             .03

Year ended December 31, 1996

  First Quarter                                                     $7 3/4           $6 1/8            $.05
  Second Quarter                                                     7 3/8            5 7/8             .05
  Third Quarter                                                      7                6                 .05
  Fourth Quarter                                                     6 5/8            5 7/8             .05




     Valhi's regular quarterly dividend is currently $.05 per share.
Declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. There are currently no contractual restrictions on the ability of Valhi to declare or pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             YEARS ENDED DECEMBER 31,

                                                  1992          1993           1994           1995          1996

                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals                                    $  -           $  -         $  -          $1,023.9       $  986.1
    Component products                               54.0          64.4          70.0          80.2           88.7
    Fast food                                       103.8         111.6         115.5         115.4          116.0


                                                 $  157.8       $ 176.0      $  185.5      $1,219.5       $1,190.8



  Operating income:
    Chemicals                                    $  -           $  -         $  -          $  178.5       $   92.0
    Component products                               10.7          17.5          20.9          19.9           22.1
    Fast food                                         8.5           9.7           9.0           7.5            8.9


                                                 $   19.2       $  27.2      $   29.9      $  205.9       $  123.0



  Equity in Amalgamated Sugar Company            $   20.5       $  19.6      $   13.9      $    8.9       $   10.0



  Equity in Waste Control Specialists                                                      $    (.5)      $   (6.4)


  Equity in NL prior to consolidation:
    Operations                                   $  (37.4)      $ (52.4)     $  (25.1)
    Provision for market value impairment           -             (84.0)        -


                                                 $  (37.4)      $(136.4)     $  (25.1)



  Income (loss) from continuing operations       $  (15.4)      $ (74.2)     $    1.3      $   57.9       $    4.2
  Discontinued operations                            (6.8)         10.1          10.3          10.6           37.8
  Extraordinary items                                (6.3)        (15.4)        -             -              -
  Cumulative effect of changes in
   accounting principles (1)                        (69.8)           .4      -              -              -


      Net income (loss)                          $  (98.3)      $ (79.1)     $   11.6      $   68.5       $   42.0



PER SHARE DATA:
  Income (loss) from continuing operations       $   (.14)      $  (.65)     $    .01      $    .51       $    .04

  Net income (loss)                              $   (.86)      $  (.69)     $    .10      $    .60       $    .37

  Cash dividends                                 $    .20       $   .05      $    .08      $    .12       $    .20

  Weighted average common shares
   outstanding                                      113.9         114.1         114.3         114.4          114.6

BALANCE SHEET DATA (at year end):
  Total assets                                   $1,077.0       $ 903.9      $2,480.7      $2,572.2       $2,145.0
  Long-term debt                                    288.7         302.5       1,086.7       1,084.3          844.5
  Stockholders' equity                              259.1         207.5         198.4         274.3          303.9

 (1) Relates to OPEB and income tax accounting in 1992 and marketable securities in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     The Company reported income from continuing operations of $4.2 million, or $.04 per share, in 1996 compared to income from continuing operations of $58 million, or $.51 per share, in 1995. A major factor in the decline in earnings was due to lower average selling prices for TiO2 at NL Industries.

     Discontinued operations represent the results of operations of Medite Corporation, and in 1996 includes (i) an aggregate fourth quarter $48 million after-tax gain on disposition ($75 million pre-tax) related principally to its U.S. timber and timberland assets and its Irish MDF subsidiary and (ii) a $15 million first quarter after-tax charge ($24 million pre-tax) related to closure of its New Mexico MDF operations. See Note 19 to the Consolidated Financial Statements.

     The Company currently expects to report a loss from continuing operations in 1997 due to (i) the Company's $30 million pre-tax charge associated with the first quarter 1997 adoption of AICPA Statement of Position No. 96-1, "Accounting for Environmental Liabilities," for NL's remediation sites (see Note 18 to the Consolidated Financial Statements) and (ii) expected lower average selling prices for TiO2 in 1997 compared with 1996. TiO2 prices declined throughout 1996, and while NL currently expects TiO2 prices will begin to increase during 1997, the average price for 1997 is expected to be lower than the average price in 1996.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in
Item 1 - "Business" and Item 3 - "Legal Proceedings" as well as in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, completion of pending asset/business unit dispositions and other risks and uncertainties discussed elsewhere herein including, without limitation, the sections referenced above.


CHEMICALS

     Selling prices for TiO2, NL's principal product, declined during 1996. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations are conducted through Rheox.

                                  YEARS ENDED DECEMBER 31,

                                 1994

                                NL            PRO                                              % CHANGE (B)

                           HISTORICAL     FORMA(A)       1995(A)         1996(A)       1994-1995       1995-1996

                                                (IN MILLIONS)
Net sales:
  Kronos                      $770.1        $770.1        $  894.1       $  851.2         + 16%            - 5%
  Rheox                        117.9         117.9           129.8          134.9         + 10%            + 4%


                              $888.0        $888.0        $1,023.9       $  986.1         + 15%            - 4%



Operating income:
  Kronos                      $ 80.5        $ 62.6        $  141.6       $   51.9         +126%            -63%
  Rheox                         30.9          29.3            36.9           40.1         + 26%            + 9%


                              $111.4        $ 91.9        $  178.5       $   92.0         + 94%            -48%



Operating income
 margins:
  Kronos                         10%          8%               16%             6%
  Rheox                          26%         25%               28%            30%

TiO2 data:
  Sales volume
   (thousands of
   metric tons)                 376         376               366            388         -   3%            + 6%
  Average price
   index
   (1983=100)                   132         132               152            139         +  15%            - 9%

 (A) Operating income in 1996, 1995 and 1994 pro forma is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL, which adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $20 million annually as compared to amounts separately reported by NL.

(B)% change 1994 pro forma to 1995 amounts.

     Kronos' TiO2 operating income declined in 1996 primarily due to lower average selling prices, partially offset by higher sales volume. In billing currency terms, average TiO2 selling prices in 1996 were 9% lower than 1995. TiO2 selling prices began declining in the last half of 1995, and selling prices at the end of 1996 were 17% lower than at the end of 1995 and 8% below the average for 1996. While TiO2 prices declined in 1996, industry wide demand for TiO2 has grown, as Kronos' TiO2 sales volume increased 6% in 1996 to a record 388,000 metric tons, with improved sales volumes worldwide. Sales volumes in the second half of 1996 were 16% higher than the same period in 1995. In response to softening demand in the first half of 1996 and its high inventory levels at the end of 1995, Kronos curtailed production rates in early 1996. As demand increased during the last half of 1996 and inventories returned to more-normal levels, Kronos' production rates were increased to near full capacity in late 1996 and the average capacity utilization was 95% for the year. Kronos' production rates were 94% of its capacity in 1994 and at full capacity in 1995. Approximately one-half of Kronos' 1996 TiO2 sales, by volume, were attributable to markets in Europe, with 37% attributable to North America and the balance to export markets.

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

     Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 =
100) of 139 in 1996 was 9% lower than the 1995 index of 152 (1995 was 15% above the 1994 level). In comparison, the 1996 index was 21% below the 1990 price index of 175 and 9% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions. NL believes that the TiO2 industry has long-term growth potential, as a result of certain barriers to entry which inhibit industry capacity growth. The decline in TiO2 prices in 1996, NL believes, was due in part to the impact of recent debottlenecking projects increasing capacity, TiO2 customers de-stocking inventories in a period of declining prices, and greater competition for sales volume with more industry capacity available.

     NL expects its TiO2 operating margins will begin to improve during the second quarter of 1997 as the impact of recently-announced price increases takes effect. However, NL expects its 1997 TiO2 operating income to be below that of 1996, primarily because of anticipated lower average selling prices for TiO2 and lower technology fee income. While NL expects TiO2 prices will begin to increase during 1997, the average for 1997 is expected to be lower than the 1996 average price. NL expects demand for TiO2 to remain strong in 1997, and the continued growth in demand should result in significant improvement in average selling prices for TiO2 over the longer run.

     Rheox's 1996 operating results include a $2.7 million gain related to the reduction of certain U.S. employee pension benefits. Rheox's operating results improved in 1995 compared to 1994 primarily as a result of higher sales volume and higher average selling prices.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway, the United Kingdom and Canada). The U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. A significant amount of NL's sales are denominated in currencies other than the U.S. dollar (61% in 1996), principally major European currencies and the Canadian dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1996 sales by $14 million compared to 1995 and increased 1995 sales by $54 million compared to 1994.

COMPONENT PRODUCTS

                                         YEARS ENDED DECEMBER 31,                           % CHANGE

                                           1994           1995           1996          1994-95         1995-96

                                               (IN MILLIONS)
Net sales                                  $70.0         $80.2          $88.7           +15%            +11%
Operating income                            20.9          19.9           22.1           - 5%            +11%

Operating income margin                      30%           25%            25%


     Sales increased in both 1995 and 1996 compared to the respective prior year due primarily to higher volumes in the office workstation component and drawer slide lines. Drawer slide sales increased 18% in 1996 compared to 1995 and workstation component products were up 14%. Both office workstation components and drawer slide lines reported new highs in sales in each of the past three years. Lock volumes from a government contract completed in early 1995 have only been partially replaced, and consequently lock sales declined about 5% in 1996 compared to 1995. The Company signed a new $650,000 contract with the same government agency in December 1996, with shipments scheduled to be delivered in the first nine months of 1997. Operating income margins in 1995 were impacted by higher raw material costs, as competitive pressures prevented full recovery through higher selling prices, as well as costs associated with integrating the operations of a Canadian competitor acquired in August 1995.

     The new three-year collective bargaining agreement effective February 1997 covering CompX's Canadian employees provides for, among other things, wage rate increases of 2.5% to 3% per year.

     About 60% of the Company's component products sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate impact operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in 1995 compared with 1994 and unfavorably impacted 1996 operating results compared with 1995.

FAST FOOD

                                                YEARS ENDED DECEMBER 31,                    % CHANGE

                                           1994           1995           1996          1994-95         1995-96

                                               (IN MILLIONS)
Net sales                                  $115.5        $115.4         $116.0          - 0%           + 1%
Operating income                              9.0           7.5            8.9          -17%           +18%

Operating income margin                        8%            7%             8%

Arby's units operated:
  At end of year                              162            158            150         - 2%           - 5%
  Average during the year                     159            158            152         - 1%           - 4%


     Comparable store sales increased 2% in 1996 compared to 1995. Operating income and margins improved due to successful marketing promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and closure of certain under-performing units. Excluding the effect of a 53rd week in 1994, comparable store sales were relatively flat in 1995 compared to 1994, and margins in 1995 were adversely impacted by higher labor costs and discounts associated with competitive promotions.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 increased Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the first step of the October 1, 1996 wage rate increase. Any further increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would further increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

     Sybra opened 17 new stores during the past three years (one in 1996).
Sybra continually evaluates the profitability of its individual restaurants, closed 27 stores during the past three years (9 in 1996) and intends to continue to close unprofitable stores when appropriate. Costs associated with store closings were $1.4 million in 1994, $.9 million in 1995 and $1.2 million in 1996. Sybra currently expects a net increase of about three stores in 1997 as it plans to open six new stores and close at least three underperforming units. The first new unit for 1997 is currently under construction and is scheduled to open by the end of the first quarter.
     The Company has executed agreements involving the sale of its fast food operations conducted by Sybra. See Note 18 to the Consolidated Financial Statements. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

WASTE MANAGEMENT

     Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported a loss of $.5 million during the last two months of 1995 and a $6.4 million loss in 1996 during its development stage. The Company received its first wastes for disposal in February 1997.

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

GENERAL CORPORATE AND OTHER ITEMS

     General corporate. Net general corporate expenses in 1996 were lower than in 1995 due primarily to lower provisions for environmental remediation costs as well as the effect of a $2.8 million litigation settlement gain and a $2.3 million gain on disposition of a surplus grain facility in 1996. Net general corporate expenses in 1995 declined compared to the 1994 pro forma amount as lower environmental remediation and litigation costs at NL in 1995 more than offset NL's 1994 $20 million litigation settlement gain. General corporate expenses in 1997 are expected to be significantly higher than in 1996 due principally to the $30 million pre-tax charge from adoption of the new standard regarding accounting for environmental remediation liabilities. See Note 18 to the Consolidated Financial Statements. Securities earnings in 1994 were reduced by a first quarter 1994 decline in the market value of certain fixed-income investments, while average balances available for investment were lower in 1996 compared with 1995. Securities earnings is expected to increase significantly in 1997 due principally to the impact of (i) distributions to be received from The Amalgamated Sugar Company LLC, which will be reported as dividend income, and (ii) interest earned on Valhi's loans to Snake River Sugar Company. See
Note 20 to the Consolidated Financial Statements.

     Interest expense. Interest expense declined in 1996 due primarily to lower average variable interest rates, principally NL's DM-denominated debt, partially offset by higher average levels of such debt. Interest expense in 1995 approximated the 1994 pro forma amount as lower borrowing levels associated with NL's DM and other bank loans and lower average interest rates on NL's DM-denominated debt were offset by changes in currency exchange rates and higher average U.S. variable borrowing rates. Interest expense is expected to increase significantly in 1997 due to, among other things, Valhi's $250 million in loans from Snake River Sugar Company. See Note 20 to the Consolidated Financial Statements.

     At December 31, 1996, approximately $650 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed interest rates averaging 11.1%. The weighted average interest rate on $469 million of outstanding variable rate borrowings at December 31, 1996 was 5.3%, down from 6.4% on outstanding variable rate borrowings at December 31, 1995 and 7.4% at December 31, 1994. These declines in average interest rates are due in large part to lower rates on NL's DM-denominated borrowings.
     NL has significant DM-denominated variable interest rate borrowings and, accordingly, NL's interest expense is also subject to currency fluctuations. Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs, and NL's 13% Discount Notes do not require periodic interest payments until 1998. As a result, current cash interest expense payments are lower than accrual basis interest expense.

     Minority interest. Minority interest in earnings in 1996 consists principally of NL dividends paid to stockholders other than Valhi. Based on the continuing decline in TiO2 selling prices and the current TiO2 industry pricing outlook, NL's Board of Directors suspended its quarterly dividend in the fourth quarter of 1996. Because NL did not pay any dividends in 1995, all of NL's net income in 1995 accrued to Valhi for financial reporting purposes. Minority interest in earnings in 1995 (and pro forma 1994) relates to certain partially-owned foreign subsidiaries of NL, certain of which minority interest was purchased by Rheox in early 1996. At December 31, 1996, NL separately reported a shareholders' deficit of approximately $203 million and, as a result, no minority interest in NL Industries is recorded in the Company's consolidated balance sheet. Until such time as NL reports positive shareholders' equity in its separate financial statements, all of NL's undistributed earnings will accrue to the Company for financial reporting purposes.

PROVISION FOR INCOME TAXES

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate. As discussed in Note 20 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations are presented on the equity method during 1994, 1995 and 1996. Amalgamated is a member of the consolidated U.S. tax group of which Valhi and Contran are members, and consequently the Company did not provide any incremental income taxes related to such earnings. Certain subsidiaries, including NL, are not members of the consolidated U.S. tax group, and the Company does provide incremental income taxes on such earnings. Both of these factors impact the Company's overall effective tax rate.

     The provision for income taxes in 1995 includes net deferred income tax benefits resulting from changes in the U.S./Canada income tax treaty and the reduction of NL's deferred income tax valuation allowance to recognize the future benefit of certain tax credits. In both 1994 and 1996, the geographic mix of pre-tax income included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. All of these factors also impacted the Company's overall effective tax rate. See Note 15 to the Consolidated Financial Statements.

EQUITY IN EARNINGS OF AMALGAMATED

     As discussed in Note 20 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations are presented on the equity method during 1994, 1995 and 1996. Amalgamated's sales, operating income and net earnings for each of the past three years are presented in Note 20 to the Consolidated Financial Statements. Beginning in 1997, the Company will report distributions received from The Amalgamated Sugar Company LLC as dividend income.

     Average sugar selling prices in 1996 were 6% higher than in 1995. Reflecting a smaller crop size, refined sugar sales volume in 1996 (15.9 million cwt) decreased 13% from the record levels of 1995. An increased extraction rate in 1996, in part due to the implementation of certain recently-completed productivity improvement capital projects, along with a higher sugar content of the beets have resulted in a lower beet cost per hundredweight ("cwt")of sugar produced, lower aggregate sugar processing costs and improved FIFO-based earnings in 1996 compared to 1995.

     Refined sugar sales volume in 1995 (18.2 million cwt) was an all-time record. Due primarily to an abnormally high yield per acre, Amalgamated's sugar production from the crop harvested in the fall of 1994 was approximately 10% higher than its previous record crop. The record volume was aided by expiration of the U.S. government-imposed restrictive marketing allotments at the end of the third quarter of 1995, and fourth quarter 1995 volume was almost 50% higher than the same period in 1994 when marketing allotments were in effect.

     Average refined sugar selling prices in 1995 increased slightly (1%) compared to 1994 and were aided in part by the effect of marketing allotments imposed on domestic producers during the crop year ended September 30, 1995. To help reduce the relatively high level of sugar inventories resulting from the record crop, Amalgamated made limited sales into foreign markets during the first nine months of 1995, which sales were excluded from the domestic allotments. Net returns from foreign sales are typically lower than from domestic sales. The large sugarbeet crop harvested in the fall of 1994 and adverse weather conditions resulted in a long and difficult processing campaign. These factors, along with a lower sugar content of the beets, contributed to a 10% increase in per hundredweight ("cwt") crop processing costs.

     Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price paid for sugarbeets is, under the terms of contracts with the sugarbeet growers, a function of the average selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues and serve as a partial hedge against changing prices. However, the impact of related LIFO inventory adjustments can significantly affect operating income and margin comparisons relative to FIFO basis comparisons.

EQUITY IN EARNINGS OF NL PRIOR TO CONSOLIDATION

     As discussed in Note 3 to the Consolidated Financial Statements, the Company's interest in NL was reported by the equity method during 1994. As discussed above and in Note 3, the Company consolidated NL's results of operations beginning in 1995. The Company's equity in NL's separately-reported results of operations for 1994, summarized below, differs from its effective percentage interest in NL's separate results. Amortization of basis differences arising from purchase accounting adjustments made by the Company in conjunction with the acquisition of its interests in NL generally reduces earnings, or increases losses, as reported by the Company compared to amounts separately
reported by NL.     NL's sales and operating income are discussed under
"Chemicals" above.

                                                                                                     AMOUNT

                                                                                                 (IN MILLIONS)
Net sales                                                                                             $888.0



Operating income                                                                                      $111.3
Corporate, net                                                                                         (40.8)
Interest expense                                                                                       (83.9)

                                                                                                       (13.4)
Income tax expense                                                                                      (9.8)
Minority interest                                                                                        (.8)


Loss from continuing operations                                                                       $(24.0)



The Company's equity in NL's losses, including amortization of basis differences

                                                                                                      $(25.1)





DISCONTINUED OPERATIONS

     See Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

     General. The consolidation of NL's cash flows beginning in 1995 significantly impacts cash flow comparisons with 1994.

     Operating activities. Cash provided by operating activities before changes in assets and liabilities was $23 million in 1994, $126 million in 1995 and $88 million in 1996. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, the Company is not required to pay income taxes (approximately $39 million) related to Medite's 1996 asset sales of its timber and timberlands and Irish MDF subsidiary to such tax authorities until 1997. At that time, the payment of such cash income taxes will be shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets are shown as part of cash flow from investing activities. Cash flow from operating activities comparisons are also impacted by relatives changes in the Company's portfolio of marketable trading securities. Changes in such portfolio generated approximately $4 million of cash in 1994 and $51 million in 1995. Noncash interest expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 1996, the estimated cost to complete capital projects in process approximated $10 million, most of which relates to environmental protection and compliance programs and productivity-enhancing equipment at NL. The Company's total capital expenditures for 1997 are estimated at approximately $51 million, down from $76 million in 1996 due principally to lower planned spending by NL. Capital expenditures in 1997 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 1996, Valhi purchased $15 million of NL common stock, Rheox acquired the minority interest of certain of its non-U.S. subsidiaries for $5 million and Valhi contributed $17 million to Waste Control Specialists. During 1995, CompX International purchased the assets of a Canadian workstation/drawer slide competitor for an aggregate of $6 million, Valhi purchased $13 million of NL common stock and Valhi invested $5 million in Waste Control Specialists. During 1994, Valhi purchased $15 million of NL common stock.

     Financing activities. Net borrowings in 1996 include (i) DM 144 million ($96 million when borrowed) under NL's DM credit facility used primarily to both fund NL's operations and fund the German income tax settlement payments discussed below and (ii) $13 million under Valhi short-term credit facilities. Repayments of indebtedness include scheduled principal payments on NL term loans.

     Net repayments of indebtedness in 1995 relate primarily to (i) $39 million of net short-term borrowings under NL DM-denominated short-term credit lines and
(ii) principal repayments under NL term loans, including a $10 million prepayment under Rheox's term loan.

     After giving effects to the amendments to the DM credit facility and the Rheox term loan discussed below, unused lines of credit available for borrowing under revolving credit facilities at December 31, 1996, including the DM facility, approximated $124 million.

CHEMICALS - NL INDUSTRIES

     Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. During 1996, declining TiO2 prices unfavorably impacted NL's operating income and cash flows from operations comparisons with 1995. NL generated $58 million in cash flows from operating activities before changes in assets and liabilities in 1996 compared to $105 million in 1995 and $39 million in 1994. Relative changes in NL's inventories, receivables and payables (excluding the effect of foreign currency translation), including relative changes in NL's portfolio of marketable trading securities, used $42 million of net cash in 1996, compared to a $33 million use of net cash in 1995.

     Average TiO2 selling prices began a downward trend in the last half of 1995, which trend continued throughout 1996. NL expects TiO2 prices will begin to increase during 1997, although NL's average TiO2 selling price in 1997 is expected to be lower than the 1996 average. However, no assurance can be given that price trends will conform to NL's expectations and future cash flows will be adversely affected should price trends be lower than NL's expectations. In order to improve its near-term liquidity, NL refinanced Rheox's term loan in January 1997, generating approximately $125 million cash, and used the net cash proceeds, along with other available funds, to prepay a portion of the DM credit facility. See Note 9 to the Consolidated Financial Statements. In addition, NL and its lenders modified certain financial covenants of the DM credit facility, and NL has guaranteed the facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998).
     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     NL's capital expenditures during the past three years aggregated $168 million, including $67 million ($26 million in 1996) for NL's ongoing environmental protection and compliance programs, including a Canadian waste acid neutralization facility, a Norwegian onshore tailings disposal system and various off-gas desulfurization systems. NL's estimated 1997 capital expenditures are $35 million and include $3 million in the area of environmental protection and compliance, primarily related to the off-gas desulfurization and water treatment chemical purification systems. NL spent $9 million in 1995 and $18 million in 1996, and plans to spend an additional $8 million in 1997, in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that is expected to increase NL's worldwide annual attainable TiO2 production capacity to about 410,000 metric tons in 1997. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     NL and its subsidiaries held $114 million of cash and cash equivalents (44% held by non-U.S. subsidiaries at December 31, 1996), of which $11 million is restricted. At December 31, 1996, after giving effect for the refinancing discussed above, NL had cash and cash equivalents of $87 million and had $9 million and $102 million available for borrowing under existing U.S. and non-U.S. credit facilities, respectively. The terms of intercompany notes from KII payable to NL mirror the terms of NL's publicly-traded debt and are designed to facilitate the flow of funds from NL's subsidiaries to service such indebtedness. At December 31, 1996, NL had complied with, or had obtained a waiver for, all financial covenants governing its debt agreements.
     Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. NL has reached an agreement with the German tax authorities regarding examinations which resolve certain significant tax contingencies for years through 1990. NL received certain final assessments and paid approximately DM 50 million ($32 million when paid), including interest, in 1996 in final settlement of the agreed issues. Certain other German tax contingencies remain outstanding and will continue to be litigated. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($64 million at December 31, 1996) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 1996, NL had recorded net deferred tax liabilities of $152 million. NL, which is not a member of the Contran Tax Group, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $207 million at December 31, 1996, principally related to the U.S. and Germany, offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     In addition to the chemicals businesses conducted through Kronos and Rheox, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses.
     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($113 million at December 31, 1996) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 18 to the Consolidated Financial Statements.

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

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any future acquisition, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the Indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS

     Waste Control Specialists capital expenditures from its November 1995 formation through 1996 approximated $12 million. Estimated capital expenditures for projects in process, substantially all of which relate to the West Texas facility, are approximately $4 million and are expected to be incurred principally in 1997. Such capital expenditures, along with its development stage operating losses, will be funded primarily from Valhi's $25 million of capital contributions ($5 million in 1995, $17 million in 1996 and the remaining $3 million in 1997) as well as certain debt financing provided to Waste Control Specialists by Valhi. See Note 8 to the Consolidated Financial Statements.

OTHER

     The Company continues to explore additional expansion and/or acquisition opportunities for its component products business. At December 31, 1996, CompX had $5 million of borrowing availability under existing Canadian credit agreements, and Sybra had $28 million of borrowing availability under its existing revolving credit agreements.

     Condensed cash flow data for Medite and Amalgamated is presented in Notes 19 and 20, respectively, to the Consolidated Financial Statements.

     Medite has made certain representations and warranties to the purchasers of its timber and timberlands, Irish MDF subsidiary and Oregon MDF facility concerning, among other things, the assets sold. Such representations are customary in transactions of these types. Medite has agreed to indemnify the three purchasers for up to an aggregate of $6.5 million for certain breaches of these representations and warranties. As part of the transactions, Valhi has agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations.

GENERAL CORPORATE - VALHI AND VALCOR

     Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, Valcor and Waste Control Specialists). Valcor is an intermediate parent company with operations conducted through its subsidiaries (CompX International and Sybra). Accordingly, Valhi's and Valcor's long-term ability to meet their respective corporate obligations are dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter. Suspension of NL's dividend is not currently expected to materially adversely impact Valhi's financial position or liquidity. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted the Company's ability to service parent company level obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

     Valhi's LYONs do not require current cash debt service. Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. Cash income taxes that would have been triggered at December 31, 1996 by exchanges of all of the outstanding LYONs for Dresser stock at such date were approximately $33 million. Valhi continues to receive regular quarterly Dresser dividends (presently $.17 per quarter) on the escrowed shares. In addition, the Company is required, at the option of the holder, to purchase the LYONs in October 1997 at the accreted value of approximately $405 per $1,000 principal amount at maturity (approximately $153 million in October 1997). Such redemption price may be paid, at the option of Valhi, in cash, Dresser common stock, or a combination thereof. At December 31, 1996, the LYONs had an accreted value equivalent to approximately $26 per Dresser share, and the market price of the Dresser common stock was $31 per share. As long as the value of the underlying Dresser shares exceeds the accreted value of the LYONS, the Company does not expect a significant number of LYONs holder to seek redemption. Because the LYONS are redeemable at the option of the LYON holder in October 1997, the LYONS are classified as a current liability and the Dresser shares are classified as a current asset at December 31, 1996.
     During 1995 and 1996, Valhi purchased an additional $13 million and $15 million, respectively, of NL common stock. In January 1997, Valhi made its final $3 million contribution to Waste Control Specialists, following $5 million contributed in 1995 and $17 million in 1996.

     In February 1997, the Company entered into a $4 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% and are due no later than December 31, 1997.

     The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, is available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. At December 31, 1996, Valcor had cash, cash equivalents and demand loans to subsidiaries of approximately $140 million, a portion of which will be used to pay cash income taxes in 1997 related to Medite's 1996 asset disposals as discussed above. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor is not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor announced it had initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer will expire on April 24, 1997, unless extended by Valcor. The amount of Valcor Notes which will ultimately be purchased by Valcor pursuant to the tender offer is dependent upon the amount of Valcor Notes properly tendered. Consequently, there can be no assurance as to the amount of Valcor Notes which will ultimately be purchased by Valcor. The net proceeds from any disposition of the Company's fast food operations, net of repayments of Sybra's bank indebtedness, would similarly be available for Valcor's general corporate purposes. If the disposition of the Company's fast food operations is completed and none of those net proceeds are used as provided in the Indenture, a portion of the Notes would be subject to a subsequent tender offer.

     Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar business to Snake River Sugar Company, including a net $11.5 million received from Amalgamated as a pre-closing dividend. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997. See Note 20 to the Consolidated Financial Statements. Valhi currently expects that distributions received from the LLC, which are dependent in part upon the future operations of the LLC, will exceed its debt service requirements under its $250 million loans from Snake River. The cash proceeds to Valhi upon the transfer of control of Amalgamated's operations to Snake River, including amounts to be collected in the future from Valhi's $192 million loans to Snake River, will be available for Valhi's general corporate purposes. The Company understands that Snake River intends to refinance at least $100 million of such loans with a third party lender during 1997; however there can be no assurance that any such refinancing will occur.

     As discussed in Note 20 to the Consolidated Financial Statements, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in January 2002, and the LLC has the right to redeem the Company's interest in the LLC beginning in January 2027. In addition, beginning in January 2002 the Company has the right to require Snake River to purchase the Company's interest in the LLC. The redemption/purchase price is generally $250 million plus the amount of any deferrals of cash distributions from the LLC. In the event the Company either requires the LLC to redeem the Company's interest in the LLC or requires Snake River to purchase the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call the $250 million of Valhi loans. If the Company requires the LLC to redeem the Company's interest in the LLC, then Snake River is required, under the terms of the LLC Company Agreement, to contribute to the LLC the cash received from calling the Valhi loans. Redemption or purchase of the interest in the LLC as discussed above would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption/purchase price due to Snake River's ability to call its $250 million loans to Valhi. In addition, such net cash proceeds could be less than the income taxes that would become payable as a result of the disposition.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement. See Note 17 to the Consolidated Financial Statements.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)Financial Statements and Schedules

          The Registrant

               The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F) are filed as part of this Annual Report.

          50%-or-less owned persons or subsidiaries not consolidated.

          Consolidated financial statements of Waste Control Specialists LLC and The Amalgamated Sugar Company are filed as part of this Annual Report pursuant to Rule 3.09 of Regulation S-X.


 (b)           Reports on Form 8-K

                    Reports on Form 8-K filed for the quarter ended December 31,
               1996.

               October 25, 1996    - Reported Items 5 and 7.
               October 28, 1996  - Reported Items 5 and 7.
               October 31, 1996  - Reported Items 5 and 7.
               November 20, 1996 - Reported Items 5 and 7.
               December 31, 1996 - Reported Items 2 and 7.


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


Item No.                                    Exhibit Index


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

10.2 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1996 - incorporated by reference to Exhibit 10.41 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.3 Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.4              Form of Guarantee between Valhi, Inc. and Rogue
                  Resources LLC.

10.5 Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.6              Form of Guarantee between Valhi, Inc. and Willamette
                  Industries, Inc.

10.7 Asset Purchase Agreement between Medite Corporation and SierraPine, a California limited partnership, dated January 31, 1997 - incorporated by reference to Exhibit
                  10.6 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.8              Form of Guarantee between Valhi, Inc. and SierraPine.

10.9 Asset Purchase Agreement between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated December 23, 1996 - incorporated by reference to
                  Exhibit 10.7 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.10 Stock Purchase Agreement between Valcor, Inc. and I.C.H. Corporation dated February 7, 1997 - incorporated by reference to Exhibit 10.8 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.11*            Valhi, Inc. 1987 Incentive Stock Option - Stock
                  Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.12*            Valhi, Inc. 1997 Stock Option Plan.

10.13* Valhi, Inc. 1990 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 4.1 of a Registration Statement on Form S-8 (No. 33-41508) filed by the Registrant.

10.14* Executive Severance Agreement effective as of February 16, 1994 by and between Joseph S. Compofelice (Executive Vice President of the Registrant) and NL - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.

10.15*            1989 Long Term Performance Incentive Plan of NL
                  Industries, Inc. - incorporated by reference to Exhibit B to NL's Proxy Statement on Schedule 14A (File No. 1-
                  640) for the annual meeting held on May 8, 1996.

10.16* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit
                  10.26 to NL's Annual Report on Form 10-K (File No. 1-
                  640) for the year ended December 31, 1992.

10.17* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting held on May 8, 1996.

10.18 Second Amended and Restated Loan Agreement dated January 31, 1997 among Kronos International, Inc., the banks set forth therein and Hypobank International S.A., as Agent - incorporated by reference to Exhibit
                  10.2 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.19 Formation Agreement dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company of The Amalgamated Sugar Company LLC.

10.20 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31,
                  1996).

10.21 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997.

10.22 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997.

10.23 Loan and Security Agreement between Snake River Sugar Company, as Borrower, and Valhi, Inc., as Lender, dated January 3, 1997.

10.24 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.
10.25 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.26 Amendment No. 1 to Joint Venture Agreement dated as of December 20, 1995 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
                  Exhibit 10.20 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.27 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                  Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.28 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.29 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.30 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.31 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.32 Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to
                  Exhibit 10.16 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.33 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.34 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to
                  Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.35 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.36 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit
                  10.20 to NL's Annual Report on Form 10-K (File No. 1-
                  640) for the year ended December 31, 1991.

21.1              Subsidiaries of the Registrant.

23.1              Consent of Coopers & Lybrand L.L.P.

23.2              Consent of KPMG Peat Marwick LLP.

23.3              Consent of Arthur Andersen LLP.

27.1              Financial Data Schedule for the year ended December 31,
                  1996.

27.2 Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1996, (ii) six-month period ended June 30, 1996 and (iii) nine-month period ended September 30, 1996.

27.3 Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1995, (ii) six-month period ended June 30, 1995, (iii) nine-month period ended September 30, 1995 and (iv) year ended December 31, 1995.

27.4              Reclassified Financial Data Schedule for the year ended
                  December 31, 1994.


*  Management contract, compensatory plan or agreement.
                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By: /s/ Harold C. Simmons

                                   Harold C. Simmons, March 20, 1997
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Norman S. Edelcup                        /s/ Harold C. Simmons


Norman S. Edelcup, March 20, 1997       Harold C. Simmons, March 20, 1997
(Director)                              (Chairman of the Board, President
                                    and Chief Executive Officer)
/s/ Kenneth R. Ferris                     /s/ Glenn R. Simmons

Kenneth R. Ferris, March 20, 1997       Glenn R. Simmons, March 20, 1997
(Director)                              (Vice Chairman of the Board)



/s/ J. Walter Tucker, Jr.                /s/ Bobby D. O'Brien

J. Walter Tucker, Jr., March 20, 1997   Bobby D. O'Brien, March 20, 1997
(Director)                              (Vice President,
                                    Principal Financial Officer)



                                    /s/ Gregory M. Swalwell

                                   Gregory M. Swalwell, March 20, 1997
                                   (Controller,
                                    Principal Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                PAGE

  Reports of Independent Accountants                               F-1/F-3

  Consolidated Balance Sheets - December 31, 1995 and 1996         F-4/F-5

  Consolidated Statements of Income -
   Years ended December 31, 1994, 1995 and 1996                    F-6/F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1994, 1995 and 1996                    F-8/F-10

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1994, 1995 and 1996                    F-11

  Notes to Consolidated Financial Statements                       F-12/F-53



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

  Schedule I  - Condensed financial information of Registrant      S-2/S-9

  Schedule II - Valuation and qualifying accounts                  S-10/S-11


     Schedules III and IV are omitted because they are not applicable.
                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

     We have audited the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Amalgamated Sugar Company as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, which constituted approximately 15% and 2% of consolidated assets as of December 31, 1995 and 1996, respectively, and whose results of operations are presented on the equity method in the accompanying consolidated statements of income. We also did not audit the financial statements of Medite Corporation as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, which constituted approximately 8% of consolidated assets as of December 31, 1995 and whose results of operations are reported as discontinued operations in the accompanying consolidated statements of income. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for such companies, is based solely upon their reports.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.




                                                      COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 7, 1997
                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

     We have audited the balance sheets of The Amalgamated Sugar Company as of December 31, 1995 and 1996, and the related statements of income and shareholder's equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP

Salt Lake City, Utah
January 31, 1997
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

     We have audited the consolidated balance sheet of Medite Corporation as of December 31, 1995, and the related consolidated statements of income, redeemable preferred stock and common stockholder's equity and cash flows for each of the two years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1996
                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

              ASSETS
                                                                                    1995               1996

Current assets:
  Cash and cash equivalents                                                      $  170,908          $  255,679
  Marketable securities                                                                -                142,478
  Accounts and other receivables                                                    228,940             164,844
  Receivable from affiliates                                                          3,529              13,931
  Inventories                                                                       518,304             251,597
  Prepaid expenses                                                                    7,249               7,537
  Deferred income taxes                                                               2,636               1,597


      Total current assets                                                          931,566             837,663


Other assets:
  Marketable securities                                                             144,256              17,258
  Investment in joint ventures                                                      190,518             196,697
  Investment in Amalgamated Sugar Company                                              -                 34,070
  Natural resource properties                                                        95,774              36,441
  Prepaid pension cost                                                               24,767              25,313
  Goodwill                                                                          252,773             258,359
  Deferred income taxes                                                                 788                 223
  Other assets                                                                       57,084              48,719


      Total other assets                                                            765,960             617,080


Property and equipment:
  Land                                                                               43,313              37,538
  Buildings                                                                         212,729             189,875
  Equipment                                                                         913,763             610,545
  Construction in progress                                                           20,709              15,723

                                                                                  1,190,514             853,681
  Less accumulated depreciation                                                     315,827             163,442


      Net property and equipment                                                    874,687             690,239


                                                                                 $2,572,213          $2,144,982



                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1995 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     1995               1996

Current liabilities:
  Notes payable                                                                   $  145,932          $   38,732
  Current maturities of long-term debt                                                63,752             235,648
  Accounts payable and accrued liabilities                                           393,119             203,242
  Payable to affiliates                                                               10,188              47,387
  Income taxes                                                                        44,849               8,148
  Deferred income taxes                                                                4,496              30,523


      Total current liabilities                                                      662,336             563,680


Noncurrent liabilities:
  Long-term debt                                                                   1,084,284             844,468
  Accrued pension cost                                                                70,040              59,215
  Accrued OPEB cost                                                                   78,410              56,257
  Accrued environmental costs                                                        115,577             109,908
  Deferred income taxes                                                              239,444             178,049
  Other                                                                               44,765              29,237


      Total noncurrent liabilities                                                 1,632,520           1,277,134


Minority interest in NL Industries                                                      -                   -
Minority interest in NL foreign subsidiaries                                           3,066                 249


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                                              -                   -
  Common stock, $.01 par value; 150,000 shares
   authorized; 124,633 and 124,768 shares issued                                       1,246               1,248
  Additional paid-in capital                                                          34,604              35,258
  Retained earnings                                                                  263,777             282,766
  Adjustments:
    Marketable securities                                                             55,629              65,105
    Currency translation                                                              (7,430)             (6,210)
    Pension liabilities                                                               (2,881)             (3,160)
  Treasury stock, at cost - 10,103 and 10,126 shares                                 (70,654)            (71,088)


      Total stockholders' equity                                                     274,291             303,919


                                                                                  $2,572,213          $2,144,982




Commitments and contingencies (Notes 3, 15, 18, 19 and 20)
                          VALHI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PRO FORMA

                                                     1994*             1994*             1995*              1996

                                                                   (UNAUDITED)
Revenues and other income:
  Net sales                                          $185,522        $1,073,476         $1,219,547         $1,190,791
  Other, net                                            5,332            48,359             28,970             41,441


                                                      190,854         1,121,835          1,248,517          1,232,232

Costs and expenses:
  Cost of sales                                       142,807           803,231            841,847            909,287
  Selling, general and
   administrative                                      23,932           243,542            221,371            211,699
  Interest                                             21,468           105,394            105,222            100,195


                                                      188,207         1,152,167          1,168,440          1,221,181

                                                        2,647           (30,332)            80,077             11,051
Equity in earnings (losses) of:
  Amalgamated Sugar Company                            13,889            13,889              8,900             10,009
  Waste Control Specialists                              -                 -                  (554)            (6,407)
  NL prior to consolidation                           (25,078)             -                 -                   -



    Income (loss) from
     continuing operations
     before taxes                                      (8,542)          (16,443)            88,423             14,653

Income taxes (benefit)                                 (9,864)           (9,590)            29,893              3,511
Minority interest                                        -                  843                622              6,915


    Income (loss) from
     continuing operations                              1,322        $   (7,696)            57,908              4,227



Discontinued operations                                10,278                               10,607             37,819


    Net income                                       $ 11,600                           $   68,515         $   42,046




                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PRO FORMA

                                                     1994*            1994*             1995*           1996

                                                                  (UNAUDITED)
Earnings per common share:
  Continuing operations                               $.01           $(.07)              $.51            $.04


  Discontinued operations                              .09                                .09             .33


    Net income                                        $.10                               $.60            $.37




Cash dividends per share                              $.08                               $.12            $.20




Weighted average common shares
 outstanding                                    114,303        114,303           114,437           114,622






* Reclassified.
                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                                   1994*             1995*              1996


Operating activities:
  Net income                                                       $ 11,600          $ 68,515          $ 42,046
  Depreciation, depletion and
   amortization                                                       7,843            68,640            69,915
  Noncash interest expense                                           10,780            31,186            33,790
  Deferred income tax benefits                                       (9,785)          (11,976)           (9,581)
  Minority interest                                                    -                  622             6,915
  Other, net                                                          2,110           (11,920)          (13,615)
  Equity in:
    Medite Corporation                                              (18,347)          (10,607)          (37,819)
    Amalgamated Sugar Company                                       (13,889)           (8,900)          (10,009)
    Waste Control Specialists                                          -                  554             6,407
    NL prior to consolidation                                        25,078              -                 -
    Tremont Corporation, net                                          8,069              -                 -

                                                                     23,459           126,114            88,049

  Medite, net                                                        33,096            18,464            24,882
  Amalgamated Sugar Company, net                                     14,735            41,692            24,587
  Change in assets and liabilities:
    Accounts and other receivables                                     (765)           (3,381)            1,617
    Inventories                                                      (2,244)          (57,503)            6,723
    Accounts payable and accrued
     liabilities                                                      3,972           (20,169)           (3,241)
    Income taxes                                                     (1,328)           14,987           (40,199)
    Accounts with affiliates                                         (2,495)           (2,789)           (5,959)
    Other, net                                                         (972)            5,704           (15,244)
    Trading securities:
      Sale proceeds                                                  29,375            51,286              -
      Purchases                                                     (25,000)             (762)             -


        Net cash provided by
         operating activities                                        71,833           173,643            81,215




                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                                   1994*              1995*             1996


Investing activities:
  Capital expenditures                                             $(14,420)        $ (78,267)         $ (75,896)
  Purchases of minority interest:
    NL common stock                                                 (15,060)          (13,250)           (14,627)
    Subsidiaries of NL                                                 -                 -                (5,168)
  Investment in Waste Control
   Specialists                                                         -               (5,000)           (17,000)
  Purchase of business unit                                            -               (5,982)              -
  Loans to affiliates:
    Loans                                                           (16,550)          (62,000)            (7,800)
    Collections                                                      16,550            59,000             10,800
  Medite, net                                                       (32,728)          (12,527)           165,935
  Amalgamated Sugar Company, net                                    (26,633)          (24,013)           (13,460)
  Other, net                                                          4,645             1,108              7,117


      Net cash provided (used) by
       investing activities                                         (84,196)         (140,931)            49,901


Financing activities:
  Indebtedness:
    Borrowings                                                       37,203           161,233            253,261
    Principal payments                                              (45,982)         (154,516)          (214,762)
  Loans from affiliates:
    Loans                                                              -                 -                 7,844
    Repayments                                                         -                 -                  (600)
  Valhi dividends                                                    (9,145)          (13,809)           (23,057)
  Distributions to minority interest                                   -                  (14)            (7,416)
  Medite, net                                                        29,772           (10,940)           (64,018)
  Amalgamated Sugar Company, net                                     18,140           (20,208)             4,329
  Other, net                                                            229             1,153                916


      Net cash provided (used)
       by financing activities                                       30,217           (37,101)           (43,503)


Net increase (decrease)                                            $ 17,854         $  (4,389)         $  87,613




                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                                   1994*             1995*              1996


Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and
     financing activities                                          $ 17,854          $ (4,389)         $ 87,613
    Currency translation                                               (420)            4,550            (2,842)
    Consolidation of NL                                             131,124              -                 -

                                                                    148,558               161            84,771
  Balance at beginning of year                                       22,189           170,747           170,908


  Balance at end of year                                           $170,747          $170,908          $255,679




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized:
    Continuing operations -
     consolidated companies                                        $ 10,612          $ 73,881          $ 65,228
    Amalgamated, net                                                  6,971            13,073             9,205
    Discontinued operations                                           5,824             8,010             8,014
    Eliminations                                                       (210)             (720)             (257)


                                                                   $ 23,197          $ 94,244          $ 82,190


  Income taxes:
    Continuing operations -
     consolidated companies, net                                   $  3,665          $ 29,588          $ 58,013
    Amalgamated, net                                                 10,507             2,623             6,631
    Discontinued operations, net                                      9,135             6,461              (100)


                                                                   $ 23,307          $ 38,672          $ 64,544







* Reclassified.
                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                        ADDITIONAL
                                             COMMON       PAID-IN      RETAINED
                                             STOCK       CAPITAL       EARNINGS

Balance at December 31, 1993                 $1,244       $33,409       $222,810

Net income                                     -             -            11,600
Cash dividends                                 -             -            (9,145)
Dividend - Tremont common stock                -             -           (16,194)
Adjustments, net                               -             -              -
Other, net                                        1           (68)          -


Balance at December 31, 1994                  1,245        33,341        209,071

Net income                                     -             -            68,515
Cash dividends                                 -             -           (13,809)
Adjustments, net                               -             -              -
Other, net                                        1         1,263           -


Balance at December 31, 1995                  1,246        34,604        263,777

Net income                                     -             -            42,046
Cash dividends                                 -             -           (23,057)
Adjustments, net                               -             -              -
Other, net                                        2           654           -
Balance at December 31, 1996                 $1,248       $35,258       $282,766





                                                             ADJUSTMENTS                       TOTAL


                                             MARKETABLE       CURRENCY        PENSION        TREASURY    STOCKHOLDERS'
                                             SECURITIES     TRANSLATION     LIABILITIES       STOCK         EQUITY

Balance at December 31, 1993                   $41,075        $(17,776)        $(1,619)      $(71,642)       $207,501

Net income                                        -               -               -              -             11,600
Cash dividends                                    -               -               -              -             (9,145)
Dividend - Tremont common stock                     73           1,439             445           -            (14,237)
Adjustments, net                                (3,479)          4,209             668           -              1,398
Other, net                                        -               -               -             1,374           1,307


Balance at December 31, 1994                    37,669         (12,128)           (506)       (70,268)        198,424

Net income                                        -               -               -              -             68,515
Cash dividends                                    -               -               -              -            (13,809)
Adjustments, net                                17,960           4,698          (2,375)          -             20,283
Other, net                                        -               -               -              (386)            878


Balance at December 31, 1995                    55,629          (7,430)         (2,881)       (70,654)        274,291

Net income                                        -               -               -              -             42,046
Cash dividends                                    -               -               -              -            (23,057)
Adjustments, net                                 9,476           1,220            (279)          -             10,417
Other, net                                        -               -               -              (434)            222



Balance at December 31, 1996                   $65,105        $ (6,210)        $(3,160)      $(71,088)       $303,919



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

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The Company has not consolidated the financial position of its refined sugar operations conducted by The Amalgamated Sugar Company at December 31, 1996 because control of such operations was temporary at that date. Certain prior year amounts have been reclassified to conform to the current year presentation. See Notes 19 and 20.

       Pro forma information (unaudited). The accompanying consolidated financial statements include certain pro forma financial information as if the Company's December 31, 1994 consolidation of NL Industries, Inc. (see
Note 3) had occurred as of January 1, 1994. All such pro forma information is unaudited.

       Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments, net of related deferred income tax effects, are accumulated in the currency translation adjustments component of stockholders' equity. Currency transaction gains and losses are recognized in income currently.

       Net sales. Sales are recorded when products are shipped (fast food sales at the time of retail sale).

       Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately 3% of total inventories at December 31, 1996 (1995 - 43%). Other inventory costs are generally based on average cost or the first-in, first-out method.

       Cash and cash equivalents. Cash equivalents, including restricted cash, include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Restricted cash at December 31, 1995 and 1996 represents amounts restricted pursuant to outstanding letters of credit and certain indebtedness agreements ($10 million and $11 million, respectively).
       Marketable securities and securities transactions. Marketable debt and equity securities are carried at market, based upon quoted market prices. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses are based upon the specific identification of the securities sold.

       Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences, which were not material at December 31, 1996, are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

       Natural resource properties and depletion. Timber and timberlands and mining properties are stated at cost less accumulated depletion. Depletion is computed primarily by the unit-of-production method.

       Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 29.5 years at December 31, 1996) and is stated net of accumulated amortization of $18.1 million at December 31, 1996 (1995 - $9.4 million). Substantially all goodwill relates to NL Industries. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the fair value of the applicable subsidiary. At December 31, 1996, the quoted market price of NL common stock ($10.88 per share) was in excess of the Company's net investment in NL at that date ($5.21 per NL share held).

       Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefited and are stated net of accumulated amortization of $15.2 million at December 31, 1996 (1995 - $11.5 million).

       Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments and comprising continuing operations were nil in 1994 (pro forma 1994 - $1 million), $1 million in 1995 and $2 million in 1996.

       Depreciation is computed principally by the straight-line and unit-of-production methods over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment.

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

       Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates not included in the Contran Tax Group. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" realization criteria.

       Earnings per share. Earnings per share of common stock is based upon the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because the dilutive effect is either not material or antidilutive.

       Other. Advertising costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, aggregated $9 million in 1994 (pro forma 1994 - $11 million), and $12 million in each of 1995 and 1996.
       Research and development costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, were $400,000 in 1994 (pro forma 1994 - $10 million) and $11 million in each of 1995 and 1996.

       Deferred technology fee income was amortized by the straight-line method over three years through October 1996.

       The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in any of the past three years.

       Accounting and funding policies for retirement and postretirement benefits other than pensions ("OPEB") plans are described in Note 16, and accounting policies for environmental remediation costs are described in Note 18.
NOTE 2 -       BUSINESS AND GEOGRAPHIC SEGMENTS:
                                                                 % OWNED AT
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            DECEMBER 31, 1996


  Chemicals             NL Industries, Inc.                          56%
  Component products    CompX International Inc.                    100%
  Fast food             Sybra, Inc.                                 100%
  Waste management*     Waste Control Specialists LLC                50%

* Unconsolidated equity affiliate

                                                                         YEARS ENDED DECEMBER 31,

                                                                    PRO FORMA

                                                      1994             1994              1995                1996

                                                                   (UNAUDITED)
                                                                              (IN MILLIONS)
Net sales:
  Chemicals                                            $  -           $  888.0         $1,023.9           $  986.1
  Component products                                     70.0             70.0             80.2               88.7
  Fast food                                             115.5            115.5            115.4              116.0


                                                       $185.5         $1,073.5         $1,219.5           $1,190.8



Operating income:
  Chemicals                                            $  -           $   91.9         $  178.5           $   92.0
  Component products                                     20.9             20.9             19.9               22.1
  Fast food                                               9.0              9.0              7.5                8.9

                                                         29.9            121.8            205.9              123.0
General corporate items:
  Securities earnings                                     4.1              8.0             13.6               10.2
  General expenses and other, net                        (9.9)           (54.7)           (34.3)             (22.0)
  Interest expense                                      (21.5)          (105.4)          (105.2)            (100.2)


                                                          2.6            (30.3)            80.0               11.0

Equity in:
  Amalgamated Sugar Company                              13.9             13.9               8.9              10.0
  Waste Control Specialists                               -               -                  (.5)             (6.4)
  NL prior to consolidation                             (25.1)             -               -                   -


    Income (loss) from continuing
     operations before taxes                           $ (8.6)        $  (16.4)        $   88.4           $   14.6


                                                                        YEARS ENDED DECEMBER 31,

                                                                    PRO FORMA

                                                     1994              1994              1995               1996

                                                                   (UNAUDITED)
                                                                             (IN MILLIONS)
Depreciation, depletion and
 amortization:
  Chemicals                                           $  -                              $   60.0          $   60.9
  Component products                                     1.8                                 2.2               2.5
  Fast food                                              5.9                                 6.0               6.0
  Corporate                                               .1                                  .4                .5


                                                      $  7.8                            $   68.6          $   69.9



Capital expenditures:
  Chemicals                                           $  -                              $   64.2          $   66.9
  Component products                                     3.4                                 2.0               2.3
  Fast food                                             10.8                                12.0               6.1
  Corporate                                               .2                                  .1                .6


                                                      $ 14.4                            $   78.3          $   75.9



Geographic segments

  Net sales - point of origin:
    United States                                     $139.4         $  442.9           $  477.1          $  487.0
    Europe                                               -              587.3              703.2             653.8
    Canada                                              46.1            169.1              197.4             205.1
    Eliminations                                         -             (125.8)            (158.2)           (155.1)


                                                      $185.5         $1,073.5           $1,219.5          $1,190.8



  Net sales - point of
   destination:
    United States                                     $166.4         $  404.9           $  429.7          $  447.2
    Canada                                              17.2             81.5               83.3              84.2
    Europe                                                .5            469.4              581.2             524.4
    Other                                                1.4            117.7              125.3             135.0


                                                      $185.5         $1,073.5           $1,219.5          $1,190.8



  Operating income:
    United States                                     $ 16.8         $   64.9           $   88.4          $   85.1
    Europe                                               -               33.9               85.0              10.0
    Canada                                              13.1             23.0               32.5              27.9


                                                      $ 29.9         $  121.8           $  205.9          $  123.0





Identifiable assets                                                                    DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN MILLIONS)
  Business segments:
    Chemicals                                                                          $1,586.6        $1,576.5
    Refined sugar                                                                         386.7             -
    Building products                                                                     200.4            44.2
    Component products                                                                     44.4            48.4
    Fast food                                                                              74.4            75.6
    Waste management                                                                        4.6            15.2

                                                                                        2,297.1         1,759.9
    Corporate and eliminations                                                            275.1           385.1


                                                                                       $2,572.2        $2,145.0



  Geographic segments:
    United States                                                                      $  971.6        $  506.5
    Europe                                                                              1,100.7         1,039.8
    Canada                                                                                224.8           213.6

                                                                                        2,297.1         1,759.9
  Corporate and eliminations                                                              275.1           385.1


                                                                                       $2,572.2        $2,145.0




       NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's component products (CompX International) and fast food (Sybra) subsidiaries are owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. Each of NL (NYSE: NL) and Valcor are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

       Capital expenditures exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method.

       Corporate assets consist principally of cash, cash equivalents and marketable securities. At December 31, 1996, approximately 11% of corporate assets were held by NL (1995 - 27%). Valhi has a wholly-owned captive insurance company ("Valmont") registered in Vermont. Valmont's operations, which are not significant, are included in general expenses and other, net.

       At December 31, 1996, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $460 million.
NOTE 3 -  BUSINESS COMBINATIONS:

     NL Industries, Inc. (NYSE: NL). At the beginning of 1994, Valhi held 48% of NL's outstanding common stock and accounted for its interest in NL by the equity method during the year ended December 31, 1994. During 1994, Valhi purchased additional NL shares in market transactions for an aggregate of approximately $15 million, and thereby increased its direct ownership of NL to more than 50% in mid-December 1994. The Company accounted for such increase in its interest in NL by the purchase method (step purchase) and, accordingly, consolidated NL's financial position as of December 31, 1994 and consolidated NL's results of operations and cash flows beginning in 1995. During 1995 and 1996, the Company purchased additional NL shares in market transactions for an aggregate of approximately $28 million and increased its ownership of NL to 56% at December 31, 1996. NL's separate financial statements reflect a stockholders' deficit of approximately $203 million at December 31, 1996 and, accordingly, no minority interest in NL is reported in the Company's consolidated balance sheet. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes. Minority interest in earnings in 1996 consists principally of NL dividends paid to NL stockholders other than Valhi.

     Waste Control Specialists LLC. In November 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. See Note 8. Valhi committed to contribute $25 million to Waste Control Specialists for its 50% interest ($22 million contributed through December 31, 1996 and the remaining $3 million contributed in January 1997). The other 50%-owner contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. Valhi accounts for its interest in Waste Control Specialists by the equity method.
     Valhi is entitled to a 20% cumulative preferential return on its $25 million investment after which earnings are generally split 50/50. The liabilities of the other 50%-owner assumed by Waste Control Specialists exceeded the carrying value of the assets contributed. Accordingly, all of Waste Control Specialists' net income or loss will accrue to the Company for financial reporting purposes until Waste Control Specialists reports positive equity attributable to the other 50%-owner.

     Other. In 1995, CompX's Canadian subsidiary purchased certain assets, principally property, equipment and inventory, of a Canadian competitor for approximately $6 million cash.

NOTE 4 -  INVENTORIES:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Raw materials:
  Chemicals                                                                            $ 35,075        $ 43,284
  Sugarbeets                                                                             47,420            -
  Building products                                                                      12,404           4,306
  Component products                                                                      1,927           2,556
  Fast food                                                                               1,379           1,406

                                                                                         98,205          51,552


In process products:
  Chemicals                                                                               9,132          10,356
  Refined sugar                                                                          57,967            -
  Building products                                                                       2,187              83
  Component products                                                                      4,320           4,974

                                                                                         73,606          15,413


Finished products:
  Chemicals                                                                             173,195         142,956
  Refined sugar and by-products                                                          90,492            -
  Building products                                                                       6,131           1,096
  Component products                                                                      2,921           3,300

                                                                                        272,739         147,352
Supplies                                                                                 73,754          37,280


                                                                                       $518,304        $251,597




       The current cost of LIFO inventories (all of which relate to Medite and The Amalgamated Sugar Company) exceeded the net carrying value of such inventories by approximately $3 million at December 31, 1996 (1995 - $36 million).

NOTE 5 -       ACCOUNTS AND OTHER RECEIVABLES:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Accounts receivable                                                                    $225,385        $157,089
Notes receivable                                                                          3,400           1,500
Accrued interest                                                                            149             928
Refundable income taxes                                                                   4,978           9,414
Allowance for doubtful accounts                                                          (4,972)         (4,087)


                                                                                       $228,940        $164,844


NOTE 6 -       MARKETABLE SECURITIES:

                                                                                        DECEMBER 31,

                                                                                        1995           1996

                                                                                       (IN THOUSANDS)
Current asset (available-for-sale) -
  Dresser Industries common stock                                                      $   -          $142,478



Noncurrent assets (available-for-sale):
  Dresser Industries common stock                                                      $130,366       $   -
  Other common stocks                                                                    13,890         17,258


                                                                                       $144,256       $ 17,258





       Valhi holds 5.5 million shares of Dresser common stock (cost - $44 million) with a quoted market price of $31 at December 31, 1996, or an aggregate market value of $169 million (1995 - $24.38 per share, or $133 million). The Company's Dresser stock is exchangeable for the Company's LYONs at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. The Dresser common stock is classified as a current asset at December 31, 1996 because the LYONs, which are redeemable at the option of the holder in October 1997, are classified as a current liability as of such date. See Note 9. Dresser is a supplier of products, services and project management for hydrocarbon energy-related activities utilized primarily in the oil and gas industry. Dresser (NYSE: DI) files periodic reports with the Securities and Exchange Commission. The other available-for-sale common stocks have an aggregate cost of $15.8 million at December 31, 1995 and 1996.

NOTE 7 -       NATURAL RESOURCE PROPERTIES AND OTHER NONCURRENT ASSETS:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Natural resource properties:
  Timber and timberlands                                                                $53,099         $  -
  Mining properties                                                                      42,675          36,441


                                                                                        $95,774         $36,441



Other assets:
  Franchise fees and other intangible assets                                            $24,786         $19,215
  Deferred financing costs                                                               19,537          15,273
  Other                                                                                  12,761          14,231


                                                                                        $57,084         $48,719




NOTE 8 -       INVESTMENT IN JOINT VENTURES:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN THOUSANDS)
Ti02 manufacturing joint venture                                                       $183,129        $179,195
Waste Control Specialists LLC                                                             4,625          15,218
Other                                                                                     2,764           2,284


                                                                                       $190,518        $196,697




       TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and Tioxide Group, Ltd., a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("Tioxide"), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. LPC has long-term debt which is collateralized by the partnership interests of the partners and substantially all joint venture assets. The long-term debt consists of two tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by LPC. Kronos' tranche of LPC's debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of such tranche. See Note 9.

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

       Summary income statements of the TiO2 joint venture are shown below.

                                                                                   YEARS ENDED DECEMBER 31,

                                                                                    1995               1996

                                                                                        (IN THOUSANDS)
Revenues and other income:
  Kronos                                                                           $ 76,365           $ 74,916
  Tioxide                                                                            75,241             73,774
  Interest income                                                                       653                518

                                                                                    152,259            149,208


Cost and expenses:
  Cost of sales                                                                     140,103            140,361
  General and administrative                                                            385                377
  Interest                                                                           11,771              8,470

                                                                                    152,259            149,208


    Net income                                                                     $   -              $   -



       Summary balance sheets of the TiO2 joint venture are shown below.

                                                                                       DECEMBER 31,

                                                                                        1995            1996

              ASSETS                                                                   (IN THOUSANDS)
Current assets                                                                         $ 49,398        $ 47,861
Other assets                                                                              1,553           1,224
Property and equipment, net                                                             335,254         325,617


                                                                                       $386,205        $374,702




   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                                                                       $ 73,286        $ 57,858
  Tioxide tranche                                                                        59,400          16,800
  Note payable to Tioxide                                                                  -             21,000
Other liabilities, primarily current                                                     17,719          14,084

                                                                                        150,405         109,742

Partners' equity                                                                        235,800         264,960


                                                                                       $386,205        $374,702




     Waste Control Specialists LLC. Waste Control Specialists, formed in November 1995, recently completed construction of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission covering acceptance of wastes governed by the Resource Conservation Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"), and received its first wastes for disposal in February 1997. Waste Control Specialists is also seeking permits for, among other things, the treatment and disposal of low-level and mixed radioactive wastes.

     Waste Control Specialists is equally owned by Valhi and KNB Holdings, Ltd., a limited partnership controlled by the Chief Executive Officer of Waste Control Specialists.

     Waste Control Specialists reported a net loss of $.5 million during the last two months of 1995 and $6.4 million for 1996, all of which accrued to Valhi for financial reporting purposes. See Note 3. At December 31, 1996, total assets were $19.1 million and total Members' equity was $12.0 million (1995 - $7.3 million and $1.4 million, respectively.) Waste Control Specialists' assets consist principally of property and equipment related to the West Texas facility, and its liabilities consist principally of bank indebtedness.

     In February 1997, the Company entered into a $4 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% and are due no later than December 31, 1997.

NOTE 9 -  NOTES PAYABLE AND LONG-TERM DEBT:

                                                                                     DECEMBER 31,

                                                                                      1995              1996

                                                                                      (IN THOUSANDS)
Notes payable:
  Amalgamated:
    United States Government loans                                                  $   64,685        $     -
    Bank credit agreements                                                              42,000              -

                                                                                       106,685              -
  Valhi - bank credit agreement                                                           -               13,000
  Kronos - bank credit agreements (DM 56,000 and
   DM 40,000)
                                                                                        39,247            25,732



                                                                                    $  145,932        $   38,732




Long-term debt:
  Valhi - Liquid Yield Option NotesTM ("LYONsTM")                                   $  130,366        $  142,478


  NL Industries:
    Senior Secured Notes                                                               250,000           250,000
    Senior Secured Discount Notes                                                      132,034           149,756
    Deutsche mark bank credit facility (DM 397,610
     and DM 539,971)                                                                   276,895           347,362
    Joint venture term loan                                                             73,286            57,858
    Rheox bank term loan                                                                37,263            14,659
    Other                                                                               14,225             9,411

                                                                                       783,703           829,046


  Amalgamated - bank term loan                                                          24,000              -


  Valcor:
    Valcor - Senior Notes*                                                              99,000            98,910


    Medite:
      U.S. and Irish bank term loans                                                    73,770              -
      U.S. and Irish bank working capital facilities                                    10,830              -
      Other                                                                              4,117             3,895

                                                                                        88,717             3,895

    Other:
      Sybra bank credit agreements                                                      16,770             1,081
      Sybra capital lease obligations                                                    5,382             4,540
      Other                                                                                 98               166

                                                                                        22,250             5,787

                                                                                     1,148,036         1,080,116
  Less current maturities                                                               63,752           235,648


                                                                                    $1,084,284        $  844,468





* Stated net of approximately $1 million principal amount of Senior Notes held by Valhi.

     Valhi. The zero coupon Senior Secured LYONs, $379 million principal amount at maturity in October 2007, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by Valhi. The LYONs are redeemable, at the option of the holder, in October 1997 or October 2002 at $404.84 or $636.27, respectively, per $1,000 principal amount (the issue price plus accrued OID through such purchase dates) and, accordingly, the LYONs are classified as a current liability at December 31, 1996. Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods. At December 31, 1995 and 1996, the net carrying value of the LYONs per $1,000 principal amount at maturity was $344 and $376, respectively, and the quoted market price was $378 and $451, respectively.

     The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Dresser shares.

     Valhi also has a $15 million revolving bank credit facility which matures in March 1998, generally bears interest at LIBOR plus 1.5% and is collateralized by 4.8 million shares of NL common stock held by Valhi. Borrowings under this facility can only be used to fund purchases of additional shares of NL common stock. The agreement limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type.

     NL Industries. NL's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "NL Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective NL Notes (the "NL Mirror Notes"). The 11.75% Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. In the event of foreclosure, the Note holders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the NL Notes, as described above, is the functional economic equivalent to a full, unconditional and joint and several guarantee by Kronos and Rheox.

     The 11.75% Notes and the 13% Discount Notes are redeemable, at NL's option, after October 2000 and October 1998, respectively, at redemption prices starting at 101.5% and declining to 100% (after October 2001) of the principal amount for the 11.75% Notes and starting at 106% and declining to 100% (after October 2001) of the accreted value of the 13% Discount Notes. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the NL Notes at 101% of the principal amount of the 11.75% Notes and 101% of the accreted value of the 13% Discount Notes. The NL Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The 13% Discount Notes do not require cash interest payments until April 1999. At December 31, 1995 and 1996, the net carrying value of the 13% Discount Notes per $1,000 principal amount of maturity was $704 and $799, respectively, (quoted market price - $809 and $863, respectively) and the quoted market price of the 11.75% Notes was $1,071 and $1,061, respectively, per $1,000 principal amount.

     At December 31, 1996, the DM credit facility consisted of a DM 396 million term loan and a DM 250 million revolving credit facility (DM 396 million and DM 144 million outstanding, respectively). Borrowings bear interest at DM LIBOR plus 1.625% (5.5% and 4.8% at December 31, 1995 and 1996, respectively), and are collateralized by the stock of certain KII subsidiaries. In January 1997, NL completed an amendment to the DM credit facility in which NL prepaid a net DM 207 million ($127 million) of the term loan and DM 43 million ($26 million) of the revolver, leaving DM 188 million and DM 100 million outstanding, respectively. In addition, the aggregate available for borrowing under the revolver was reduced to DM 230 million. The majority of the cash generated from a refinancing of the Rheox term loan, discussed below, was used for a portion of such prepayments. As amended, the term loan is due in 1998 and 1999 and the revolver is due in 2000, borrowings bear interest at DM LIBOR plus 2.75%, additional collateral in the form of pledges of certain Canadian and German assets was granted and NL guaranteed the facility.

     Borrowings under KLA's tranche of the joint venture term loan bear interest at LIBOR plus 1.625% (7.3% and 7.2% at December 31, 1995 and 1996, respectively) and are repayable in quarterly installments through September 2000. See Note 8.

     At December 31, 1996, Rheox's term loan is due in quarterly installments through December 1997, is collateralized principally by the stock of Rheox and its U.S. subsidiaries and bears interest, at Rheox's option, at the prime rate plus 1.5% or LIBOR plus 2.5% (1995 - 8.3% with LIBOR rate borrowings; 1996 - 9.8% with prime rate borrowings). In January 1997, NL completed a refinancing of this facility which increased the term loan to $125 million and provided for a $25 million revolving facility, generating a net $135 million in cash proceeds and credit availability. As amended, the term loan in due in quarterly installments commencing September 1997 through January 2004 and the revolver is due no later than January 2004, and the margin on LIBOR-based borrowings will now range from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio.

     Notes payable consists of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.2% to 3.7% (1995 - 4.3% to 4.9%).

     After giving effect to the amendments to the DM credit facility and the Rheox term loan, unused lines of credit available for borrowing under the Rheox U.S. facility and under NL's non-U.S. credit facilities, including the DM facility, approximated $9 million and $102 million, respectively, at December 31, 1996.

     Valcor. Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a change of control of Valcor or certain asset dispositions, as defined, Valcor would be required to make an offer to purchase the Valcor Notes at 101% and 100%, respectively, of principal amount. At both December 31, 1995 and 1996, the quoted market price of the Valcor Notes was $990 per $1,000 principal amount. The indenture governing the Valcor Notes, among other things, limits dividends and additional indebtedness, and prohibits Valcor from co-investing with affiliates.

     The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, will be available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds are not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor is not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor announced it had initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer will expire on April 24, 1997, unless extended by Valcor. The amount of Valcor Notes which will ultimately be purchased by Valcor pursuant to the tender offer is dependent upon the amount of Valcor Notes properly tendered. Consequently, there can be no assurance as to the amount of Valcor Notes which will ultimately be purchased by Valcor. The net proceeds from any disposition of the Company's fast food operations, net of repayments of Sybra's bank indebtedness, would similarly be available for Valcor's general corporate purposes. If the disposition of the Company's fast food operations is completed and none of those net proceeds are used as provided in the Indenture, a portion of the Notes would be subject to a subsequent tender offer. See Notes 18 and 19.

     Other. Medite's U.S. bank term and working capital facilities were repaid and terminated in October 1996 following the sale of its timber and timberlands, and the Irish bank term and working capital facilities were assumed by the purchaser upon the sale of Medite's Irish subsidiary in November 1996. See Note 19.

     Other Medite indebtedness consists principally of a State of Oregon term loan that was assumed by the purchaser of Medite's Oregon MDF facility in February 1997. See Note 19.

     Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $29 million with interest generally at LIBOR plus 1.5%. Borrowings under these agreements mature through July 1998. At December 31, 1996, the weighted average interest rate on outstanding revolving borrowings was 6.9% (1995 - 7.5%), and $28 million was available for borrowing. Future minimum payments under Sybra's capital lease obligations at December 31, 1996, including amounts representing interest, are approximately $1.4 million in each of the next two years, $.6 million in each of the following three years and an aggregate of $2.6 million thereafter.

     CompX has a Canadian bank credit agreement which currently provides for approximately $5 million of U.S. or the equivalent Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of CompX International's Canadian assets. At December 31, 1996, the full amount of these facilities was available for borrowing.

     Aggregate maturities of long-term debt at December 31, 1996

Years ending December 31,                                                                         Amount

                                                                                              (In thousands)
  1997                                                                                            $  247,146
  1998                                                                                               106,673
  1999                                                                                               134,271
  2000                                                                                                12,721
  2001                                                                                                 1,081
  2002 and thereafter                                                                                629,591

                                                                                                   1,131,483
  Less:
    Unamortized Valhi LYONs OID                                                                      (10,973)
    Unamortized NL Senior Secured Discount Notes OID                                                 (37,744)
    Amounts representing interest on capital leases                                                   (2,650)


                                                                                                  $1,080,116




       The LYONs are reflected in the above table as due October 1997, the first of the two dates they are redeemable at the option of the holder, at the aggregate redemption price on such date of $153 million ($404.84 per $1,000 principal amount at maturity in October 2007).

       Other. In addition to the NL Notes and the Valcor Notes discussed above, credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1996, the restricted net assets of consolidated subsidiaries approximated $243 million.

NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                                                                         DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN THOUSANDS)
Insurance claims and expenses                                                           $15,354         $13,380
Employee benefits                                                                        16,626          12,050
Deferred technology fee income                                                            8,456            -
Other                                                                                     4,329           3,807


                                                                                        $44,765         $29,237





NOTE 11 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                        DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Accounts payable:
  Sugarbeet purchases                                                                  $ 83,027        $   -
  Other                                                                                 153,946          75,307

                                                                                        236,973          75,307


Accrued liabilities:
  Employee benefits                                                                      63,067          47,331
  Sugar processing costs                                                                 21,569            -
  Plant closure costs                                                                      -              7,669
  Environmental costs                                                                     6,109           6,126
  Interest                                                                               13,208          11,157
  Miscellaneous taxes                                                                     4,275           5,262
  Other                                                                                  47,918          50,390

                                                                                        156,146         127,935


                                                                                       $393,119        $203,242





NOTE 12 -      OTHER INCOME:

                                                                      YEARS ENDED DECEMBER 31,

                                                                    PRO FORMA

                                                     1994             1994               1995               1996

                                                                   (UNAUDITED)
                                                                            (IN THOUSANDS)
Securities earnings:
  Dividends and interest                             $ 6,128           $11,203          $12,172           $10,090
  Securities transactions                             (2,054)           (3,274)           1,225               138

                                                       4,074             7,929           13,397            10,228
Litigation settlement gains, net                        -               22,978             -                2,756
Technology fee income                                   -               10,344           10,660             8,743
Currency transactions, net                               491             2,226              586             5,774
Pension and OPEB curtailment
 gains                                                  -                 -                -                5,900
Disposal of property and
 equipment                                                                                                      4
                                                          (6)           (1,987)          (2,695)
Other, net                                               773             6,869            7,022             8,036


                                                     $ 5,332           $48,359          $28,970           $41,441




       The litigation settlement gains relate to settlement of certain litigation in which NL was a plaintiff, and the pension and OPEB curtailment gains resulted from NL's 1996 reduction of certain U.S. and Canadian, respectively, employee benefits.


NOTE 13 - STOCKHOLDERS' EQUITY:

                                                                        SHARES OF COMMON STOCK

                                                                     ISSUED         TREASURY       OUTSTANDING

                                                                           (IN THOUSANDS)
Balance at December 31, 1993                                          124,435         (10,182)         114,253

Issued                                                                     40              32               72
Other                                                                    -                 73               73


Balance at December 31, 1994                                          124,475         (10,077)         114,398

Issued                                                                    158            -                 158
Other                                                                    -                (26)             (26)


Balance at December 31, 1995                                          124,633         (10,103)         114,530

Issued                                                                    135            -                 135
Other                                                                    -                (23)             (23)


Balance at December 31, 1996                                          124,768          10,126          114,642




       Treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. Under Delaware Corporation Law, all shares held by a majority-owned company are considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

       Options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of qualified incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. Up to nine million shares of Valhi common stock may be issued pursuant to this plan. Options are granted at a price not less than 85% of fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Authorized future grants under this plan expire in March 1997. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted. In February 1997, the Company's Board of Directors adopted, subject to shareholder approval, a new stock option plan which provides for the discretionary grant of up to 5 million options to purchase Valhi common stock.

       Pursuant to Valhi's Non-Employee Director Stock Option Plan, under which authorized future grants expired in 1995, options were automatically granted once a year to each non-employee director of Valhi at a price equal to the fair market value on the date of grant. Such options vested one year from the date of grant and expire five years from the date of grant.

                                                                                                       AMOUNT
                                                                                    EXERCISE           PAYABLE
                                                                                    PRICE PER           UPON
                                                                    SHARES            SHARE           EXERCISE

                                                                      (IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Outstanding at December 31, 1993                                      4,524           $3.51-15.00        $34,040

Granted                                                               2,308            5.21- 6.89         13,520
Exercised                                                               (40)           3.51- 5.63           (172)
Cancelled                                                            (1,456)           5.00-12.50         (7,724)


Outstanding at December 31, 1994                                      5,336            5.00-15.00         39,664

Adjustment for Tremont Distribution                                    -                   -              (1,603)
Granted                                                                 103            7.75- 8.00            822
Exercised                                                              (158)           4.76- 7.75           (873)
Cancelled                                                               (69)           4.76-14.66           (745)


Outstanding at December 31, 1995                                      5,212            4.76-14.66         37,265

Granted                                                                 295                  6.38          1,881
Exercised                                                              (135)            4.76-5.72           (653)
Cancelled                                                               (44)           5.48-14.66           (423)
Outstanding at December 31, 1996                                      5,328           $4.76-14.66        $38,070




     Outstanding options at December 31, 1996 expire at various dates through 2006, with a weighted-average remaining life of 4 years. At December 31, 1996, options to purchase 4.4 million Valhi shares were exercisable at prices ranging from $4.76 to $14.66 per share, or an aggregate amount payable upon exercise of $32 million. Of such exercisable options, 2.1 million options are exercisable at various dates through 2004 at prices lower than the December 31, 1996 market price of $6.38 per share for an aggregate amount payable upon exercise of $10.8 million. At December 31, 1996, options to purchase 301,000 shares are scheduled to become exercisable in 1997, and an aggregate of 2.6 million shares were available for future grants. During 1994, options to purchase 1.4 million shares at fixed prices ranging from $5.21 to $6.89 per share were granted in exchange for cancellation of an equal number of variable price options previously granted at initial prices ranging from $5.00 to $5.50 per share. During 1995, under terms of the incentive stock option plan, the exercise price of all options outstanding at December 31, 1994 was reduced by amounts ranging from $.24 to $.34 per share as a result of the Tremont Distribution discussed in
Note 19.

     NL maintains incentive stock option plans that provide for the discretionary grant of NL restricted common stock, stock options and stock appreciation rights. At December 31, 1996, there were an aggregate of 2.6 million options outstanding to purchase NL common stock at prices ranging from $4.81 per share to $24.19 per share (aggregate amount payable to NL upon exercise - $30 million). At December 31, 1996, options to purchase 1.2 million NL shares were exercisable at prices lower than the December 31, 1996 quoted market price of $10.88 per NL share. The aggregate number of outstanding options to purchase NL common stock at December 31, 1996 represented approximately 5% of NL's outstanding common shares at that date.

     Had the Company and NL each elected to account for stock-based employee compensation for all awards granted after 1994 in accordance with the fair value based accounting method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's reported income from continuing operations and related per share amounts for 1995 and 1996 would not be material.

NOTE 14 - FINANCIAL INSTRUMENTS:

                                                                                  DECEMBER 31,


                                                                         1995               1996


                                                                  CARRYING      FAIR      CARRYING       FAIR
                                                                   AMOUNT      VALUE        AMOUNT      VALUE

                                                                          (IN MILLIONS)
Cash and cash equivalents                                          $170.9     $170.9       $255.7      $255.7
Marketable securities (available-for-sale)                          144.3      147.2        159.7       186.6

Notes payable and long-term debt (excluding
 capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs                                                    $130.4     $143.1       $142.5      $170.8
    NL Senior Secured Notes                                         250.0      267.7        250.0       265.2
    NL Senior Secured Discount Notes                                132.0      151.8        149.8       161.9
    Valcor Senior Notes                                              99.0       98.0         98.9        97.9
  Medite debt with rates fixed via interest rate swaps               26.0       26.0          -           -
  Other fixed-rate debt                                              18.9       19.2          3.9         4.0
  Variable rate debt                                                632.3      632.3        469.2       469.2

Minority interest in NL common stock                               $  -       $289.6       $  -        $246.9

Valhi common stockholders' equity                                  $274.3     $730.1       $303.9      $730.8


       Fair values of marketable securities and publicly-traded debt are based upon quoted market prices. See Notes 6 and 9. The fair value of the 44% minority interest in NL Industries and of Valhi's common stockholders' equity are based upon quoted market prices for NL common stock (1995 - $12.13 per share; 1996 - $10.88 per share) and Valhi common stock (1995 and 1996 - $6.38 per share). Medite had entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan. The interest rate swaps were terminated in October 1996 when the related loans were repaid. See Note 19. The fair value of Medite debt on which interest rates had been effectively fixed through the use of interest rate swaps was deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note 9. The fair value of Medite's interest rate swaps was estimated to approximate the contract amount at December 31, 1995. Such fair values represented the estimated amount Medite would have received if it terminated the swap agreements at that date, and were based upon quotes obtained from the counter party financial institution. Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

NOTE 15 - INCOME TAXES:

                                                                     YEARS ENDED DECEMBER 31,

                                                                     PRO FORMA

                                                      1994             1994             1995           1996

                                                                    (UNAUDITED)
                                                                           (IN MILLIONS)
Components of pre-tax income:
  United States:
    Contran Tax Group                                 $(10.5)         $(10.4)            $(11.6)        $(16.0)
    NL Tax Group                                        -               (7.5)              41.8           49.0
    Equity in:
      Amalgamated                                       13.9            13.9                8.9           10.0
      NL prior to consolidation                        (25.1)            -                  -               -

                                                       (21.7)           (4.0)              39.1           43.0
  Non-U.S. subsidiaries                                 13.1           (12.4)              49.3          (28.4)


                                                      $ (8.6)         $(16.4)            $ 88.4         $ 14.6



Expected tax expense (benefit),
 at U.S. federal statutory income
 tax rate of 35%                                      $ (3.0)         $ (5.8)            $ 30.9         $  5.1
Non-U.S. tax rates                                      -               (7.5)              (7.5)           (.6)
Incremental U.S. tax and rate
 differences on equity in
 earnings of non-tax group
 companies                                              (5.6)          (18.4)              19.7           (5.3)
U.S. state income taxes, net                             (.6)            -                  1.4            (.2)
Change in NL's deferred income
 tax valuation allowance                                -               24.3               (9.6)           3.0
No tax benefit for goodwill
 amortization                                             .1             2.7                2.9            3.1
Settlement of U.S. tax audits                           -               (5.4)              -              -
Rate change adjustment of
 deferred taxes                                         -               -                  (7.6)          -
Other, net                                               (.8)             .5                (.3)          (1.6)


                                                      $ (9.9)         $ (9.6)            $ 29.9         $  3.5



Components of income tax expense:
  Currently payable:
    U.S. federal and state                            $ (4.8)         $ (9.6)            $ (3.6)        $  (.6)
    Non-U.S.                                             4.7             7.3               45.5           13.7

                                                         (.1)           (2.3)              41.9           13.1

  Deferred income taxes:
    U.S. federal and state                              (9.7)          (10.4)              12.3          (13.2)
    Non-U.S.                                             (.1)            3.1              (24.3)           3.6

                                                        (9.8)           (7.3)             (12.0)          (9.6)


                                                      $ (9.9)         $ (9.6)            $ 29.9         $  3.5



Comprehensive provision for
 income taxes allocable to:
  Continuing operations                               $  (9.9)        $ (9.6)            $ 29.9         $  3.5


  Discontinued operations                                 6.8                               6.4           22.7
  Stockholders' equity,
   principally deferred taxes
   allocable to adjustments
   components                                              .5                              10.7            6.6


                                                      $  (2.6)                           $ 47.0         $ 32.8



     The components of the net deferred tax liability are summarized in the following table. At December 31, 1995 and 1996, all of the deferred tax valuation allowance relates to NL tax jurisdictions, principally the U.S. and Germany. During 1995, NL's gross deferred tax assets and the offsetting valuation allowance were both increased by $34 million as a result of recharacterization of certain tax attributes due primarily to changes in certain tax return elections. In addition, the valuation allowance increased during 1995 by $6 million due to foreign currency translation and was reduced by $10 million due to a change in estimate of the future tax benefit of certain tax credits which NL believe satisfied the "more-likely-than-not" recognition criteria. During 1996, NL's gross deferred tax assets and the offsetting valuation allowance were both increased by $14 million as a result of certain non-U.S. tax losses of its dual resident subsidiary. In addition, the valuation allowance decreased during 1996 by $6 million due to foreign currency translation and was increased by $3 million as a result of certain deductible temporary differences generated during the year which NL believes do not currently satisfy the "more-likely-than-not" recognition criteria.

                                                                                  DECEMBER 31


                                                                              1995            1996


                                                                      ASSETS   LIABILITIES   ASSETS   LIABILITIES

                                                                             (IN MILLIONS)
Tax effect of temporary differences relating to:
  Inventories                                                         $   5.3    $ (14.0)   $   4.1     $  (6.1)
  Marketable securities                                                   -        (28.7)       -         (34.1)
  Natural resource properties                                             -        (17.8)       -          (6.6)
  Property and equipment                                                   .6     (195.6)        .5      (172.6)
  Accrued OPEB cost                                                      30.7        -         21.5         -
  Accrued environmental liabilities and
   other deductible differences                                          89.7        -         97.3         -
  Other taxable differences                                               -       (137.1)       -        (144.1)
  Investments in subsidiaries and affiliates not
   members of the consolidated tax group                                 54.9      (22.2)      53.1       (18.1)
  Tax loss and tax credit carryforwards                                 189.3        -        205.5         -
Valuation allowance                                                    (195.6)       -       (207.1)        -

    Adjusted gross deferred tax assets (liabilities)                    174.9     (415.4)     174.9      (381.6)
Netting of items by tax jurisdiction                                   (171.5)     171.5     (173.1)      173.1

                                                                          3.4     (243.9)       1.8      (208.5)
Less net current deferred tax asset (liability)                           2.6       (4.5)       1.6       (30.5)
    Net noncurrent deferred tax asset (liability)                     $    .8    $(239.4)   $    .2     $(178.0)



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

       Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. NL received certain final assessments and paid tax deficiencies during 1996 of approximately DM 50 million ($32 million when paid), including interest, in final settlement of the agreed issues. The DM 50 million paid to settle these issues was within previously-accrued amounts. Certain other German tax contingencies of NL remain outstanding and will continue to be litigated. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court rulings. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($64 million at December 31, 1996) lien on its Nordenham, Germany TiO2 plant until the litigation is resolved. The Company believes that NL has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

       During 1995, NL utilized $14 million of foreign tax credit carryforwards and U.S. net operating loss carryforwards to reduce its current year U.S. federal income tax expense. At December 31, 1996, for U.S. federal income tax purposes, NL had approximately $27 million of foreign tax credit carryforwards expiring during 1997 through 2001 and approximately $10 million of alternative minimum tax credit carryforwards with no expiration date. NL also had approximately $400 million of income tax loss carryforwards in Germany with no expiration date.

NOTE 16 - EMPLOYEE BENEFIT PLANS:

       Defined contribution plans. A majority of the Company's full-time U.S. employees are eligible to participate in various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments and charged to continuing operations approximated $1.5 million in 1994 (pro forma 1994 - $2.3 million) and $2.5 million in 1995 and $2.6 million in 1996.

       Defined benefit plans. The Company maintains various defined benefit pension plans covering substantially all full-time employees. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements. Medite maintained a defined benefit pension plan covering substantially all of its full-time Irish employees, which plan was assumed by the purchaser upon sale of Medite's Irish subsidiary in November 1996. Medite maintains a plan covering its U.S. employees, and substantially all remaining employees will cease to accrue benefits in 1997 upon the sale of Medite's Oregon MDF and timber conversion facilities. See Note 19. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1996 by approximately $39 million.

       The rates used in determining the actuarial present value of benefit obligations are presented in the table below.

                                                                                   DECEMBER 31,

                                                                    1994               1995               1996

Discount rate                                                       8.5%            7.5%-8.5%          6.5%-8.5%
Rate of increase in future
 compensation levels                                               4%-6%             3.5%-6%            3.5%-6%
Long-term rate of return on assets                                7.5%-10%           7.5%-10%            7%-10%

       Plan assets are primarily investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts. A nominal amount of the aggregate plan assets at December 31, 1996 (1995 - 13%) consists of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates, including Contran and certain Contran affiliates. Assets of the combined investment fund are primarily investments in corporate equity and debt securities, short-term cash investments and notes collateralized by residential and commercial real estate.

     The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. Approximately 76% of the unfunded amounts of plans for which plan assets are less than the accumulated benefit obligation at December 31, 1996 relate to certain of NL's non-U.S. plans, and substantially all of the remainder relates to certain of NL's U.S. plans. Net periodic pension cost related to the Company's consolidated business segments and charged to continuing operations is presented in the table below. Net periodic pension cost related to Amalgamated's plans approximated $2 million in each of the past three years, and net periodic pension cost related to Medite's plans, included in discontinued operations, was not material in any of the past three years.

                                                                 PLAN ASSETS         ACCUMULATED
                                                              EXCEED              BENEFITS
                                                                ACCUMULATED           EXCEED PLAN

                                                              BENEFITS            ASSETS

                                                                    December 31,         December 31,


                                                                  1995         1996        1995         1996

                                                                        (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                                $ 73,309   $ 48,953      $176,659    $191,939
  Nonvested benefits                                                8,579      4,075         3,032       9,966


  Accumulated benefit obligations                                  81,888     53,028       179,691     201,905
  Effect of projected salary increases                             18,183      7,598        22,758      26,311


  Projected benefit obligations ("PBO")                           100,071     60,626       202,449     228,216
Plan assets at fair value                                         108,559     78,511       144,408     149,660


Plan assets over (under) PBO                                        8,488     17,885       (58,041)    (78,556)
Unrecognized net loss (gain) from experience different
 from actuarial assumptions                                        14,769      3,567       (16,313)     16,696
Unrecognized prior service cost (credit), net                       3,751      3,838        (2,308)        791
Unrecognized net obligations (assets) being amortized
 over periods of 9 to 18 years                                        263       (469)        2,175       1,966
Adjustment to recognize minimum liability                            -          -           (5,914)     (6,167)


Total prepaid (accrued) pension cost                               27,271     24,821       (80,401)    (65,270)
Current portion and reclassification, net                          (2,504)       492        10,361       6,055


    Noncurrent prepaid (accrued) pension cost                    $ 24,767   $ 25,313      $(70,040)   $(59,215)




                                                                         YEARS ENDED DECEMBER 31,

                                                                    PRO FORMA

                                                     1994             1994               1995               1996

                                                                   (UNAUDITED)
                                                                             (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits                               $ 136            $ 5,041          $  4,457          $  3,642
  Interest cost on PBO                                  156             15,527            18,008            16,795
  Actual return on plan assets                           44             (7,995)          (16,943)          (16,700)
  Net amortization and deferral                        (192)            (6,132)           (2,208)              219


                                                      $ 144            $ 6,441          $  3,314          $  3,956




       Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Medical claims are funded as incurred, net of any contributions by the retirees. Under plans currently in effect, some currently active employees of NL may become eligible for postretirement health care benefits if they reach retirement age while working for the applicable subsidiary. At December 31, 1996, substantially all of the Company's aggregate accrued OPEB cost relates to NL (1995 - about three-fourths related to NL and substantially all of the remainder related to Amalgamated). In 1989, NL began phasing out OPEB benefits for currently active U.S. employees over a ten-year period. The majority of NL retirees are required to contribute a portion of the cost of their benefits. Health care benefits for certain current and future NL retirees are reduced at age 65.

       The rates used in determining the actuarial present value of benefit obligations are presented in the table below. At December 31, 1996, the expected rate of increase in future health care costs is 8% in 1997, gradually declining to 5% in 2000 and thereafter.

                                                                                   DECEMBER 31,

                                                                    1994               1995               1996

Discount rate                                                       8.5%               7.5%               7.5%
Rate of increase in future
 compensation levels                                               4%-6%             4%-4.5%               6%
Long-term rate of return on assets                                   9%                 9%                 9%


       The components of the periodic OPEB cost and accumulated OPEB obligation are set forth below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $200,000 in 1996, and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased $2.2 million. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1996 by approximately $3 million. Net periodic OPEB cost related to the Company's consolidated business segments and charged to continuing operations is presented in the table below. Net periodic OPEB cost related to Amalgamated approximated $1.5 million in each of the past three years.

                                                                     YEARS ENDED DECEMBER 31,

                                                                    PRO FORMA

                                                      1994            1994              1995             1996

                                                                (UNAUDITED)
                                                                           (IN MILLIONS)
Service cost benefits earned
 during the year                                      $ -            $    99           $   101         $   112
Interest cost on accumulated
 OPEB obligation                                        -              4,338             4,415           3,995
Return on plan assets                                   -               (688)             (637)           (596)
Net amortization and deferral                           -             (1,495)           (1,870)         (1,473)


                                                      $ -            $ 2,254           $ 2,009         $ 2,038




                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligations:
  Retiree benefits                                                                      $60,373        $41,826
  Other fully eligible active plan participants                                           4,906            865
  Other active plan participants                                                          8,329          2,394

                                                                                         73,608         45,085
Plan assets at fair value                                                                 7,103          6,689

                                                                                         66,505         38,396
Unrecognized net gain from experience different
 from actuarial assumptions                                                               6,957          7,096
Unrecognized prior service credit                                                        12,199         16,259


Total accrued OPEB cost                                                                  85,661         61,751
Less current portion                                                                      7,251          5,494


  Noncurrent accrued OPEB cost                                                          $78,410        $56,257




NOTE 17 - RELATED PARTY TRANSACTIONS:

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

     Receivables from and payables to affiliates are summarized in the table below.

                                                                                        DECEMBER 31,

                                                                                         1995           1996

                                                                                        (IN THOUSANDS)
Receivables from affiliates:
  Demand loan to Contran                                                                  $ 3,000       $  -
  Net dividend receivable from Amalgamated                                                   -           11,518
  Income taxes receivable from Contran                                                        506          -
  Other                                                                                        23         2,413



                                                                                          $ 3,529       $13,931



Payables to affiliates:
  Demand loan from Contran                                                                $  -          $ 7,244
  Income taxes payable to Contran                                                            -           29,633
  Tremont Corporation                                                                       3,525         3,529
  Louisiana Pigment Company                                                                 6,677         6,677
  Other, net                                                                                  (14)          304


                                                                                          $10,188       $47,387




       Amounts receivable from Amalgamated were collected in January 1997.  See
Note 20. Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 8), and amounts payable to Tremont Corporation relate to NL's Insurance Sharing Agreement discussed below.

       Loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $398,000 in 1994, $1.1 million in 1995 and $101,000 in 1996; related party interest expense was nominal in 1996.

       Contran has a bank credit agreement which includes a letter of credit facility. Pursuant to such agreement, Contran may authorize the banks to issue letters of credit on behalf of the Company ($731,000 outstanding at December 31, 1996). Obligations under this Contran credit agreement are collateralized by certain securities held by Contran.

       Under the terms of Intercorporate Services Agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to Tremont prior to 1995 and to NL) were approximately $480,000 in 1994, $560,000 in 1995 and $500,000 in 1996. Purchases in the ordinary course of business from unconsolidated joint ventures, principally the TiO2 manufacturing joint venture, were $79 million in 1995 and $81 million in 1996. Other charges from corporate related parties for services provided in the ordinary course of business were less than $250,000 in each of the past three years. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

       NL and a wholly-owned insurance subsidiary of Tremont that was a subsidiary of NL prior to 1988 ("NLI Insurance"), are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by NLI Insurance that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by NLI Insurance under certain reinsurance contracts. Also, NLI Insurance will credit NL with respect to certain underwriting profits or credit recoveries that NLI Insurance receives from independent reinsurers that relate to retained liabilities.

       COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1996, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $6 million over the next eight years and the Cancer Research Agreement, as amended, provides for funds of up to $16.2 million over the next 14 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. The Company's contributions to COAM were approximately $2 million in 1994 and nil in each of 1995 and 1996.
NOTE 18 - COMMITMENTS AND CONTINGENCIES:

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

       The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; several are on appeal.

       NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend all actions vigorously. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

       Environmental matters and litigation. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 1995 and 1996, no assets for recoveries have been recognized.

     The Company will adopt the recognition and disclosure requirements of Statement of Position No. 96-1, "Environmental Remediation Liabilities" in the first quarter of 1997. The new rule, among other things, expands the types of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new Statement of Position, the Company expects to recognize a non-cash pre-tax charge of $30 million in the first quarter of 1997 related to NL's environmental matters. Such charge is comprised primarily of estimated future undiscounted expenditures associated with managing and monitoring existing environmental remediation sites. The expenditures consist principally of legal and professional fees associated with such sites, but exclude litigation defense costs with respect to situations in which the Company asserts that no liability exists. Currently, such expenditures are expensed as incurred.

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1996, NL had accrued $113 million with respect to those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

     Certain other information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Chemicals" of this Annual Report on Form 10-K.
     At December 31, 1996, Medite has accrued approximately $4.6 million for the estimated cost to complete environmental remediation efforts at certain of its current and former facilities, including amounts included in accrued plant closure costs. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. None of these facilities are the subject of any litigation, administrative proceeding or investigation.

     The Company has also accrued approximately $2 million at December 31, 1996 in respect of other environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.

     Other litigation. In November 1992, a complaint was filed in the U.S. District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. In January 1996, the Court granted the Company's motion for summary judgment with respect to certain counts and denied the Company's motion for summary judgment with respect to other counts. The court also granted plaintiffs' permission to amend their complaint to include new allegations. Plaintiffs subsequently amended their complaint, and a hearing was held in September 1996 on defendants motion for partial summary judgment to dismiss the new counts. The Company believes it has adequately accrued for the estimated effect of the ultimate resolution of this matter.

     In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with Tremont's agreement to purchase 7.8 million NL common shares from Valhi. In addition to Tremont, the complaint names as defendants the members of Tremont's board of directors and Valhi. The complaint alleges, among other things, that Tremont's purchase of the NL shares constitutes a waste of Tremont's assets and that Tremont's board of directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to Tremont for injuries allegedly suffered as a result of the defendants' wrongful conduct. In March 1996, the court ruled in favor of the defendants, including Valhi, and concluded that Tremont's purchase did not constitute an overreaching of Tremont by the controlling shareholder (Valhi), that Tremont's purchase price for the NL shares was fair and that in all other respects the transaction was fair to Tremont. In June 1996, the plaintiffs filed an appeal, with the Delaware Supreme Court. A hearing before a three-judge panel of the Supreme Court was held in December 1996, and an en banc hearing before the full Supreme Court was held in February 1997. Valhi believes, and understands that Tremont and the other defendants believe, that the action is without merit.

     In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV 96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The complaint seeks, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. Defendant filed a motion to dismiss, and also filed a counterclaim demanding that Medite pay an approximately $5 million termination penalty contained in the contract. Medite does not believe the termination penalty clause applies due to, among other things, the force majeure provisions of the contract. Discovery is proceeding. The Company does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     In November 1995, a complaint was filed against Medite in the U.S. District Court for the Western District of Oklahoma (Midgard Corporation v. Medite of New Mexico, Inc., et al., CIV 95-1807-A) alleging, among other things, that Medite breached Midgard's purportedly exclusive territorial supply contract by purchasing certain raw materials from a third party located in Oklahoma City. The complaint seeks, among other things, $4 million in compensatory damages and $100 million in punitive damages. Medite has answered the complaint denying liability. Discovery is proceeding. The Company believes the complaint is without merit, intends to defend the action vigorously and does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     In September 1996, a complaint was filed in the Superior Court of New York, Bergen County, Chancery Division (Frank D. Seinfeld v. Harold C. Simmons, et al., No. C-336-96) against Valhi, NL and certain current and former members of NL's board of directors. The complaint, a derivative action on behalf of NL, alleges, among other things, that NL's August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of NL's funds. The complaint seeks, among other things, to rescind NL's purchase of approximately 10.9 million shares of its common stock from Valhi pursuant to the Dutch auction, and the plaintiff has stated that damages sought are $149 million. The Company and the other defendants have answered the complaint and have denied all allegations of wrongdoing. The Company believes, and understands each of the other defendants believe, the complaint is without merit and that each intends to defend the action vigorously. Trial is scheduled to begin in November 1997.

     NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. Discovery is proceeding in one such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia Nos. 93-C-362, et al.), involving approximately 3,100 plaintiffs. NL intends to defend these matters vigorously.

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

     Concentrations of credit risk. Sales of TiO2 accounted for approximately 90% of NL's sales in each of the past three years. TiO2 is sold to the paint, paper and plastics industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of NL's sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with approximately one-third attributable to North America.

     Component products are sold primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, the ten largest customers accounted for approximately one-third of component products sales with at least five of such customers in each year located in the U.S.

     Sybra's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

     At December 31, 1996, consolidated cash and cash equivalents includes $53 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1995 - $103 million), of which $41 million are held in trust for the Company by a single U.S. bank (1995 - $88 million). In addition, at December 31, 1996, consolidated cash and cash equivalents included approximately $120 million invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less.

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

     Net rent expense related to the Company's consolidated business segments charged to continuing operations approximated $6 million in 1994 (pro forma 1994
- $14 million), $15 million in 1995 and $17 million in 1996. Contingent rentals based upon gross sales of individual fast food restaurants were less than $.5 million in each of the past three years. At December 31, 1996, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                                                           AMOUNT

                                                                                                (IN THOUSANDS)

  1997                                                                                              $ 9,834
  1998                                                                                                8,380
  1999                                                                                                6,537
  2000                                                                                                4,560
  2001                                                                                                3,671
  2002 and thereafter                                                                                32,122

                                                                                                     65,104
  Less minimum rentals due under
   noncancellable subleases                                                                             891


      Net minimum commitments                                                                       $64,213




       Capital expenditures. At December 31, 1996, the estimated cost to complete capital projects in process approximated $16 million, most of which relates to environmental protection and compliance programs and productivity-enhancing equipment at certain of NL's TiO2 facilities.

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

     Development agreement. Under the terms of Sybra's Market Development Agreement with Arby's, Sybra has the exclusive right to open new Arby's units within certain counties in Pennsylvania. The Agreement requires Sybra to open an aggregate of 25 new stores in its existing regions during 1997 through 2001 (four in 1997, six in 1998 and five each in 1999, 2000 and 2001), with at least ten of the stores in the Pennsylvania region.

     Disposal of fast food operations. The Company has executed agreements involving the sale of its fast food operations conducted by Sybra. The proposed sale would be accomplished in simultaneous transactions that would include the sale of certain restaurant real estate owned by Sybra to one party for $45 million cash consideration, and Valcor's sale of 100% of the stock of Sybra to another party for approximately $39.7 million cash consideration, of which approximately $23.7 million would be used to repay Sybra bank indebtedness. These transactions are subject to, among other things, completion of customary due diligence procedures, the purchaser of Sybra's stock obtaining necessary financing for the transaction and certain consents from third parties. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

NOTE 19 - DISCONTINUED OPERATIONS:

     Discontinued operations are comprised of the following:

                                                                          YEARS ENDED DECEMBER 31,

                                                                          1994            1995          1996

                                                                             (IN THOUSANDS)
Medite Corporation                                                        $18,347        $10,607         $37,819
Tremont Corporation, net                                                   (8,069)          -               -


                                                                          $10,278        $10,607         $37,819




     Medite. In September 1996, Medite Corporation signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. The second transaction, involving the sale of Medite's Irish MDF subsidiary, closed in November 1996 for approximately $61.5 million cash consideration plus the assumption of approximately $21 million of Irish bank debt. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration plus the assumption of approximately $3.7 million of Medite indebtedness. The letter of intent with the purchaser of the Oregon MDF facility originally contemplated the purchase of Medite's two small Oregon timber conversion facilities, but in December 1996 negotiations regarding a definitive agreement for the timber conversion facilities were terminated, and Medite determined to permanently close these facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     As is customary in transactions of these types, Medite has made certain representations and warranties to the respective purchasers concerning, among other things, the assets sold. Medite has agreed to indemnify the three purchasers for up to an aggregate of $6.5 million for certain breaches of these representations and warranties. As part of the transactions, Valhi has agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations.

     Medite's 1996 results include a first quarter pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant, and a $13 million fourth-quarter pre-tax charge for the estimated costs of permanently closing its two Oregon timber conversion facilities. Approximately $26 million of such charges represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of the charge represents workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $3 million had been paid at December 31, 1996. In August 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash consideration, which approximated the previously-estimated net realizable value.

     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The aggregate net gain on disposal in 1996 includes the $13 million charge associated with the closure of the two Oregon timber conversion facilities, and a nominal charge associated with a curtailment of its U.S. defined benefit plan. Medite expects to report a pre-tax gain on disposal of approximately $20 million in the first quarter of 1997 relating to the sale of its Oregon MDF facility. Interest expense included in discontinued operations represents interest on indebtedness of Medite and its subsidiaries.

                                                                         YEARS ENDED DECEMBER 31,

                                                                            1994          1995           1996

                                                                               (IN MILLIONS)
Operations of Medite:
  Net sales                                                                $189.9         $200.0        $171.1



  Operating income                                                         $ 36.4         $ 25.2        $ (7.9)
  Interest expense and other, net                                            (6.9)          (8.2)         (6.7)

    Pre-tax income (loss)                                                    29.5           17.0         (14.6)
  Income tax expense (benefit)                                               11.2            6.4          (4.1)

                                                                             18.3           10.6         (10.5)

Net gain on disposal:
  Pre-tax gain                                                                 -             -            75.1
  Income tax expense                                                           -             -            26.8

                                                                               -             -            48.3



                                                                           $ 18.3         $ 10.6        $ 37.8




     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                                                                     DECEMBER 31,

                                                                                      1995              1996

                                                                                      (IN MILLIONS)
Current assets                                                                        $ 56.1           $21.2
Timber and timberlands                                                                  53.1             -
Property and equipment, net                                                             84.8            18.2
Other assets                                                                             6.4             4.8


                                                                                      $200.4           $44.2




Current liabilities                                                                   $ 33.9           $17.6
Long-term debt                                                                          77.2             3.7
Deferred income taxes                                                                   22.1             1.6
Loan from Valcor (*)                                                                     5.0             -
Other liabilities                                                                        2.9             3.0
Stockholder's equity (*)                                                                59.3            18.3



                                                                                      $200.4           $44.2





(*)  Eliminated in consolidation.

       Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                                                         YEARS ENDED DECEMBER 31,

                                                                            1994          1995           1996

                                                                               (IN MILLIONS)
Cash flows from operating activities                                       $ 33.1         $ 18.5        $ 24.9


Cash flows from investing activities:

  Capital expenditures                                                      (32.0)         (12.3)        (13.3)
  Proceeds from disposal of business units                                    -              -           179.1
  Other, net                                                                  (.7)           (.2)           .1

                                                                            (32.7)         (12.5)        165.9


Cash flows from financing activities:
  Indebtedness, net                                                          28.6          (13.8)        (64.0)
  Other, net                                                                  1.2            2.9             -

                                                                             29.8          (10.9)        (64.0)



                                                                           $ 30.2         $ (4.9)       $126.8




       Tremont Corporation. At the beginning of 1994, Valhi held 48% of Tremont's outstanding common stock and accounted for its interest in Tremont by the equity method. In December 1994, Valhi's Board of Directors declared a special dividend on its common stock of all of its 48% interest in Tremont (3.5 million Tremont shares) (the "Distribution"). Valhi stockholders received approximately .03 (three one-hundreds) of a share of Tremont for each Valhi share held. The Distribution of Tremont common stock was accounted for as a spin-off (recorded at book value, net of tax). The Distribution was currently taxable for federal income tax purposes to both Valhi and Valhi stockholders based upon the aggregate fair market value ($11.19 per Tremont share) of the Tremont common stock distributed. The Company's equity in losses of Tremont's titanium metals operations during 1994, net of allocable deferred income tax benefits of $4.3 million, is reported as discontinued operations.

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

NOTE 20 - TRANSFER OF CONTROL OF THE AMALGAMATED SUGAR COMPANY:
     On January 3, 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, which by its terms was to be effective December 31, 1996 for both financial reporting and income tax purposes, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The Company received approximately $11.5 million net of pre-closing cash dividends from Amalgamated in 1997.

     Also as part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. These loans bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in the LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi.

     Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting ownership interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997. Valhi's debt financing included $180 million of loans to Snake River, of which (i) $100 million bears interest at a fixed rate of 9.99% with monthly payments of principal and interest through December 2003 and (ii) $80 million bears interest at a fixed rate of 10.99% in 1997 and 1998 and 12.99% for 1999 through December 2003, with all principal due in December 2003 ($40 million pays interest monthly, while interest on the other $40 million compounds annually with payment deferred until maturity). All $180 million of such loans are collateralized by substantially all of Snake River's assets, including its $250 million loan to Valhi and Snake River's interest in the LLC. The loans may be prepaid, at Snake River's option, and the Company understands that Snake River intends to refinance at least $100 million of such loans with a third-party lender during 1997, but there is no assurance that any such refinancing will occur. When Valhi's loans to Snake river have been reduced to less than $37.5 million, then up to 15% of Valhi's $250 million loans from Snake River will become recourse to Valhi. Valhi's debt financing also included a $12 million loan to a member of Snake River. This loan bears interest at a fixed rate of 10%, is due in December 1998, is guaranteed by Snake River and is collateralized by the member's interest in Snake River.

     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in January 2002, and the LLC has the right to redeem the Company's interest in the LLC beginning in January 2027. In addition, beginning in January 2002 the Company has the right to require Snake River to purchase the Company's interest in the LLC. The redemption/purchase price is generally $250 million plus the amount of any deferrals of cash distributions from the LLC discussed below. In the event the Company either requires the LLC to redeem the Company's interest in the LLC or requires Snake River to purchase the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call the $250 million of Valhi loans. If the Company requires the LLC to redeem the Company's interest in the LLC, then Snake River is required, under the terms of the LLC Company Agreement, to contribute to the LLC the cash received from calling such loans.

     The LLC Company Agreement provides that, among other things, the Company is entitled to receive certain distributions of Distributable Cash, as defined, from the LLC. The Company and Snake River share in any Distributable Cash up to an aggregate of $26.7 million per year, with a preferential 95% of such aggregate amount going to the Company and the remaining 5% going to Snake River. This $26.7 million annual distribution is referred to as the LLC's "base distribution." The Company generally is entitled to receive 5% (10% after 2002) of any Distributable Cash in excess of this base distribution amount, with additional Distributable Cash potentially being received through 2002 if certain levels of Distributable Cash are reached. However, (i) a portion of the Company's base distribution each year will be deferred and instead paid to Snake River to the extent Snake River pays interest currently on $40 million of its $180 million in loans from Valhi discussed above and (ii) the Company's share of any Distributable Cash above the base distribution amount is also deferred and instead paid to Snake River. Both of these deferrals will continue until the $180 million of Snake River's loans from Valhi are completely repaid, at which time any distributions of Distributable Cash which Snake River would otherwise be entitled to receive in excess of its base distribution amount will instead be paid to the Company until the Company has recouped these deferrals, including interest.

     The LLC's Management Committee is comprised of seven persons, all of which are appointed by Snake River. Generally, the Company has no representation on the Management Committee and has no ability to influence the operations or management of the LLC. There are some restrictive covenants in the LLC Company Agreement intended to protect the Company's interest in the LLC, such as limits on capital expenditures and additional indebtedness of the LLC. In addition, the Company has the ability to temporarily take control of the LLC, via election of a majority of the members of the Management Committee, if its cumulative "base distributions" become $10 million in arrears (excluding any of the deferrals discussed above). Once any such arrearages have been paid, the Company ceases to have any representation on the Management Committee.

     Neither the Company nor Snake River can sell or otherwise dispose of their LLC interest without the consent of the other party. Admission of new members to the LLC requires the consent of both the Company and Snake River.

     As part of the formation of the LLC, Amalgamated's existing $85 million revolving bank credit facility was terminated and replaced with a new $100 million facility. The new facility is collateralized by the LLC's working capital assets and one of the LLC's four processing facilities. This agreement contains provisions and restrictive covenants customary in lending transactions of this type. In addition, the agreement contains cross-default provisions with both Valhi's loans from and to Snake River.

     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. At December 31, 1996, the Company has reported the net assets contributed to the LLC at cost. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount, the Company's interest in the LLC is deemed equivalent to a mandatory redeemable preferred stock which, under generally accepted accounting principles, is carried at estimated fair value. Accordingly, beginning in 1997, the Company will classify its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. In determining estimated fair value of the Company's interest in the LLC, the Company will consider, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River. Also beginning in 1997, the Company will commence reporting the cash distributions received from the LLC as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's results of operations and cash flows are reported by the equity method for all periods presented.

     Condensed income statement data for Amalgamated is presented below.

                                                                           YEARS ENDED DECEMBER 31,

                                                                            1994          1995          1996

                                                                               (IN MILLIONS)
Net sales:
  Refined sugar                                                             $422.0        $492.6       $455.7
  By-products and other                                                       35.3          48.7         38.3


                                                                            $457.3        $541.3       $494.0



Operating income:
  FIFO basis                                                                $ 29.3        $ 26.0       $ 39.3
  LIFO adjustment                                                              2.3            .8        (15.5)

                                                                              31.6          26.8         23.8

General corporate items, net                                                  (2.2)           .3          -
Interest expense                                                              (7.3)        (13.4)        (8.6)

                                                                              22.1          13.7         15.2

Income tax expense                                                             8.2           4.8          5.2


    Net income                                                              $ 13.9        $  8.9       $ 10.0





     Condensed cash flow data for Amalgamated (excluding dividends paid to and intercompany loans with Valhi) is presented below.

                                                                           YEARS ENDED DECEMBER 31,

                                                                            1994          1995          1996

                                                                               (IN MILLIONS)
Cash flows from operating activities                                        $ 14.7        $ 41.7       $ 24.6


Cash flows from investing activities:
  Capital expenditures                                                       (26.8)        (24.0)       (13.7)
  Other, net                                                                    .2           -             .2

                                                                             (26.6)        (24.0)       (13.5)


Cash flows from financing activities -
 Indebtedness, net                                                            18.1         (20.2)         4.3



                                                                            $  6.2        $ (2.5)      $ 15.4




NOTE 21 -      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                     QUARTER ENDED

                                                          MARCH 31       JUNE 30       SEPT. 30       DEC. 31

                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1995
  Net sales                                                  $297.8       $331.5          $304.3        $285.9
  Operating income                                             43.5         59.0            51.7          51.7

  Income from continuing operations                          $  7.5       $ 13.1          $ 12.2        $ 25.1
  Discontinued operations                                       4.9          4.3             1.5           (.1)


      Net income                                             $ 12.4       $ 17.4          $ 13.7        $ 25.0



  Per common share:
    Continuing operations                                    $ .07          $.11            $.11          $.22
    Discontinued operations                                    .04           .04             .01             -


      Net income                                             $ .11          $.15            $.12          $.22




YEAR ENDED DECEMBER 31, 1996
  Net sales                                                  $289.2       $314.2          $299.3        $288.1
  Operating income                                             42.6         38.2            21.5          20.7

  Income (loss) from continuing
   operations                                                $  9.2       $  6.6          $ (6.9)       $ (4.7)
  Discontinued operations                                     (14.9)         2.2             2.0          48.5


      Net income (loss)                                      $ (5.7)      $  8.8          $ (4.9)       $ 43.8



  Per common share:
    Continuing operations                                    $ .08          $.06           $(.06)         $(.04)
    Discontinued operations                                   (.13)          .02             .02            .42


      Net income (loss)                                      $(.05)         $.08           $(.04)         $ .38





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




                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

     Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, which report is based in part upon the reports of other auditors, is herein included on this Annual Report on Form 10-
K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                      COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 7, 1997
                         VALHI, INC. AND SUBSIDIARIES

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1996

                                (IN THOUSANDS)

                                                                                        1995           1996

Current assets:
  Cash and cash equivalents                                                             $  8,411       $  5,510
  Marketable securities                                                                     -           142,478
  Net dividend receivable from Amalgamated                                                  -            11,518
  Accounts and notes receivable                                                            1,398          1,522
  Demand loans to affiliates                                                               3,000           -
  Other receivables from subsidiaries and affiliates                                         751          3,414
  Deferred income taxes                                                                    1,101           -
  Other                                                                                      534          1,377


      Total current assets                                                                15,195        165,819


Other assets:
  Marketable securities                                                                  130,873          1,101
  Investment in subsidiaries and affiliates                                              244,832        258,660
  Investment in Amalgamated                                                                 -            34,070
  Deferred income taxes                                                                   20,807         48,595
  Other assets                                                                             4,373          3,971
  Property and equipment, net                                                              3,110          3,064


      Total other assets                                                                 403,995        349,461


                                                                                        $419,190       $515,280


Current liabilities:
  Current debt - LYONs                                                                  $   -          $142,478
  Note payable to bank                                                                      -            13,000
  Accounts payable and accrued liabilities                                                 5,400         10,268
  Demand loan from affiliates                                                               -             7,244
  Other payables to subsidiaries and affiliates                                            3,169            151
  Income taxes                                                                             1,466          1,414
  Deferred income taxes                                                                     -            32,461


      Total current liabilities                                                           10,035        207,016


Noncurrent liabilities:
  Long-term debt - LYONs                                                                 130,366           -
  Other                                                                                    4,498          4,345


      Total noncurrent liabilities                                                       134,864          4,345


Stockholders' equity                                                                     274,291        303,919


                                                                                        $419,190       $515,280


                         VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                        CONDENSED STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                                        1994            1995            1996

Revenues and other income:
  Securities earnings, net                                             $  3,348        $  4,034         $  4,075
  Other, net                                                              1,317           1,991            4,844

                                                                          4,665           6,025            8,919


Costs and expenses:
  General and administrative                                              9,449           6,845            9,012
  Interest                                                               10,437          11,892           13,579
  Other, net                                                                843             231              (59)

                                                                         20,729          18,968           22,532


                                                                        (16,064)        (12,943)         (13,613)
Equity in subsidiaries and affiliates                                     1,562          86,824            3,025


  Income (loss) before income taxes                                     (14,502)         73,881          (10,588)

Income taxes (benefit)                                                  (15,824)         15,973          (14,815)


  Income from continuing operations                                       1,322          57,908            4,227

Discontinued operations                                                  10,278          10,607           37,819
      Net income                                                       $ 11,600        $ 68,515         $ 42,046






                         VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                                    1994              1995             1996

Cash flows from operating activities:
  Net income                                                       $ 11,600          $ 68,515          $ 42,046
  Noncash interest expense                                           10,437            11,421            12,492
  Deferred income taxes                                             (13,531)           23,153            (6,163)
  Equity in subsidiaries & affiliates:
    Continuing operations                                            (1,562)          (86,824)           (3,025)
    Discontinued operations                                          (5,933)          (10,607)          (37,819)
  Dividends from subsidiaries
   and affiliates                                                    25,707             8,298            25,764
  Other, net                                                          1,045             2,371            (1,911)

                                                                     27,763            16,327            31,384
  Net change in assets and liabilities                                2,368            (7,044)           (7,374)
  Net sales of trading securities                                     4,375            24,184              -


      Net cash provided by
       operating activities                                          34,506            33,467            24,010


Cash flows from investing activities:
  Purchases of NL common stock                                      (15,060)          (13,250)          (14,627)
  Capital contribution to subsidiaries
   and affiliates                                                   (10,000)          (10,000)          (17,000)
  Loans to subsidiaries and affiliates:
    Loans                                                           (34,550)         (132,000)          (10,800)
    Collections                                                      34,550           129,000            13,800
  Other, net                                                          3,906            (1,164)            3,875

      Net cash used by
       investing activities                                         (21,154)          (27,414)          (24,752)


                                           VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                                   1994               1995             1996

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                     $  -              $ 60,000         $ 127,000
    Principal payments                                                -               (60,000)         (114,000)
  Loans from affiliates:
    Loans                                                             -                  -                7,844
    Repayments                                                        -                  -                 (600)
  Dividends                                                         (9,145)           (13,809)          (23,057)
  Other, net                                                           229                875               654


      Net cash used by
       financing activities                                         (8,916)           (12,934)           (2,159)


Cash and cash equivalents:
  Net increase (decrease)                                            4,436             (6,881)           (2,901)
  Balance at beginning of year                                      10,856             15,292             8,411


  Balance at end of year                                           $15,292           $  8,411         $   5,510




Supplemental disclosures-cash paid for:
  Interest                                                         $  -              $    470         $   2,270
  Income taxes (received)                                           (6,171)            (4,154)           (3,121)



                         VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                   NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -  BASIS OF PRESENTATION:

     The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.

NOTE 2 -  MARKETABLE SECURITIES:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN THOUSANDS)
Current asset (available-for-sale):


  Dresser Industries common stock                                                       $   -          $142,478



Noncurrent assets (available-for-sale):
  Dresser Industries common stock                                                       $103,366       $   -
  Other                                                                                      507          1,101


                                                                                        $103,873       $  1,101




NOTE 3 -       INVESTMENT IN SUBSIDIARIES AND AFFILIATES:

                                                                                       DECEMBER 31,

                                                                                        1995           1996

                                                                                       (IN THOUSANDS)
Subsidiaries:
  NL Industries                                                                         $150,743      $147,962
  Amalgamated                                                                             44,240          -
  Valcor                                                                                  45,224        95,480
  Waste Control Specialists                                                                4,625        15,218


                                                                                        $244,832      $258,660




NOTE 4 -       LONG-TERM DEBT:

       Long-term debt consists of Valhi's zero coupon LYONs, $379 million principal amount at maturity in October 2007. The LYONs were issued with significant original issue discount ("OID") to represent a yield to maturity of 9.25%. No periodic interest payments are required. The LYONs are secured by the 5.5 million shares of Dresser common stock held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for
14.4308 shares of Dresser common stock held by the Company. The LYONs are redeemable, at the option of the holder, in October 1997 or October 2002 at the issue price plus accrued OID through such purchase date and, accordingly, the LYONs are classified as a current liability at December 31, 1996. The aggregate redemption price in October 1997 approximates $153 million. Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs are not redeemable at Valhi's option prior to October 1997 unless the market price of Dresser common stock exceeds $35.70 per share for specified time periods.

     Valhi also has a $15 million revolving bank credit facility which matures in March 1998, generally bears interest at LIBOR plus 1.5% and is collateralized by 4.8 million shares of NL common stock held by Valhi. Borrowings under this facility can only be used to fund Valhi's purchases of additional shares of NL common stock. The agreement limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type.

NOTE 5 -  DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:

                                                                        YEARS ENDED DECEMBER 31,

                                                                           1994          1995           1996

                                                                              (IN THOUSANDS)
Amalgamated                                                                $16,137       $ -            $17,000
Valcor                                                                       9,570        8,298             383
NL Industries                                                                 -            -              8,381
Waste Control Specialists                                                     -            -               -


                                                                           $25,707       $8,398         $25,764






NOTE 6 -       INCOME TAXES:

                                                                       YEARS ENDED DECEMBER 31,

                                                                         1994           1995           1996

                                                                            (IN THOUSANDS)
Income tax benefit attributable to
 continuing operations:
  Currently refundable                                                  $ (6,638)       $(7,180)       $ (8,652)
  Deferred income taxes                                                   (9,186)        23,153          (6,163)


                                                                        $(15,824)       $15,973        $(14,815)



Cash received for income taxes, net:
  Received from subsidiaries                                            $ 20,479        $ 8,828           7,119
  Paid to Contran                                                        (14,425)        (4,623)         (3,445)
  Paid to tax authorities, net                                               117            (51)           (553)


                                                                        $  6,171        $ 4,154        $  3,121




       Waste Control Specialists LLC is treated as a partnership for federal income tax purposes. NL is a separate U.S. taxpayer and is not a member of the Contran Tax Group.

                                                                                      DEFERRED TAX
                                                                                    ASSET (LIABILITY)

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Components of the net deferred tax asset:
  Tax effect of temporary differences related to:
    Marketable securities                                                              $(31,190)       $(35,659)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group                                                    55,983          52,962
    Accrued liabilities and other deductible differences                                  5,514           7,282
    Other taxable differences                                                            (8,399)         (8,451)


                                                                                       $ 21,908        $ 16,134



  Current deferred tax asset (liability)                                               $  1,101        $(32,461)
  Noncurrent deferred tax asset                                                          20,807          48,595


                                                                                       $ 21,908        $ 16,134





NOTE 7 -       EQUITY IN EARNINGS OF SUBSIDIARIES AND AFFILIATES:

                                                                       YEARS ENDED DECEMBER 31,

                                                                        1994            1995           1996

                                                                            (IN THOUSANDS)
Continuing operations:
  NL Industries                                                         $(25,078)        $69,539       $(12,592)
  Valcor                                                                  12,751           8,939         12,015
  Amalgamated                                                             13,889           8,900         10,009
  Waste Control Specialists                                                 -               (554)        (6,407)


                                                                        $  1,562         $86,824       $  3,025



Discontinued operations:
  Valcor                                                                $ 18,347         $10,607       $ 37,819
  Tremont                                                                (12,414)           -              -


                                                                        $  5,933         $10,607       $ 37,819




NOTE 8 -       DISCONTINUED OPERATIONS:

       The components of discontinued operations are presented below.

                                                                        YEARS ENDED DECEMBER 31,

                                                                           1994          1995           1996

                                                                              (IN THOUSANDS)
Equity in Valcor                                                          $ 18,347       $10,607        $37,819



Tremont:
  Equity in losses                                                         (12,414)         -              -
  Allocable deferred income tax benefit                                      4,345          -              -

                                                                            (8,069)         -              -



                                                                          $ 10,278       $10,607        $37,819




                                        VALHI, INC. AND SUBSIDIARIES

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (IN THOUSANDS)

                                                                         ADDITIONS
                                                     BALANCE AT         CHARGED TO
                                                     BEGINNING           COSTS AND
           DESCRIPTION                                OF YEAR            EXPENSES          DEDUCTIONS

Year ended December 31, 1994:


  Allowance for doubtful accounts                         $    974            $   213            $(502)




  Amortization of intangibles:


    Goodwill                                              $  1,008            $   172            $ -
    Franchise fees and other                                 6,848              1,423             (900)



                                                          $  7,856            $ 1,595            $(900)




  Deferred income tax valuation
   allowance
                                                          $   -               $  -               $ -




Year ended December 31, 1995:


  Allowance for doubtful accounts                         $  4,434            $   665            $(294)



  Amortization of intangibles:
    Goodwill                                              $  1,180            $ 8,172            $ -
    Franchise fees and other                                 7,371              4,549             (453)


                                                          $  8,551            $12,721            $(453)




  Deferred income tax valuation
   allowance

                                                          $164,500            $(9,588)           $ -






                                                                                          BALANCE
                                                      CURRENCY                            AT END
           DESCRIPTION                               TRANSLATION          OTHER(A)        OF YEAR

Year ended December 31, 1994:


  Allowance for doubtful accounts                          $  -              $  3,749         $  4,434




  Amortization of intangibles:


    Goodwill                                               $  -              $   -            $  1,180
    Franchise fees and other                                  -                  -               7,371



                                                           $  -              $   -            $  8,551




  Deferred income tax valuation
   allowance

                                                           $  -              $164,500         $164,500




Year ended December 31, 1995:


  Allowance for doubtful accounts                          $   167           $   -            $  4,972



  Amortization of intangibles:
    Goodwill                                               $  -              $   -            $  9,352
    Franchise fees and other                                    (8)              -              11,459


                                                           $    (8)          $   -            $ 20,811




  Deferred income tax valuation
   allowance

                                                           $ 6,451           $ 34,206         $195,569







                                        VALHI, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                                               (IN THOUSANDS)

                                                                         ADDITIONS
                                                     BALANCE AT         CHARGED TO
                                                     BEGINNING           COSTS AND
           DESCRIPTION                                OF YEAR            EXPENSES          DEDUCTIONS

Year ended December 31, 1996:


  Allowance for doubtful accounts                         $  4,972            $ 1,860           $(1,987)




  Amortization of intangibles:


    Goodwill                                              $  9,352            $ 8,779           $  -
    Franchise fees and other                                11,459              4,447              (372)



                                                          $ 20,811            $13,226           $  (372)




  Deferred income tax valuation
   allowance
                                                          $195,569            $ 3,013           $  -






                                                                                          BALANCE
                                                      CURRENCY                            AT END
           DESCRIPTION                               TRANSLATION          OTHER(A)        OF YEAR

Year ended December 31, 1996:


  Allowance for doubtful accounts                          $  (169)           $  (589)        $  4,087




  Amortization of intangibles:


    Goodwill                                               $  -               $  -            $ 18,131
    Franchise fees and other                                  (332)              -              15,202



                                                           $  (332)           $  -            $ 33,333




  Deferred income tax valuation
   allowance

                                                           $(5,937)           $14,472         $207,117







(a)1994 - Consolidation of NL Industries, Inc. effective December 31, 1994.
   1995 - Direct offset to the increase in gross deferred tax assets resulting from rechartization of certain tax attributes primarily due to changes in certain tax return elections of NL.
   1996 - Elimination of amounts attributable to (i) the Amalgamated Sugar Company, which is no longer consolidated, and (ii) Medite's Irish subsidiary, which was sold, and
   direct offset to the                                        increase in gross
   deferred tax assets resulting from the dual residency status of certain NL subsidiaries.





   Waste Control Specialists LLC
   (A DEVELOPMENT STAGE ENTERPRISE)

   Financial Statements


         December 31, 1996





REPORT OF INDEPENDENT ACCOUNTANTS



To the Members and Management Committee of Waste Control Specialists LLC:

We have audited the accompanying balance sheets of Waste Control Specialists LLC as of December 31, 1995 and 1996, and the related statements of operations, members equity and cash flows for the year ended December 31, 1996 and for the period from inception to December 31, 1995. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Control Specialists LLC as of December 31, 1995 and 1996, and the results of its operations and cash flows for the year ended December 31, 1996 and for the period from inception to December 31, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 12, 1997




Waste Control Specialists LLC
(A Development Stage Enterprise)
BALANCE SHEETS

(In thousands)

                                        December 31,    December 31,
                                            1995            1996
ASSETS
Current assets:
   Cash and cash equivalents                  $3,349            $545
   Prepaid insurance                               6             104
   Receivable from officer                         -             250
   Other current assets                           22             111
            Total current assets               3,377           1,010

Property and equipment:
   Land                                        2,134           2,134
   Building                                      247             255
   Furniture and equipment                        80             288
   Construction in progress                       75          12,912
                                               2,536          15,589
   Less accumulated depreciation                   2              41
            Net property and equipment         2,534          15,548

Other assets:
   Organization costs, net                       194             153
   Landfill and other operating permits        1,145           1,841
   Restricted deposits and other                   -             556
            Total other assets                 1,339           2,550

                                              $7,250         $19,108

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $274            $300
   Accounts payable and accrued liabili          105           1,360
   Accrued payroll and payroll taxes              31             408
   Payable to member                             100               -
        Total current liabilities                510           2,068

Long-term debt                                 5,308           5,015

Members' equity, including deficit accumulated
   during the development stage of $554        1,432          12,025

                                              $7,250         $19,108


Commitments and contingencies (Note 2)



Waste Control Specialists LLC
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

(In thousands)

                                        Period from                      Period from
                                       November 8, 1995                 November 8, 1995
                                       (inception) to    Year ended     (inception) to
                                        December 31,    December 31,     December 31,
                                            1995            1996             1996


Interest income                                  $17            $277             $294

Costs and expenses:
   Operating and startup                         465           6,090            6,555
   Interest                                      106             594              700
                                                 571           6,684            7,255

            Net loss                           ($554)        ($6,407)         ($6,961)




Waste Control Specialists LLC
(A Development Stage Enterprise)
STATEMENTS OF MEMBERS' EQUITY

(In thousands)

Period from November 8, 1995 (inception) to December 31, 1995 and year ended December 31, 1996

                                            ACH              KNB            Total

Contributions                                 $5,000         ($3,014)          $1,986
Net loss                                        (554)              -             (554)
Members' equity at December 31, 1995           4,446          (3,014)           1,432

Contributions                                 17,000               -           17,000
Net loss                                      (6,407)              -           (6,407)

Members' equity at December 31, 1996         $15,039         ($3,014)         $12,025





Waste Control Specialists LLC
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

(In thousands)

                                        Period from                      Period from
                                       November 8, 1995                 November 8, 1995
                                       (inception) to    Year ended     (inception) to
                                        December 31,    December 31,     December 31,
                                            1995            1996             1996

Cash flows from operating activities:
   Net loss                                    ($554)        ($6,407)         ($6,961)
   Depreciation and amortization                   9              80               89
   Changes in assets and liablities:
     Other current assets                        (28)           (187)            (215)
     Accounts payable and accrued expen         (358)            800              442

             Net cash used by operating         (931)         (5,714)          (6,645)

Cash flows used by investing activities :
   Capital expenditures                         (153)        (12,238)         (12,391)
   Permitting and other                            -          (1,485)          (1,485)

             Net cash used by investing         (153)        (13,723)         (13,876)


Cash flows from financing activities:
   Capital contribution received               5,000          17,000           22,000
   Principal repayments of:
     Payable to members                         (100)           (100)            (200)
     'Long-term debt                            (467)           (267)            (734)

           Net cash provided by financi        4,433          16,633           21,066

Net increase (decrease) in cash                3,349          (2,804)             545

Cash at beginning of period                   -                3,349                -

Cash at end of period                         $3,349            $545             $545


Supplemental disclosures - cash paid fo         $106            $594             $700




Waste Control Specialists LLC
(A DEVELOPMENT STAGE ENTERPRISE)

Notes To Financial Statements


Note 1 - Organization and basis of presentation:

Waste Control Specialists LLC (the "Company"), a Delaware limited liability company formed in November 1995, is a development stage enterprise. The Company is currently completing construction of the initial phase of a waste disposal facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. The Company has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. Environmental Protection Agency ("U.S. EPA"), pending facility construction and certification, to accept wastes governed by the Resource Conservation and Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"). The facility is expected to receive its first wastes for processing in the first quarter of 1997. The Company is also seeking permits for the processing, treatment and disposal of low-level and mixed-level radioactive wastes.

The Company is equally owned by Andrews County Holdings, Inc. ("ACH") and KNB Holdings, Ltd. ("KNB"). ACH, a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE:
VHI).  KNB, a  Texas limited partnership, is controlled by Kenneth
N. Bigham, Chief Executive Officer of the Company, as general partner of KNB. Collectively, ACH and KNB are referred to as "Members" of the Company. See Notes 3 and 6.

Contran Corporation owns, directly or indirectly, approximately 91% of Valhis outstanding common stock. Substantially all of Contrans outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Valhi and Contran, may be deemed to control each of Contran and Valhi.

Note 2 - Summary of significant accounting policies:

Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

Cash and cash equivalents. Cash equivalents include bank time deposits with maturities of three months or less.

Organizational costs. Capitalized organizational costs are amortized by the straight-line method over five years and are stated net of accumulated amortization of $6,000 and $47,000 at December 31, 1995 and 1996, respectively.



Operating permits. Costs related to the acquisition of operating permits are capitalized. Such costs will be amortized by the straight-line method, beginning when operations commence, through the initial expiration date of the permits. The permits currently held by the Company expire in 2004 and are subject to renewal at the option of the issuing governmental agency.

Property and equipment.  Property and equipment are stated at cost.
 Maintenance, repairs and minor renewals are expensed; major improvements are capitalized.

Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for machinery and equipment.

Income taxes. The Company, a limited liability company, is not a federal tax paying entity. Income and losses of the Company are included in the federal income tax returns of the Members and any resulting income taxes are the responsibility of the Members.

Note 3 - Summary of significant Member agreements:

Significant agreements entered into by the Company and its Members in conjunction with formation of the Company are summarized below.
 See Note 5 for other related party agreements transactions.

Formation Agreement. ACH agreed to contribute $25 million in cash (the "ACH Initial Capital Contribution") to the Company at various dates through 1997 in return for its 50% Membership Interest in the
 Company. ACH contributed $5 million in 1995, $17 million in 1996 and the remaining $3 million in January 1997

KNB contributed certain assets, principally all of the outstanding common stock of Waste Control Specialists, Inc. ("WCSI") and approximately 16,073 acres of land including the 1,338 acre facility site, for its 50% Membership Interest. In addition, the Company assumed certain liabilities of Mr. Bigham, principally bank indebtedness aggregating $6.1 million. The net assets of WCSI consisted primarily of the land for the facility site and operating permits issued by the TNRCC and U.S. EPA covering acceptance of wastes governed by RCRA and TSCA. WCSI was subsequently merged into the Company.

The assets contributed by KNB were recorded by the Company at predecessor carryover basis of $3.1 million (net liability of $3 million including the carryover basis of $6.1 million of debt of Mr. Bigham assumed).

Company Agreement. The Companys business shall be to conduct a broad array of waste management services at the West Texas facility, including the treatment, storage and/or disposal of wastes and other materials regulated under RCRA and TSCA.

The business and affairs of the Company are directed by the Members through a five-member Management Committee, of which ACH appoints three members and KNB appoints two members. The Chief Executive Officer is given the authority to manage the Companys affairs in accordance with the Annual Operating Plan approved by the Management Committee. Among other things, most capital expenditures, contracts which obligate the Company to pay for or provide services valued at more than $1 million, transactions outside the ordinary course of business and distributions to Members (except for required distributions) must be approved by the Management Committee.



The Members themselves, by majority vote (one vote per Member), must approve certain transactions including (i) the sale or disposition of all or substantially all of the Companys assets pursuant to a sale or merger, (ii) engaging the Company in any business other than the environmental waste business, (iii) borrowing more than $10 million prior to the time ACH has completed its ACH Initial Capital Contribution and (iv) most related party transactions. Other than ACHs completion of funding of the ACH Initial Capital Contribution, no Member is obligated to loan, invest or otherwise provide any funds or property to the Company unless a majority of the Members agree.

ACH is generally entitled to a preferential distribution (the "ACH Preferential Distribution") equal to 20% per annum of the invested ACH Initial Capital Contribution. Distributions to Members of Distributable Cash, as defined, shall generally (i) first be paid to ACH up to the ACH Preferential Distribution and (ii) second split ratably among the Members based upon their Membership Interest. ACH is also generally entitled to a preferential return of the ACH Initial Capital Contribution in the event of the liquidation and winding up of the Company.

For federal income tax purposes, the net profits and losses of the Company are generally allocated (i) first in an amount up to the Distributable Cash paid to Members, as discussed above, and (ii) second ratably among the Members based on their respective Membership Interest. Generally, to the extent a Member has a negative capital account for federal income tax purposes, such Member shall not be allocated any net losses.

Members are generally given a right of first refusal or participation rights in the event a Member wishes to sell all or a portion of his Membership Interest. Following any initial public offering of ownership interests in the Company, each Member may exercise up to two additional demand registrations, subject to certain conditions.

Consulting Agreement. The Company agreed to assume the obligations of WCSI under a consulting agreement entered into in October 1995.
 See Note 6.

Note 4 - Long-term debt:

Approximately $450,000 of bank indebtedness assumed by the Company at formation was repaid in November 1995. The remaining bank indebtedness consists of a term loan repayable through December 1999, with interest at the greater of (i) prime plus 3.75% or (ii) 12% (12% at December 31, 1995 and 1996) and collateralized by substantially all of the Companys assets. The term loan agreement contains provisions and restrictive covenants customary in lending transactions of this type. The fair value of the bank debt at December 31, 1995 and 1996 is assumed to approximate its book value.

The maturities of the bank term loan at December 31, 1996 are shown in the table below.

   Years ending December 31,                   Amount
                                          (In thousands)


                1997                            $300
                1998                             338
                1999                           4,677

                                              $5,315

Note 5 - Related party transactions:

It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

Certain significant agreements were entered into in conjunction with formation of the Company. See Note 3.

Mr. Bigham, a member of the Management Committee and the general partner of KNB, was appointed Chief Executive Officer of the Company pursuant to a five-year employment agreement through 2000.
 In addition to terms customary for such agreements, the agreement specifies certain special bonuses aggregating up to $1 million payable if, and only if, the Company is issued various new operating permits within specified time periods no later than August 1997.

The Company agreed to reimburse ACH and KNB an aggregate of $100,000 each for costs incurred by the respective Member in connection with formation of the Company. Such costs have been capitalized as organizational costs. See Note 2. Payable to member at December 31, 1995 consists of $100,000 owed to ACH in connection with this agreement.

The Company has entered into a five-year lease for its corporate office facility with an entity controlled by Mr. Bigham at a rate of $42,000 per year. Rent expense related to this lease was $6,000 in 1995 and $42,000 in 1996.

Loans to officers at December 31, 1996 consists of a 6.02% demand note receivable from Mr. Bigham. Interest income on such loan was nominal in 1996. This loan was repaid in February 1997 using a portion of the proceeds of a $1.5 million loan made by Valhi to Mr. Bigham, which loan is collateralized by Mr. Bighams interest in the Company.

In February 1997, the Company entered into a $4.0 million revolving
credit facility with ACH.   Borrowings bear interest at prime plus
1% and are due December 31, 1997.

Note 6 - Commitments and contingencies:

Environmental. The Companys waste management operations currently involve wastes and other materials regulated under RCRA and TSCA. The Company intends to seek other operating permits to accept wastes, including low-level radioactive or mixed wastes, regulated under other environmental laws and regulations. The Company expects, in the normal course of its business, to expend funds for environmental protection and remediation; however its business is based upon compliance with environmental laws and regulations, and its services are expected to be priced accordingly.

Concentrations of credit risk. At December 31, 1995 and 1996, substantially all of the Companys cash and cash equivalents were held by a single U.S. bank.



Cost to complete capital projects in process. At December 31, 1996, the estimated cost to complete the initial phase of the facility so that it will be ready to accept RCRA and TSCA-regulated wastes approximated $3.9 million. Such capital expenditures, including approximately $1.2 million included in accrued liabilities at December 31, 1996, are expected to be financed by funds on hand and the $3.0 million contributed to the Company by ACH in January 1997.

Consulting agreement. Under the terms of an agreement entered into in October 1995 by WCSI and assumed by the Company at formation, the Company has agreed to pay an independent consultant up to an aggregate of $18.4 million for performing services as a governmental relations representative and consultant. Such fees are based on variable rates of not more than 2% of the revenue generated and will be payable only when the Company receives revenues pursuant to contracts for the disposal of low-level radioactive or mixed wastes generated by, or under the supervision or control of, the U.S. federal government. The agreement currently provides for a security interest in the facility under construction in West Texas to collateralize the Companys obligation under the agreement when the obligation becomes payable.

Bonus program. The Company has adopted a bonus program whereby up to $6.3 million may be paid to certain employees of the Company, excluding Mr. Bigham, if certain operating and permitting targets are met within specified time periods. A payment of $700,000 is payable if the initial phase of the facility is completed at a total cost of less than $15.8 million, $1.4 million is payable if operating permits for the treatment and storage of low-level radioactive wastes are received before January 2000, $1.4 million is payable if operating permits for the disposal of low-level radioactive wastes are received before January 2000, and $2.8 million is payable if the Company achieves specified sales and operating profit targets by the end of 1999. If paid, bonuses with respect to the facility costs will be capitalized as part of the cost of the facility and bonuses with respect to the receipt of permits for low-level radioactive waste treatment and storage or disposal will be capitalized as part of the cost of the permit. Bonuses with respect to the sales and operating profit targets will be accrued through 1999 beginning when it becomes probable that such bonuses will be paid.







                         THE AMALGAMATED SUGAR COMPANY

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON




                  INDEPENDENT AUDITORS' REPORT



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the accompanying balance sheets of The Amalgamated Sugar Company as of December 31, 1995 and 1996, and the related statements of income and shareholder's equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                                  KPMG Peat Marwick LLP


Salt Lake City, Utah
January 31, 1997



                  THE AMALGAMATED SUGAR COMPANY

                         BALANCE SHEETS

                   December 31, 1995 and 1996
                (In thousands, except share data)


              ASSETS


                                                          1995        1996
                                                          ----        ----

Current assets:
  Cash and cash equivalents                           $  3,546    $  2,002
  Accounts and notes receivable                         44,861      38,626
  Inventories                                          229,424     233,713
  Prepaid expenses                                         916       1,079
                                                      --------    --------


      Total current assets                             278,747     275,420
                                                      --------    --------


Other assets                                                26          27
                                                      --------    --------


Property and equipment:
  Land                                                   2,628       2,628
  Buildings                                             11,704      11,732
  Equipment                                            248,627     262,720
  Construction in progress                               1,129         256
                                                      --------    --------

                                                       264,088     277,336
  Less accumulated depreciation                        156,139     170,922
                                                      --------    --------


      Net property and equipment                       107,949     106,414
                                                      --------    --------


                                                      $386,722    $381,861
                                                      ========    ========





                  THE AMALGAMATED SUGAR COMPANY

                   BALANCE SHEETS (CONTINUED)

                   December 31, 1995 and 1996
                (In thousands, except share data)


    LIABILITIES AND SHAREHOLDER'S EQUITY

                                                          1995        1996
                                                          ----        ----

Current liabilities:
  Notes payable                                       $106,685    $119,014
  Current maturities of long-term debt                   8,000       8,000
  Dividends payable                                       -         13,000
  Accounts payable and accrued liabilities             182,072     183,551
  Income taxes                                           1,020         493
  Deferred income taxes                                  4,010       2,212
                                                      --------    --------


      Total current liabilities                        301,787     326,270
                                                      --------    --------


Noncurrent liabilities:
  Long-term debt                                        16,000       8,000
  Accrued OPEB cost                                     17,853      18,319
  Deferred income taxes                                  2,635       3,855
  Other                                                  4,207       1,168
                                                      --------    --------


        Total noncurrent liabilities                    40,695      31,342
                                                      --------    --------


Shareholder's equity:
  Common stock, $1 par value; 100,000 shares
   authorized; 1,000 shares issued and outstanding           1           1
  Additional paid-in capital                            35,000      22,000
  Retained earnings                                      9,239       2,248
                                                      --------    --------


      Total shareholder's equity                        44,240      24,249
                                                      --------    --------



                                                      $386,722    $381,861
                                                      ========    ========





Commitments and contingencies (Note 11).


                  THE AMALGAMATED SUGAR COMPANY

          STATEMENTS OF INCOME AND SHAREHOLDER'S EQUITY

          Years ended December 31, 1994, 1995 and 1996
                         (In thousands)



                                              1994        1995        1996
                                              ----        ----        ----

Revenues and other income:
  Net sales                               $457,278    $541,303    $493,996
  Interest and other                         3,115       3,316       1,857
                                          --------    --------    --------


                                           460,393     544,619     495,853
                                          --------    --------    --------


Costs and expenses:
  Cost of sales                            345,841     420,260     378,643
  Selling, general and administrative       85,165      97,272      93,359
  Interest                                   7,339      13,371       8,611
                                          --------    --------    --------


                                           438,345     530,903     480,613
                                          --------    --------    --------


    Income before income taxes              22,048      13,716      15,240

Provision for income taxes                   8,159       4,816       5,231
                                          --------    --------    --------


    Net income                              13,889       8,900      10,009

Shareholder's equity at beginning of year   25,245      32,997      44,240
Capital contribution                        10,000       5,000        -
Dividends paid in:
  Cash                                     (16,137)       -        (17,000)
  Stock of subsidiary                         -         (2,657)       -
Dividends accrued                             -           -        (13,000)
                                          --------    --------    --------

Shareholder's equity at end of year       $ 32,997    $ 44,240    $ 24,249
                                          ========    ========    ========




                  THE AMALGAMATED SUGAR COMPANY

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1994, 1995 and 1996
                         (In thousands)


                                              1994        1995         1996
                                              ----        ----         ----

Cash flows from operating activities:
  Net income                              $  13,889   $   8,900   $  10,009
  Depreciation                               12,167      13,828      14,995
  Deferred income taxes                      (1,417)        426        (578)
  Other, net                                   (524)       (937)      1,227
                                          ---------   ---------   ---------

                                             24,115      22,217      25,653
  Change in assets and liabilities:
    Accounts and notes receivable            (1,492)     (9,347)      6,101
    Inventories                             (33,518)     51,619      (4,289)
    Accounts payable and accrued
     liabilities                             25,088     (25,114)      1,274
    Other, net                                  542       2,317      (4,152)
                                          ---------   ---------   ---------


      Net cash provided by operating
       activities                            14,735      41,692      24,587
                                          ---------   ---------   ---------


Cash flows from investing activities:
  Capital expenditures                      (26,768)    (24,036)    (13,679)
  Other, net                                    135          23         219
                                          ---------   ---------   ---------


      Net cash used by investing
       activities                           (26,633)    (24,013)    (13,460)
                                          ---------   ---------   ---------


Cash flows from financing activities:
  Notes payable, long-term debt and
   loans from Valhi:
    Additions                               421,847     651,928     648,911
    Principal payments                     (403,707)   (672,136)   (644,582)



  Capital transactions                       10,000       5,000        -
  Cash dividends                            (16,137)       -        (17,000)
                                          ---------   ---------   ---------


      Net cash provided (used) by
       financing activities                  12,003     (15,208)    (12,671)
                                          ---------   ---------   ---------


Net increase (decrease) in cash           $     105   $   2,471   $  (1,544)
                                          =========   =========   =========



                  THE AMALGAMATED SUGAR COMPANY

              STATEMENTS OF CASH FLOWS (CONTINUED)

          Years ended December 31, 1994, 1995 and 1996
                         (In thousands)




                                              1994        1995        1996
                                              ----        ----        ----

Cash and cash equivalents:
  Net increase (decrease)                  $     105   $   2,471   $  (1,544)
  Balance at beginning of year                   970       1,075       3,546
                                           ---------   ---------   ---------


  Balance at end of year                   $   1,075   $   3,546   $   2,002
                                           =========   =========   =========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized     $   6,971   $  13,073   $   9,205
  Income taxes                                10,507       2,623       6,631




                  THE AMALGAMATED SUGAR COMPANY

                  NOTES TO FINANCIAL STATEMENTS


Note 1 -Organization:

    The Amalgamated Sugar Company (the `Company''), a Utah corporation and an indirect wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI), is engaged in the production and sale of refined sugar and by-products from sugarbeets. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Amalgamated, Valhi and Contran, may be deemed to control each of such companies.

     Effective December 1, 1995, Amalgamated contributed certain assets that were primarily used in research and development activities to a newly formed, wholly-owned subsidiary, Amalgamated Research Inc. and distributed all of the outstanding stock of Amalgamated Research to its parent. Such dividend was recorded at net carrying value.

    Subsequent to December 31, 1996, the Company contributed substantially all of its net assets to The Amalgamated Sugar Company LLC. See Note 13.

Note 2 -Summary of significant accounting policies:

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

    Cash and cash equivalents. Cash equivalents include temporary cash investments with original maturities of three months or less.

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of refined sugar, sugarbeets and by-products, and the average-cost method is used to determine the cost of supplies.

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

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements capitalized. Interest costs related to major, long-term capital projects capitalized as a component of construction costs were $167,000 in 1994, $360,000 in 1995 and nil in 1996.

    Depreciation is computed primarily on the straight-line method over the estimated useful lives of 20 to 40 years for buildings and five to 20 years for equipment.

    Income taxes. Valhi and Amalgamated are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for federal income taxes on a separate company basis. Subsidiaries of Valhi make payments to, or receive payments from, Valhi in the amount they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

    Other.  Sales are recorded when products are shipped.

    Accounting and funding policies for retirement plans and for postretirement benefits other than pensions ("OPEB") are described in Note 9.

Note 3 -Operations:

    The Company's operations consist of one business and geographic segment, the production of refined sugar from sugarbeets in the United States.




                                                Years ended December 31,
                                            -------------------------------

                                            1994        1995         1996
                                            ----        ----         ----

                                                    (In thousands)
Net sales:
  Refined sugar                          $421,953    $492,564     $455,717
  By-products and other                    35,325      48,739       38,279
                                         --------    --------     --------


                                         $457,278    $541,303     $493,996
                                         ========    ========     ========

Operating income:
  FIFO basis                             $ 29,299    $ 26,057     $ 39,285
  LIFO adjustment                           2,330         772      (15,437)
                                         --------    --------     --------


    Operating income                       31,629      26,829       23,848

General corporate items, net               (2,242)        258            3
Interest expense                           (7,339)    (13,371)      (8,611)
                                         --------    --------     --------


    Income before income taxes           $ 22,048    $ 13,716     $ 15,240
                                         ========    ========     ========


    Export sales were $8,765,000 in 1994, $21,067,000 in 1995 and $14,885,000 in 1996. General corporate items in 1994 consist principally of legal and related expenses.

Note 4 -Notes payable and long-term debt:


                                                              December 31,
                                                          -------------------

                                                            1995      1996
                                                            ----      ----

                                                            (In thousands)
Notes payable:
  United States Government loans                          $ 64,685  $ 69,014
  Bank credit agreements                                    42,000    50,000
                                                          --------  --------


                                                          $106,685  $119,014
                                                          ========  ========

Long-term debt:
  Bank term loan                                          $ 24,000  $ 16,000
  Less current maturities                                    8,000     8,000
                                                          --------  --------


                                                          $ 16,000  $  8,000
                                                          ========  ========

    The Government loans are made under the sugar price support loan program, which program currently extends through the 2002 crop year ending September 30, 2003. These short-term loans have historically been nonrecourse and will continue to be nonrecourse if foreign sugar import quotas exceed a specific level. At December 31, 1996, all outstanding Government loans are nonrecourse, and such Government loans will continue to be nonrecourse throughout the remainder of the current crop year which ends September 30, 1997. These loans are collateralized by refined sugar inventories and payable at the earlier of the date the refined sugar is sold or upon maturity. At December 31, 1996, the weighted average interest rate on Government loans was 6.5% (1995 - 5.6%).

    The Company's principal bank credit agreement (the "Sugar Credit Agreement") provides for a revolving credit facility in varying amounts up to $80 million, with advances limited to formula-determined amounts of accounts receivable and inventories, and a term loan. Borrowings under the revolving credit facility bear interest, at the Company's option, at the prime rate or LIBOR plus 1.25% and mature not later than September 30, 1998. The term loan bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 1.5%, and matures in annual installments of $8 million through July 1998. The Sugar Credit Agreement may be terminated by the lenders in the event the sugar price support loan program is abolished or is materially and adversely modified. The Company also has a $5 million unsecured line of credit with the agent bank for the Sugar Credit Agreement (nil outstanding at December 31, 1996). At December 31, 1996, the weighted average interest rate on outstanding bank borrowings was 8.3% (1995 - 7.2%). See Note 13.

    At December 31, 1996, unused credit available to the Company under its bank credit agreements and the sugar price support loan program aggregated approximately $20 million.

    The Sugar Credit Agreement (i) requires the Company to maintain minimum levels of tangible net worth, earnings and net cash flow, as defined, (ii) limits dividend payments and additional indebtedness, (iii) is collateralized by substantially all of the Company's assets and (iv) contains other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1996, there was no dividend availability under the existing Sugar Credit Agreement. See Note 13.

Note 5 -Inventories:



                                                              December 31,
                                                          -------------------

                                                            1995      1996
                                                            ----      ----

                                                            (In thousands)
Sugarbeets                                                $ 47,420  $ 46,864
In process sugar                                            57,967    66,375
Refined sugar and by-products                               90,492    89,636
Supplies                                                    33,545    30,838
                                                          --------  --------


                                                          $229,424  $233,713
                                                          ========  ========

    Had the Company used the first-in, first-out method of accounting for the cost of sugar, sugarbeets and by-products, the net carrying value of inventories would have increased by approximately $31.8 million and $47.2 million at December 31, 1995 and 1996, respectively.

Note 6 -Accounts payable and accrued liabilities:


                                                              December 31,
                                                          -------------------

                                                            1995      1996
                                                            ----      ----

                                                            (In thousands)
Accounts payable:
  Sugarbeets                                              $ 83,027  $ 83,391
  Other                                                     64,526    58,588
                                                          --------  --------

                                                           147,553   141,979
                                                          --------  --------


Payable to affiliates                                        1,202       937
                                                          --------  --------


Accrued liabilities:
  Sugar processing costs                                    21,569    25,538
  Employee benefits                                          5,428     9,710
  Interest                                                   1,658     1,064
  Other                                                      4,662     4,323
                                                          --------  --------

                                                            33,317    40,635
                                                          --------  --------


                                                          $182,072  $183,551
                                                          ========  ========

Note 7 -Income taxes:


                                                 Years ended December 31,
                                             -------------------------------

                                              1994        1995        1996
                                              ----        ----        ----

                                                     (In thousands)
Expected tax expense, at federal statutory
 income tax rate of 35%                    $ 7,717    $  4,801    $  5,334
State income taxes, net                        726         170         247
Other, net                                    (284)       (155)       (350)
                                           -------    --------    --------


                                           $ 8,159    $  4,816    $  5,231
                                           =======    ========    ========

Provision for income taxes:
  Currently payable:
    Federal                                $ 8,236    $  3,928    $  5,107
    State                                    1,340         462         702
                                           -------    --------    --------

                                             9,576       4,390       5,809
  Deferred income taxes (benefit)           (1,417)        426        (578)
                                           -------    --------    --------


                                           $ 8,159    $  4,816    $  5,231
                                           =======    ========    ========


                                                             December 31,
                                                        ---------------------

                                                          1995        1996
                                                          ----        ----

                                                           (In thousands)
Components of the net deferred tax benefit (liability):
  Tax effect of temporary differences relating to:
    Inventories                                          $ (7,219)  $ (7,163)
    Property and equipment                                (10,302)   (10,594)
    Accrued OPEB cost                                       7,328      7,514
    Accrued liabilities and other                           3,548      4,176
                                                         --------   --------


      Net liability                                      $ (6,645)  $ (6,067)
                                                         ========   ========

  Net balance comprised of:
    Gross deferred tax assets                            $ 10,876   $ 11,690
    Gross deferred tax liabilities                        (17,521)   (17,757)
                                                         --------   --------


      Net liability                                      $ (6,645)  $ (6,067)
                                                         ========   ========

  Current liability                                      $ (4,010)  $ (2,212)
  Noncurrent liability                                     (2,635)    (3,855)
                                                         --------   --------


                                                         $ (6,645)  $ (6,067)
                                                         ========   ========


Note 8 -Accounts and notes receivable:


                                                            December 31,
                                                        --------------------

                                                          1995        1996
                                                          ----        ----

                                                           (In thousands)
Accounts receivable                                    $43,212     $37,286
Notes receivable from sugarbeet growers                  1,161         651
Allowance for doubtful accounts                           (133)        (89)
                                                       -------     -------

                                                        44,240      37,848
Receivable from affiliates                                 621         778
                                                       -------     -------



                                                       $44,861     $38,626
                                                       =======     =======


Note 9 -Employee benefit plans:

    Defined contribution plan. Substantially all of the Company's full time employees are eligible to participate in a contributory savings plan with partial matching Company contributions. Defined contribution plan expense was $625,000 in 1994, $583,000 in 1995 and $588,000 in 1996.

    Company-sponsored defined benefit pension plans. The Company maintains defined benefit pension plans covering substantially all full-time employees. Benefits are based on years of service and average compensation and the related expenses are based on independent actuarial valuations. The Company's funding policy is to contribute amounts equal to or exceeding the amounts required by the funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The plans' assets at December 31, 1995 and 1996 consist principally of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates.

    The rates used in determining the actuarial present value of the projected benefit obligations were (i) discount rate - 7.5%, (ii) expected long-term rate of return on assets - 10% and (iii) increase in future compensation levels - 4% to 4.5%. Variances from actuarially assumed rates will result in increases or decreases in pension liabilities, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the actuarial present value of the accumulated benefit obligations at December 31, 1996 by approximately $4.0 million.

                                                            December 31,
                                                       ---------------------

                                                         1995         1996
                                                         ----         ----

                                                          (In thousands)
Actuarial present value of benefit obligations:
  Vested benefits obligations                         $22,079      $25,559
  Nonvested benefits                                    3,667        3,879
                                                      -------      -------


  Accumulated benefit obligations                      25,746       29,438
  Effect of projected future salary increases           8,805       10,352
                                                      -------      -------


  Projected benefit obligations ("PBO")                34,551       39,790
Plan assets at fair value                              30,686       38,187
                                                      -------      -------


Plan assets less than PBO                              (3,865)      (1,603)
Unrecognized net loss from experience different from
 actuarial assumptions                                  5,565        3,180
Unrecognized prior service cost                           269          223
Unrecognized net obligations being amortized over
 15 years
                                                          535          428
                                                      -------      -------

  Net pension asset                                   $ 2,504      $ 2,228
                                                      =======      =======



                                               Years ended December 31,
                                           -------------------------------

                                             1994        1995        1996
                                             ----        ----        ----

                                                    (In thousands)
Net periodic pension cost:
  Service cost benefits earned            $ 1,862     $ 1,612     $ 2,149
  Interest cost on PBO                      1,996       2,249       2,663
  Actual loss (return) on plan assets         615      (4,734)     (6,407)
  Net amortization and deferral            (2,625)      2,467       3,728
                                          -------     -------     -------


                                          $ 1,848     $ 1,594     $ 2,133
                                          =======     =======     =======

    Postretirement benefits other than pensions. The Company currently provides certain life insurance and health care benefits to eligible retirees. Substantially all retirees contribute to the cost of their benefits. Certain current and all future retirees either cease to be eligible for health care benefits at age 65 or are thereafter eligible only for limited benefits.

    The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5%, (ii) rate of annual increases in future compensation levels - 4% to 5% in 1996 (4% to 4.5% in 1995) and (iii) rate of increase in future health care costs - 10.8% for 1997, gradually declining to approximately 5.8% in 2017 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $187,000 in 1996, and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased approximately $1.6 million. In addition, a one percentage point decrease in the discount rate would increase the actuarial present value of the accumulated OPEB obligations at December 31, 1996 by approximately $1.6 million.


                                                              December 31,
                                                           -----------------

                                                             1995      1996
                                                             ----      ----

                                                             (In thousands)
Actuarial present value of accumulated OPEB obligations:
  Retiree benefits                                         $ 7,104   $ 6,625
  Other fully eligible active plan participants              3,653     3,744
  Other active plan participants                             5,765     6,025
                                                           -------   -------

                                                            16,522    16,394
Unrecognized net gain from experience different
 from actuarial assumptions                                  2,268     2,874
                                                           -------   -------


Total accrued OPEB cost                                     18,790    19,268
Less current portion                                           937       949
                                                           -------   -------


  Noncurrent accrued OPEB cost                             $17,853   $18,319
                                                           =======   =======


                                                 Years ended December 31,
                                             -------------------------------

                                                1994       1995       1996
                                                ----       ----       ----

                                                      (In thousands)
Net periodic OPEB cost:
  Service cost                                $  475    $  447     $  539
  Interest cost                                1,097     1,171      1,137
  Net amortization and deferral                 (110)     (181)      (121)
                                              ------    ------     ------

                                              $1,462    $1,437     $1,555
                                              ======    ======     ======

    Multiemployer pension plans. A small minority of employees are covered by union-sponsored, collectively-bargained multiemployer defined benefit pension plans. Contributions to multiemployer plans are based upon collective bargaining agreements and were $47,000 in 1994, $55,000 in 1995 and $56,000 in 1996. The multiemployer plans' administrators have estimated that the Company's share of the unfunded benefit obligation of such plans was insignificant at December 31, 1995 (the most recent information available to the Company).

Note 10 -   Related party transactions:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Loans are made between the Company and Valhi with interest at rates related to the Company's other credit arrangements. Such loans reprice with changes in market interest rates and book value is deemed to approximate fair value. Interest expense on loans from Valhi was $93,000 in 1994, $417,000 in 1995 and $17,000 in 1996.

    Under the terms of an Intercorporate Service Agreement with Valhi, Valhi performs certain management, financial and administrative services for the Company on a fee basis. Fees pursuant to this agreement were $284,000 in 1994, $260,000 in 1995 and $220,000 in 1996.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (credit) of $269,000 in 1994, $(68,000) in 1995 and $5,000 in 1996 in a manner similar to accounting for stock appreciation rights. At December 31, 1996, employees of the Company held options to purchase 272,000 Valhi shares at prices ranging from $4.76 to $14.66 per share (149,000 shares at prices less than the December 31, 1996 quoted market price of $6.375 per share).

    Restricted stock is forfeitable unless certain periods of employment are completed. The Company pays Valhi the market value of the restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Expense related to restricted stock was $191,000 in 1994, $58,000 in 1995 and $19,000 in 1996. At December 31, 1996, there was no restricted stock held for employees of the Company.

    Effective December 1, 1995, Amalgamated entered into a renewable, one-year agreement to provide administrative services to Amalgamated Research for an annual fee of $288,000 and a ten-year Service and Sharing Agreement whereby Amalgamated Research will provide certain research, laboratory and quality control services to Amalgamated for a fee of $1,659,000 per year to be adjusted annually based on a composite index. The Sharing Agreement also (i) grants Amalgamated a non-exclusive, perpetual royalty-free license to use currently existing or hereafter developed technology applicable to sugar operations and
(ii) provides for certain royalties to Amalgamated from future sales or licenses of Amalgamated Research's technology. Aggregate net expense under these agreements was $215,000 in 1995 and $1,532,000 in 1996. See Note 13.

    Amalgamated also leases its corporate office facility from Amalgamated Research for annual rentals of $256,000 through the year 2000. The office lease can be extended for up to ten additional years at the then prevailing market rental rates.

    Charges (revenues) from other related parties for services provided in the ordinary course of business aggregated $73,000 in 1994, ($48,000) in 1995 and $101,000 in 1996.

Note 11 - Commitments and contingencies:

    Legal proceedings. In November 1992, a complaint was filed in the United States District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. In January 1996, the court granted the Company's motion for summary judgment with respect to certain counts and denied the Company's motion for summary judgment with respect to other counts. The court also granted plaintiffs permission to amend their complaint to include new allegations. The plaintiffs subsequently amended their complaint and, in June 1996, the Company made a motion for summary judgment on the new allegations. In September 1996, the court heard the defendants' motion. The parties are awaiting a decision on the motion. See Note 13.

    The Company is also involved in routine legal proceedings incidental to its normal business activities and environmental related matters. The Company believes the disposition of all such proceedings, individually or in the aggregate, including Grain Millers, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    Concentration of credit risks. The Company sells sugar primarily in the North Central and Intermountain Northwest regions of the United States. The Company does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. The Company's ten largest customers account for approximately one-third of sales with the largest single customer accounting for approximately 4% to 5% of sales in each of the past three years. The ten major customers accounted for 41% of accounts receivable at December 31, 1996 (1995 - 29%).

    At December 31, 1995 and 1996, substantially all of the Company's cash and cash equivalents was on deposit with three U.S. banks.

    Capital expenditures. At December 31, 1996, the estimated cost to complete approved capital projects in process was approximately $650,000.

Note 12 - Other items:

    The fair value of all financial instruments is deemed to approximate carrying value as they reprice with changes in market interest rates and/or have short terms to maturity.

    Research and development costs, expensed as incurred, were $487,000 in 1994, $823,000 in 1995 and $1,517,000 in 1996. Advertising costs, expensed as incurred, were $306,000 in 1994, $365,000 in 1995 and $125,000 in 1996.

    Rent expense under operating leases, principally for facilities, was $269,000 in 1994, $350,000 in 1995 and $603,000 in 1996. At December 31, 1996,
commitments for future minimum rentals under noncancellable operating leases consist principally of the office lease with Amalgamated Research. See Note 10.

Note 13 - Subsequent events:

     On January 3, 1997, Amalgamated completed the transfer of control of substantially all of its operations to Snake River Sugar Company, an Oregon agricultural cooperative formed by the farmers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC (the `LLC''), a limited liability company controlled by Snake River, on a tax-deferred basis, in exchange for a non-voting ownership interest in the LLC. Also, as part of the transaction, Snake River loaned Valhi $250 million and Valhi provided certain debt financing for the transaction both to Snake River and a related entity. Valhi's loans from Snake River are collateralized by Amalgamated's interest in the LLC.

     Amalgamated may, at its option, require the LLC to redeem its interest in the LLC beginning in January 2002, and the LLC has the right to redeem Amalgamated's interest beginning in January 2027. In addition, beginning in January 2002 Amalgamated has the right to require Snake River to purchase its interest in the LLC. The redemption/purchase price is generally $250 million plus the amount of any deferrals of cash distributions from the LLC discussed below. In the event Amalgamated either requires the LLC to redeem its LLC interest or requires Snake River to purchase its LLC interest, Snake River has the right to accelerate the maturity and call the loans made to Valhi in connection with the transaction. If Amalgamated requires the LLC to redeem its LLC interest, then Snake River is required, under the terms of the LLC Company Agreement, to contribute to the LLC the cash received from calling the Valhi loans.

     The LLC Company Agreement provides that, among other things, Amalgamated is entitled to receive certain distributions of Distributable Cash, as defined, from the LLC. Amalgamated and Snake River share in any Distributable Cash up to an aggregate of $26.7 million per year, with 95% going to Amalgamated and 5% going to Snake River. This $26.7 million distribution is referred to as the LLC's `base distribution.'' Amalgamated generally is entitled to receive 5% (10% after 2002) of any Distributable Cash above this base distribution amount, with additional Distributable Cash potentially being received through 2002 if certain Distributable Cash levels are reached. The Company's share of any Distributable Cash above the base distribution will be deferred and instead paid to Snake River until Snake River's loans from Valhi are completely repaid.

     As part of the formation of the LLC, the LLC terminated the existing $80 million Sugar Credit Agreement and replaced it with a new $100 million facility collateralized by the LLC's working capital assets and one of the LLC's four processing facilities. In addition, the LLC prepaid the remaining $16 million outstanding balance of the bank term loan, primarily with the $14 million cash contribution to the LLC by Snake River for its voting interest in the LLC.

     The Company's net assets contributed to the LLC include the rights and obligations associated with the agreements between the Company and Amalgamated Research discussed in Note 10. However, the LLC did not assume any obligation arising out of the American Federation of Grain Millers International case discussed in Note 11.

     In December 1996, Amalgamated declared, and in January 1997 paid, $13 million in pre-closing cash dividends to Valhi.