Form 10-Q
period 1997-03-31
VALHI INC /DE/
filed 1997-05-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   MARCH 31, 1997           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1997: 114,423,814.


                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.                                                Financial Statements.

         Consolidated Balance Sheets - December 31, 1996
          and March 31, 1997                               3-4

         Consolidated Statements of Operations -
          Three months ended March 31, 1996 and 1997        5

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1997                 6

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1996 and 1997       7-8

         Notes to Consolidated Financial Statements        9-23

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.            24-32

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.    33

  Item 6. Exhibits and Reports on Form 8-K.   33-34
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                        DECEMBER   MARCH 31,
                                               31,       1997
                                                1996


Current assets:
  Cash and cash equivalents                $  255,679 $  262,482
  Marketable securities                      142,478     145,510
  Accounts and other receivables             155,430     193,096
  Refundable income taxes                      9,414       3,770
  Receivable from affiliates                  13,931       9,103
  Inventories                                251,597     209,164
  Prepaid expenses                              7,537      7,269
  Deferred income taxes                         1,597      1,234


      Total current assets                    837,663    831,628


Other assets:
  Marketable securities                       51,328      79,110
  Investment in and advances to
   joint ventures                            196,697     199,807
  Loans and notes receivable                   3,240     181,519
  Mining properties                           36,441      31,970
  Prepaid pension cost                        25,313      25,345
  Goodwill                                   258,359     255,797
  Deferred income taxes                          223         223
  Other                                        45,479     46,468


      Total other assets                      617,080    820,239


Property and equipment:
  Land                                        37,538      34,977
  Buildings                                  189,875     179,359
  Equipment                                  610,545     564,793
  Construction in progress                     15,723     14,880

                                             853,681     794,009

  Less accumulated depreciation               163,442    153,041


      Net property and equipment              690,239    640,968


                                           $2,144,982 $2,292,835


                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY     DECEMBER   MARCH 31,
                                               31,       1997
                                                1996


Current liabilities:
  Notes payable                            $   38,732 $   23,776
  Current long-term debt                     235,648     204,585
  Accounts payable                            75,307      61,149
  Accrued liabilities                        127,935     129,230
  Payable to affiliates                       47,387      14,954
  Income taxes                                 8,148       7,783
  Deferred income taxes                        30,523     33,422


      Total current liabilities               563,680    474,899


Noncurrent liabilities:
  Long-term debt                             844,468   1,070,178
  Accrued pension cost                        59,215      55,365
  Accrued OPEB cost                           56,257      55,144
  Accrued environmental costs                109,908     133,977
  Deferred income taxes                      178,049     163,297
  Other                                        29,237     31,419


      Total noncurrent liabilities          1,277,134  1,509,380


Minority interest                                 249        237


Stockholders' equity:
  Common stock                                 1,248       1,251
  Additional paid-in capital                  35,258      36,807
  Retained earnings                          282,766     269,519
  Adjustments:
    Marketable securities                     65,105      84,545
    Currency translation                      (6,210)     (9,555)
    Pension liabilities                       (3,160)     (3,160)
  Treasury stock                              (71,088)   (71,088)
      Total stockholders' equity              303,919    308,319


                                           $2,144,982 $2,292,835





Commitments and contingencies (Note 1)
                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                1996*      1997

Revenues and other income:
  Net sales                                   $261,651  $265,305
  Other, net                                    12,542    16,701


                                               274,193   282,006

Costs and expenses:
  Cost of sales                                187,291   204,767
  Selling, general and administrative           49,778    77,652
  Interest                                      24,808    30,659


                                               261,877   313,078

                                                12,316   (31,072)

Equity in earnings (losses) of:
  Amalgamated Sugar Company                      3,597      -
  Waste Control Specialists                     (1,151)   (2,758)


    Income (loss) before income taxes           14,762   (33,830)

Provision for income taxes (benefit)             3,831   (10,698)
Minority interest                                2,321         8


    Income (loss) from continuing operations     8,610   (23,140)

Discontinued operations                        (14,298)   15,671


      Net loss                                $ (5,688) $ (7,469)



Earnings (loss) per common share:
  Continuing operations                       $    .07   $   (.20)
  Discontinued operations                         (.12)       .13



      Net loss                                $   (.05)  $   (.07)


Cash dividends per share                      $    .05  $    .05



Weighted average common shares outstanding     114,569   114,792





*Reclassified
                               VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            THREE MONTHS ENDED MARCH 31, 1997

                                      (IN THOUSANDS)

                              ADDITIONAL                  ADJUSTMENTS

                       COMMON   PAID-IN RETAINEDMARKETABLE CURRENCY   PENSION
                        STOCK    CAPITALEARNINGSSECURITIESTRANSLATI LIABILITIES

                                                              ON

Balance at December 31,$1,248 $35,258   $282,766$65,105   $(6,210)  $(3,160)
1996

Net loss                 -      -       (7,469)   -          -         -
Dividends                -      -       (5,778)   -          -         -
Adjustments, net         -      -         -     19,440     (3,345)     -
Other, net                  3   1,549       -      -         -          -


Balance at March 31,   $1,251 $36,807   $269,519$84,545   $(9,555)  $(3,160)
1997


                                       TOTAL
                        TREASURY   STOCKHOLDERS'
                          STOCK        EQUITY

Balance at December 31, $(71,088)$303,919
1996

Net loss                   -      (7,469)
Dividends                  -      (5,778)
Adjustments, net           -      16,095
Other, net                  -      1,552


Balance at March 31,    $(71,088)$308,319
1997


                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*      1997

Cash flows from operating activities:
  Net loss                                    $ (5,688) $  (7,469)
  Depreciation, depletion and amortization      16,301    15,937
  Noncash interest expense                       8,114     8,929
  Change in accounting principle                  -       30,000
  Deferred income taxes                         (5,034)  (12,226)
  Minority interest                              2,321         8
  Other, net                                    (2,888)   (2,794)
  Equity in:
    Discontinued operations                     14,298   (15,671)
    Amalgamated Sugar Company                   (3,597)     -
    Waste Control Specialists                    1,151      2,758

                                                24,978    19,472

  Medite, net                                    5,065   (36,456)
  Sybra, net                                     2,518       (78)
  Amalgamated Sugar Company, net               (45,782)     -
  Change in assets and liabilities:
    Accounts and notes receivable              (23,620)  (33,211)
    Inventories                                (10,631)   28,464
    Accounts payable and accrued liabilities   (13,490)     (292)
    Other, net                                  (6,834)    11,347


        Net cash used by operating activities  (67,796)   (10,754)

Cash flows from investing activities:
  Capital expenditures                         (13,083)   (9,646)
  Purchases of minority interest                (9,049)     -
  Investment in Waste Control Specialists       (5,000)   (3,000)
  Loans to affiliates:
    Loans                                       (5,400)  (28,250)
    Collections                                  8,400    14,250
  Other loans and notes receivable:
    Loans                                         -     (200,600)
    Collections                                   -       12,586
  Pre-close dividend from Amalgamated Sugar       -       11,518
Company
  Medite, net                                   (2,851)   34,686
  Sybra, net                                    (1,351)     (688)
  Amalgamated Sugar Company, net                (2,333)     -
  Other, net                                     1,646      2,443


        Net cash used by investing activities  (29,021)  (166,701)


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*      1997
Cash flows from financing activities:
  Indebtedness:
    Borrowings                                $ 46,079  $ 390,000
    Principal payments                         (16,014) (189,414)
    Deferred financing costs paid                 -       (3,434)
  Repayment of loan from affiliate                -       (7,244)
  Valhi dividends paid                          (5,764)   (5,778)
  Distributions to minority interest            (2,814)     -
  Medite, net                                   (1,742)       (9)
  Sybra, net                                      (488)        4
  Amalgamated Sugar Company, net                49,172      -
  Other, net                                       593      1,755


      Net cash provided by financing            69,022    185,880
activities

Net change                                     (27,795)    8,425
Currency translation                              (645)   (1,622)
Cash and equivalents at beginning of period    170,908    255,679


Cash and equivalents at end of period         $142,468  $ 262,482




Supplemental disclosures - cash paid
(received) for:
  Interest, net of amounts capitalized:
    Continuing operations - consolidated      $  6,712  $  11,215
companies
    Amalgamated                                  3,965      -
    Discontinued operations                      2,723       459
    Eliminations                                  (203)      (225)



                                              $ 13,197  $  11,449




  Income taxes, net:


    Continuing operations - consolidated      $  8,432  $  (3,760)
companies
    Amalgamated                                    756      -
    Discontinued operations                        492     30,622



                                              $  9,680  $  26,862





*Reclassified.

                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1996 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report"). Certain 1996 amounts have been reclassified to conform to the 1997 presentation. See Notes 14 and 15.

     The Company adopted the recognition requirements of Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities" in the first quarter of 1997. The new rule, among other things, expands the types of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new SOP, the Company recognized a noncash cumulative pre-tax charge of $30 million ($19.5 million, or $.17 per share, net-of-tax) related to environmental matters at 56%-owned NL Industries, Inc., which is comprised primarily of estimated future undiscounted expenditures (principally legal and professional fees) associated with managing and monitoring existing environmental remediation sites. Previously, such expenditures were expensed as incurred.
    Commitments and contingencies are discussed in Notes 14 and 15, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1996 Annual Report.

    Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

    OPERATIONS                 PRINCIPAL ENTITIES                % OWNED


  Chemicals             NL Industries, Inc.                         56%
  Component products    CompX International Inc.                   100%
  Waste management      Waste Control Specialists                   50%

     NL's chemicals operations are conducted through Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's component products (CompX) subsidiary is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. Each of NL (NYSE: NL) and Valcor are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The refined sugar operations conducted by The Amalgamated Sugar Company in 1996 are presented on the equity method. See Note 15. The results of operations of Valcor's wholly-owned building products subsidiary, conducted by Medite Corporation, and Valcor's wholly-owned fast food subsidiary, conducted by Sybra, Inc., are presented as discontinued operations. See Note 14.

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                                1996     1997
                                                 (IN MILLIONS)
Net sales:
  Chemicals                                     $240.4   $239.5
  Component products                              21.2     25.8


                                                $261.6   $265.3



Operating income:
  Chemicals                                     $ 36.6   $ 13.5
  Component products                               4.4      6.3

                                                  41.0     19.8
General corporate items:
  Securities earnings                              2.7     14.7
  Expenses, net                                   (6.7)   (34.9)
Interest expense                                 (24.8)   (30.7)

                                                  12.2    (31.1)
Equity in earnings (losses) of:
  Waste Control Specialists                       (1.1)    (2.7)
  Amalagamated Sugar Company                       3.6      -


    Income (loss) before income taxes           $ 14.7   $(33.8)



                                       THREE MONTHS ENDED MARCH

                                31,


                                DEPRECIATION,         CAPITAL
                                    DEPLETION       EXPENDITURES
                                AND


                                AMORTIZATION

                                  1996    1997     1996     1997

                                         (IN MILLIONS)
Chemicals                        $15.4   $15.0    $12.2     $8.9
Component products                  .7      .8       .7       .5
Other                               .2      .1       .2       .2



                                 $16.3   $15.9    $13.1     $9.6




NOTE 3 -     EARNINGS PER COMMON SHARE:
    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or the dilutive effect is not material. The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 31, 1997. Basic earnings per share pursuant to SFAS No. 128 will be equivalent to earnings per share presented herein, and diluted earnings per share pursuant to SFAS No. 128 is not expected to be materially different from basic earnings per share.

NOTE 4 -     MARKETABLE SECURITIES:

                                            DECEMBER   MARCH 31,
                                               31,       1997
                                                1996


                                               (IN THOUSANDS)
Current asset (available-for-sale) -
  Dresser Industries common stock           $142,478   $145,510



Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC         $ 34,070   $ 62,387
  Common stocks                               17,258     16,723


                                            $ 51,328   $ 79,110


    Valhi holds 5.5 million shares of Dresser common stock with a quoted market price of $31 at March 31, 1997, or an aggregate market value of approximately $169 million (cost - $44 million). Such Dresser stock is exchangeable for Valhi's LYONs, at the option of the LYONs holder, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. See Note 11.

    The Company's investment in The Amalgamated Sugar Company LLC (cost - $34 million) is discussed in Note 15. The aggregate cost of other available-for-sale common stocks is approximately $16 million.
NOTE 5 -     INVENTORIES:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Raw materials:
  Chemicals                               $ 43,284    $ 28,529
  Component products                         2,556       2,499
  Building products                          4,306       1,813
  Fast food                                  1,406       1,323

                                            51,552      34,164

In process products:
  Chemicals                                 10,356      10,088
  Component products                         4,974       4,935
  Building products                             83        -

                                            15,413      15,023


Finished products:
  Chemicals                                142,956     122,014
  Component products                         3,300       3,309
  Building products                          1,096         215

                                           147,352     125,538


Supplies                                    37,280      34,439

                                          $251,597    $209,164




NOTE 6 -     ACCRUED LIABILITIES:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)

Employee benefits                         $ 47,331    $ 37,626
Environmental costs                          6,126       9,118
Plant closure costs                          7,669       6,881
Interest                                    11,157      20,799
Miscellaneous taxes                          5,262       5,147
Other                                       50,390      49,659



                                          $127,935    $129,230




NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Receivable from affiliates:
  Demand loan to Contran                    $  -       $ 9,000
  Net dividend receivable from Amalgamated   11,518       -
  Other                                       2,413        103


                                            $13,931    $ 9,103




Payable to affiliates:


  Demand loan from Contran                  $ 7,244    $  -
  Income taxes payable to Contran            29,633      5,029
  Tremont Corporation                         3,529      3,471
  Louisiana Pigment Company                   6,677      6,205
  Other                                         304        249
                                            $47,387    $14,954




NOTE 8 - LOANS AND NOTES RECEIVABLE:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Snake River Sugar Company:
  Tranche A                                 $  -      $ 97,514
  Tranche B                                    -        81,099
Snake River Farms II                           -         9,000
Other                                         4,740      5,988

                                              4,740    193,601


Less current portion                          1,500     12,082


    Noncurrent portion                      $ 3,240   $181,519



    Loans to Snake River Sugar Company and Snake River Farms II are discussed in
Note 15. At March 31, 1997, other loans and notes receivable include a $1.5 million loan to the other 50%-owner of Waste Control Specialists which is collateralized by such owner's interest in Waste Control Specialists.
NOTE 9 - OTHER NONCURRENT ASSETS:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Investment in joint ventures:
  TiO2 manufacturing joint venture        $179,195    $176,816
  Waste Control Specialists LLC             15,218      15,460
  Other                                      2,284       2,531

                                           196,697     194,807


Loan to Waste Control Specialists LLC         -          5,000



                                          $196,697    $199,807




Franchise fees and other intangible assets$ 19,215    $ 17,512
Deferred financing costs                    15,273      17,406
Other                                       10,991      11,550


                                          $ 45,479    $ 46,468



     In March 1997, the Company entered into an unsecured $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% and are due no later than December 31, 1998. Also in March 1997, Waste Control Specialists granted Valhi the option to acquire an additional 5% ownership interest in Waste Control Specialists for $2.5 million.


NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Insurance claims and expenses             $ 13,380    $ 13,317
Employee benefits                           12,050      11,175
Deferred income                               -          3,600
Other                                        3,807       3,327



                                          $ 29,237    $ 31,419




NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT:

                                           DECEMBER   MARCH 31,
                                              31,        1997
                                               1996


                                              (IN THOUSANDS)
Notes payable:
  Valhi - bank revolver                   $   13,000 $     -
  Kronos - non-U.S. bank credit agreements
   (DM 40,000 and DM 40,000)                  25,732     23,776

                                          $   38,732 $   23,776


Long-term debt:
  Valhi:  LYONs                           $  142,478   145,510
          Snake River Sugar Company            -       250,000
  Valcor Senior Notes                        98,910     95,110

  NL Industries:
    Senior Secured Notes                    250,000    250,000
    Senior Secured Discount Notes           149,756    154,493
    Deutsche mark bank credit facility
     (DM 539,971 and DM 288,322)            347,362    171,379
    Joint venture term loan                  57,858     54,000
    Rheox bank term loan                     14,659    140,000
    Other                                      9,411      8,359

        Total NL Industries                  829,046    778,231
  Other:
    Medite term loan                          3,727       -
    Sybra bank credit agreements              1,081      1,315
    Sybra capital leases                      4,540      4,314
    Other                                        334        283

                                               9,682      5,912

                                          1,080,116  1,274,763
  Less current maturities                    235,648    204,585

                                          $  844,468 $1,070,178



     Valcor Senior Notes are stated net of approximately $1.1 million principal amount held by Valhi. Valhi's loans from Snake River Sugar Company are discussed in Note 15.

    In January 1997, NL refinanced the Rheox bank term loan and used the net cash proceeds, along with other available funds, to prepay a portion of the DM bank credit facility. Medite's term loan was assumed by the purchaser of its Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 14. In April 1997, the Company completed a tender offer whereby Valcor purchased $27.6 million principal amount of Valcor Senior Notes at par value, including the $1.1 million held by Valhi. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
NOTE 12 -    OTHER INCOME:

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                                1996       1997

                                                (IN THOUSANDS)
Securities earnings:
  Interest and dividends                      $ 2,667    $14,605
  Securities transactions                        -           133

                                                2,667     14,738
Currency transactions, net                      1,087        496
Pension curtailment gain                        4,791       -
Technology fee income                           3,081       -
Other, net                                        916      1,467


                                              $12,542    $16,701




NOTE 13 - PROVISION FOR INCOME TAXES ATTRIBUTABLE TO CONTINUING OPERATIONS:

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                                1996       1997

                                                 (IN MILLIONS)
Expected tax expense (benefit)                  $ 5.2     $(11.8)
Non-U.S. tax rates                               (1.5)       (.2)
Incremental tax and rate differences on
equity in                                         (.7)     (12.7)
 earnings of non-tax group companies
Change in NL's deferred income tax
 valuation allowance                              (.7)      12.9
Other, net                                        1.5        1.1



                                                $ 3.8     $(10.7)





NOTE 14 - DISCONTINUED OPERATIONS:

     The components of discontinued operations are presented in the following table.

                                               THREE MONTHS ENDED
                                                       MARCH 31,


                                                 1996     1997

                                                 (IN THOUSANDS)
Medite Corporation                             $(14,884)$15,148
Sybra, Inc.                                         586     523


                                               $(14,298)$15,671




     Medite. In September 1996, Medite Corporation signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996. The second transaction, involving the sale of Medite's Irish medium density fiberboard ("MDF") subsidiary, closed in November 1996. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's stud lumber facility was closed in December 1996, and the building and equipment were sold at an auction in March 1997 and are currently being dismantled by the purchasers. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     Medite's first quarter 1996 results include a pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant. Medite also recognized a $13 million pre-tax charge in the fourth quarter of 1996 for the estimated costs of permanently closing the stud lumber and veneer facilities. Approximately $26 million of such charges represent non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of such charges represent workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $3 million had been paid at both March 31, 1997 and December 31, 1996.
     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant closure charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The gain on disposal in 1997 relates to the sale of the Oregon MDF facility. Interest expense represents interest on indebtedness of Medite and its subsidiaries.

                                             THREE MONTHS ENDED
                                                 MARCH 31,

                                               1996       1997

                                                (IN MILLIONS)
Operations of Medite:
  Net sales                                  $ 46.5      $12.9



  Operating income (loss)                    $(22.5)       1.7
  Interest expense and other, net              (1.9)       (.1)

    Pre-tax income (loss)                     (24.4)       1.6
  Income tax expense (benefit)                 (9.5)        .6

                                              (14.9)       1.0

Net gain on disposal:
  Pre-tax gain                                   -        22.5
  Income tax expense                             -         8.4

                                                 -        14.1


                                             $(14.9)     $15.1



     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                              DECEMBER  MARCH 31,
                                                 31,
                                                 1996      1997


                                                (IN MILLIONS)
Current assets                                 $21.2      $14.0
Property and equipment, net                     18.2        3.7
Other assets                                     4.8        3.5


                                               $44.2      $21.2




Current liabilities                            $17.6      $10.4
Long-term debt                                   3.7         .1
Deferred income taxes                            1.6        3.6
Other liabilities                                3.0        3.1
Stockholder's equity (*)                        18.3        4.0

                                               $44.2      $21.2



* Eliminated in consolidation.

     Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                             THREE MONTHS ENDED
                                                  MARCH 31,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $ 5.1     $(36.5)


Cash flows from investing activities:

  Capital expenditures                         (2.9)       (.4)
  Proceeds from disposal of assets              -         35.1


                                               (2.9)      34.7


Cash flows from financing activities -
  Indebtedness, net                            (1.7)       -



                                              $  .5     $ (1.8)


        Sybra. On April 30, 1997, the Company completed the disposition of its fast food operations conducted by Sybra. The disposition was accomplished in two separate, simultaneous transactions. The first transaction involved the sale of certain restaurant real estate owned by Sybra for $45 million cash consideration. Substantially all of the net-of-tax proceeds from this transaction were distributed to Valcor. The second transaction involved Valcor's sale of 100% of the common stock of Sybra for $14 million cash consideration plus the repayment by the purchaser of approximately $23.8 million of Sybra's intercompany indebtedness owed to Valcor. Under certain conditions, the purchaser of Sybra's common stock is obligated to pay additional contingent consideration of approximately $2 million to Valcor in the future. Accordingly, the accompanying financial statements present the results of operations of Sybra's fast food operations as discontinued operations for all periods presented.

        Condensed income statement data for Sybra is presented below. Interest expense represents interest on indebtedness of Sybra. The Company will report a pre-tax gain on disposal of its fast food operations in excess of $24 million in the second quarter of 1997.

                                             THREE MONTHS ENDED
                                                       MARCH

                                                  31,

                                                1996     1997

                                                (IN MILLIONS)
Net sales                                      $27.6     $27.8



Operating income                               $ 1.6     $ 1.4
Interest expense and other, net                  (.7)      (.6)

  Pre-tax income                                  .9        .8
Income tax expense                                .3        .3

  Net income                                   $  .6     $  .5


     Condensed balance sheets for Sybra, included in the Company's consolidated balance sheets, are presented below.

                                             DECEMBER  MARCH 31,
                                                31,      1997
                                               1996

                                               (IN MILLIONS)

Current assets                                $ 6.0      $ 4.9
Intangible assets                              16.0       15.5
Property and equipment, net                    53.6       52.2
Other assets                                   -            .2


                                              $75.6      $72.8




Current liabilities                           $14.4      $11.9
Long-term debt                                  4.7        4.7
Loan payable to Valcor (*)                     20.0       20.0
Other liabilities                               1.4        1.4
Stockholder's equity (*)                       35.1       34.8

                                              $75.6      $72.8



(*) Eliminated in consolidation
     Condensed cash flow data for Sybra (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                             THREE MONTHS ENDED
                                                  MARCH 31,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $ 2.5      $ (.1)


Cash flows from investing activities:
  Capital expenditures                         (1.4)      (1.1)
  Other, net                                    -           .4

                                               (1.4)       (.7)


Cash flows from financing activities -
  Indebtedness, net
                                                (.5)      -


                                              $  .6      $ (.8)



NOTE 15 - TRANSFER OF CONTROL OF THE AMALGAMATED SUGAR COMPANY:

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

     Also as part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. These loans bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in the LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. See Note 11. Under certain conditions, up to $37.5 million of such loans may become recourse to Valhi.

     In connection with the transaction, Valhi provided $180 million of loans to Snake River, of which (i) $100 million (tranche A) bears interest at a fixed rate of 9.99% with monthly payments of principal and interest through December 2003 and (ii) $80 million (tranche B) bears interest at a fixed rate of 10.99% in 1997 and 1998 and 12.99% for 1999 through December 2003, with all principal due in December 2003. The Company understands that Snake River intends to refinance at least $100 million of such loans with a third-party lender during 1997, but there is no assurance that any such refinancing will occur. Valhi also provided a $12 million loan to Snake River Farms II, a member of Snake River, in connection with the transaction. This loan bears interest at a fixed rate of 10%, is due no later than December 1998, is guaranteed by Snake River and is collateralized by the member's interest in Snake River. See Note 8.

     The Company and Snake River share in distributions from the LLC up to an aggregated $26.7 million per year, with a preferential 95% going to the Company. In addition, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in January 2002, and the LLC has the right to redeem the Company's interest in the LLC beginning in January 2027.
The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call the $250 million of Valhi loans, and Snake River is required, under the terms of the LLC Company Agreement, to contribute to the LLC the cash received from calling such loans, which in turn would be paid to the Company to satisfy all or a substantial portion of the redemption price.

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, such as limits on capital expenditures and additional indebtedness of the LLC. In addition, the Company has the ability to temporarily take control of the LLC, via election of a majority of the members of the Management Committee, if its cumulative "base distributions", as defined, become $10 million in arrears. Once any such arrearages have been paid, the Company ceases to have any representation on the Management Committee.

     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. At December 31, 1996, the Company reported the net assets contributed to the LLC at cost. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $5 million in the first three months of 1997) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's 1996 results of operations and cash flows are reported by the equity method. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company's interest in the LLC is deemed equivalent to a mandatory redeemable preferred stock which, under generally accepted accounting principles, is carried at estimated fair value. Accordingly, at March 31, 1997, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. See Note 4. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

     Condensed income statement data for Amalgamated for the three months ended March 31, 1996 is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Net sales:
  Refined sugar                                       $111.7
  By-products and other                                 15.4



                                                      $127.1




Operating income:
  FIFO basis                                          $ 10.4
  LIFO adjustment                                       (1.6)

    LIFO basis                                           8.8

Interest expense                                        (3.0)
    Pre-tax income                                       5.8

Income tax expense                                       2.2


    Net income                                        $  3.6



     Condensed cash flow data for Amalgamated for the three months ended March 31, 1996 (excluding dividends paid to Valhi) is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Cash flows from operating activities:

  Before changes in assets and liabilities            $  7.7
  Changes in assets and liabilities                    (53.5)

                                                       (45.8)
Cash flows from investing activities -
  Capital expenditures                                  (2.3)

Cash flows from financing activities -
  Indebtedness, net                                     49.2



                                                      $  1.1




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported a loss from continuing operations of $23.1 million, or $.20 per share, in the first quarter of 1997 compared to income of $8.6 million, or $.07 per share, in the first quarter of 1996. The 1997 loss includes a $30 million pre-tax charge ($19.5 million, or $.17 per share, net-of-tax) related to adoption of a new accounting standard regarding accounting for NL Industries's environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements. Also contributing to the loss in 1997 was lower average selling prices for TiO2 at NL. Discontinued operations include both the results of operations of Medite Corporation and Sybra, Inc., and in 1997 includes an after-tax gain on disposal of $14.2 million ($22.5 million pre-tax) related to the sale of Medite's Oregon MDF facility. The Company completed the disposition of its fast food operations conducted by Sybra in April 1997, and will report a pre-tax gain on disposal of such operations in excess of $24 million in the second quarter of 1997. See Note 14 to the Consolidated Financial Statements.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, completion of pending asset/business unit dispositions and other risks and uncertainties as discussed in this Quarterly Report and the 1996 Annual Report.

CHEMICALS

                                           THREE MONTHS
                                               ENDED         %
                                               MARCH 31,


                                           1996     1997   CHANGE

                                           (IN MILLIONS)
Net sales:
  Kronos                                   $206.3  $204.4    -1%
  Rheox                                      34.1    35.1    +3%



                                           $240.4  $239.5    -0%



Operating income:
  Kronos                                   $ 24.5  $  3.8   -84%
  Rheox                                      12.1     9.7   -20%



                                           $ 36.6  $ 13.5   -63%


     Kronos' TiO2 sales and operating income in the first quarter of 1997 declined from the first quarter of 1996 as lower average selling prices more than offset the impact of higher sales and production volumes. In billing currency terms, average TiO2 selling prices in the first quarter of 1997 were 16% lower than the first quarter of 1996 and were 2% lower than the fourth quarter. Kronos' record first quarter 1997 sales volume was 22% higher than the first quarter of 1996, reflecting improved demand for Ti02 in each of Kronos' major markets.

     NL expects its average TiO2 selling prices will begin to increase during the second quarter of 1997 as the impact of previously-announced price increases begin to take effect. However, NL expects its calendar 1997 TiO2 operating income to be below that of 1996, primarily because of anticipated lower average selling prices for TiO2. While NL expects TiO2 prices will begin to increase during the second quarter of 1997, the average for 1997 is expected to be lower than the 1996 average price. NL currently expects it full-year 1997 Ti02 sales volumes will be slightly higher than full-year 1996 volumes, with year-to-date volumes exceeding year-earlier levels through the second quarter of 1997.

    Rheox's 1996 operating results included a $2.7 million gain related to the reduction of certain U.S. employee pension benefits.

    A significant amount of NL's sales are denominated in currencies other than the U.S. dollar, and fluctuations in the value of the U.S. dollar relative to other currencies decreased the dollar value of sales in the first quarter of 1997 by approximately $8 million compared to the same period in 1996.

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

COMPONENT PRODUCTS

                                           THREE MONTHS
                                               ENDED         %
                                               MARCH 31,


                                           1996     1997   CHANGE

                                           (IN MILLIONS)
Net sales                                  $21.2   $25.8    +22%
Operating income                             4.4     6.3    +43%

     Sales, operating income and margins increased in the first quarter of 1997 due primarily to increased volumes in all three major product lines (ergonomic workstations, drawer slides and locks). Relative changes in product mix also favorably impacted comparisons, as first quarter 1996 sales included a relatively higher volume of lower-margin products, including those resulting from an August 1995 business acquisition. Lock sales were also aided by certain price increases instituted at the beginning of 1997, which helped to partially offset increases in certain raw material costs (primarily zinc and copper). The Company's component products operating income margins were higher in the second, third and fourth quarters of 1996 as compared to the 1996 first quarter, due in part to relative changes in product mix, and the Company does not expect year-to-date operating income comparisons for calendar 1997 to be as favorable as first quarter 1997 comparisons.

WASTE MANAGEMENT

     Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported a loss of $1.1 million during the first quarter of 1996 compared to a loss of $2.7 million in the same period in 1997. The Company received its first wastes for disposal in February 1997, and net sales in the first quarter of 1997 were $78,000. Waste Control's loss was higher in the first quarter of 1997 as compared to the first quarter of 1996 due principally to start-up expenses associated with the West Texas facility, as well as larger expenditures in conjunction with the pursuit of permits for the treatment, storage and disposal of low-level and mixed radioactive wastes.

OTHER

     EQUITY IN EARNINGS OF AMALGAMATED. See Note 15 to the Consolidated Financial Statements.

     General corporate items. Securities earnings increased in 1997 due to distributions received from The Amalgamated Sugar Company LLC, which are reported as dividend income, as well as a higher level of funds available for investment, including interest income earned on approximately $192 million in debt financing Valhi provided to Snake River Sugar Company and Snake River Farms II in early 1997 and funds generated from Medite's asset dispositions. See Notes 14 and 15 to the Consolidated Financial Statements. General corporate expenses in 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See
Note 1 to the Consolidated Financial Statements.

     Interest expense. Interest expense increased due primarily to Valhi's $250 million in loans from Snake River Sugar Company. See Note 15 to the Consolidated Financial Statements. At March 31, 1997, approximately $900 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed rates averaging 10.7%. The weighted average interest rate on about $400 million of outstanding variable rate borrowings at March 31, 1997 was 6.5%, compared to 5.3% at December 31, 1996 and 6.4% at year-end 1995. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1996 to March 31, 1997 due primarily to NL's January 1997 refinancing of certain indebtedness discussed below, in which NL refinanced Rheox's term loan and used the net cash proceeds, along with other available funds, to prepay a portion of Kronos' DM credit facility. The overall interest rate on the Rheox term loan is higher than the overall interest rate on the DM credit facility, and the DM LIBOR interest rate margin on outstanding borrowings under the DM credit facility was increased in conjunction with the January 1997 prepayment.

     Minority interest. Minority interest in earnings in 1996 consisted principally of NL dividends paid to stockholders other than Valhi. NL's Board of Directors suspended quarterly dividends in the fourth quarter of 1996.

     Provision for income taxes. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. As discussed in Note 15 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations in 1996 are presented on the equity method. Amalgamated is a member of the consolidated U.S. tax group of which Valhi and Contran are members, and consequently the Company did not provide any incremental income taxes related to such earnings. Certain subsidiaries, including NL, are not members of the consolidated U.S. tax group and the Company does provide incremental income taxes on such earnings. Both of these factors impact the Company's overall effective tax rate. See Note 13 to the Consolidated Financial Statements.

     Extraordinary item. The Company will report a pre-tax extraordinary loss of $.6 million in the second quarter of 1997 ($.4 million net-of-tax) resulting from the pro-rata write-off of deferred financing costs related to the Valcor Senior Notes purchased in April 1997 pursuant to the Company's tender offer.

DISCONTINUED OPERATIONS

     See Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities attributable to continuing operations before changes in assets and liabilities declined from $25 million in the first quarter of 1996 to $19 million in the first quarter of 1997. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. Capital expenditures attributable to continuing operations in 1997 are expected to decline to approximately $42 million from $70 million in 1996 due to lower planned spending by NL.

     During the first quarter of 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to Snake River Farms II, (ii) collected $5.6 million principal amount on such loans, (iii) contributed the remaining $3 million capital contribution to Waste Control Specialists, (iv) loaned $5 million to Waste Control Specialists pursuant to a $10 million revolving facility due December 1998 and (v) received an $11.5 million pre-closing dividend from Amalgamated.

     Net borrowings in 1997 include $250 million borrowed from Snake River Sugar Company and the impact of NL's refinancing of its Rheox term loan and prepayment of a portion of the DM credit facility as discussed below. At March 31, 1997, unused credit available under existing credit facilities approximated $123 million.

     Cash flows from discontinued operations. Condensed cash flow data for Medite and Sybra are included in Note 14 to the Consolidated Financial Statements. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, Valcor was not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary until the first quarter of 1997, at which time such payment (approximately $39 million) was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets were shown as part of cash flows from investing activities in 1996. Similarly, cash income taxes related to Medite's February 1997 sale of the Oregon MDF facility are not required to be paid until later in 1997.

     Other. At March 31, 1997, assets held for sale, recorded at estimated net realizable value, consist principally of land from Medite's stud lumber facility and another former Medite facility closed before 1996. The salvageable property and equipment from the stud facility, included in assets held for sale at December 31, 1996, were sold during the first quarter of 1997 for an amount approximating previously-estimated net realizable value.

     NL Industries. Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Declining TiO2 prices unfavorably impacted NL's operating income and cash flows from operations comparisons in 1997 with 1996. NL generated $7 million in cash flows from operating activities before changes in assets and liabilities in the first quarter of 1997 compared to $20 million in the first quarter of 1996. Relative changes in NL's inventories, receivables and payables, excluding the effect of foreign currency translation, used $52 million of net cash in the first quarter of 1996 compared to a nominal use of net cash in the first quarter of 1997.
     Average TiO2 selling prices began a downward trend in the last half of 1995, which trend continued throughout 1996 and the first quarter of 1997. NL expects its TiO2 prices will begin to increase during the second quarter of 1997, although NL's average TiO2 selling price in 1997 is expected to be lower than the 1996 average. No assurance can be given that price trends will conform to NL's expectations and future cash flows will be adversely affected should price trends be lower than NL's expectations. In order to improve its near-term liquidity, NL refinanced Rheox's term loan in January 1997, obtaining a net $125 million of new long-term financing, and used the net cash proceeds, along with other available funds, to prepay a portion of the DM credit facility. In addition, NL and its lenders modified certain financial covenants of the DM credit facility, and NL guaranteed the facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998).

     Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($77 million), including interest, for the years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of income tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which NL anticipates may take approximately two to five years. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($59 million at March 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities until the litigation is resolved. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($140 million at March 31, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. See Note 1 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $185 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings and proceedings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

     Other.    Condensed cash flow data for Medite and Sybra is presented in
Note 14 to the Consolidated Financial Statements. Condensed cash flow data for Amalgamated in 1996 is presented in Note 15 to the Consolidated Financial Statements.

     General corporate. Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, Valcor and Waste Control Specialists). Valcor is an intermediate parent company with continuing operations conducted through CompX. Accordingly, Valhi's and Valcor's long-term ability to meet their respective parent company level corporate obligations are dependent in large measure on the receipt of dividends or other distributions from their respective subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter. Suspension of NL's dividend is not expected to materially adversely impact Valhi's financial position or liquidity. Various credit agreements to which subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's or Valcor's ability to service their respective parent company level obligations. Neither Valhi nor Valcor has guaranteed any indebtedness of their respective subsidiaries.

     Valhi's LYONs do not require current cash debt service. Valhi owns 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. Cash income taxes that would have been triggered at March 31, 1997 by exchanges of all of the outstanding LYONs for Dresser stock at such date were approximately $38 million. Valhi continues to receive regular quarterly Dresser dividends (presently $.17 per quarter) on the escrowed shares. In addition, the Company is required, at the option of the holder, to purchase the LYONs in October 1997 at the accreted value of approximately $405 per $1,000 principal amount at maturity (approximately $153 million in October 1997). Such redemption price may be paid, at the option of Valhi, in cash, Dresser common stock, or a combination thereof. At March 31, 1997, the LYONs had an accreted value equivalent to $26.64 per Dresser share, and the market price of the Dresser common stock was $31 per share. As long as the value of the underlying Dresser shares exceeds the accreted value of the LYONS, the Company does not expect a significant number of LYON holders to seek redemption. Because the LYONS are redeemable at the option of the LYON holder in October 1997, the LYONS are classified as a current liability and the Dresser shares are classified as a current asset at both December 31, 1996 and March 31, 1997.

    The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer expired on April 24, 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. Accordingly, $26.5 million of the Senior Notes are classified as a current liability at March 31, 1997. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to the tender offer. Subsequent to the tender offer, $68.6 million of Senior Notes are outstanding. The net proceeds from the disposition of the Company's fast food operations, net of repayment of Sybra's bank indebtedness, will similarly be available for Valcor's general corporate purposes. If none of those net proceeds are so used as provided by the Indenture, a portion of the Notes will be subject to a future tender offer.

     Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar business to Snake River Sugar Company, including a net $11.5 million pre-closing dividend received from Amalgamated. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997. See Note 15 to the Consolidated Financial Statements. Valhi currently expects that distributions received from the LLC, which are dependent in part upon the future operations of the LLC, will exceed its debt service requirements under its $250 million loans from Snake River. The cash proceeds to Valhi upon the transfer of control of Amalgamated's operations to Snake River, including amounts to be collected in the future from Valhi's $192 million loans to Snake River, are and will be available for Valhi's general corporate purposes. The Company understands that Snake River intends to refinance at least $100 million of such loans with a third party lender during 1997; however there can be no assurance that any such refinancing will occur.

     Redemption of the Company's interest in the LLC, as discussed in Note 15 to the Consolidated Financial Statements, would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to call its $250 million loans to Valhi. In addition, such net cash proceeds could be less than the income taxes that would become payable as a result of the disposition.

     In March 1997, the Company entered into a $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists ($5 million outstanding at March 31, 1997) bear interest at prime plus 1% and are due no later than December 31, 1998.

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


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1996 Annual Report for descriptions of certain legal proceedings.

     In April 1997 the Quebec Court of Appeals dismissed the Canadian Fisheries Act case against one of the individual defendants. In May 1997 the Crown's counsel filed an order of nolle prosequi effectively terminating the matter as against NL's Canadian subsidiary and the remaining individual defendant. In May 1998 the matter will be expunged from the records as if it had never been brought. NL's Canadian subsidiary and the individual defendant have agreed not to seek damages for malicious or improper prosecution.

     Ritchie v. NL Industries, et al. (No. 5:96-CV-166). The case was remanded to state court in April 1997.

     In April 1997, NL was served with a complaint in Parker v. NL Industries, et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims of negligence, strict liability and fraud for plaintiff's alleged ingestion of lead paint as a child. In May 1997 NL removed the case to federal court.

     In March 1997, NL was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas (Ernest Hughes, et al. v. Owens-Corning Fiberglass Corporation, et al., No. 97-C-051) on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos, and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 -First Amendment to the Stock Purchase Agreement by and between Valcor, Inc. and I.C.H. Corporation dated April 18, 1997 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

        10.2 -First Amendment to the Asset Purchase Agreement by and between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated April 18, 1997 - incorporated by reference to Exhibit
              10.2 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

        27.1 -Financial Data Schedule for the three-month period ended March 31, 1997.

        27.2 -   Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1996, (ii) six-month period ended June 30, 1996, (iii) nine-month period ended September 30, 1996 and (iv) year ended December 31, 1996.

        27.3 -   Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1995, (ii) six-month period ended June 30, 1995, (iii) nine-month period ended September 30, 1995 and (iv) year ended December 31, 1995.

        27.4 Reclassified Financial Data Schedule for the year ended December 31, 1994.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1997.

        January 3, 1997     - Reported Items 5 and 7.
        February 3, 1997    - Reported Items 5 and 7.
        February 13, 1997   - Reported Items 5 and 7.
        February 13, 1997   - Reported Items 5 and 7.
        February 28, 1997   - Reported Items 5 and 7.
        March 20, 1997      - Reported Items 5 and 7.
                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   May 12, 1997               By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President,
                                     Principal Financial Officer)



Date   May 12, 1997               By /s/ Gregory M. Swalwell

                                     Gregory M. Swalwell
                                     (Controller,
                                     Principal Accounting Officer)