Form 10-Q
period 1997-06-30
VALHI INC /DE/
filed 1997-08-07
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   JUNE 30, 1997           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1997: 114,568,214.



                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1996
          and June 30, 1997                                3-4

         Consolidated Statements of Operations -
          Three months and six months ended June 30, 1996
          and 1997                                          5

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1997                    6

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1996 and 1997          7-8

         Notes to Consolidated Financial Statements        9-23

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.            24-33

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                              34

  Item 4.  Submission of Matters to a Vote of Security Holders.    35

  Item 6.  Exhibits and Reports on Form 8-K.              35-36

                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                      DECEMBER 31, JUNE 30,
                                              1996       1997

Current assets:
  Cash and cash equivalents              $  255,679   $  394,616
  Marketable securities                    142,478       148,810
  Accounts and other receivables           155,430       186,338
  Refundable income taxes                    9,414         4,037
  Receivable from affiliates                13,931        16,126
  Inventories                              251,597       200,108
  Prepaid expenses                            7,537        6,574
  Deferred income taxes                       1,597        1,358


      Total current assets                  837,663      957,967


Other assets:
  Marketable securities                     51,328       188,313
  Investment in and advances to
   joint ventures                          196,697       198,981
  Loans and notes receivable                 3,240        91,036
  Mining properties                         36,441        31,880
  Prepaid pension cost                      25,313        23,703
  Goodwill                                 258,359       248,548
  Deferred income taxes                        223           222
  Other                                      45,479       35,419


      Total other assets                    617,080      818,102
Property and equipment:
  Land                                      37,538        18,275
  Buildings                                189,875       152,076
  Equipment                                610,545       506,242
  Construction in progress                   15,723        5,560

                                           853,681       682,153

  Less accumulated depreciation             163,442      116,481


      Net property and equipment            690,239      565,672


                                         $2,144,982   $2,341,741



                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY   DECEMBER 31, JUNE 30,
                                              1996       1997

Current liabilities:
  Notes payable                          $   38,732   $   23,168
  Current long-term debt                   235,648       182,700
  Accounts payable                          75,307        54,758
  Accrued liabilities                      127,935       119,355
  Payable to affiliates                     47,387        15,501
  Income taxes                               8,148         8,919
  Deferred income taxes                      30,523       35,474


      Total current liabilities             563,680      439,875


Noncurrent liabilities:
  Long-term debt                           844,468     1,057,585
  Accrued pension cost                      59,215        53,984
  Accrued OPEB cost                         56,257        53,539
  Accrued environmental costs              109,908       131,977
  Deferred income taxes                    178,049       194,044
  Other                                      29,237       27,740


      Total noncurrent liabilities        1,277,134    1,518,869


Minority interest                               249          249


Stockholders' equity:

  Common stock                               1,248         1,252
  Additional paid-in capital                35,258        37,647
  Retained earnings                        282,766       285,717
  Adjustments:
    Marketable securities                   65,105       149,414
    Currency translation                    (6,210)      (17,034)
    Pension liabilities                     (3,160)       (3,160)
  Treasury stock                            (71,088)     (71,088)


      Total stockholders' equity            303,919      382,748


                                         $2,144,982   $2,341,741







Commitments and contingencies (Note 1)

                               VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                      JUNE 30,

                                   1996*     1997     1996*     1997

Revenues and other income:
  Net sales                      $284,890 $280,221 $546,541  $545,526
  Other, net                       12,502   23,276   25,044    39,977


                                  297,392  303,497  571,585   585,503

Costs and expenses:
  Cost of sales                  212,247   212,264  399,538   417,031
  Selling, general and            49,153    52,034   98,931   129,686
administrative
  Interest                         24,297   30,614   49,105    61,273


                                  285,697  294,912  547,574   607,990

                                  11,695     8,585   24,011   (22,487)
Equity in earnings (losses) of:
  Waste Control Specialists                 (2,724)  (2,418)   (5,482)
                                  (1,267)
  Amalgamated Sugar Company           976     -       4,573      -


    Income (loss) before income   11,404     5,861   26,166   (27,969)
taxes

Provision for income taxes         3,602     3,205    7,433    (7,493)
(benefit)
Minority interest                   2,299       20    4,620        28


    Income (loss) from continuing
     operations                    5,503     2,636   14,113   (20,504)

Discontinued operations             3,247   19,742  (11,051)   35,413


Extraordinary item                   -


      Net income                 $  8,750 $ 21,984 $  3,062  $ 14,515



Earnings (loss) per common share:
  Continuing operations          $    .05      .02 $    .12  $   (.18)
  Discontinued operations            .03       .17     (.09)      .31
  Extraordinary item                  -       -        -         -



      Net income                 $    .08 $    .19 $    .03  $    .13



Cash dividends per share         $    .05 $    .05 $    .10  $    .10


Weighted average common shares    114,639  115,012  114,604   114,902
outstanding




*Reclassified.

                               VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              SIX MONTHS ENDED JUNE 30, 1997

                                      (IN THOUSANDS)

                               ADDITIONAL
                        COMMON  PAID-IN    RETAINED
                         STOCK   CAPITAL   EARNINGS



Balance at December 31, $1,248 $35,258   $282,766
1996

Net income               -       -       14,515
Dividends                -       -       (11,564)
Adjustments, net         -       -         -
Other, net                    4  2,389       -


Balance at June 30, 199 $1,252 $37,647   $285,717







                    ADJUSTMENTS                          TOTAL
         MARKETABLE  CURRENCY    PENSION     TREASURY STOCKHOLDERS'
         SECURITIES TRANSLATION LIABILITIES    STOCK     EQUITY

Balance at December
31, 1996   $ 65,105 $ (6,210)   $(3,160)     $(71,088)$303,919

Net income   -         -           -                    14,515
Dividends    -         -           -             -     (11,564)
Adjustments,
 net       84,309   (10,824)       -             -      73,485
Other, net    -        -           -             -       2,393
Balance at June 30,
 1997     $149,414 $(17,034)   $(3,160)      $(71,088)$382,748




                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*      1997

Cash flows from operating activities:
  Net income                                  $  3,062  $  14,515
  Depreciation, depletion and amortization      32,345    31,482
  Noncash interest expense                      16,528    18,245
  Change in accounting principle                  -       30,000
  Deferred income taxes                         (6,177)  (13,403)
  Minority interest                              4,620        28
  Other, net                                    (7,240)   (7,391)
  Equity in (earnings) losses of:
    Discontinued operations                     11,051   (35,413)
    Waste Control Specialists                    2,418      5,482
    Amalgamated Sugar Company                   (4,573)      -

                                                52,034    43,545

  Medite, net                                   12,595   (39,000)
  Sybra, net                                     4,508    (1,078)
  Amalgamated Sugar Company, net                21,388      -
  Change in assets and liabilities:
    Accounts and notes receivable              (38,607)  (41,392)
    Inventories                                  9,888    30,055
    Accounts payable and accrued liabilities   (14,979)   (1,971)
    Other, net                                 (11,757)    13,568


        Net cash provided by operating          35,070      3,727
activities

Cash flows from investing activities:

  Capital expenditures                         (33,027)  (18,750)
  Purchases of:
    Marketable securities                         -       (6,000)
    Minority interest                          (16,971)     -
  Investment in Waste Control Specialists      (10,000)   (3,000)
  Loans to affiliates:
    Loans                                       (7,400)  (42,100)
    Collections                                 10,400    18,100
  Other loans and notes receivable:
    Loans                                         -     (200,600)
    Collections                                   -      112,411
  Pre-close dividend from Amalgamated Sugar       -       11,518
Company
  Medite, net                                   (8,397)   34,733
  Sybra, net                                    (2,126)   53,929
  Amalgamated Sugar Company, net                (7,225)     -
  Other, net                                     1,839      6,417


        Net cash used by investing activitie   (72,907)   (33,342)



                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*      1997

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                $ 92,712  $ 390,000
    Principal payments                         (44,135) (221,682)
    Deferred financing costs paid                 -       (3,931)
  Repayment of loan from affiliate                -       (7,244)
  Valhi dividends paid                         (11,528)  (11,564)
  Distributions to minority interest            (5,126)     -
  Medite, net                                   (2,228)       (9)
  Sybra, net                                    (2,329)   22,381
  Amalgamated Sugar Company, net               (14,624)     -
  Other, net                                       886      2,580


      Net cash provided by financing            13,628    170,531
activities

Net change                                     (24,209)  140,916
Currency translation                            (2,030)   (1,979)
Cash and equivalents at beginning of period    170,908    255,679


Cash and equivalents at end of period         $144,669  $ 394,616





Supplemental disclosures - cash paid for:

  Interest, net of amounts capitalized        $ 42,583  $  43,860
  Income taxes, net                             17,066    33,098














*Reclassified.

                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1996 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report"). Certain 1996 amounts have been reclassified to conform to the 1997 presentation. See Notes 14 and 15.

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

     The extraordinary loss relates to the write-off of unamortized deferred financing costs resulting from the early retirement of $27.6 million of Valcor's Senior Notes in connection with the tender offer completed in April 1997. See
Note 11.

    Commitments and contingencies are discussed in Notes 14 and 15, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1996 Annual Report.

    Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock.


NOTE 2 -     BUSINESS SEGMENT INFORMATION:

    OPERATIONS                 PRINCIPAL ENTITIES                % OWNED


  Chemicals             NL Industries, Inc.                         56%
  Component products    CompX International Inc.                   100%
  Waste management      Waste Control Specialists                   50%

     NL's chemicals operations are conducted through its subsidiaries Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). The Company's component products (CompX) subsidiary is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. Each of NL (NYSE: NL) and Valcor file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The results of operations of Valcor's wholly-owned building products subsidiary, conducted by Medite Corporation, and Valcor's wholly-owned fast food subsidiary, conducted by Sybra, Inc., are presented as discontinued operations. See Note 14. The refined sugar operations conducted by The Amalgamated Sugar Company in 1996 are presented on the equity method. See Note 15.

                                THREE MONTHS ENDED SIX MONTHS ENDED
                                     JUNE 30,           JUNE 30,

                                  1996     1997     1996     1997

                                  (IN MILLIONS)      (IN MILLIONS)
Net sales:
  Chemicals                       $263.2   $252.7   $503.6   $492.2
  Component products                21.7     27.5     42.9     53.3


                                  $284.9   $280.2   $546.5   $545.5



Operating income:
  Chemicals                       $ 30.8   $ 23.9   $ 67.4   $ 37.4
  Component products                 5.0      6.9      9.4     13.2

                                    35.8     30.8     76.8     50.6
General corporate items:
  Securities earnings                2.4     16.6      5.1     31.3
  Expenses, net                     (2.1)    (8.2)    (8.8)   (43.1)
Interest expense                   (24.3)   (30.6)   (49.1)   (61.3)

                                    11.8      8.6     24.0    (22.5)
Equity in earnings (losses) of:
  Waste Control Specialists         (1.3)    (2.8)    (2.4)    (5.5)
  Amalagamated Sugar Company         1.0      -        4.6      -

    Income (loss) before income   $ 11.5   $  5.8   $ 26.2   $(28.0)
taxes




                                   SIX MONTHS ENDED JUNE 30,

                                DEPRECIATION,
                                DEPLETION AND       CAPITAL
                                AMORTIZATION     EXPENDITURES



                               1996     1997      1996     1997

                                        (IN MILLIONS)
Chemicals                    $30.6     $29.6    $31.3      $16.3
Component products             1.4       1.5      1.4        1.9
Other                           .3        .4       .3         .5



                             $32.3     $31.5    $33.0      $18.7




NOTE 3 -     EARNINGS PER COMMON SHARE:

    Earnings per share is based on the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation because they are either antidilutive or their dilutive effect is not material. The Company will retroactively adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 31, 1997. Basic earnings per share pursuant to SFAS No. 128 will be equivalent to earnings per share presented herein, and diluted earnings per share pursuant to SFAS No. 128 is not expected to be materially different from basic earnings per share.

NOTE 4 -     MARKETABLE SECURITIES:

                                        DECEMBER 31,  JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)
Current asset (available-for-sale) -
  Dresser Industries common stock        $142,478    $148,810



Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC      $ 34,070    $163,311
  Other securities                         17,258      25,002


                                         $ 51,328    $188,313





    At June 30, 1997, Valhi held 5.5 million shares of Dresser common stock with a quoted market price of $37.25 per share, or an aggregate market value of approximately $203 million (cost - $44 million). Valhi's LYONs are exchangeable at any time, at the option of the LYONs holder, for such Dresser shares, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. See Note 11.

    The Company's investment in The Amalgamated Sugar Company LLC (cost - $34 million) is discussed in Note 15. The aggregate cost of other securities (primarily common stocks) is approximately $22 million at June 30, 1997 (December 31, 1996 - $16 million).

NOTE 5 -     INVENTORIES:

                                        DECEMBER 31,  JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)
Raw materials:
  Chemicals                             $ 43,284     $ 36,514
  Component products                       2,556        2,140
  Building products                        4,306           55
  Fast food                                1,406         -

                                          51,552       38,709

In process products:
  Chemicals                               10,356       11,456
  Component products                       4,974        4,984
  Building products                           83         -

                                          15,413       16,440


Finished products:
  Chemicals                              142,956      108,450
  Component products                       3,300        3,356
  Building products                        1,096          106

                                         147,352      111,912


Supplies                                  37,280       33,047

                                        $251,597     $200,108






NOTE 6 -     ACCRUED LIABILITIES:

                                       DECEMBER 31,   JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)

Employee benefits                      $ 47,331     $ 37,222
Interest                                 11,157       10,583
Environmental costs                       6,126        9,115
Plant closure costs                       7,669        5,604
Miscellaneous taxes                       5,262        5,599
Other                                    50,390       51,232



                                       $127,935     $119,355






NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                        DECEMBER 31,  JUNE 30,
                                            1996        1997

                                             (IN THOUSANDS)
Receivable from affiliates:
  Demand loan to Contran                  $  -        $16,000
  Net dividend receivable from             11,518        -
Amalgamated
  Other                                     2,413         126


                                          $13,931     $16,126





Payable to affiliates:


  Income taxes payable to Contran         $29,633     $ 5,279
  Demand loan from Contran                  7,244        -
  Tremont Corporation                       3,529       3,157
  Louisiana Pigment Company                 6,677       7,129
  Other, net                                  304         (64)


                                          $47,387     $15,501







NOTE 8 - LOANS AND NOTES RECEIVABLE:

                                       DECEMBER 31,   JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)
Snake River Sugar Company                 $ -        $80,000
Snake River Farms II                        -          6,689
Other                                      4,740       5,759

                                           4,740      92,448


Less current portion                       1,500       1,412


    Noncurrent portion                    $3,240     $91,036





    Loans to Snake River Sugar Company and Snake River Farms II are discussed in
Note 15. At June 30, 1997, other loans and notes receivable include a $1.5 million loan to the other 50%-owner of Waste Control Specialists which is collateralized by such owner's interest in Waste Control Specialists.

NOTE 9 - OTHER NONCURRENT ASSETS:

                                      DECEMBER 31,   JUNE 30,
                                          1996         1997

                                            (IN THOUSANDS)
Investment in joint ventures:
  TiO2 manufacturing joint venture   $179,195      $175,688
  Waste Control Specialists LLC        15,218        12,736
  Other                                 2,284         2,557

                                      196,697       190,981


Loan to Waste Control Specialists LLC    -            8,000



                                     $196,697      $198,981




Franchise fees and other intangible  $ 19,215      $  6,101
assets
Deferred financing costs               15,273        16,264
Property held for sale                  4,681         7,457
Other                                   6,310         5,597


                                     $ 45,479      $ 35,419





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


NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                       DECEMBER 31,   JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)
Insurance claims and expenses          $ 13,380      $13,317
Employee benefits                        12,050       11,022
Deferred income                            -           1,540
Other                                     3,807        1,861



                                       $ 29,237      $27,740







NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT:

                                       DECEMBER 31,   JUNE 30,
                                           1996         1997

                                             (IN THOUSANDS)
Notes payable:
  Kronos - non-U.S. bank credit
agreements                             $   25,732  $   23,168
   (DM 40,000 and DM 40,000)
  Valhi - bank revolver                    13,000  $     -



                                       $   38,732  $   23,168



Long-term debt:
  Valhi:  LYONs                        $  142,478    148,810
          Snake River Sugar Company         -        250,000
  Valcor Senior Notes                     98,910      68,638

  NL Industries:
    Senior Secured Notes                 250,000     250,000
    Senior Secured Discount Notes        149,756     159,490
    Deutsche mark bank credit facility
     (DM 539,971 and DM 288,322)         347,362     166,996
    Joint venture term loan               57,858      50,143
    Rheox bank credit facility            14,659     140,000
    Other                                   9,411       5,964

        Total NL Industries               829,046     772,593


  Other:
    Medite term loan                       3,727        -
    Sybra bank credit agreements           1,081        -
    Sybra capital leases                   4,540        -
    Other                                     334         244

                                            9,682         244


                                       1,080,116   1,240,285
  Less current maturities                 235,648     182,700



                                       $  844,468  $1,057,585




    Valhi's loans from Snake River Sugar Company are discussed in Note 15. In January 1997, NL refinanced the Rheox bank term loan and used the net cash proceeds, along with other available funds, to prepay a portion of the DM bank credit facility. Medite's term loan was assumed by the purchaser of its Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 14. In April 1997, the Company completed a tender offer whereby Valcor purchased $27.6 million principal amount of Valcor Senior Notes at par value, including $1.1 million held by Valhi. In August 1997, Valcor initiated (i) a consent solicitation to amend certain provisions of the Valcor Senior Note Indenture and (ii) a tender offer to purchase the remaining outstanding Valcor Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Rheox has entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranges from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although Rheox does not anticipate nonperformance by such parties. At June 30, 1997, the estimated fair value of such agreements was estimated to be a $100,000 receivable. Such fair value represents the amount Rheox would receive if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions.


NOTE 12 -    OTHER INCOME:

                                               SIX MONTHS ENDED
                                                    JUNE 30,

                                                1996       1997

                                                (IN THOUSANDS)
Securities earnings:
  Interest and dividends                      $ 5,037    $31,133
  Securities transactions                         122        166

                                                5,159     31,299
Currency transactions, net                      3,918      2,785
Technology fee income                           5,674       -
Pension curtailment gain                        4,791       -
Litigation settlement gain                      2,756       -
Other, net                                      2,746      5,893


                                              $25,044    $39,977







NOTE 13 - PROVISION FOR INCOME TAXES ATTRIBUTABLE TO CONTINUING OPERATIONS:

                                               SIX MONTHS ENDED
                                                    JUNE 30,

                                                1996       1997

                                                 (IN MILLIONS)
Expected tax expense (benefit)                  $ 9.2     $ (9.8)
Non-U.S. tax rates                               (2.0)       (.5)
Incremental tax and rate differences on
equity in                                         -        (12.2)
 earnings of non-tax group companies
U.S. state income taxes, net                      1.1        1.4
Change in NL's deferred income tax
 valuation allowance                             (1.1)      12.8
No tax benefit for goodwill amortization          1.5        1.6
Other, net                                       (1.3)       (.8)



                                                $ 7.4     $ (7.5)






NOTE 14 - DISCONTINUED OPERATIONS:

     The components of discontinued operations are presented in the following table.

                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                                1996      1997

                                                (IN THOUSANDS)
Medite Corporation                           $(12,734)  $15,667
Sybra, Inc.                                     1,683    19,746


                                             $(11,051)  $35,413







     Medite. In the fourth quarter of 1996, Medite Corporation sold its timber and timberlands and its Irish medium density fiberboard ("MDF") subsidiary. In February 1997 Medite sold its Oregon MDF facility for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's two remaining facilities have been closed, and Medite expects to complete the sale of such facilities later in the year. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     Medite's first quarter 1996 results include a pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant. Medite also recognized a $13 million pre-tax charge in the fourth quarter of 1996 for the estimated costs of permanently closing the stud lumber and veneer facilities. Approximately $26 million of such charges represent non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of such charges represent workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $5 million had been paid at June 30, 1997 ($3 million paid at December 31, 1996).

     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant closure charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The gain on disposal in 1997 relates to the first quarter sale of the Oregon MDF facility. Interest expense represents interest on indebtedness of Medite and its subsidiaries.

                                              SIX MONTHS ENDED
                                                  JUNE 30,

                                               1996       1997

                                                (IN MILLIONS)
Operations of Medite:
  Net sales                                  $ 94.6      $20.5



  Operating income (loss)                    $(16.9)     $ 2.8
  Interest expense and other, net              (4.1)       (.2)

    Pre-tax income (loss)                     (21.0)       2.6
  Income tax expense (benefit)                 (8.3)       1.0

                                              (12.7)       1.6

Net gain on disposal:
  Pre-tax gain                                   -        22.3
  Income tax expense                             -         8.2

                                                 -        14.1



                                             $(12.7)     $15.7







     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                          DECEMBER 31,  JUNE 30,
                                              1996        1997

                                               (IN MILLIONS)
Current assets                              $21.2       $13.1
Property and equipment, net                  18.2          .4
Property held for sale and other assets       4.8         6.8


                                            $44.2       $20.3




Current liabilities                         $17.6       $ 8.8
Long-term debt                                3.7          .1
Deferred income taxes                         1.6         3.7
Other liabilities                             3.0         3.1
Stockholder's equity (*)                     18.3         4.6


                                            $44.2       $20.3



* Eliminated in consolidation.



     Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                              SIX MONTHS ENDED
                                                  JUNE 30,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $12.6     $(39.0)


Cash flows from investing activities:

  Capital expenditures                         (8.6)       (.4)
  Proceeds from disposal of assets              -         35.1
  Other, net                                     .2       -


                                               (8.4)      34.7


Cash flows from financing activities -
  Indebtedness, net                            (2.2)      -



                                              $ 2.0     $ (4.3)






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

        Condensed income statement data for Sybra through the date of disposal is presented below. Interest expense represents interest on indebtedness of Sybra. The gain on disposal includes both Sybra's sale of its restaurant real estate and Valcor's sale of Sybra's common stock. The provision for income taxes applicable to the pre-tax gain on disposal varies from the 35% federal statutory rate due principally to the excess of tax basis over book basis of the common stock of Sybra sold for which no deferred income tax benefit was previously recognized.

                                              SIX MONTHS ENDED
                                                  JUNE 30,

                                                1996     1997

                                                (IN MILLIONS)
Operations of Sybra:


  Net sales                                    $59.6     $37.9




  Operating income                             $ 4.0     $ 1.7
  Interest expense and other, net               (1.3)      (.6)

    Pre-tax income                               2.7       1.1
  Income tax expense                             1.0        .5

                                                 1.7        .6

Net gain on disposal:

  Pre-tax gain                                   -        23.2
  Income tax expense                             -         4.1

                                                 -        19.1


                                               $ 1.7     $19.7





     A condensed balance sheet for Sybra at December 31, 1996, included in the Company's consolidated balance sheet, are presented below.

                                                       AMOUNT

                                                   (IN MILLIONS)

Current assets                                          $ 6.0
Intangible assets                                        16.0
Property and equipment, net                              53.6
Other assets                                              -


                                                        $75.6





Current liabilities                                     $14.4
Long-term debt                                            4.7
Loan payable to Valcor (*)                               20.0
Other liabilities                                         1.4
Stockholder's equity (*)                                 35.1


                                                        $75.6





(*) Eliminated in consolidation

     Condensed cash flow data for Sybra (excluding dividends paid to and intercompany loans with Valcor, but including the net proceeds from Valcor's sale of Sybra's common stock) is presented below.

                                              SIX MONTHS ENDED
                                                  JUNE 30,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $ 4.5      $ (1.1)


Cash flows from investing activities:
  Capital expenditures                         (2.2)       (1.8)
  Proceeds on disposal of assets                 -         55.3
  Other, net                                     .1          .4

                                               (2.1)       53.9


Cash flows from financing activities -
  Indebtedness, net
                                               (2.3)       22.4


                                              $  .1       $75.2





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

     In connection with the transaction, Valhi provided $180 million of loans to Snake River in January 1997, of which $100 million was prepaid in May 1997 when Snake River obtained $100 million of third-party term loan financing. Valhi's remaining $80 million loan to Snake River is unsecured, is subordinate to Snake River's third-party term loan and bears interest at a fixed rate of 10.99% through 1998 and 12.99% for 1999 through 2010, with all principal due in 2010. Snake River's third-party term loan allows Snake River to pay $400,000 to Valhi for monthly installments for debt service on Valhi's loan to Snake River, and also allows for an additional annual payment by Snake River to Valhi for debt service based on Snake River's excess cash flow, as defined. Once Valhi has received $30 million aggregate debt service payments from Snake River, Valhi is required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party term loan; such collateral will be released by the lender once the outstanding principal balance of Snake River's third-party term loan has been reduced to $50 million. Snake River's third-party term lender has given Valhi the option to completely buy-out the third-party term lender's position at any time for an amount equal to the then-outstanding principal balance of the loan plus a prepayment penalty, as defined. Also in connection with the transaction, Valhi provided a $12 million loan to Snake River Farms II, a subsidiary of Snake River, in connection with the transaction. This loan, as amended, bears interest at a fixed rate of 10%, is due no later than January 2000, and is guaranteed by Snake River. See Note 8.

     The Company and Snake River share in distributions from the LLC up to an aggregated $26.7 million per year, with a preferential 95% going to the Company. In addition, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to call Valhi's $250 million loans from Snake River, and under the terms of the LLC Company Agreement Snake River would contribute to the LLC the cash received from calling such loans to satisfy all or a substantial portion of the redemption price.

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC, via election of a majority of the members of the LLC's Management Committee, in the event the Company's cumulative "base distributions" from the LLC, as defined, become $10 million in arrears and no default exists under Valhi's $250 million loans from Snake River.

Once any such arrearages have been paid, the Company ceases to have any representation on the Management Committee. In addition, if Snake River's third-party term loan has, by its terms, been placed into default, Valhi will be able to exercise its ability to temporarily take control of the LLC only if Valhi loans additional funds to Snake River in amounts up to the next three years of debt service of Snake River's third-party term loan. Snake River will pledge such funds to the third-party term lender to collateralize Snake River's third-party term loan; such funds will be released by the third-party term lender, and repaid to Valhi, when either (i) Snake River's third-party term loan has been completely repaid or (ii) no default exists under the third-party term loan and Valhi has relinquished its temporary control of the LLC.

     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. At December 31, 1996, the Company reported the net assets contributed to the LLC at cost. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $12.7 million in the first six months of 1997) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's 1996 results of operations and cash flows are reported by the equity method. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value at June 30, 1997. See Note 4. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

     Condensed income statement data for Amalgamated for the six months ended June 30, 1996 is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Net sales:
  Refined sugar                                       $216.3
  By-products and other                                 19.3



                                                      $235.6


Operating income:
  FIFO basis                                          $ 17.3
  LIFO adjustment                                       (4.7)

    LIFO basis                                          12.6

Interest expense and other, net                         (5.2)

    Pre-tax income                                       7.4

Income tax expense                                       2.8


    Net income                                        $  4.6






     Condensed cash flow data for Amalgamated for the six months ended June 30, 1996 (excluding dividends paid to Valhi) is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Cash flows from operating activities:

  Before changes in assets and liabilities            $  9.8
  Changes in assets and liabilities                     11.6

                                                        21.4
Cash flows from investing activities -
  Capital expenditures                                  (7.2)

Cash flows from financing activities -
  Indebtedness, net                                    (14.6)



                                                      $  (.4)




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported income from continuing operations of $2.6 million, or $.02 per share, for the second quarter of 1997 compared to income of $5.5 million, or $.05 per share, in the second quarter of 1996. For the first six months of 1997, the Company reported a loss from continuing operations of $20.5 million, or $.18 per share, compared to income of $14.1 million, or $.12 per share, in the first six months of 1996. The 1997 year-to-date loss includes a $30 million pre-tax charge ($19.5 million, or $.17 per share, net-of-tax) related to adoption of a new accounting standard regarding accounting for NL Industries's environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements. Also contributing to the lower level of earnings in 1997 was lower average selling prices for TiO2 at NL. Discontinued operations include both the results of operations of Medite Corporation and Sybra, Inc., and in 1997 include (i) a first quarter after-tax gain on disposal of $14 million ($22 million pre-tax) related to the sale of Medite's Oregon MDF facility and (ii) a second quarter after-tax gain on disposal of $19 million ($23 million pre-tax) related to the disposition of Sybra's fast food operations. See Note 14 to the Consolidated Financial Statements.

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

CHEMICALS

                THREE MONTHS ENDED      SIX MONTHS ENDED
                     JUNE 30,               JUNE 30,
                                    %                       %
                   1996      1997  CHANGE   1996    1997  CHANGE

                  (IN MILLIONS)           (IN MILLIONS)
Net sales:
  Kronos          $228.3   $214.3   -6%    $434.6  $418.7   -4%
  Rheox             34.9     38.4  +10%      69.0    73.5   +7%



                  $263.2   $252.7   -4%    $503.6  $492.2   -2%



Operating
income:
  Kronos          $ 20.6   $ 12.1  -41%    $ 45.1  $ 15.9  -65%
  Rheox             10.2     11.8  +15%      22.3    21.5   -4%



                  $ 30.8   $ 23.9  -23%    $ 67.4  $ 37.4  -45%




     Kronos' operating income in the second quarter and first six months of 1997 decreased from the comparable periods in 1996 due to lower average TiO2 selling prices, partially offset by higher production and sales volumes. Kronos' average TiO2 selling prices were 8% and 12% lower in the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. However, Kronos' operating income in the second quarter of 1997 increased $8.3 million compared to the first quarter of 1997, as Kronos' average TiO2 selling prices for the second quarter of 1997 were 3% higher than the first quarter of 1997. Selling prices at the end of the second quarter of 1997 were 1% higher than the average for the quarter. Kronos achieved record second quarter sales volumes, reflecting continued strong TiO2 demand, as second quarter and first six month volumes increased 9% and 14%, respectively, from the year-earlier periods, with higher volumes worldwide. Kronos' operating income in the second quarter of 1997 includes a $2.7 million gain related to the sale of certain surplus assets.

     NL currently expects further increases in its TiO2 selling prices during the second half of the year. However, NL expects its calendar 1997 TiO2 operating income to be below that of 1996, primarily because of expected lower average selling prices for all of 1997 compared to 1996. While NL currently expects its full-year 1997 TiO2 sales volumes will be higher than the full-year 1996 volumes, TiO2 sales volumes in the last half of 1997 are currently expected to be lower than the first half of 1997.

     Excluding a $2.7 million first quarter 1996 gain related to the reduction of certain U.S. employee pension benefits, Rheox's sales and operating income increased in 1997 compared to 1996 due to higher sales volumes and slightly higher selling prices.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major

European currencies and the Canadian dollar, and fluctuations in the value of the U.S. dollar relative to such other currencies decreased the dollar value of sales in the first six months of 1997 by approximately $22 million compared to the same period in 1996. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of net sales. However, exchange rate fluctuations resulted in an increase in the U.S. dollar value of the operating margins of such net sales because labor and other production costs are generally denominated in the foreign local currency. Consequently, fluctuations in the value of the U.S. dollar relative to other currencies increased NL's operating income in the first six months of 1997 compared with the same period in 1996.

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

COMPONENT PRODUCTS

            THREE MONTHS ENDED           SIX MONTHS ENDED
                 JUNE 30,        %           JUNE 30,         %

               1996     1997  CHANGE       1996     1997   CHANGE

              (IN MILLIONS)                (IN MILLIONS)
Net sales   $21.7     $27.5    +26%       $42.9  $53.3     +24%
Operating     5.0       6.9    +38%         9.4   13.2     +40%
income


     Sales, operating income and margins increased in 1997 due primarily to increased volumes in all three major product lines (ergonomic workstations, drawer slides and locks). Relative changes in product mix also favorably impacted comparisons, as 1996 sales included a relatively higher volume of lower-margin products, including those resulting from an August 1995 business acquisition. Lock sales were also aided by certain price increases instituted at the beginning of 1997, which helped to partially offset increases in certain raw material costs (primarily zinc and copper).

WASTE MANAGEMENT

     Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported a loss of $5.5 million during the first six months of 1997 compared to a loss of $2.4 million in the same period in 1996. The Company received its first wastes for disposal in February 1997, and net sales in the first six months of 1997 were approximately $1 million. Waste Control's loss was higher in the first six months of 1997 as compared to the first six months of 1996 due principally to start-up expenses associated with the West Texas facility, as well as larger expenditures in conjunction with the pursuit of permits for the treatment, storage and disposal of low-level and mixed radioactive wastes.

     The Texas Department of Health has issued a draft license to Waste Control Specialists covering the treatment and storage (but not disposal) of low-level and mixed radioactive wastes. A public comment period on the draft license has expired, and in August 1997 an administrative judge will decide if any of the five groups opposing issuance of the license has proper standing. Should standing be granted to one or more opposing parties, hearings would be conducted. If standing is not granted, the license is currently expected to be issued shortly thereafter. While Waste Control Specialists currently believes the license will be granted, there can be no assurance that any such license will be issued by the Texas Department of Health.

OTHER

     EQUITY IN EARNINGS OF AMALGAMATED. See Note 15 to the Consolidated Financial Statements.

     General corporate items. Securities earnings increased in 1997 due to distributions received from The Amalgamated Sugar Company LLC, which are reported as dividend income, as well as a higher level of funds available for investment, including interest income earned on debt financing Valhi provided to Snake River Sugar Company and Snake River Farms II in early 1997 and funds generated from the Medite and Sybra dispositions. See Notes 14 and 15 to the Consolidated Financial Statements. General corporate expenses in the first quarter of 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See
Note 1 to the Consolidated Financial Statements. Net general corporate expenses in the second quarter of 1996 include a $2.8 million gain related to the settlement of certain litigation in which NL was a plaintiff, and in the second quarter of 1997 include $1.5 million of expenses related to the Amalgamated Sugar Company LLC/Snake River Sugar Company transactions.

     Interest expense. Interest expense increased due primarily to Valhi's $250 million in loans from Snake River Sugar Company. See Note 15 to the Consolidated Financial Statements. At June 30, 1997, approximately $877 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed rates averaging 10.7%. The weighted average interest rate on about $386 million of outstanding variable rate borrowings at June 30, 1997 was 6.7%, compared to 5.3% at December 31, 1996 and 6.4% at year-end 1995. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1996 to June 30, 1997 due primarily to NL's January 1997 refinancing of certain indebtedness discussed below, in which NL refinanced Rheox's term loan and used the net cash proceeds, along with other available funds, to prepay a portion of Kronos' DM credit facility. The overall interest rate on the Rheox term loan is higher than the overall interest rate on the DM credit facility, and the DM LIBOR interest rate margin on outstanding borrowings under the DM credit facility was increased in conjunction with the January 1997 prepayment.

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

     Extraordinary item.  See Note 1 to the Consolidated Financial Statements.

     Discontinued operations. See Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flows from operating activities attributable to continuing operations before changes in assets and liabilities declined from $52 million in the first six months of 1996 to $44 million in the first six months of 1997 primarily due to lower operating results at NL.
Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. Capital expenditures attributable to continuing operations in calendar 1997 are expected to decline to approximately $42 million from $70 million in calendar 1996 due to lower planned spending by NL.

     During the first six months of 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to Snake River Farms II, (ii) collected $105.4 million principal amount on such loans, (iii) received an $11.5 million pre-closing dividend from Amalgamated, (iv) contributed the remaining $3 million capital contribution to Waste Control Specialists, (v) loaned $8 million to Waste Control Specialists pursuant to a $10 million revolving facility due December 1998 and (vi) purchased $6 million of certain marketable securities.

     Net borrowings in 1997 include $250 million borrowed from Snake River Sugar Company and the impact of NL's refinancing of its Rheox term loan and prepayment of a portion of the DM credit facility as discussed below. At June 30, 1997, unused credit available under existing credit facilities approximated $121 million.

     Cash flows from discontinued operations. Condensed cash flow data for Medite and Sybra are included in Note 14 to the Consolidated Financial Statements. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, Valcor was not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary until the first quarter of 1997, at which time such payment (approximately $39 million) was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets were shown as part of cash flows from investing activities in the fourth quarter of 1996. Similarly, cash income taxes related to Medite's February 1997 sale of the Oregon MDF facility are also shown as a reduction in cash flows from operating activities in 1997, and cash income taxes of approximately $4 million related to the April 1997 disposition of Sybra's fast food operations are not required to be paid until later in 1997.

     Other. At June 30, 1997, assets held for sale, recorded at estimated net realizable value, consist principally of land, building and equipment from Medite's former veneer facility and land from Medite's stud lumber facility and another former Medite facility closed before 1996. The salvageable property and equipment from the stud facility, included in assets held for sale at December 31, 1996, were sold during the first quarter of 1997 for an amount approximating previously-estimated net realizable value.

     NL Industries. Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Declining TiO2 prices unfavorably impacted NL's operating income and cash flows from operations comparisons in 1997 with 1996. NL generated $19 million in cash flows from operating activities before changes in assets and liabilities in the first six months of 1997, down from $43 million in the first six months of 1996. Aggregate relative changes in NL's inventories, receivables and payables, excluding the effect of foreign currency translation, used $49 million of net cash in the first six months of 1996 compared to a $5 million use of net cash in the first six months of 1997.

     Average TiO2 selling prices began a downward trend in the last half of 1995, and TiO2 prices continued to decline throughout 1996 and the first quarter of 1997. While NL's average TiO2 prices began to increase during the second quarter of 1997, NL's average TiO2 selling price in calendar 1997 is expected to be lower than the calendar 1996 average. No assurance can be given that price trends will conform to NL's expectations and future cash flows will be adversely affected should price trends be lower than NL's expectations. In order to improve its near-term liquidity, NL refinanced Rheox's term loan in January 1997, obtaining a net $125 million of new long-term financing, and used the net cash proceeds, along with other available funds, to prepay a portion of the DM credit facility. In addition, NL and its lenders modified certain financial covenants of the DM credit facility, and NL guaranteed the facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998), and NL's total debt was reduced by $28 million.

     Certain of NL's U.S. and non-U.S. income tax returns, including Germany, are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($75 million), including interest, for the years through 1996 and expects to receive tax assessments for an additional DM 20 million ($12 million) related to these remaining tax contingencies. No payments of income tax or interest deficiencies related to these assessments will be required until the litigation is resolved, which NL anticipates may take approximately two to five years. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($58 million at June 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in

NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($138 million at June 30, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. See Note 1 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $185 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising out of the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings and proceedings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

     Valhi's LYONs do not require current cash debt service. At June 30, 1997, Valhi held 5.5 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock would result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds would be generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 1997 assuming exchanges of all of the outstanding LYONs for Dresser stock at such date was approximately $39 million. Valhi continues to receive regular quarterly Dresser dividends (recently increased from $.17 per share to $.19 per share beginning in September 1997) on the escrowed shares. In addition, the Company is required, at the option of the holder, to purchase the LYONs in October 1997 at the accreted value of approximately $405 per $1,000 principal amount at maturity (approximately $153 million at such date). Such redemption price may be paid, at the option of Valhi, in cash, Dresser common stock, or a combination thereof. At June 30, 1997, the LYONs had an accreted value equivalent to approximately $27.25 per Dresser share, and the market price of the Dresser common stock was $37.25 per share. As long as the value of the underlying Dresser shares exceeds the accreted value of the LYONS, the Company does not expect a significant number of LYON holders to seek redemption. Because the LYONS are redeemable at the option of the LYON holder in October 1997, the LYONS are classified as a current liability and the Dresser shares are classified as a current asset at both December 31, 1996 and June 30, 1997.

    The after-tax proceeds from the dispositions of Medite and Sybra, net of repayments of their respective U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Senior Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, as specified in the Indenture, within one year of disposition. While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, in March 1997 Valcor initiated a tender offer to purchase up to $86.7 million principal amount of Senior Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture related to the Medite asset dispositions. Pursuant to its terms, the tender offer expired in April 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to the tender offer. To the extent that the net proceeds from the disposition of Sybra's fast food operations are not used as provided by the Indenture, a portion of the Notes could be subject to a future tender offer.

     On August 6, 1997, Valcor initiated a consent solicitation to amend certain provisions of the Valcor Senior Note Indenture which, if successfully completed, would remove restrictions that currently limit the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates. The proposed amendments to the Indenture require the consent from holders representing at least a majority of the $68.6 million principal amount of Senior Notes currently outstanding. If the consent solicitation is successfully completed, Valcor will pay to all holders who validly consent on or prior to August 27, 1997 a cash consent fee of $10 per $1,000 principal amount of Senior Notes. The consent solicitation also includes a concurrent offer by Valcor to purchase the Senior Notes of all holders who validly tender on or prior to September 4, 1997 at a cash purchase price of $1,040 per $1,000 principal amount. Holders who tender their Senior Notes are generally obligated to consent to the proposed amendments to the Indenture, but holders may consent to the proposed amendments without tendering their Senior Notes. However, Valcor's obligation to purchase the Senior Notes is contingent upon the successful completion of the consent solicitation.

     Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations to Snake River Sugar Company, including a net $11.5 million pre-closing dividend received from Amalgamated.
As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was prepaid in May 1997 when Snake River obtained $100 million of third-party term loan financing. See Note 15 to the Consolidated Financial Statements. Valhi currently expects that distributions received from the LLC, which are dependent in part upon the future operations of the LLC, will exceed its debt service requirements under its $250 million loans from Snake River. The cash proceeds to Valhi from the transfer of control of Amalgamated's operations to Snake River, including amounts to be collected in the future from Valhi's remaining loans to Snake River, are and will be available for Valhi's general corporate purposes.

     Redemption of the Company's interest in the LLC, as discussed in Note 15 to the Consolidated Financial Statements, would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to simultaneously call its $250 million loans to Valhi. As a result, such net cash proceeds generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

     In March 1997, the Company entered into a $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists ($8 million outstanding at June 30, 1997) bear interest at prime plus 1% and are due no later than December 31, 1998.

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

     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1996 Annual Report and prior 1997 quarterly periodic reports for descriptions of certain legal proceedings.

     In June 1997, the Delaware Supreme Court en banc reversed and remanded to the lower court for further proceedings the previously-announced trial court ruling in favor of the defendants in Kahn v. Tremont Corporation, et al.

     Discovery has been stayed in the previously-reported Medite Corporation v. Public Services Company of New Mexico pending oral arguments at a hearing scheduled for August 1997 on motions for partial summary judgment and summary judgment filed by the plaintiff and defendant, respectively.

     Trial is currently scheduled to begin in September 1997 in the previously-reported Midgard Corporation v. Medite of New Mexico, Inc., et al.

     Gould Inc. v. NL Industries, Inc. ("Gould Superfund Site"), (No. 91-1091). In May 1997, the U.S. EPA issued an Amended Record of Decision ("ARD") for the Gould Superfund Site soils operable unit. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs.

     German, et al. v. Federal Home Mortgage Loan Corp., et al. (No 93 Civ.
6941). In May 1997, plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997 the Court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords.

     NL Industries, Inc. v. Commercial Union, et al. (No. 90-2124). In June 1997, NL reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought.

     Parker v. NL Industries, et al. (No. 97085060 CC915).    In June 1997,
plaintiffs moved to remand to state court and NL answered the complaint denying liability. Trial is scheduled to begin in July 1998.

     Ritchie v. NL Industries, et al. (No. 5:96-CV-166). In July 1997, defendants filed a second notice of removal to federal court.

     The City of New York, et al. v. Lead Industries Association, Inc., et al. (No. 89-4617). In July 1997, the trial court's denials of defendants' two summary judgment motions on the fraud claim were affirmed by the Appellate Division.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Valhi's 1997 Annual Meeting of Stockholders was held on May 8, 1997.
Norman S. Edelcup, Kenneth R. Ferris, Glenn R. Simmons, Harold C. Simmons and J. Walter Tucker, Jr. were elected as directors, each receiving votes "For" their election from over 94% of the 114.4 million common shares eligible to vote at the Annual Meeting. In addition, the proposal to amend and restate the Valhi, Inc. 1987 Stock Option-Stock Appreciation Right Plan, and the proposal to adopt the Valhi, Inc. 1997 Long-Term Incentive Plan, were each approved receiving votes "For" adoption from over 93% of the 114.4 million common shares eligible to vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

         10.1  -    First Amendment to the Company Agreement of The Amalgamated
               Sugar Company LLC dated May 14, 1997.

         10.2  -    Deposit Trust Agreement related to the Amalgamated
               Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997.

         10.3  -    Pledge Agreement between the Amalgamated Collateral Trust
               and Snake River Sugar Company dated May 14, 1997.


         10.4  -    Guarantee by the Amalgamated Collateral Trust in favor of
               Snake River Sugar Company dated May 14, 1997.

         10.5  -    Amended and Restated Pledge Agreement between ASC Holdings,
               Inc. and Snake River Sugar Company dated May 14, 1997.

         10.6  -    Collateral Deposit Agreement among Snake River Sugar
               Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 1997.

         10.7  -    Voting  Rights and Forbearance Agreement among the
               Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997.

         10.8  -    Voting Rights and Collateral Deposit Agreement among Snake
               River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997.

         10.9  -    Subordinated Loan Agreement between Snake River Sugar
               Company and Valhi, Inc., as amended and restated effective May 14, 1997.

         10.10 -    Subordination Agreement between Valhi, Inc. and Snake River
               Sugar Company dated May 14, 1997.

         10.11 -    Form of Option Agreement among Snake River Sugar Company,
               Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997.

         27.1 - Financial Data Schedule for the six-month period ended June 30, 1997.


    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1997.

        April 25, 1997      - Reported Items 5 and 7.
        April 30, 1997      - Reported Items 2 and 7.
        May 2, 1997         - Reported Items 5 and 7.
        May 8, 1997         - Reported Items 5 and 7.
        May 15, 1997        - Reported Items 5 and 7.
        June 17, 1997       - Reported Items 5 and 7.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   August 6, 1997             By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien

                                     (Vice President,
                                     Principal Financial Officer)



Date   August 6, 1997             By /s/ Gregory M. Swalwell

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





                                                 VALHI, INC.

                                              (Registrant)



Date   August 6, 1997                 By

                                         Bobby D. O'Brien
                                         (Vice President,
                                         Principal Financial Officer)



Date   August 6, 1997                 By

                                         Gregory M. Swalwell
                                         (Controller,
                                         Principal Accounting Officer)