Form 10-Q
period 1997-09-30
VALHI INC /DE/
filed 1997-11-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED  SEPTEMBER 30, 1997       COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1997: 114,663,414.



                   VALHI, INC. AND SUBSIDIARIES

                              INDEX


                                                          PAGE
                                                         NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1996
          and September 30, 1997                           3-4

         Consolidated Statements of Operations -
          Three months and nine months ended September 30,
          1996 and 1997                                     5

         Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1997              6

         Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1997    7-8

         Notes to Consolidated Financial Statements        9-24

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.            25-34

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                             35-36

  Item 6.  Exhibits and Reports on Form 8-K.                36

                   VALHI, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                     DECEMBER 31,   SEPTEMBER 30,
                                            1996            1997


Current assets:
  Cash and cash equivalents                $  255,679 $  350,933
  Marketable securities                      142,478       -
  Accounts and other receivables             155,430     180,465
  Refundable income taxes                      9,414       4,282
  Receivable from affiliates                  13,931      16,614
  Inventories                                251,597     183,488
  Prepaid expenses                              7,537      7,101
  Deferred income taxes                         1,597      5,574


      Total current assets                    837,663    748,457


Other assets:
  Marketable securities                       51,328     342,956
  Investment in and advances to
   joint ventures                            196,697     194,761
  Loans and notes receivable                   3,240      90,429
  Mining properties                           36,441      31,375
  Prepaid pension cost                        25,313      24,764
  Goodwill                                   258,359     249,005
  Deferred income taxes                          223         222
  Other                                        45,479     29,376
      Total other assets                      617,080    962,888


Property and equipment:
  Land                                        37,538      17,393
  Buildings                                  189,875     149,660
  Equipment                                  610,545     507,642
  Construction in progress                     15,723     10,006

                                             853,681     684,701
  Less accumulated depreciation               163,442    125,582


      Net property and equipment              690,239    559,119


                                           $2,144,982 $2,270,464



                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY     DECEMBER 31,  SEPTEMBER 30,
                                             1996          1997
Current liabilities:
  Notes payable                            $   38,732 $   17,139
  Current long-term debt                     235,648      61,669
  Accounts payable                            75,307      64,684
  Accrued liabilities                        127,935     126,263
  Payable to affiliates                       47,387      13,448
  Income taxes                                 8,148       9,295
  Deferred income taxes                        30,523      2,660


      Total current liabilities               563,680    295,158


Noncurrent liabilities:
  Long-term debt                             844,468   1,096,759
  Accrued pension cost                        59,215      51,856
  Accrued OPEB cost                           56,257      52,490
  Accrued environmental costs                109,908     130,045
  Deferred income taxes                      178,049     230,919
  Other                                        29,237     28,013

      Total noncurrent liabilities          1,277,134  1,590,082

Minority interest                                 249        253

Stockholders' equity:
  Common stock                                 1,248       1,253
  Additional paid-in capital                  35,258      38,107
  Retained earnings                          282,766     283,524
  Adjustments:
    Marketable securities                     65,105     153,165
    Currency translation                      (6,210)    (16,830)
    Pension liabilities                       (3,160)     (3,160)
  Treasury stock                              (71,088)   (71,088)

      Total stockholders' equity              303,919    384,971

                                           $2,144,982 $2,270,464



Commitments and contingencies (Note 1)

                               VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS   NINE MONTHS ENDED
                                          ENDED        SEPTEMBER 30,
                                      SEPTEMBER 30,

                                     1996*    1997     1996*    1997

Revenues and other income:
  Net sales                         $270,216$275,193 $816,757 $820,719
  Other, net                           7,559  20,040   32,603   60,017

                                     277,775 295,233  849,360  880,736

Costs and expenses:
  Cost of sales                     210,470  201,067  610,008  618,098
  Selling, general and               50,822   45,727  149,753  175,413
   administrative
  Interest                           24,469   30.161   73,574   91,434

                                     285,761 276,955  833,335  884,945

                                     (7,986)  18,278   16,025   (4,209)
Equity in earnings (losses) of:
  Waste Control Specialists                   (3,398)  (4,046)  (8,880)
                                     (1,628)
  Amalgamated Sugar Company              372    -       4,945     -


Income (loss) before income taxes    (9,242)  14,880   16,924  (13,089)

Provision for income taxes (benefit  (3,653)   6,427    3,780   (1,066)
Minority interest                      2,299       7    6,919       35

    Income (loss) from continuing
     operations                      (7,888)   8,446    6,225  (12,058)

Discontinued operations                2,978    (950)  (8,073)  34,463

Extraordinary item                      -     (3,897)    -      (4,291)

      Net income (loss)             $(4,910)$  3,599 $ (1,848)$ 18,114


Earnings (loss) per common share:
   Continuing operations             $  (.07)$   .07  $    .05 $  (.10)
   Discontinued operations               .03    (.01)     (.06)    .30
  Extraordinary item                     -      (.03)       -     (.04)

      Net income (loss)             $  (.04) $   .03  $   (.01)$    .16


Cash dividends per share            $    .05$   .05  $    .15 $    .15


Weighted average common shares      114,641  115,129   114,616  114,978
 outstanding




*Reclassified.

              VALHI, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 30, 1997

                     (IN THOUSANDS)

                                             ADDITIONAL
                                    COMMON    PAID-IN  RETAINED
                                    STOCK     CAPITAL  EARNINGS

Balance at December 31, 1996         $1,248   $35,258  $282,766

Net income                                 -       -     18,114
Dividends                                  -       -    (17,356)
Adjustments, net                           -       -       -
Other, net                                5     2,849      -


Balance at September 30, 1997        $1,253   $38,107   $283,524



                                 ADJUSTMENTS                 TOTAL
                     MARKETABLE  CURRENCY    PENSION   TREASURY STOCKHOLDERS'
                     SECURITIES TRANSLATION LIABILITIES  STOCK     EQUITY

Balance at December  $ 65,105   $ (6,210)   $(3,160)    $(71,088)  $303,919
 31, 1996
Net income                        -         -        -        -      18,114
Dividends                         -         -        -        -     (17,356)
Adjustments, net                88,060      (10,620) -        -      77,440
Other, net                         -        -        -        -       2,854

Balance at September
 30, 1997            $153,165  $(16,830)    $(3,160)    $(71,088)  $384,971



                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*     1997

Cash flows from operating activities:
  Net income (loss)                           $ (1,848)$  18,114
  Depreciation, depletion and amortization     48,591    46,503
  Noncash interest expense                     24,998    27,626
  Change in accounting principle                 -       30,000
  Deferred income taxes                       (13,457)  (14,109)
  Minority interest                             6,919        35
  Pre-tax loss on early extinguishment of          -      6,601
     indebtedness
  Other, net                                  (11,912)  (11,440)
  Equity in (earnings) losses of:
    Discontinued operations                     8,073   (34,463)
    Waste Control Specialists                   4,046     8,880
    Amalgamated Sugar Company                   (4,945)     -

                                               60,465    77,747

  Medite, net                                  15,769   (40,446)
  Sybra, net                                    6,912    (1,078)
  Amalgamated Sugar Company, net               92,702      -
  Change in assets and liabilities:
    Accounts and notes receivable             (22,485)  (38,094)
    Inventories                                26,149    45,181
    Accounts payable and accrued liabilities     (597)   15,747
    Other, net                                 (18,604)    9,515


        Net cash provided by operating         160,311    68,572
activities


Cash flows from investing activities:
  Capital expenditures                        (54,812)  (28,015)
  Purchases of:
    Marketable securities                        -       (6,000)
    Minority interest                         (17,973)   (2,752)
  Investment in Waste Control Specialists     (10,000)   (3,000)
  Loans to affiliates:
    Loans                                      (7,600)  (50,025)
    Collections                                10,600    23,525
  Other loans and notes receivable:
    Loans                                        -     (280,600)
    Collections                                  -      192,869
  Pre-close dividend from Amalgamated Sugar      -       11,518
Company
  Medite, net                                  (6,441)   37,876
  Sybra, net                                   (2,977)   53,929
  Amalgamated Sugar Company, net              (11,280)     -
  Other, net                                     7,289     8,760


        Net cash used by investing activities  (93,194)  (41,915)


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996*      1997

Cash flows from financing activities:
  Indebtedness:
    Borrowings                               $ 139,712  $ 390,369
    Principal payments                        (108,394) (316,750)
    Deferred financing costs paid                 -       (4,643)
  Repayment of loan from affiliate                -       (7,244)
  Valhi dividends                              (17,293)  (17,356)
  Distributions to minority interest            (7,416)       (2)
  Medite, net                                  (11,012)       (1)
  Sybra, net                                    (6,900)   22,381
  Amalgamated Sugar Company, net               (64,685)     -
  Other, net                                       916      3,045


      Net cash provided (used) by financing
       activities
                                               (75,072)    69,799


Net change                                      (7,955)   96,456
Currency translation                            (2,340)   (1,202)
Cash and equivalents at beginning of period    170,908    255,679


Cash and equivalents at end of period        $ 160,613  $ 350,933

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized       $  54,760  $  60,419
  Income taxes, net                             26,871    41,167


*Reclassified.

                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1996 and 1997 have been prepared by the Company, without audit.
In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report"). Certain 1996 amounts have been reclassified to conform to the 1997 presentation. See Notes 14 and 15.

     The Company adopted the recognition requirements of Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities" in the first quarter of 1997. The new rule, among other things, expands the types of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new SOP, the Company recognized a noncash pre-tax charge of $30 million ($19.5 million, or $.17 per share, net-of-tax) related to environmental matters at 56%-owned NL Industries, Inc., which is comprised primarily of estimated future undiscounted expenditures (principally legal and professional fees) associated with managing and monitoring existing environmental remediation sites. Previously, such expenditures were expensed as incurred.

     The extraordinary loss, stated net of allocable income tax benefit, relates to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of $93.8 million principal amount of Valcor's Senior Notes in connection with the tender offers completed in April 1997 and September 1997. See Note 11.

    Commitments and contingencies are discussed in Notes 14 and 15, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1996 Annual Report.

    Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock.


NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                                % OWNED AT
    OPERATIONS                 PRINCIPAL ENTITIES           SEPTEMBER 30, 1997


  Chemicals             NL Industries, Inc.                         56%
  Component products    CompX International Inc.                   100%
  Waste management      Waste Control Specialists LLC               50%

     NL's chemicals operations are conducted through its subsidiaries Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). NL (NYSE: NL) files periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The Company's component products subsidiary (CompX) is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. The results of Valcor's former building products operations, conducted by Medite Corporation, and Valcor's former fast food operations, conducted by Sybra, Inc., are presented as discontinued operations. See Note 14. The refined sugar operations conducted by The Amalgamated Sugar Company in 1996 are presented on the equity method. See Note 15. In October 1997, the Company increased its membership interest in Waste Control Specialists LLC to 58%. See Note 9.

                                THREE MONTHS ENDED NINE MONTHS ENDED
                                  SEPTEMBER 30,      SEPTEMBER 30,

                                  1996     1997     1996     1997

                                  (IN MILLIONS)      (IN MILLIONS)
Net sales:
  Chemicals                       $248.5   $248.3   $752.1   $740.5
  Component products                21.8     27.0     64.7     80.3


                                  $270.3   $275.3   $816.8   $820.8



Operating income:
  Chemicals                       $ 14.1   $ 32.1   $ 81.5   $ 69.5
  Component products                 5.4      6.9     14.8     20.1


                                    19.5     39.0     96.3     89.6
General corporate items:
  Securities earnings                2.4     17.3      7.5     48.6
  Expenses, net                     (5.4)    (7.8)   (14.2)   (50.9)
Interest expense                   (24.5)   (30.2)   (73.6)   (91.5)

                                    (8.0)    18.3     16.0     (4.2)
Equity in earnings (losses) of:
  Waste Control Specialists         (1.6)    (3.4)    (4.0)    (8.9)
  Amalagamated Sugar Company          .3      -        4.9      -

    Income (loss) before income   $ (9.3)  $ 14.9   $ 16.9   $(13.1)
taxes




                                    NINE MONTHS ENDED SEPTEMBER 30,
                                    DEPRECIATION,         CAPITAL
                                   DEPLETION AND        EXPENDITURES
                                    AMORTIZATION
                                  1996    1997     1996     1997

                                         (IN MILLIONS)
Chemicals                        $46.1   $43.7    $52.3    $23.3
Component products                 2.1     2.3      2.1      4.1
Other                               .4       .5      .4       .6



                                 $48.6   $46.5    $54.8    $28.0


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

NOTE 4 -     INVENTORIES:

                                           DECEMBER 31,  SEPTEMBER 30,
                                               1996         1997
                                               (IN THOUSANDS)
Raw materials:
  Chemicals                               $ 43,284    $ 40,139
  Component products                         2,556       1,982
  Building products                          4,306          22
  Fast food                                  1,406        -

                                            51,552      42,143

In process products:
  Chemicals                                 10,356       5,767
  Component products                         4,974       4,987
  Building products                             83        -

                                            15,413      10,754


Finished products:
  Chemicals                                142,956      95,081
  Component products                         3,300       3,276
  Building products                          1,096        -

                                           147,352      98,357


Supplies                                    37,280      32,234

                                          $251,597    $183,488



NOTE 5 -     MARKETABLE SECURITIES:

                                         DECEMBER 31,  SEPTEMBER 30,
                                            1996          1997

                                               (IN THOUSANDS)
Current asset (available-for-sale) -
  Dresser Industries common stock           $142,478    $   -

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC         $ 34,070    $163,769
  Dresser Industries common stock               -        149,283
  Other securities                            17,258      29,904

                                            $ 51,328    $342,956




    At September 30, 1997, Valhi held 5.3 million shares of Dresser common stock with a quoted market price of $43 per share, or an aggregate market value of $230 million (cost - $43 million). Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Dresser shares, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. The Dresser common stock was classified as a current asset at December 31, 1996 because the LYONs, which were redeemable at the option of the holder on October 20, 1997, were classified as a current liability at such date. Holders representing only a nominal amount of LYONs exercised their right to redeem their LYONs in October 1997 for an amount of cash equal to the accreted LYONs obligation, and accordingly both the LYONs obligation and the Dresser shares were classified as noncurrent at September 30, 1997. See Note 11.

    The Company's investment in The Amalgamated Sugar Company LLC (cost - $34 million) is discussed in Note 15. The aggregate cost of other securities (primarily common stocks) is approximately $22 million at September 30, 1997 (December 31, 1996 - $16 million).


NOTE 6 -     ACCRUED LIABILITIES:

                                           DECEMBER  SEPTEMBER 30,
                                              31,         1997
                                               1996



                                               (IN THOUSANDS)

Employee benefits                         $ 47,331      $ 41,042
Interest                                    11,157        14,750
Environmental costs                          6,126         9,110
Plant closure costs                          7,669         5,525
Miscellaneous taxes                          5,262         1,577
Other                                       50,390        54,259

                                          $127,935      $126,263






NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                            DECEMBER 31,  SEPTEMBER 30,
                                               1996         1997



                                               (IN THOUSANDS)
Receivable from affiliates:
  Demand loan to Contran                    $  -        $16,500
  Net dividend receivable from Amalgamate    11,518        -
  Other                                       2,413         114


                                            $13,931     $16,614



Payable to affiliates:


  Income taxes payable to Contran           $29,633     $ 3,251
  Demand loan from Contran                    7,244        -
  Tremont Corporation                         3,529       3,534
  Louisiana Pigment Company                   6,677       6,842
  Other, net                                    304        (179)


                                            $47,387     $13,448




NOTE 8 - LOANS AND NOTES RECEIVABLE:

                                        DECEMBER 31,  SEPTEMBER 30,
                                           1996          1997

                                               (IN THOUSANDS)
Snake River Sugar Company                    $ -       $80,000
Snake River Farms II                           -         6,231
Other                                         4,740      5,505

                                              4,740     91,736
Less current portion                          1,500      1,307


    Noncurrent portion                       $3,240    $90,429





    Loans to Snake River Sugar Company and Snake River Farms II are discussed in
Note 15. At September 30, 1997, other loans and notes receivable include a $1.5 million loan to the other owner of Waste Control Specialists which is collateralized by such owner's interest in Waste Control Specialists.

NOTE 9 - OTHER NONCURRENT ASSETS:

                                           DECEMBER  SEPTEMBER 30,
                                              31,         1997
                                               1996



                                               (IN THOUSANDS)
Investment in joint ventures:
  TiO2 manufacturing joint venture        $179,195     $173,359
  Waste Control Specialists LLC             15,218        9,338
  Other                                      2,284        2,064

                                           196,697      184,761
Loan to Waste Control Specialists LLC         -          10,000



                                          $196,697     $194,761




Franchise fees and other intangible asset $ 19,215     $  5,341
Deferred financing costs                    15,273       13,833
Property held for sale                       4,681        4,288
Other                                        6,310        5,914


                                          $ 45,479     $ 29,376





     In March 1997, the Company entered into an unsecured $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% and are due no later than December 31, 1998. In October 1997, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest to 58%. Approximately $8 million of such equity contribution was used by Waste Control Specialists to reduce the balance of its revolving borrowings from the Company. The owner of the remaining 42% membership interest in Waste Control Specialists is controlled by an individual who has been granted the duties of its chief executive
officer under an employment agreement effective through at least 2000. Such individual has the ability to establish management policies and procedures, and has the authority to make routine operating decisions, for Waste Control Specialists. These rights overcome the Company's presumption of control at the new 58% membership interest level, and the Company will continue to account for its interest in Waste Control Specialists by the equity method. Valhi continues to hold an option, granted in March 1997, to increase its membership interest in Waste Control Specialists to 60% for an additional $2.5 million equity contribution.

NOTE 10 - OTHER NONCURRENT LIABILITIES:

                                           DECEMBER  SEPTEMBER 30,
                                              31,         1997
                                               1996



                                               (IN THOUSANDS)
Insurance claims and expenses              $13,380     $13,833
Employee benefits                           12,050      10,932
Deferred income                               -          1,510
Other                                        3,807       1,738



                                           $29,237     $28,013






NOTE 11 - NOTES PAYABLE AND LONG-TERM DEBT:

                                           DECEMBER  SEPTEMBER 30,
                                              31,         1997
                                               1996



                                               (IN THOUSANDS)
Notes payable:
  Kronos - non-U.S. bank credit agreement
   (DM 40,000 and DM 30,000)              $   25,732  $   17,139
  Valhi - bank revolver                       13,000        -



                                          $   38,732  $   17,139



Long-term debt:
  Valhi:  LYONs                           $  142,478  $  149,283
          Snake River Sugar Company            -         250,000
  Valcor Senior Notes                        98,910        2,431

  NL Industries:
    Senior Secured Notes                    250,000      250,000
    Senior Secured Discount Notes           149,756      164,535
    Deutsche mark bank credit facility
     (DM 539,971 and DM 288,322)            347,362      164,718
    Joint venture term loan                  57,858       46,286
    Rheox bank credit facility               14,659      125,250

    Other                                      9,411       5,351

        Total NL Industries                  829,046     756,140


  Other:
    Medite term loan                          3,727         -
    Sybra bank credit agreements              1,081         -
    Sybra capital leases                      4,540         -
    Other                                        334         574

                                               9,682         574


                                          1,080,116    1,158,428
  Less current maturities                    235,648      61,669



                                          $  844,468  $1,096,759


    Valhi's loans from Snake River Sugar Company are discussed in Note 15. In January 1997, NL refinanced the Rheox bank credit facility and used the net cash proceeds, along with other available funds, to prepay a portion of the DM bank credit facility. Medite's term loan was assumed by the purchaser of its Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 14. In April 1997, Valcor purchased $27.6 million principal amount of Valcor Senior Notes at par value, including $1.1 million held by Valhi, pursuant to a tender offer. In September 1997, Valcor (i) completed a consent solicitation whereby holders approved certain amendments to the Valcor Senior Note Indenture which removed the restrictions which had limited the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates and (ii) purchased $66.2 million principal amount of Senior Notes for $1,057.50 per $1,000 principal amount pursuant to a subsequent tender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Rheox has entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of its variable-rate bank term loan through May 2001. The margin on such borrowings ranges from .75% to 1.75%, depending upon the level of a certain Rheox financial ratio. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although Rheox does not anticipate nonperformance by such parties. At September 30, 1997, the estimated fair value of such collar agreements was a nominal liability. Such fair value represents the amount Rheox would pay if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions.


NOTE 12 -    OTHER INCOME:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,

                                                1996       1997

                                                (IN THOUSANDS)
Securities earnings:
  Interest and dividends                      $ 7,505    $46,348
  Securities transactions                         122      2,110

                                                7,627     48,458
Currency transactions, net                      4,591      2,795
Technology fee income                           8,280       -
Pension curtailment gain                        4,791       -
Litigation settlement gain                      2,756       -
Disposal of property and equipment                648      2,453
Other, net                                      3,910      6,311


                                              $32,603    $60,017










    Interest and dividend income in 1997 includes $19 million of distributions received from The Amalgamated Sugar Company LLC. See Note 15. Securities transactions in both 1996 and 1997 relate to dispositions of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Dresser shares. See Notes 5 and 11.


NOTE 13 - PROVISION FOR INCOME TAXES ATTRIBUTABLE TO CONTINUING OPERATIONS:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,

                                                1996       1997

                                                 (IN MILLIONS)
Expected tax expense (benefit)                  $ 5.9      $(4.6)
Non-U.S. tax rates                                (.3)       (.7)
Incremental tax and rate differences on
equity in                                        (3.0)      (9.2)
 earnings of non-tax group companies
U.S. state income taxes, net                      1.5        2.1
Change in NL's deferred income tax
 valuation allowance                             (1.1)      10.5
No income tax benefit for goodwill                2.2        2.4
amortization
Other, net                                       (1.4)      (1.6)



                                                $ 3.8      $(1.1)






NOTE 14 - DISCONTINUED OPERATIONS:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,

                                                 1996     1997

                                                 (IN THOUSANDS)
Medite Corporation                             $(10,674) $14,717
Sybra, Inc.                                       2,601   19,746


                                               $ (8,073) $34,463







     Medite. In the fourth quarter of 1996, Medite Corporation sold its timber and timberlands and its Irish medium density fiberboard ("MDF") subsidiary. In February 1997, Medite sold its Oregon MDF facility for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's smaller stud lumber and veneer facilities were closed and sold in 1997 for aggregate cash consideration approximating previously-estimated net realizable value. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     Medite's first quarter 1996 results include a pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant. Medite also recognized a $13 million pre-tax charge in the fourth quarter of 1996 for the estimated costs of permanently closing the stud lumber and veneer facilities. Approximately $26 million of such charges represent non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of such charges represent workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $5 million had been paid at September 30, 1997 ($3 million paid at December 31, 1996).

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

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,

                                               1996       1997

                                                (IN MILLIONS)
Operations of Medite:
  Net sales                                  $138.2       $23.6



  Operating income (loss)                    $(11.9)      $ 1.7
  Interest expense and other, net              (5.8)        (.3)

    Pre-tax income (loss)                     (17.7)        1.4
  Income tax expense (benefit)                 (7.0)         .6

                                              (10.7)         .8

Net gain on disposal:
  Pre-tax gain                                   -         22.3
  Income tax expense                             -          8.4

                                                 -         13.9



                                             $(10.7)      $14.7







     A condensed balance sheet for Medite at December 31, 1996, included in the Company's consolidated balance sheet, is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Current assets                                       $21.2
Property and equipment, net                           18.2
Property held for sale and other assets                4.8


                                                     $44.2




Current liabilities                                  $17.6
Long-term debt                                         3.7
Deferred income taxes                                  1.6
Other liabilities                                      3.0
Stockholder's equity (*)                              18.3


                                                     $44.2



* Eliminated in consolidation.





     At September 30, 1997, only a nominal amount of assets and liabilities related to Medite remain.

     Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $ 15.8    $(40.4)


Cash flows from investing activities:

  Capital expenditures                         (12.5)      (.4)
  Proceeds from disposal of assets               6.1      38.3


                                                (6.4)     37.9


Cash flows from financing activities -
  Indebtedness, net                            (11.0)       -



                                              $ (1.6)   $ (2.5)







        Sybra. In April 1997, the Company completed the disposition of its fast food operations conducted by Sybra. The disposition was accomplished in two separate, simultaneous transactions. The first transaction involved the sale of certain restaurant real estate owned by Sybra for $45 million cash consideration. Substantially all of the net-of-tax proceeds from this transaction were distributed to Valcor. The second transaction involved Valcor's sale of 100% of the common stock of Sybra for $14 million cash consideration plus the repayment by the purchaser of approximately $23.8 million of Sybra's intercompany indebtedness owed to Valcor. Under certain conditions, the purchaser of Sybra's common stock is obligated to pay additional contingent consideration of approximately $2 million to Valcor in the future. Accordingly, the accompanying financial statements present the results of operations of Sybra's fast food operations as discontinued operations for all periods presented.

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

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,

                                                1996     1997

                                                (IN MILLIONS)
Operations of Sybra:


  Net sales                                     $85.9    $37.9




  Operating income                              $ 6.0    $ 1.7
  Interest expense and other, net                (1.8)     (.6)

    Pre-tax income                                4.2      1.1
  Income tax expense                              1.6       .5

                                                  2.6       .6

Net gain on disposal:

  Pre-tax gain                                     -      23.2
  Income tax expense                               -       4.1

                                                   -      19.1


                                                $ 2.6    $19.7





     A condensed balance sheet for Sybra at December 31, 1996, included in the Company's consolidated balance sheet, is presented below.

                                                       AMOUNT

                                                   (IN MILLIONS)

Current assets                                          $ 6.0
Intangible assets                                        16.0
Property and equipment, net                              53.6


                                                        $75.6





Current liabilities                                     $14.4
Long-term debt                                            4.7
Loan payable to Valcor (*)                               20.0
Other liabilities                                         1.4
Stockholder's equity (*)                                 35.1


                                                        $75.6




(*) Eliminated in consolidation

     Condensed cash flow data for Sybra through the date of disposal (excluding dividends paid to and intercompany loans with Valcor, but including the net proceeds from Valcor's sale of Sybra's common stock) is presented below.

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,

                                               1996       1997

                                                (IN MILLIONS)
Cash flows from operating activities          $ 6.9       $(1.1)


Cash flows from investing activities:
  Capital expenditures                         (3.0)       (1.8)
  Proceeds on disposal of assets                -          55.3
  Other, net                                    -            .4

                                               (3.0)       53.9


Cash flows from financing activities -
  Indebtedness, net
                                               (6.9)       22.4


                                              $(3.0)      $75.2






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

     In connection with the transaction, Valhi provided $180 million of loans to Snake River in January 1997 (the "Snake River Loan"), of which $100 million was prepaid in May 1997 when Snake River obtained an equal amount of third-party term loan financing. Valhi's remaining $80 million loan to Snake River is unsecured, is subordinate to Snake River's third-party term loan and bears interest at a fixed rate of 10.99% through 1998 and 12.99% for 1999 through 2010, with all principal due in 2010. Covenants contained in Snake River's third-party term loan allow Snake River to generally pay $400,000 to Valhi for monthly installments for debt service on the Snake River Loan, and also allow for an additional annual payment on the Snake River Loan based on Snake River's excess cash flow, as defined. Under certain conditions, Valhi is required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party term loan as a condition to permit continued repayment of the Snake River Loan. Also in connection with the transaction, Valhi provided a $12 million loan to Snake River Farms II, a subsidiary of Snake River, in connection with the transaction. This loan, as amended, bears interest at a fixed rate of 10%, is due no later than January 2000, and is guaranteed by Snake River. See Note 8.

     The Company and Snake River share in distributions from the LLC up to an aggregated $26.7 million per year, with a preferential 95% going to the Company. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC. In addition, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River, and under the terms of the LLC Company Agreement Snake River would contribute to the LLC the cash received from calling such loans to satisfy all or a substantial portion of the redemption price.

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC, via election of a majority of the members of the LLC's Management Committee, in the event the Company's cumulative "base distributions" from the LLC, as defined, become $10 million in arrears and no default exists under Valhi's $250 million loans from Snake River. Once any such arrearages have been paid, the Company ceases to have any representation on the Management Committee. As a condition to exercising temporary control, Valhi is required to effectively pledge funds in amounts up to the next three years of debt service of Snake River's third-party term loan until either (i) Snake River's third-party term loan has been completely repaid or (ii) no default exists under the third-party term loan and Valhi has relinquished its temporary control of the LLC.

     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. At December 31, 1996, the Company reported the net assets contributed to the LLC at cost. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $19 million in the first nine months of 1997) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's 1996 results of operations and cash flows are reported by the equity method. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value at September 30, 1997. See Note 5. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

     Condensed income statement data for Amalgamated for the nine months ended September 30, 1996 is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Net sales:
  Refined sugar                                       $331.2
  By-products and other                                 21.5



                                                      $352.7


Operating income:
  FIFO basis                                          $ 24.2
  LIFO adjustment                                       (9.8)

    LIFO basis                                          14.4

Interest expense and other, net                         (6.6)

    Pre-tax income                                       7.8

Income tax expense                                       2.9


    Net income                                        $  4.9





     Condensed cash flow data for Amalgamated for the nine months ended September 30, 1996 (excluding dividends paid to Valhi) is presented below.

                                                    AMOUNT

                                                 (IN MILLIONS)
Cash flows from operating activities:

  Before changes in assets and liabilities            $ 10.7
  Changes in assets and liabilities                     82.0

                                                        92.7
Cash flows from investing activities -
  Capital expenditures                                 (11.3)

Cash flows from financing activities -
  Indebtedness, net                                    (64.7)



                                                      $ 16.7




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported income from continuing operations of $8.4 million, or $.07 per share, for the third quarter of 1997 compared to a loss of $7.8 million, or $.07 per share, in the third quarter of 1996. For the first nine months of 1997, the Company reported a loss from continuing operations of $12.1 million, or $.10 per share, compared to income of $6.3 million, or $.05 per share, in the first nine months of 1996.

     The Company's consolidated results of operations are significantly impacted by the results of operations at 56%-owned NL Industries. The 1997 year-to-date loss includes a $30 million first quarter pre-tax charge ($19.5 million, or $.17 per share, net-of-tax) related to adoption of a new accounting standard regarding accounting for NL's environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements.

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

CHEMICALS

                THREE MONTHS ENDED      NINE MONTHS ENDED
                  SEPTEMBER 30,           SEPTEMBER 30,
                                    %                       %
                   1996      1997  CHANGE   1996    1997  CHANGE

                  (IN MILLIONS)           (IN MILLIONS)
Net sales:
  Kronos          $215.1   $210.5    -2%   $649.7  $629.1   -3%
  Rheox             33.4     37.8   +13%    102.4   111.4   +9%



                  $248.5   $248.3    -0%   $752.1  $740.5   -2%



Operating
income:
  Kronos          $  4.7   $ 20.3  +334%   $ 49.8  $ 36.3  -27%
  Rheox              9.4     11.8   +26%     31.7    33.2   +5%



                  $ 14.1   $ 32.1  +129%   $ 81.5  $ 69.5  -15%







     Kronos' operating income in the third quarter of 1997 increased from the comparable period in 1996 due to income resulting from refunds of German franchise taxes, higher TiO2 sales and production volumes and slightly higher average TiO2 selling prices. Operating income in the first nine months of 1997 declined compared with the same period in 1996 as the impact of an 8% decline in average selling prices more than offset the effect of higher sales and production volumes and the German franchise tax refunds. Kronos' average selling prices for the third quarter of 1997 were 1% higher than the same period in 1996, were 3% higher than the average for the second quarter of 1997 and 6% higher than the first-quarter 1997 average. Selling prices at the end of the third quarter of 1997 were 2% higher than the overall average for the quarter. Kronos achieved record third quarter sales volumes reflecting continued strong demand, particularly in Europe, as Kronos' TiO2 sales volumes in the third quarter and first nine months of 1997 increased 7% and 12%, respectively, compared with the same periods in 1996.

     Kronos' operating income in the third quarter of 1997 includes income of $9.7 million related to refunds of German franchise taxes related to prior years, including interest. The German tax authorities were required to remit the refunds based on (i) recent German court decisions which resulted in a reduction of the base upon which the German franchise taxes were computed and
(ii) prior agreements between Kronos and the German tax authorities regarding payment of disputed taxes. Kronos' operating income in the second quarter of 1997 includes a $2.7 million gain from the disposal of certain surplus assets.

     NL currently expects further increases in its TiO2 selling prices during the fourth quarter of the year. While TiO2 selling prices have been increasing since the second quarter of 1997, Kronos expects its overall average selling prices for 1997 will be lower than the overall average for 1996. NL expects its full-year 1997 TiO2 operating income will exceed that of 1996.

     Rheox's sales and operating income increased in 1997 compared to 1996 due to higher sales and production volumes. In addition, Rheox's operating income in the first quarter of 1996 includes a $2.7 million gain related to the reduction of certain U.S. employee pension benefits.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar, and fluctuations in the value of the U.S. dollar relative to such other currencies decreased the dollar value of NL's sales in the third quarter and first nine months of 1997 by approximately $23 million and $46 million, respectively, compared to the same periods in 1996. Although fluctuations in the value of the U.S. dollar relative to other currencies had an overall unfavorable impact on NL's operating income in the third quarter of 1997 compared with the same period in 1996, such exchange rate fluctuations only had a nominal impact on NL's operating income in the first nine months of 1997 compared with the same period in 1996.

    The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional noncash expenses reduce chemicals operating income, as reported by Valhi, by approximately $20 million annually as compared to amounts separately reported by NL.

COMPONENT PRODUCTS

                     THREE MONTHS             NINE MONTHS
                        ENDED        %           ENDED       %
                       SEPTEMBER                SEPTEMBER

                        30,                      30,

                     1996    1997  CHANGE     1996   1997  CHANGE

                    (IN MILLIONS)            (IN MILLIONS)
Net sales           $21.8   $27.0   +24%      $64.7 $80.3   +24%
Operating income      5.4     6.9   +29%       14.8  20.1   +36%


     Sales, operating income and margins increased in 1997 due primarily to increased volumes in all three major product lines (ergonomic workstations, drawer slides and locks). Relative changes in product mix also favorably impacted comparisons, as 1996 sales included a relatively higher volume of lower-margin products, including those resulting from an August 1995 business acquisition. Lock sales were also aided by certain price increases instituted at the beginning of 1997, which partially offset increases in certain raw material costs (primarily zinc and copper).

WASTE MANAGEMENT

     Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported a loss of $8.9 million during the first nine months of 1997 compared to a loss of $4.0 million in the same period in 1996. Waste Control Specialists commenced operations in February 1997, and net sales in the first nine months of 1997 were approximately $2.4 million. Waste Control Specialists' loss was higher in the first nine months of 1997 as compared to the first nine months of 1996 due principally to start-up expenses associated with its new facility for the treatment, storage and disposal of hazardous and toxic wastes, as well as larger expenditures in conjunction with its on-going pursuit of permits for the treatment, storage and disposal of low-level and mixed radioactive wastes.

     In November 1997, Waste Control Specialists was issued a license by the Texas Department of Health for the treatment and storage (but not disposal) of low-level and mixed radioactive wastes. The current provisions of the license generally enable Waste Control Specialists to accept low-level and mixed radioactive wastes for treatment and storage from the Department of Energy ("DOE"). See also "Legal Proceedings."

OTHER


     EQUITY IN EARNINGS OF AMALGAMATED. See Note 15 to the Consolidated Financial Statements.

     General corporate items. Securities earnings increased in 1997 due to distributions received from The Amalgamated Sugar Company LLC, which are reported as dividend income, as well as a higher level of funds available for investment, including interest income earned on debt financing Valhi provided to Snake River Sugar Company and Snake River Farms II in early 1997 and funds generated from the disposal of discontinued operations. See Notes 14 and 15 to the Consolidated Financial Statements. Securities earnings in the first nine months of 1997 also include aggregate securities transaction gains of $2.1 million related to the disposition of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Dresser shares. During the period from October 1 to November 4, 1997, holders representing $156.3 million principal amount at maturity of the LYONs exercised their right to exchange their LYONs for Dresser shares, and the Company will report a pre-tax securities transaction gain of $43.8 million in the fourth quarter of 1997 related to such exchanges. Any additional exchanges would similarly result in additional securities transaction gains.


     General corporate expenses in the first quarter of 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements. Net general corporate expenses also include (i) a $2.8 million gain in the second quarter of 1996 related to the settlement of certain litigation in which NL was a plaintiff, (ii) a $2.3 million gain on disposition of a surplus grain facility in the third quarter of 1996 and (iii) $1.5 million of expenses in the second quarter of 1997 related to the Amalgamated Sugar Company LLC/Snake River Sugar Company transactions.

     Interest expense. Interest expense increased due primarily to Valhi's $250 million in loans from Snake River Sugar Company. See Note 15 to the Consolidated Financial Statements. At September 30, 1997, approximately $817 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed rates averaging 10.8%. The weighted average interest rate on about $359 million of outstanding variable rate borrowings at September 30, 1997 was 6.7%, compared to 5.3% at December 31, 1996 and 6.4% at year-end 1995. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1996 to September 30, 1997 due primarily to NL's January 1997 refinancing of certain indebtedness discussed below, in which NL refinanced Rheox's term loan and used the net cash proceeds, along with other available funds, to prepay a portion of Kronos' DM credit facility. The overall interest rate on the Rheox term loan is higher than the overall interest rate on the DM credit facility, and the DM LIBOR interest rate margin on outstanding borrowings under the DM credit facility was increased in conjunction with the January 1997 prepayment.

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

     Extraordinary item.  See Note 1 to the Consolidated Financial Statements.

     Discontinued operations. See Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flows from operating activities attributable to continuing operations before changes in assets and liabilities increased from $60 million in the first nine months of 1996 to $78 million in the first nine months of 1997. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. Capital expenditures attributable to continuing operations in calendar 1997 are expected to decline to approximately $42 million from $70 million in calendar 1996 due to lower planned spending by NL.

     During the first nine months of 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to Snake River Farms II, (ii) collected $105.9 million principal amount on such loans, (iii) received an $11.5 million pre-closing dividend from Amalgamated, (iv) contributed the remaining $3 million capital contribution to Waste Control Specialists, (v) loaned $10 million to Waste Control Specialists pursuant to a $10 million revolving facility due December 1998 and (vi) purchased $6 million of certain marketable securities and $2.8 million of additional shares of NL common stock.

     Changes in indebtedness in 1997 include $250 million borrowed from Snake River Sugar Company, the impact of NL's refinancing of its Rheox term loan and prepayment of a portion of the DM credit facility and the Valcor Senior Notes purchased pursuant to the tender offers completed in April and September 1997, all as discussed below. At September 30, 1997, unused credit available under existing credit facilities approximated $129 million.

     Cash flows from discontinued operations. Condensed cash flow data for Medite and Sybra are included in Note 14 to the Consolidated Financial Statements. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of tax payments, Valcor was not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary until 1997, at which time such payment (approximately $39 million) was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets were shown as part of cash flows from investing activities in the fourth quarter of 1996. Similarly, cash income taxes related to both Medite's February 1997 sale of the Oregon MDF facility (approximately $10 million) and the April 1997 disposition of Sybra's fast food operations (approximately $4 million) are also shown as a reduction in cash flows from operating activities in 1997 eventhough the pre-tax proceeds from such dispositions are also shown as part of cash flows from investing activities in 1997.

     Other. At September 30, 1997, assets held for sale, recorded at estimated net realizable value, consist principally of land from former Medite facilities. The salvageable property and equipment from the stud and veneer facilities were sold in 1997 for amounts approximating the previously-estimated net realizable value.

     NL Industries. Demand, supply and pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Declining TiO2 prices unfavorably impacted NL's operating income and cash flows from operations comparisons in 1997 with 1996. NL generated $39 million in cash flows from operating activities before changes in assets and liabilities in the first nine months of 1997, down from $50 million in the first nine months of 1996. Aggregate relative changes in NL's assets and liabilities, excluding the effect of foreign currency translation, used $11 million of net cash in the first nine months of 1996 compared to providing $32 million of net cash in the first nine months of 1997.

     Average TiO2 selling prices began a downward trend in the last half of 1995, and TiO2 prices continued to decline throughout 1996 and the first quarter of 1997. While NL's average TiO2 prices began to increase during the second quarter of 1997, NL's average TiO2 selling price in calendar 1997 is expected to be lower than the calendar 1996 average. No assurance can be given that price trends will conform to NL's expectations and future cash flows could be adversely affected should price trends be lower than NL's expectations. In order to improve its near-term liquidity, NL refinanced Rheox's bank credit facility in January 1997, obtaining a net $125 million of new long-term financing, and used the net cash proceeds, along with other available funds, to prepay a portion of the DM credit facility. In addition, NL and its lenders modified certain financial covenants of the DM credit facility, and NL guaranteed the facility. As a result of the refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998), and NL's total debt was reduced by $28 million.

     Certain of NL's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. Certain other significant German tax contingencies remain outstanding and will continue to be litigated. NL has received certain tax assessments aggregating DM 130 million ($74 million), including interest, for the years through 1996 and may receive tax assessments for an additional DM 20 million ($11 million) related to these remaining tax contingencies. No payments of income tax or interest deficiencies related to these assessments will be required until the litigation is resolved. A recent German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining German income tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court and NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 100 million ($57 million at September 30, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the German tax authorities. No assurance can be given that this litigation will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($136 million at September 30, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. See Note 1 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $180 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the Indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

     Other.    Condensed cash flow data for Medite and Sybra is presented in
Note 14 to the Consolidated Financial Statements. Condensed cash flow data for Amalgamated in 1996 is presented in Note 15 to the Consolidated Financial Statements.

     General corporate. Valhi's operations are conducted principally through subsidiaries and affiliates (NL Industries, CompX and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter. Suspension of NL's dividend is not expected to materially adversely impact Valhi's financial position or liquidity. Various credit agreements to which certain subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. In September 1997, the Indenture governing Valcor's Senior Notes was amended which, among other things, removed restrictions which had limited the ability of Valcor to pay dividends to

Valhi, as discussed below. Valhi has not guaranteed any indebtedness of its subsidiaries.

     Valhi's LYONs do not require current cash debt service. At September 30, 1997, Valhi held 5.3 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. See Note 12 to the Consolidated Financial Statements. Valhi's potential cash income tax liability that would have been triggered at September 30, 1997, assuming exchanges of all of the outstanding LYONs for Dresser stock at such date, was approximately $40 million. During the period from October 1 to November 4, 1997, holders representing $156.3 million principal amount at maturity of LYONs exercised their right to exchange their LYONs for Dresser shares. Valhi continues to receive regular quarterly Dresser dividends (recently increased from $.17 per share to $.19 per share beginning in September 1997) on the escrowed shares. At September 30, 1997, the LYONs had an accreted value equivalent to approximately $27.95 per Dresser share, and the market price of the Dresser common stock was $43 per share. The LYONS were redeemable at the option of the LYON holder in October 1997, and holders representing only a nominal amount of LYONs exercised their right to redeem their LYONs for an amount of cash equal to the accreted LYONs obligation. The September 30, 1997 market price of Dresser common stock is equal to the equivalent accreted LYONs obligation in July 2002.

     In January 1997, Valcor purchased $3.8 million principal amount of its Senior Notes in open market transactions, substantially all at par value. In April 1997, Valcor purchased $27.6 million principal amount of its Senior Notes at par value pursuant to a tender offer. In September 1997, Valcor (i) completed a consent solicitation whereby holders approved certain amendments to the Valcor Senior Note Indenture which removed the restrictions which limited the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates and (ii) purchased $66.2 million principal amount of its Senior Notes for $1,057.50 per $1,000 principal amount pursuant to a subsequent tender offer. Valcor paid an aggregate of $685,000 for consent fees in the solicitation. Following these transactions, $2.4 million principal amount of Valcor Senior Notes remains outstanding. Funds for these repurchases of Valcor Senior Notes were provided primarily from the proceeds from the disposition of Medite and Sybra. The remaining after-tax proceeds from such dispositions, net of repayments of Medite's and Sybra's bank debt, are available for Valhi's general corporate purposes.

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

     In March 1997, the Company entered into a $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists ($10 million outstanding at September 30, 1997) bear interest at prime plus 1% and are due no later than December 31, 1998. In October 1997, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest to 58%. See Note 9 to the Consolidated Financial Statements.

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

     The Company routinely evaluates acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies. In this regard, the Indentures governing the publicly-traded debt of NL contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1996 Annual Report and prior 1997 quarterly periodic reports for descriptions of certain legal proceedings.

     In October 1997, oral arguments upon remand were heard in the previously-reported Alan Russell Kahn v. Tremont Corporation, et al. The judge has requested additional testimony, which is currently expected to be presented in January 1998.

     Discovery has been completed in the previously-reported Frank D. Seinfeld
v. Harold C. Simmons et al. The trial docket setting of November 1997 has been vacated with a pretrial conference scheduled for December 1997.

     In September 1997, the jury in the previously-reported Midgard Corporation
v. Medite of New Mexico, Inc., et al. awarded damages to the plaintiff of approximately $1.6 million. Medite intends to appeal the ruling if its pending motions for a judgment notwithstanding the verdict and a new trial are denied.


     Trial in the previously-reported Medite Corporation v. Public Services Company of New Mexico is currently expected to begin in the spring of 1998.

     Wright v. Lead Industries, et al., (Nos. 94 363042 and 363043). In October 1997, the Maryland court of appeals affirmed the previously-reported summary judgment in defendants' favor. The time in which plaintiffs' may seek to review the court of appeals decision has not yet expired.

     Gates v. American Cyanamid Co., et al., (No. I1996-2114). In October 1997, plaintiffs indicated that they intend to dismiss this case with prejudice as to all defendants.

     Ritchie v. NL Industries, et al., (No. 5:96-CV-166). In August 1997, plaintiffs dismissed the complaint with prejudice against all defendants.

     Gould v. NL Industries, Inc., (No. 91-1091) ("Gould Superfund Site," Portland, Oregon). The U.S. EPA, NL and other PRPs are negotiating the terms of a consent decree to perform the remedial action selected in the amended record of decision. Trial in the action for contribution among the PRPs, previously set for September 1997, has been rescheduled for January 1998.

     Granite City Superfund Site. In September 1997, the U.S. EPA informed NL that the past and future cleanup costs are estimated to total approximately $63.5 million.

     Cherokee County Sites. In August 1997, the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated that the selected remedy will cost approximately $7.1 million.

     State of Illinois vs. NL Industries. Inc. et al., (No. 88-CH-11618). In August 1997, the trial court dismissed the case. The State has filed a notice of appeal.

     Flacke v. NL Industries, Inc., (No. 1842-80). The case has been settled within previously-accrued amounts.

     Rhodes, et al. v. ACF Industries, Inc., et al., (No. 95-C-261). An agreement in principle has been reached settling this matter, with NL being indemnified by another party.

     At the DOE's request, Waste Control Specialists previously submitted a proposal to the DOE for the disposal at its West Texas facility of DOE-generated low-level and mixed radioactive wastes. Currently, the DOE only has one off-site source for disposal of such wastes at a competitor's facility in Utah. After several months of discussions, the DOE rejected Waste Control Specialists's proposal. Waste Control Specialists believed the DOE acted arbitrarily and capriciously and not in accordance with applicable law when it rejected such proposal, and in response filed a lawsuit in federal court against the DOE (Waste Control Specialists LLC v. United States Department of Energy, et al., U.S. District Court for the Northern District of Texas, Civil Action No. 7-97CV-202-X). The complaint seeks, among other things, (i) a preliminary injunction to enjoin the DOE during the pendency of the proceedings from refusing to accept any bid by Waste Control Specialists or to award any contract to Waste Control Specialists for the disposal of DOE-generated low-level and mixed radioactive wastes on the grounds that Waste Control Specialists is not legally authorized to receive such wastes, (ii) a declatory judgment that Waste Control Specialists's proposal is authorized by applicable law and (iii) a remand of Waste Control Specialists's proposal back to the DOE for the DOE's reconsideration. In October 1997, the court granted plaintiff a preliminary injunction against the defendants which, among other things, stipulates that during the pendency of the proceedings the DOE is enjoined from denying any bid from Waste Control Specialists or from awarding any contract to Waste Control Specialists for the disposal of DOE-generated low-level and mixed radioactive waste on the grounds that (i) Waste Control Specialists is not or cannot be licensed by the state of Texas for the disposal of such wastes or (ii) Waste Control Specialists is not licensed by the Nuclear Regulatory Commission for the disposal of such wastes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

         27.1 - Financial Data Schedule for the nine-month period ended September 30, 1997.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1997.

        July 24, 1997   - Reported Items 5 and 7.
        August 6, 1997  - Reported Items 5 and 7.
        August 29, 1997 - Reported Items 5 and 7.
        September 4, 1997  - Reported Items 5 and 7.
        September 10, 1997 - Reported Items 5 and 7.
        September 19, 1997 - Reported Items 5 and 7.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VALHI, INC.

                                          (Registrant)



Date   November 5, 1997           By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President,
                                     Principal Financial Officer)



Date   November 5, 1997           By /s/ Gregory M. Swalwell

                                     Gregory M. Swalwell
                                     (Controller,
                                     Principal Accounting Officer)