Form 10-K405
period 1997-12-31
VALHI INC /DE/
filed 1998-03-20
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
X
1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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


     Common stock                     New York Stock Exchange
     ($.01 par value per share)       Pacific Stock Exchange
     9.25% Liquid Yield Option        New York Stock Exchange
Notes,
     due October 20, 2007

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          None.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
             X
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X   NO


AS OF FEBRUARY 28, 1998, 114,633,114 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 8.6 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $82.9 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                              [INSIDE FRONT COVER]

     A chart showing (i) Valhi's 57% ownership of NL Industries, Inc., (ii) Valhi's 62% ownership of CompX International Inc. and (iii) Valhi's 58% ownership of Waste Control Specialists LLC.

                                     PART I

ITEM 1.   BUSINESS

     Valhi, Inc. (NYSE: VHI), based in Dallas, Texas, has continuing operations through majority-owned subsidiaries in the chemicals, component products and waste management industries. Information regarding the Company's business segments and the operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in
Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.


Chemicals                       NL is the world's fourth-largest
  NL Industries, Inc.           producer of titanium dioxide
                                pigments ("TiO2"), which are used
                                for imparting whiteness,
                                brightness and opacity to a wide
                                range of products including
                                paints, plastics, paper, fibers
                                and other "quality-of-life"
                                products.  NL had an estimated 12%
                                share of worldwide TiO2 sales
                                volume in 1997.  NL has production
                                facilities throughout Europe and
                                North America.

Component Products              CompX is a leading manufacturer of
  CompX International Inc.      ergonomic computer support
                                systems, precision ball bearing
                                slides and medium-security
                                mechanical locks for office

                                furniture and a variety of other
                                markets.

Waste Management                Waste Control Specialists, formed
  Waste Control Specialists     in 1995, commenced operations for
LLC                             the processing, treatment, storage
                                and disposal of hazardous and
                                toxic wastes at its West Texas
                                facility in early 1997.  Waste
                                Control Specialists is also
                                seeking authorizations for, among
                                other things, the processing,
                                treatment, storage and disposal of
                                low-level and mixed radioactive
                                wastes.


     Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and The Amalgamated Sugar Company. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board, President and Chief Executive Officer of Contran and Valhi and may be deemed to control such companies.

     Discontinued operations consist of the Company's former building products and fast food operations. See Note 18 to the Consolidated Financial Statements. In early 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers. See Note 19 to the Consolidated Financial Statements. In January 1998, NL sold its specialty chemicals business unit. See Note 20 to the Consolidated Financial Statements. In March 1998, CompX (i) acquired a lock competitor and
(ii) issued approximately 6 million shares of its common stock in an initial public offering, thereby reducing the Company's ownership in CompX to 62%. See
Note 20 to the Consolidated Financial Statements.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, statements found in this
Item 1 - "Business," Item 3 - "Legal Proceedings," and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation and other risks and uncertainties discussed elsewhere herein in this Annual Report, including, without limitation, the sections referenced above.

CHEMICALS - NL INDUSTRIES, INC.

     NL Industries (NYSE: NL) is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fourth-largest TiO2 producer, with an estimated 12% share of worldwide TiO2 sales volume in 1997. Approximately one-half of Kronos' 1997 sales volume was in Europe, where Kronos is the second-largest producer of TiO2. In January 1998, NL sold its smaller specialty chemicals business unit. See Note 20 to the Consolidated Financial Statements. In 1997, Ti02 accounted for 85% of NL's net sales and specialty chemicals accounted for 15%.

     NL's objective is to maximize its total shareholder returns by (i) focusing on continued cost control, (ii) acquiring additional Ti02 production capacity,
(iii) investing in certain cost effective debottlenecking projects which also increase TiO2 production capacity and productivity and (iv) reducing outstanding debt.

     Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Following an upturn in TiO2 prices that began in the third quarter of 1993, NL's average TiO2 selling prices declined during the last half of 1995, which decline continued during 1996 and into early in 1997. Beginning in the second quarter of 1997, NL's average TiO2 selling prices began to increase. At the end of 1997, NL's average TiO2 selling prices were 12% higher than year-end

1996. NL expects TiO2 selling prices will continue to increase during 1998 as the impact of announced price increases take effect. Industry-wide demand for TiO2 grew in 1997, and Kronos set a record for TiO2 sales volume for the second consecutive year. Kronos' record 1997 sales volume was about 10% higher than the previous record set in 1996 (1996 was 6% higher than 1995 sales volume). NL's expectations as to the future prospects of the TiO2 industry and prices are based on a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advancements. If actual developments differ from NL's expectations, NL and the TiO2 industry's future performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales volume and an estimated 13% share of North American TiO2 sales volume. Consumption per capita in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. A significant region for TiO2 consumption could emerge in Eastern Europe, the Far East and China if the economies in these countries develop to the point where quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern European.

     NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.


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

     Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, about one-half of Kronos' 1997 TiO2 sales were to Europe, with 36% attributable to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below), and the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process.
Approximately two-thirds of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride process pigments are generally preferred in certain segments of the coatings and plastics applications, and sulfate process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has increased relative to sulfate process pigments in the past few years, and chloride process production facilities in 1997 represented almost 60% of worldwide industry capacity.

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

     Kronos' TiO2 production in 1997 was a record 408,000 metric tons, compared to 373,000 metric tons in 1996 and 393,000 metric tons in 1995. Kronos reduced its production rates in early 1996 in response to softening demand and its high inventory levels at the end of 1995. As demand increased during 1996 and 1997 and inventories declined, Kronos' production rates were increased to near full capacity in late 1996 and during 1997. Following the substantial completion in 1997 of a debottlenecking project at the Leverkusen, Germany facility, Kronos believes its current annual attainable production capacity is now approximately 420,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant.


     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa) under a long-term supply contract expiring in 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia) under a long-term supply contract that also expires in 2000. Raw materials purchased under these contracts are expected to meet Kronos' chloride feedstock requirements over the next several years. NL does not expect to encounter difficulties in obtaining extensions to existing long-term supply contracts prior to the expiration dates of the contracts.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate process pigment plants in 1997. Kronos also purchases sulfate grade slag from Q.I.T. Fer et Titane Inc. under a long-term supply contract which expires in 2002.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not anticipate experiencing any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries where NL purchases its raw material supplies could adversely affect the availability of such feedstock.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("ICI"), each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide pursuant to separate offtake agreements. ICI has agreed to sell Tioxide's non-North American operations to E.I. du Pont de Nemours & Co. ("DuPont"), subject to regulatory approval. ICI has announced it intends to sell Tioxide's remaining North American operations, including Tioxide's 50% interest in the joint venture, in a separate transaction. NL has advised ICI of its interest in acquiring the other 50% of the joint venture.

     A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

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

     Competition. The TiO2 industry is highly competitive. During the early 1990's, TiO2 supply exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980's, had a negative impact during the subsequent downturn. During 1994 and the first half of 1995, strong growth in demand improved industry capacity utilization and resulted in increases in worldwide TiO2 prices. Kronos believes that the increased demand during such period was partially due to customers stocking inventories. In the second half of 1995 and first half of 1996, customers reduced inventory levels, which reduced industry-wide demand. Demand improved during the second half of 1996 and throughout 1997, and NL's average TiO2 selling prices increased during the last three quarters of 1997. Additional Ti02 price increases have been announced by most major Ti02 producers, including Kronos, that are expected to be implemented during the first half of 1998. Consequently, NL expects TiO2 prices will continue to increase in 1998. No assurance can be given that price trends will conform to NL's expectations.

     Worldwide capacity additions in the TiO2 market resulting from construction of grassroot plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience) for, among other things, planning, obtaining environmental approvals and construction. No grassroot plants have been announced, but industry capacity can be expected to increase as Kronos and its competitors complete debottlenecking projects at existing facilities. Based on factors described under "TiO2 products and operations" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1997, Kronos had an estimated 12% share of worldwide TiO2 sales volume, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

     Kronos' principal competitors are DuPont; Tioxide; Millennium Chemicals, Inc.; Kemira Oy; Ishihara Sangyo Kaisha, Ltd; Bayer AG and Kerr-McGee Corporation. These seven competitors have estimated individual worldwide shares of TiO2 sales volume ranging from 4% to 23%, and an aggregate estimated 74% share of TiO2 sales volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor. DuPont has a transaction pending, described above, in which Du Pont would acquire all of Tioxide's Ti02 business in Europe, Asia and Africa, which transaction is expected to be completed in early 1998, subject to regulatory approval. In January 1998 Kerr-McGee announced an agreement to acquire approximately 80% of the European Ti02 business of Bayer.

     Research and development. Kronos' expenditures for research and development and certain technical support programs have averaged approximately $8 million during the past three years. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     Patents and trademarks. Patents held for products and production processes are believed to be important to NL and to the continuing business activities of Kronos. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. NL's major trademarks, including Kronos and Titanox, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

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

     Employees. As of December 31, 1997, NL employed approximately 2,600 persons (excluding employees of Rheox and the Louisiana joint venture), with 100 employees in the United States and 2,500 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are satisfactory.

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

     NL's U.S. manufacturing operations (currently conducted through its Ti02 joint venture) are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that the Louisiana Ti02 plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany and Belgium, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European environmental authorities and with an EU directive to control the effluents produced by TiO2 production facilities.


     NL has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. After December 1998, and only under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant.

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos has completed the installation of off-gas desulfurization systems at its Norwegian and German plants at a cost of approximately $30 million. The Louisiana manufacturing joint venture installed a $16 million off-gas desulfurization system, and Kronos completed an $11 million wastewater treatment chemical purification project at its Leverkusen, Germany facility in 1996.

     NL's capital expenditures related to its ongoing environmental protection and compliance programs, including those described above, are currently expected to approximate $5 million in each of 1998 and 1999.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     CompX (NYSE: CIX) is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and medium-security mechanical locks for office furniture and a variety of other applications. CompX's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to CompX's customers. CompX believes that, in the North American market, it is among the largest producers of ergonomic computer support systems for office furniture manufacturers, among the largest producers of precision ball bearing slides and among the largest producers of medium-security cabinet locks. In 1997, ergonomic computer support systems, precision ball bearing slides and medium-security mechanical locks accounted for approximately 34%, 39% and 26% of net sales, respectively.

     In March 1998, CompX completed the acquisition of a vertically-integrated manufacturer of highly engineered mechanical locks located in Illinois. Under the terms of the agreement, CompX acquired (i) all of the outstanding stock of Fort Lock Corporation, (ii) the net assets of Fortronics, Inc., an affiliate of Fort Lock Corporation and (iii) Fort Lock Corporation's manufacturing building owned by a shareholder of Fort Lock Corporation, all for aggregate cost consideration of approximately $32.9 million (collectively the "Fort Lock Acquisition"). See "Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Strategy. CompX's strategy is to continue to develop specialty, patented products focused on niche segments of the medium- to high-end of the office furniture and lock markets and to continue to search for synergistic acquisitions or product licensing to expand its product and customer base and expand established market positions.

     Products, product design and development. CompX's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components Limited name, and medium-security cabinet locks are sold under the National Cabinet Lock name. CompX believes that its brand names are well recognized in the industry.

     Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to office desks to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. Precision ball bearing slides are used in such applications as file cabinets, desk drawers, tool storage cabinets and electromechanical imaging equipment. These include CompX's Integrated Slide Lock drawer slides in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which provides heavily-filled drawers, such as auto mechanic tool boxes, less risk of opening while in movement. Cabinet locks are used in applications such as vending machines, computer, gaming machines, parking meters, electrical circuit panels and transportation equipment as well as office and institutional furniture.

     CompX believes its ability to provide customized engineering to respond to specific customer application requirements provides it a competitive advantage, especially in middle- to high-end applications. A dedicated and knowledgeable engineering and marketing staff continually collaborates with CompX's customers to identify and solve production and marketing issues. CompX's commitment to precision design and engineering to specific customer tolerances is a key element to its ability to serve effectively the niche markets for its products. CompX has 25 full time engineers on staff and expends approximately $3 million annually for product engineering, design and development to enhance and expand product capabilities.

     Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a specialized sales force. The majority of CompX's sales is to OEMs, while the balance represents standardized products sold through distribution channels.

     Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturer's representatives. Manufacturers' representatives are selected based on special skills in certain markets or with current or potential customers. Cabinet locks are sold by a separate network of company-employed salespeople and manufacturers' representatives as well as factory-based national account managers.

     A significant portion of the CompX's cabinet lock sales and a growing portion of ergonomic computer support systems and precision ball bearing slides sales are made through hardware component distributors. CompX also has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides.
Since their addition to CompX's distributor product line in 1992, sales of these products to the distributor market have grown to represent approximately 10% of combined ergonomic computer support systems and precision ball bearing slides net sales to the United States.

     To afford a competitive advantage to CompX as well as to customers, ergonomic computer support system and precision ball bearing slides are delivered primarily by means of a company-owned tractor/trailer fleet. This satellite-monitored fleet improves the timely and economic delivery of products to customers. Another important economic advantage to CompX's customers of an in-house trucking fleet is that it allows the shipment of many products in returnable metal baskets (in lieu of corrugated paper cartons), which avoids both the environmental and economic burden of disposal.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. The ten largest customers accounted for about one-third of component products sales in each of the past three years, with the largest customer less than 10% in each year.

     Manufacturing and operations. CompX owns and operates three manufacturing facilities in North America (two in Kirchener, Ontario, Canada and one in Mauldin, South Carolina). Ergonomic products and precision ball bearing slides are manufactured in the two Canadian facilities, and cabinet locks are manufactured in the South Carolina facility. CompX also leases a small distribution center in California. One of the Canadian facilities and the South Carolina facility are ISO-9001 registered. ISO-9001 registration of the other Canadian facility is anticipated in 1998. The Company believes that all its facilities are well maintained and satisfactory for their intended purposes.

     Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of medium-security cabinet locks. These raw materials are purchased from several suppliers and readily available from numerous sources.

     CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. CompX currently anticipates entering into such arrangements for zinc, coiled steel and plastic resins for 1998 and does not anticipate significant changes in cost of these materials from their current levels. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices and consequently overall operating margins can be affected by such raw material cost pressures.

     Competition and customer base. The office furniture and cabinet lock markets are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price (primarily in the middle and budget segments), on-time delivery and service and technical support. CompX focuses its efforts on the middle- and high-end segments of the market, where product design, quality and durability are placed at a premium. The cabinet lock market is highly fragmented with a number of small- to medium-sized manufacturers that supply the market.

     Ergonomic computer support systems and precision ball bearing slides are sold primarily to the office furniture manufacturing industry. Approximately 30% of cabinet lock sales are made through CompX's Stock Locks distribution program, a program believed to offer a competitive advantage because delivery is generally made within 48 hours. Most remaining cabinet lock sales are made through OEMs.

     Major competitors include Weber Knapp (ergonomic computer support systems), Accuride and Knape & Vogt (precision ball bearing slides) and Chicago Lock and Hudson Lock (cabinet locks). CompX also competes with a variety of relatively small cabinet lock competitors, which makes significant price increases difficult. Certain of CompX's competitors may have greater financial, marketing, manufacturing and technical resources than those of CompX. Although CompX believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS, Waterloo Furniture Components Limited and Fort Lock Corp., which CompX believes are well recognized in the component products industry.

     Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future such laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's results of operations, financial condition or liquidity.

     Employees. As of December 31, 1997, CompX employed approximately 950 employees, including 270 in the United States and 680 in Canada. Approximately 80% of CompX's employees in Canada are represented by the United Steel Workers of America labor union. CompX's collective bargaining agreement with such union expires in January 2000. CompX believes that its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     Waste Control Specialists LLC, formed in November 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first wastes were received for disposal in February 1997.

Valhi initially contributed $25 million to Waste Control Specialists at various dates through early 1997 for a 50% membership interest, which funds were used primarily to fund construction of the facility. The other owner (an entity controlled by the Chief Executive Officer of Waste Control Specialists) contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. In October 1997, Valhi contributed an additional $10 million to Waste Control Specialists' equity, thereby increasing its membership interest to 58%.

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

     In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed radioactive wastes. The current provisions of the license enable Waste Control Specialists to accept such wastes for treatment and storage primarily from the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in February 1998. Waste Control Specialists has also been issued a permit by the TNRCC to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed radioactive wastes. Waste Control Specialists is also seeking additional authorizations to accept wastes regulated under various other environmental laws and regulations, including seeking authorization for the disposal of low-level and mixed radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338 acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists has approximately 100,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which each condominium cell is dedicated to an individual customer's waste materials. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained.

     The 1,338 acre facility site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote.

     While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and dioxin wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. The

Company policy is to conduct these operations in compliance with the current RCRA and TSCA permits. Treatment operations involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment uses a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment operations may involve technology which Waste Control Specialists may acquire or license from third parties.

     Once treated and stabilized, wastes are either (i) placed in the landfill disposal site, (ii) stored onsite in drums or other specialized containers or
(iii) shipped to third-party facilities for final disposition. Only wastes which meet certain specified regulatory requirements can be placed in the landfill for disposal, which landfill is fully-lined and includes a leachate collection system.

     Waste Control Specialists takes delivery of wastes collected from customers and transported on behalf of customers, via rail or highway, by independent contractors to the West Texas site. Such transportation is subject to regulations governing the transportation of hazardous wastes issued by the U.S. Department of Transportation. Waste Control Specialists also leases a facility in Wichita Falls, Texas, which can be used as a transfer station in routing wastes to the West Texas facility.

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

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500-mile radius can be handled via rail lines. Waste Control Specialists employs a salesforce to market its services to potential customers. The DOE could become a significant customer if Waste Control Specialists is successful in obtaining, in addition to the current permits for treatment and storage, permits for the disposal of low-level and mixed radioactive waste.

     Waste Control Specialists also intends to enter into partnership or other joint venture arrangements with other entities in the waste management industry to assist Waste Control Specialists in research and development and other aspects of customer service.

     Competition. The hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. Consequently, Waste Control Specialists believes its long-term future potential in the waste management industry is significantly dependent upon its ability to obtain permits for low-level and mixed radioactive wastes.

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

     Employees. At December 31, 1997, Waste Control Specialists employed approximately 50 persons.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations and liquidity, especially because Waste Control Specialists owns only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of a facility or operating restrictions. Waste Control Specialists' ten-year RCRA and TSCA permits expire in 2004, although such permits are subject to renewal if Waste Control Specialists is in compliance with the required operating provisions of the permits.

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

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 17 to the Consolidated Financial Statements under the captions "Legal proceedings -- lead pigment litigation and -- Environmental matters and litigation" is incorporated herein by reference.

     Discontinued operations. See Note 18 to the Consolidated Financial Statements.

     Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future. Nee Notes 16 and 20 to the Consolidated Financial Statements.

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

ITEM 3.   LEGAL PROCEEDINGS


     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 17 to the Consolidated Financial Statements under the caption "Legal proceedings -- Other litigation," which information is incorporated herein by reference.

     Lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plantiffs to prove that the defendant's product resulted in the alleged damage. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-

based paint litigation is without merit. Liability, if any, that may result is not currently reasonably capable of estimation.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remained pending (Hall v. HANO, et al., No. 89-3552, and Allen v. HANO, et al., No. 89-427, Civil District Court for the Parish of Orleans, State of Louisiana), both of which have been inactive since 1992.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, the plaintiffs appealed, and in June 1996 the appeals court reversed the trial court's dismissal of the restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the remaining fraud claim was denied in August 1995, which denial was affirmed by the Appellate Division of the Supreme Court in July 1997. In February 1996, the court denied the defendants motion for summary judgment on the basis that the fraud claim was time-barred, and defendants have appealed. Discovery is proceeding.

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

     In January 1995, NL was served with complaints in Wright (Alvin) and Wright (Allen) v. Lead Industries, et. al., (Nos. 94-363042 and 363043), Circuit Court, Baltimore City, Maryland. Plaintiffs are two brothers (one deceased) who allege injuries due to exposure to lead pigment. The complaints, as amended in April 1995, seek more than $100 million in compensatory and punitive damages for alleged strict liability, negligence, conspiracy, fraud and unfair and deceptive trade practices claims. In July 1995, the trial court granted, in part, the defendants' motion to dismiss, and dismissed the plaintiffs' fraud and unfair and deceptive trade practices claims. In June 1996 the trial court granted defendants' motion for summary judgment on plaintiffs' conspiracy claim, and dismissed NL and certain other defendants from the cases. The court granted summary judgment in favor of the remaining defendants in September 1996, the plaintiffs appealed as to all defendants, and in October 1997 the Maryland Court of Appeals affirmed the summary judgment ruling in defendants' favor.
Plaintiffs did not seek further review of the dismissal of the conspiracy claims against NL and other defendants. Plaintiffs' request for review of the affirmance of the dismissal of the remaining defendants was denied by the Maryland Court of Appeals in February 1998.

     In January 1996, NL was served with a complaint on behalf of individual intervenors in German, et al. v. Federal Home Loan Mortgage Corp., et. al. (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941
(RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996, NL and the other defendants filed motions to dismiss the intervenors complaint. In May 1997, plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997, the court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords.

     In April 1996, NL was served with a complaint filed in New York state court which seeks compensatory and punitive damages for personal injury purportedly caused by lead paint and alleges causes of action against NL and other former lead pigment manufacturers and the LIA for negligence, strict products liability, fraud, concert of action, civil conspiracy, enterprise liability, market share liability and alternative liability (Gates v. American Cyanamid Co., et al. - I1996-2114). The complaint also asserts causes of action against the landlords of the apartments in which plaintiff has lived since 1977. In July 1996, NL filed an answer denying plaintiff's allegations of wrongdoing and liability. In November 1997, plaintiffs dismissed this case with prejudice as to all defendants.

     In April 1997, NL was served with a complaint in Parker v. NL Industries, Inc., et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims on negligence, strict liability and fraud for plaintiff's alleged ingestion of lead paint as a child. In May 1997, NL removed the case to federal court. In June 1997, plaintiff moved to remand to state court and NL answered the complaint, denying liability. In February 1998, the Court dismissed the fraud claim. Trial is scheduled to begin in July 1998.

     In January 1998, NL was served with an amended complaint in Adams v. NL Industries, Inc., et al., (No. A9701785), Court of Common Pleas, Hamilton County, Ohio, alleging injury to a minor arising out of exposure to lead and seeking compensatory and punitive damages from NL and other former manufacturers of lead products and the LIA based on claims of negligence, strict liability, breach of warranty, failure to warn and nuisance. The amended complaint also asserts various claims against plaintiff's landlord. In February 1998, NL filed a motion to dismiss the action of procedural grounds. In March 1998, plaintiffs informed the Court that they intend to dismiss the complaint.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey).  The action relating to lead pigment litigation defense costs, filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court made its decision applying New Jersey law; the Court of Appeals concluded that New York law, and not New Jersey law, applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which are the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which NL was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. In June 1997, NL reached a settlement in principle regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended their policies contained unique pollution exclusion language, and certain summary judgment motions regarding policy periods, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than ruling to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

     Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, many of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable.

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1997, NL had accrued $135 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. In the first quarter of 1997, NL's accrual was increased to include legal fees and other costs of managing and monitoring certain environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1. See Note 17 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not comply with the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and not in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. NL is presently challenging portions of the U.S. EPA's selection of the remedy. In September 1997, the U.S. EPA informed NL that the past and future cleanup costs were estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs.

     At the Pedricktown, New Jersey lead smelter formerly owned by NL, the U.S. EPA has divided the site into two operable units. Operable unit one covers contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial phase of operable unit one. In January 1998, NL and the other PRPs were informed that U.S. EPA would begin negotiations in 1998 with respect to performance of the remedial action phase of operable unit one. In addition, the U.S. EPA has indicated that it has incurred approximately $6.2 million in past costs. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

     Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and other PRPs to cease performing most aspects of the selected remedy. In May 1997, the U.S. EPA issued an Amended Records of Decision ("ARDs") for the soils operable unit changing portions of the remedy. The ARDs require construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998, NL and the other defendants reached an agreement in principle to settle the litigation pursuant to which NL agreed to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

     NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former NL subsidiary mined at the Baxter Springs subsite, where it is the largest viable

PRP.  In August 1997, the U.S. EPA issued its record of decision for the Baxter
Springs and Treece subsites.   The U.S. EPA has estimated the selected remedy
will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In addition, in March 1998 the U.S. EPA notified NL that it may be a PRP in three additional subsites in Cherokee County.

     In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of a former NL facility in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In October 1992, the Supreme Court of Illinois reversed the Appellate Division, which had affirmed the trial court's earlier dismissal of the complaint, and remanded the case for further proceedings. In December 1993, the trial court denied the State's petition to reinstate the complaint, and dismissed the case with prejudice. In November 1996, the appeals court reversed the dismissal. In August 1997, the trial court dismissed the case and the state has appealed. The U.S. EPA has issued an order to NL to perform a removal action at the site, and NL is complying with the order.

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of NL. Plaintiffs appealed, and in September 1996 the Superior Court of Pennsylvania affirmed the jury verdict in favor of NL. In December 1996, plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court. Plaintiff's petition was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc., Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     In July 1991, a complaint was filed in the United States District Court for the Central District of California, United States of America v. Peter Gull and NL Industries, Inc., Civ. No. 91-4098, seeking recovery of $2 million in costs incurred by the United States in response to the alleged release of hazardous substances into the environment from a facility located in Norco, California, treble damages and $1.75 million in penalties for NL's alleged failure to comply with the U.S. EPA's administrative order No. 88-13. The order, which alleged that NL arranged for the treatment or disposal of materials at the Norco site, directed the immediate removal of hazardous substances from the site. NL carried out a portion of the remedy at the Norco site, but did not complete the ordered activities because it believed they were in conflict with California law. The court ruled that NL was liable for approximately $2.7 million in response costs plus approximately $3.6 million in penalties for failure to comply with the administrative order. In April 1994, the court entered final judgment in this matter directing NL to pay $6.3 million plus interest. Both NL and the government have appealed. In February 1998, the parties reached an agreement in principle to settle the matter within previously-accrued amounts.

     At a municipal and industrial waste disposal site in Batavia, New York, NL and 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs to date are approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs (including NL), entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply), with the exception of annual operation and maintenance. The U.S. EPA has also demanded approximately $.9 million in past costs from the PRPs.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     In addition to amounts accrued by NL for environmental matters, at December 31, 1997, the Company also had approximately $5 million accrued for the estimated cost to complete environmental remediation efforts at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $40 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such non-NL former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 1998, there were approximately 5,000 holders of record of Valhi common stock. The following table sets forth the high and low sales prices for Valhi common stock for the years indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 27, 1998 the closing price of Valhi common stock according to the NYSE Composite Tape was $9.63.

                                                       DIVIDENDS
                                       HIGH     LOW       PAID

Year ended December 31, 1996

  First Quarter                      $ 7 3/4   $6 1/8     $.05
  Second Quarter                       7 3/8    5 7/8      .05
  Third Quarter                        7        6          .05
  Fourth Quarter                       6 5/8    5 7/8      .05

Year ended December 31, 1997

  First Quarter                      $ 8 1/4   $6 3/8     $.05
  Second Quarter                       8 3/4    8 1/8      .05
  Third Quarter                        9 1/8    8 3/16     .05
  Fourth Quarter                      11 1/16   9 1/16     .05



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

                                 YEARS ENDED DECEMBER 31,

                                 1993      1994      1995

                              (IN MILLIONS, EXCEPT PER SHARE
                                           DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals                 $   -     $  -      $1,023.9
    Component products            64.4      70.0      80.2


                              $   64.4  $   70.0  $1,104.1



  Operating income:
    Chemicals                 $   -     $  -      $  178.5
    Component products            17.5      20.9      19.9


                              $   17.5  $   20.9  $  198.4




  Equity in Waste Control                         $    (.5)
Specialists



  Equity in Amalgamated Sugar  $  19.6  $   13.9  $    8.9
Company



  Equity in NL prior to
consolidation:
    Operations                 $ (52.4) $  (25.1)
    Provision for market value   (84.0)    -
impairment

                               $(136.4) $  (25.1)




  Income (loss) from           $ (79.1) $   (3.0) $   54.9
continuing operations
  Discontinued operations         15.0     14.6      13.6
  Extraordinary items            (15.4)   -         -
  Cumulative effect of change
in                                  .4     -         -
   accounting principles

      Net income (loss)        $ (79.1) $   11.6  $   68.5




BASIC EARNINGS PER SHARE DATA:
  Income (loss) from           $  (.69) $   (.03) $    .48
continuing operations

  Net income (loss)            $  (.69) $    .10  $    .60

  Cash dividends               $   .05  $    .08  $    .12

  Weighted average common
shares                           114.1     114.3     114.4
   outstanding

BALANCE SHEET DATA (at year
end):
  Total assets                 $ 903.9  $2,480.7  $2,572.2
  Long-term debt                 302.5   1,086.7   1,084.3
  Stockholders' equity           207.5     198.4     274.3

[FN]

                                  YEARS ENDED DECEMBER 31,

                                     1996        1997

                                   (IN MILLIONS, EXCEPT
                                     PER SHARE DATA)
s>
TATEMENTS OF OPERATIONS DATA:
 Net sales:
   Chemicals                     $  986.1     $  984.4
   Component products                88.7        108.7


                                 $1,074.8     $1,093.1



 Operating income:
   Chemicals                     $   92.0     $  106.7
   Component products                22.1         28.3


                                 $  114.1     $  135.0




 Equity in Waste Control         $   (6.4)    $  (12.7)
Specialists



 Equity in Amalgamated Sugar     $   10.0
Company




 Equity in NL prior to
consolidation:
   Operations
   Provision for market value
impairment




 Income (loss) from continuing   $   -        $   27.1
operations
 Discontinued operations            42.0          33.6
 Extraordinary items               -              (4.3)
 Cumulative effect of change in
  accounting principles             -             -


     Net income (loss)           $   42.0     $   56.4




ASIC EARNINGS PER SHARE DATA:
 Income (loss) from continuing   $   -        $    .24
operations

 Net income (loss)               $    .37     $    .49

 Cash dividends                  $    .20     $    .20

 Weighted average common shares
  outstanding                      114.6         115.0

ALANCE SHEET DATA (at year end):
 Total assets                    $2,145.0     $2,178.1
 Long-term debt                    844.5       1,008.1
 Stockholders' equity              303.9         384.9

[FN]


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     The Company reported income from continuing operations of $27.1 million, or .24 per basic share, in 1997 compared to income from continuing operations of
$.1 million, or nil per basic share, in 1996. Contributing to the improvement in results in 1997 include (i) securities transaction gains of $48.9 million resulting primarily from the disposition of shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange such LYONs for the Dresser shares (see Notes 6 and 10 to the Consolidated Financial Statements) and (ii) higher operating income at NL Industries due in part to higher sales and production volumes for TiO2. The Company's results in 1997 also include a $30 million noncash pre-tax charge associated with the adoption of a new accounting standard regarding accounting for environmental remediation liabilities at NL. See Note 17 to the Consolidated Financial Statements.

     As discussed in Note 20 to the Consolidated Financial Statements, in January 1998 NL completed the disposition of its specialty chemicals business unit. The Company will report a gain on disposal of this business unit in the first quarter of 1998. Also as discussed in Note 20 to the Consolidated Financial Statements, in March 1998 CompX completed an initial public offering of shares of its common stock which reduced the Company's ownership interest in CompX to 62%. The Company will report a gain on reduction in interest in subsidiary in the first quarter of 1998. Due in part to these gains, the Company currently expects its income from continuing operations in 1998 will be higher than that of 1997.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in
Item 1 - "Business" and Item 3 - "Legal Proceedings" as well as in this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation and other risks and uncertainties as discussed elsewhere herein including, without limitation, the sections referenced above.


CHEMICALS

     Selling prices for TiO2, NL's principal product, were generally increasing during 1997. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations are conducted through Rheox. As discussed above, in January 1998 NL completed the disposition of its specialty chemicals business unit.


                     YEARS ENDED DECEMBER 31,       % CHANGE

                      1995     1996     1997   1995-19961996-1997

                           (IN MILLIONS)

Net sales:
  Kronos            $  894.1   $851.2   $837.2    - 5%     - 2%
  Rheox                129.8    134.9    147.2    + 4%     + 9%


                    $1,023.9   $986.1   $984.4    - 4%     - 0%



Operating income
(*):
  Kronos            $  141.6   $ 51.9   $ 63.7    -63%     +23%
  Rheox                 36.9     40.1     43.0    + 9%     + 7%


                    $  178.5   $ 92.0   $106.7    -48%     +16%



Operating income
 margins:
  Kronos                 16%      6%        8%
  Rheox                  28%     30%       29%

TiO2 data:
  Sales volume
   (thousands of
   metric tons)         366     388        427    + 6%     +10%
  Average price
   index
   (1983=100)           152     139        133    - 9%     - 4%

[FN]
(*)Operating income is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL, which adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $21 million annually as compared to amounts separately reported by NL (approximately $19 million related to TiO2 and approximately $2 million related to specialty chemicals).


     Kronos' operating income increased in 1997 compared to 1996 due primarily to the net effects of record TiO2 sales and production volumes, income resulting from refunds of German franchise taxes and slightly lower average TiO2 selling prices. While Kronos' average TiO2 selling prices, in billing currency terms, were 4% lower in 1997 compared to 1996, selling prices were generally increasing throughout the year, and selling prices at the end of 1997 were approximately 12% higher than at the end of 1996 and 7% higher than the average for 1997. Kronos' average Ti02 selling prices in the fourth quarter of 1997 were 10% higher than the fourth quarter of 1996 and 5% higher than the third quarter of 1997. NL expects further increases in TiO2 selling prices in 1998 as the impact of previously-announced price increases take effect. Kronos achieved record TiO2 sales volumes in 1997, reflecting continued strong demand, particularly in Europe, and Kronos' 1997 sales volumes increased 10% to a record 427,000 metric tons compared with the previous record TiO2 sales volume set in 1996. Approximately one-half of Kronos' 1997 TiO2 sales, by volume, were attributable to markets in Europe, with 36% attributable to North America and the balance to export markets (including 5% to Asian markets). Kronos' Ti02 production facilities were operating at full capacity in 1997.

     Kronos' operating income in 1997 includes income of $12.9 million related to refunds of German franchise taxes related to prior years, including interest. The German tax authorities were required to remit the refunds based on (i) recent German court decisions which resulted in a reduction of the base upon which the German franchise taxes were computed and (ii) prior agreements between Kronos and the German tax authorities regarding payment of disputed taxes. Kronos' operating income in 1997 also includes a $2.7 million gain from the disposal of certain surplus assets.

     Kronos' TiO2 operating income declined in 1996 compared with 1995 primarily due to lower average selling prices, partially offset by higher sales volume.
In billing currency terms, average TiO2 selling prices in 1996 were 9% lower than 1995. TiO2 selling prices began declining in the last half of 1995, and selling prices at the end of 1996 were 17% lower than at the end of 1995 and 8% below the average for 1996. While TiO2 prices declined in 1996, industry wide demand for TiO2 grew, as Kronos' TiO2 sales volume increased 6% in 1996 to a record 388,000 metric tons, with improved sales volumes worldwide. Sales volumes in the second half of 1996 were 16% higher than the same period in 1995. In response to softening demand in the first half of 1996 and its high inventory levels at the end of 1995, Kronos curtailed production rates in early 1996. As demand increased during the last half of 1996 and inventories returned to more-normal levels, Kronos' production rates were increased to near full capacity in late 1996 and the average capacity utilization was 95% for the year.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 133 in 1997 was 4% lower than the 1996 index of 139 (1996 was 9% lower than the 1995 index of 152). In comparison, the 1997 index was 24% below the 1990 price index of 175 and 5% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

     NL expects its TiO2 operating income and margins will continue to improve in 1998 compared to 1997 due in part to expected higher average selling prices, as the impact of announced price increases take effect. NL expects demand for TiO2 to increase in 1998, although NL's 1998 sales volume is expected to be slightly lower than 1997 as a result of Kronos' lower inventory levels at the beginning of the year. The continued growth in demand should result in improvement in average selling prices for TiO2 over the longer run.

     Rheox's sales and operating income increased in 1997 compared to 1996 due to higher sales and production volumes. Rheox's 1996 operating results include a $2.7 million gain related to the reduction of certain U.S. employee pension benefits.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway, the United Kingdom and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (67% in 1997), primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1997 sales by $58 million compared to 1996, and decreased 1996 sales by $14 million compared to 1995. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons has not been significant during the past three years.
COMPONENT PRODUCTS

                           YEARS ENDED DECEMBER        % CHANGE

                                 31,

                         1995     1996     1997    1995-96  1996-97

                             (IN MILLIONS)

Net sales                $80.2     $88.7    $108.7    +11%     +22%
Operating income          19.9      22.1      28.3    +11%     +28%

Operating income           25%       25%      26%
margin

     CompX reported new records for sales and operating income in each of the past three years. Sales and operating income increased in both 1997 and 1996 compared with the respective prior year due primarily to higher volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and cabinet locks). Both computer support systems and precision ball bearing slides reported new highs in sales for each of the past three years. Net sales of precision ball bearing slides increased 26% in 1997 compared with 1996, while sales of ergonomic computer support systems were up 24% and cabinet lock sales increased 16%. Also contributing to higher cabinet lock sales in 1997 were slightly higher average selling prices due to certain price increases instituted at the beginning of 1997. In 1996, sales of precision ball bearing slides increased 18% compared with 1995 and computer support systems sales increased 14%. Lock volumes from a government contract completed in early 1995 were only partially replaced, and consequently cabinet lock sales declined about 5% in 1996 compared with 1995.
     Operating income margins improved in 1997 due in part to the elimination of certain unprofitable or low-margin product lines acquired in 1995 (which product lines negatively impacted operating income margins in 1996) and increased sales of higher margin ergonomic computer support systems and precision ball bearing drawer slides. These improvements were partially offset by higher raw material prices, primarily steel. Beginning in August 1997 the Company's steel prices have increased approximately 4% per pound, resulting in an overall increase in the Company's steel raw material cost of approximately 2% in 1997 compared to 1996.

     In March 1998, concurrent with completion of the initial public offering of shares of its common stock, CompX awarded certain shares of its common stock to certain of its officers and directors. CompX will value such shares at the public offering price. CompX will recognize a $3.3 million pre-tax charge in the first quarter of 1998 related to the issuance of such shares.

     In March 1998, CompX completed the Fort Lock Acquisition. On a pro forma basis, assuming the Fort Lock Acquisition and the award of certain shares of CompX common stock to certain officers and directors of CompX discussed above had both occurred on January 1, 1997, CompX's net sales in 1997 would have been $137.9 million, and its operating income in 1997 would have been $28.2 million.

    About three-fourths of CompX's net sales are generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate affect operating results. Since U.S. dollar/Canadian dollar exchange rates have not fluctuated significantly since 1993, the impact on operating income of fluctuations in the value of the U.S. dollar relative to the Canadian dollar since 1993 has not been material.
WASTE MANAGEMENT

     Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported losses of $.5 million during the last two months of 1995, $6.4 million in 1996 and $12.7 million in 1997. Waste Control Specialists commenced operations in February 1997, and net sales in 1997 were approximately $3.4 million. Waste Control Specialists' loss was higher in 1997 compared to 1996 due principally to start-up expenses associated with its new facility for the treatment, storage and disposal of hazardous and toxic wastes, as well as larger expenditures in conjunction with its on-going pursuit of permits for the treatment, storage and disposal of low-level and mixed radioactive wastes.

     Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment in Waste Control Specialists after which earnings are generally split in accordance with the membership interest ratios. The liabilities assumed by Waste Control Specialists exceeded the carrying value of the assets contributed by the other owner by approximately $3 million. Accordingly, all of Waste Control Specialists' income or loss will accrue to Valhi until Waste Control Specialists reports positive equity attributable to the other owner.

     In November 1997, Waste Control Specialists was issued a license by the TDH for the treatment and storage (but not disposal) of low-level and mixed radioactive wastes. The current provisions of the license generally enable Waste Control Specialists to accept low-level and mixed radioactive wastes for treatment and storage primarily from the DOE and other governmental agencies. Waste Control Specialists accepted its first shipments of such wastes in February 1998. See also Note 17 to the Consolidated Financial Statements.

GENERAL CORPORATE AND OTHER ITEMS
     General corporate. Securities earnings increased in 1997 due to distributions received from The Amalgamated Sugar Company LLC, which are reported as dividend income, as well as a higher level of funds available for investment, including interest income earned on debt financing Valhi provided to Snake River Sugar Company and Snake River Farms II in early 1997 and funds generated from the disposal of discontinued operations. See Notes 18 and 19 to the Consolidated Financial Statements. Securities earnings in 1997 also include aggregate securities transaction gains of $46.3 million related to the disposition of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Dresser shares. See Notes 6 and 10 to the Consolidated Financial Statements. Any additional exchanges in 1998 or beyond would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 1998, the Company currently expects securities earnings in 1998 to be lower than in 1997.

     Net general corporate expenses increased in 1997 due primarily to NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See Note 17 to the Consolidated Financial Statements. Net general corporate expenses in 1997 also include $1.5 million of expenses related to the Amalgamated Sugar Company LLC/Snake River Sugar Company transactions. Net general corporate expenses in 1996 were lower than in 1995 due primarily to lower provisions for environmental remediation costs as well as the effect of a $2.8 million litigation settlement gain and a $2.3 million gain on disposition of a surplus grain facility in 1996. Because NL's $30 million pre-tax charge constitutes about one-half of the Company's aggregate net general corporate expenses in 1997, the Company currently expects net general corporate expenses in 1998 will be lower than in 1997.

     Interest expense. Interest expense increased in 1997 compared to 1996 due primarily to Valhi's $250 million in loans from Snake River Sugar Company. See
Note 10 to the Consolidated Financial Statements. Interest expense declined in 1996 compared to 1995 due primarily to lower average variable interest rates, principally NL's DM-denominated debt, partially offset by higher average levels of such debt. The Company currently expects interest expense will be lower in 1998 as compared to 1997 due primarily to a lower average level of outstanding indebtedness (primarily Valhi's LYONs, the Valcor Senior Notes and indebtedness related to NL's specialty chemicals operations which was repaid in January
1998).

     At December 31, 1997, approximately $761 million of consolidated indebtedness, principally publicly-traded debt, bears interest at fixed interest rates averaging 11%. The weighted average interest rate on $338 million of outstanding variable rate borrowings at December 31, 1997 was 6.8% compared to an average of 5.3% on outstanding variable rate borrowing at December 31, 1996 and 6.4% on outstanding variable rate borrowings at December 31, 1995. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1996 to December 31, 1997 due primarily to NL's January 1997 refinancing of certain indebtedness discussed below, in which NL refinanced Rheox's term loan and used the net cash proceeds, along with other available funds, to prepay a portion of Kronos' DM credit facility. The overall interest rate on the Rheox term loan is higher than the overall interest rate on the DM credit facility, and the DM LIBOR interest rate margin on outstanding borrowings under the DM credit facility was increased in conjunction with the January 1997 prepayment.

     NL has significant DM-denominated variable interest rate borrowings and, accordingly, NL's interest expense is also subject to currency fluctuations. Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs, and NL's 13% Discount Notes do not require periodic cash interest payments until April 1999. As a result, current cash interest expense payments are lower than accrual basis interest expense.

     Minority interest. Minority interest in earnings in 1996 consisted principally of NL dividends paid to stockholders other than Valhi. NL's Board of Directors suspended quarterly dividends in the fourth quarter of 1996. Because NL did not pay dividends in 1995 or 1997, all of NL's net income in such years accrued to Valhi for financial reporting purposes. Minority interest in earnings in 1995 and 1997 relates to certain partially-owned foreign subsidiaries of NL, certain of which minority interest was purchased by Rheox in early 1996. At December 31, 1997, NL separately reported a shareholders' deficit of approximately $222 million and, as a result, no minority interest in NL Industries is recorded in the Company's consolidated balance sheet. Until such time as NL reports positive shareholders' equity in its separate financial statements, all of NL's undistributed earnings accrues to the Company for financial reporting purposes. As a result of NL's sale of its specialty chemicals business unit in January 1998, NL expects to begin reporting positive stockholder's equity starting in the first quarter of 1998. Consequently, the Company expects to begin reporting minority interest in NL's earnings in 1998. Also, the Company will begin to report minority interest in CompX's earnings in 1998 as a result of the March 1998 public offering of shares of CompX's common stock which reduced the Company's ownership of CompX to 62%.

PROVISION FOR INCOME TAXES

     The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 14 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. As discussed in Note 19 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations in 1995 and 1996 are presented on the equity method. Amalgamated is a member of the consolidated U.S. tax group of which Valhi and Contran are members, and consequently the Company did not provide any incremental income taxes related to such earnings. Certain subsidiaries, including NL, are not members of the consolidated U.S. tax group and the Company does provide incremental income taxes on such earnings. Both of these factors impact the Company's overall effective tax rate.

     The provision for income taxes in 1995 includes net deferred income tax benefits resulting from changes in the U.S./Canada income tax treaty and the reduction of NL's deferred income tax valuation allowance to recognize the future benefit of certain tax credits. In 1996 and 1997, the geographic mix of pre-tax income included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. All of these factors also impacted the Company's overall effective tax rate. See Note 14 to the Consolidated Financial Statements.

EQUITY IN EARNINGS OF AMALGAMATED

     As discussed in Note 19 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations are presented on the equity method during 1995 and 1996. Amalgamated's sales, operating income and net earnings for each of such years are presented in Note 19 to the Consolidated Financial Statements. Beginning in 1997, the Company commenced reporting distributions received from The Amalgamated Sugar Company LLC as dividend income.

     Average sugar selling prices in 1996 were 6% higher than in 1995. Reflecting a smaller crop size, refined sugar sales volume in 1996 (15.9 million cwt) decreased 13% from the record levels of 1995. An increased extraction rate in 1996, in part due to the implementation of certain recently-completed productivity improvement capital projects, along with a higher sugar content of the beets resulted in a lower beet cost per hundredweight ("cwt") of sugar produced, lower aggregate sugar processing costs and improved FIFO-based earnings in 1996 compared to 1995.
     Sugarbeet purchase cost is the largest cost component of producing refined sugar and the price paid for sugarbeets is, under the terms of contracts with the sugarbeet growers, a function of the average selling price of Amalgamated's refined sugar. As a result, changes in sugar selling prices impact sugarbeet purchase costs as well as revenues and serve as a partial hedge against changing prices. However, the impact of related LIFO inventory adjustments can significantly affect operating income and margin comparisons relative to FIFO basis comparisons.


DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

     See Notes 18 and 1, respectively, to the Consolidated Financial Statements.

YEAR 2000 ISSUE

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     NL has completed the process of evaluating the modifications to critical software required to mitigate the Year 2000 Issue. NL is in the process of communicating with its significant customers and suppliers to determine the extent to which NL is vulnerable if those third parties fail to minimize their own Year 2000 Issue. NL is utilizing both internal and external resources to reprogram or replace and test its software and expects to substantially complete all requirements in the first quarter of 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on NL's operations. In addition, there can be no assurance that the systems of other companies on which NL's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with NL's systems, would not have a material adverse effect on NL. NL's estimate of the costs to complete modifications to critical software to address the Year 2000 Issue is not significant.

     CompX has recently installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000 Issue. CompX does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems. CompX intends to initiate formal communications with its significant suppliers and large customers to determine the extent to which CompX may be vulnerable if those third parties fail to eliminate their own Year 2000 Issue. There can be no assurance that the systems of other companies on which CompX's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with CompX's systems, would not have a material adverse effect on CompX. Because CompX has not completed the evaluation of its Year 2000 Issue with respect to such third parties, it is not able to quantify the costs that CompX may incur with respect to the Year 2000 Issue of such third parties.

     Waste Control Specialists' information system is currently not Year 2000 compliant. However, Waste Control Specialists is in the process of obtaining a complete new information system which is expected to, among other things, be Year 2000 compliant. The cost of such new information system is not yet known. Valhi's corporate information systems are Year 2000 compliant.

     The dates on which these plans to complete any necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

     Operating activities. Cash provided by operating activities before changes in assets and liabilities was $116 million in 1995, $77 million in 1996 and $87 million in 1997. Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Under the terms of the Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, the Company was not required to pay income taxes (approximately $39 million) related to Medite's 1996 asset sales of its timber and timberlands and Irish MDF subsidiary to such tax authorities until 1997. At that time, the payment of such cash income taxes was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets are shown as part of cash flows from investing activities. Similarly, cash income taxes related to both Medite's February 1997 sale of the Oregon MDF facility (approximately $10 million) and the April 1997 disposition of Sybra's fast food operations (approximately $4 million) are also shown as a reduction in cash flows from operating activities in 1997 eventhough the pre-tax proceeds from such dispositions are also shown as part of cash flows from investing activities in 1997. Cash flows from operating activities comparisons are also impacted by relative changes in the Company's portfolio of marketable trading securities. Changes in such portfolio generated approximately $51 million of cash in 1995. Noncash interest expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.
     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 1997, the estimated cost to complete capital projects in process approximated $4 million, all which relate to NL's Ti02 facility. NL's and CompX's aggregate capital expenditures for 1998 are expected to approximate the $37 million spent in 1997. Capital expenditures in 1998 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to Snake River Farms II, (ii) collected $112.1 million principal amount on such loans, (iii) received an $11.5 million pre-closing dividend from Amalgamated, (iv) contributed $13 million in capital contributions to Waste Control Specialists, (v) loaned a net $4 million to Waste Control Specialists pursuant to a $10 million revolving facility due December 1998 and (vi) purchased $6 million of certain marketable securities and $14 million of additional shares of NL common stock.

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

     Financing activities. Changes in indebtedness in 1997 include $250 million borrowed from Snake River Sugar Company, the impact of NL's refinancing of its Rheox term loan and prepayment of a portion of NL's DM credit facility, the impact of Valhi LYON holders exchanging their LYONs debt obligation for shares of Dresser Industries common stock held by the Company and the Valcor Senior Notes purchased pursuant to the tender offers completed in April and September 1997, all as discussed below.

     Net borrowings in 1996 include (i) DM 144 million ($96 million when borrowed) under NL's DM credit facility used primarily to both fund NL's operations and fund the German income tax settlement payments discussed below and (ii) $13 million under Valhi short-term credit facilities. Repayments of indebtedness in 1996 include scheduled principal payments on NL term loans. Net repayments of indebtedness in 1995 relate primarily to (i) $39 million of net short-term borrowings under NL DM-denominated short-term credit lines and (ii) principal repayments under NL term loans, including a $10 million prepayment under Rheox's term loan.

     At December 31, 1997, unused credit available under existing credit facilities approximated $99 million (exclusive of amounts available to Rheox under its revolving bank credit facility, which was terminated in January 1998 upon the sale of substantially all of its assets).

CHEMICALS - NL INDUSTRIES

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Excluding Rheox's specialty chemicals operations, NL generated $82 million in cash flows from operating activities before changes in assets and liabilities in 1995, $34 million in 1996 and $38 million in 1997. Relative changes in NL's inventories, receivables and payables (excluding the effect of foreign currency translation), including relative changes in NL's portfolio of marketable trading securities, consumed $28 million of net cash in 1995 and $39 million of net cash in 1996, and generated $20 million of net cash in 1997.

     Average TiO2 selling prices began a downward trend in the last half of 1995, and TiO2 prices continued to decline throughout 1996 and the first quarter of 1997. While NL's average TiO2 prices began to increase during the second quarter of 1997 and continued to increase throughout the remainder of 1997, NL's average TiO2 selling price in calendar 1997 was 4% lower than the calendar 1996 average. NL expects TiO2 prices will continue to increase during 1998 as the impact of previously-announced price increases take effect. However, no assurance can be given that price trends will conform to NL's expectations and future cash flows could be adversely affected should prices trend downward. In order to improve its near-term liquidity, NL refinanced Rheox's bank credit facility in January 1997, obtaining a net $125 million of new long-term financing, and used the net cash proceeds, along with other available funds, to prepay a portion of the DM credit facility. In addition, NL and its lenders modified certain financial covenants of the DM credit facility, and NL guaranteed the facility. As a result of the January 1997 refinancing and prepayment, NL's aggregate scheduled debt payments for 1997 and 1998 decreased by $103 million ($64 million in 1997 and $39 million in 1998), and NL's total debt was reduced by $28 million.

     In January 1998, NL completed the disposition of its specialty chemicals business unit conducted by Rheox for $465 million cash consideration, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A portion of the net proceeds were used to prepay and terminate Rheox's bank credit facility. The remaining net proceeds of approximately $280 million are available for NL's general corporate purposes, subject to compliance with the terms of the indentures governing its publicly-traded debt. NL intends to use the remaining net proceeds to invest in additional TiO2 production capacity and to reduce its debt. In this regard, NL has advised ICI of its interest in acquiring the portion of the Ti02 manufacturing joint venture NL does not currently own, and NL intends to prepay its joint venture term loan in March 1998. Under the terms of such indentures, NL is required to make an offer to purchase a pro rata portion of such notes, at par value for the 11.75% Notes and at accreted value for the 13% Discount Notes, to the extent that a specified amount of these net proceeds are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets (including additional Ti02 production capacity), both as defined in the indentures, within nine months of the disposition. The 13% Discount Notes can first be redeemed, at the option of NL, in October 1998 at a price of 106% of their principal amount. NL may elect to redeem the 13% Discount Notes depending on market conditions, availability of resources and other factors it deems relevant. NL may acquire the 11.75% Notes or 13% Discount Notes in the open market.

     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     NL's capital expenditures during the past three years aggregated $162 million, including $58 million ($6 million in 1997) for NL's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. NL's estimated 1998 capital expenditures are $30 million and include $5 million in the area of environmental protection and compliance, primarily related to the off-gas desulfurization and water treatment chemical purification systems. NL spent $34 million in 1995 through 1997 ($7 million in 1997) in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride process TiO2 facility that increased NL's worldwide annual attainable TiO2 production capacity to about 420,000 metric tons. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     At December 31, 1997, NL had cash and cash equivalents of $106 million (45% held by non-U.S. subsidiaries) and had $84 million available for borrowing under existing non-U.S. credit facilities. The terms of intercompany notes from KII payable to NL mirror the terms of NL's publicly-traded debt and are designed to facilitate the flow of funds from NL's subsidiaries to service such indebtedness. At December 31, 1997, NL had complied with all financial covenants governing its debt agreements.
     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. During 1997, NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and NL expects to pay DM 9 million ($5 million) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain tax assessments aggregating DM 119 million ($66 million), including non-income tax related items and interest, for the years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million), including non-income tax related items and interest, for 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected to be required until the litigation is resolved. A 1997 German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining German tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities which aggregates DM 121 million. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 94 million ($53 million at December 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at December 31, 1997) lien in favor of the German tax authorities.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1997) relating to 1994. NL has appealed this assessment and expects to litigate this issue.
     No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 1997, NL had recorded net deferred tax liabilities of $132 million. NL, which is not a member of the Contran Tax Group, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $189 million at December 31, 1997, principally related to the U.S. and Germany, offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     In addition to the chemicals businesses conducted through Kronos and Rheox, NL also has certain interests and associated liabilities relating to certain discontinued or divested businesses.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($135 million at December 31, 1997) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs.
See Note 17 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future. See Item 3 - "Legal Proceedings" and Note 17 to the Consolidated Financial Statements.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its capital resources, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the Indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In February 1998, CompX entered into a new $100 million revolving senior credit facility and used a portion of the net proceeds to repay a $50 million demand note to Valcor which CompX had distributed to Valcor in December 1997. The new credit facility is unsecured and is due in 2003. Borrowings are available for CompX's general corporate purposes, including potential acquisitions. The new credit facility contains provisions which, among other things, require the maintenance of minimum levels of net worth, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. In March 1998, CompX completed the Fort Lock Acquisition for approximately $33 million cash consideration, using available cash on hand and $25 million of borrowings under the new credit facility.

     In March 1998, CompX completed an initial public offering of shares of its common stock. The net proceeds to CompX were approximately $111 million. $75 million of the net proceeds were used to completely repay the outstanding balance of CompX's new $100 million credit facility discussed above. CompX believes that the net proceeds to CompX from the offering, after repayment of borrowings under the new credit facility, together with cash generated from operations and borrowing availability under the new credit facility will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and future acquisitions for the foreseeable future.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS

     Waste Control Specialists capital expenditures from its November 1995 formation through 1997 approximated $21 million. Such capital expenditures, along with its development stage operating losses, were funded primarily from Valhi's $35 million of capital contributions ($5 million in 1995, $17 million in 1996 and the remaining $13 million in 1997) as well as certain debt financing provided to Waste Control Specialists by Valhi. See Note 8 to the Consolidated Financial Statements.

OTHER

     Condensed cash flow data related to discontinued operations (Medite and Sybra) and Amalgamated is presented in Notes 18 and 19, respectively, to the Consolidated Financial Statements.

     Medite and Valcor have made certain representations and warranties to the respective purchasers of Medite's and Sybra's assets concerning, among other things, the assets sold. Such representations are customary in transactions of these types. Medite has agreed to indemnify the three purchasers of its assets for up to an aggregate of $6.5 million, and Valcor has agreed to indemnify the purchaser of Sybra's assets and the purchaser of Sybra's common stock for up to an aggregate of $4 million, for certain breaches of these representations and warranties. Valhi agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations.

     At December 31, 1997, assets held for sale, recorded at estimated net realizable value and included in other assets, consist principally of land from former Medite facilities. The salvageable property and equipment from Medite's stud and veneer facilities were sold in 1997 for amounts approximating the previously-estimated net realizable value.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter. Suspension of NL's dividend is not expected to materially adversely impact Valhi's financial position or liquidity. Various credit agreements to which certain subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. In September 1997, the Indenture governing Valcor's Senior Notes was amended which, among other things, removed restrictions which had limited the ability of Valcor to pay dividends to Valhi, as discussed below. Valhi has not guaranteed any indebtedness of its subsidiaries. At December 31, 1997, Valhi had $235 million of parent level cash and cash equivalents, including $105 million held by Valcor which could be distributed to Valhi.

     Valhi's LYONs do not require current cash debt service. At December 31, 1997, Valhi held 3.1 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. See Notes 6 and 10 to the Consolidated Financial Statements. Valhi's potential cash income tax liability that would have been triggered at December 31, 1997, assuming exchanges of all of the outstanding LYONs for Dresser stock at such date, was approximately $24.5 million. Valhi continues to receive regular quarterly Dresser dividends (currently $.19 per share) on the escrowed shares. At December 31, 1997, the LYONs had an accreted value equivalent to approximately $28.50 per Dresser share, and the market price of the Dresser common stock was $41.94 per share. The LYONS were redeemable at the option of the LYON holder in October 1997, and holders representing only a nominal amount of LYONs exercised their right to redeem their LYONs for an amount of cash equal to the accreted LYONs obligation. The December 31, 1997 market price of Dresser common stock is equal to the equivalent accreted LYONs obligation in March 2002. Because the LYONS were redeemable at the option of the LYON holder in October 1997, the LYONS were classified as a current liability and the Dresser shares are classified as a current asset at December 31, 1996. Both the LYONs debt obligation and the Dresser shares are classified as noncurrent at December 31, 1997.

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

     During 1995, 1996 and 1997, Valhi purchased an additional $13 million, $15 million and $14 million, respectively, of NL common stock.

     In 1997, the Company entered into a $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% and are due no later than December 31, 1998.

     Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations to Snake River Sugar Company, including a net $11.5 million pre-closing dividend received from Amalgamated.
As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was prepaid in May 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans was prepaid during 1997. After these prepayments, $80 million of loans to Snake River Sugar Company remain outstanding. See Note 19 to the Consolidated Financial Statements.
Valhi currently expects that distributions received from the LLC, which are dependent in part upon the future operations of the LLC, will exceed its debt service requirements under its $250 million loans from Snake River. The cash proceeds to Valhi from the transfer of control of Amalgamated's operations to Snake River, including amounts to be collected in the future from Valhi's remaining $80 million loan to Snake River, are and will be available for Valhi's general corporate purposes.

     Redemption of the Company's interest in the LLC, as discussed in Note 19 to the Consolidated Financial Statements, would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to simultaneously call its $250 million loans to Valhi. As a result, such net cash proceeds generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of February 28, 1998, the Company had purchased approximately 72,000 shares for an aggregate of $.7 million pursuant to such authorization.

     In February 1998, Valhi entered into a new $120 million revolving credit facility with Contran. Borrowings by Contran bear interest at the prime rate, are collateralized by, among other things, approximately 8 million shares of Valhi common stock held by Contran and are due in August 1998. See Note 20 to the Consolidated Financial Statements.

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

     The Company and related entities routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. The Company intends to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company, its subsidiaries and related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among their respective subsidiaries and related companies. In this regard, the Indentures governing the publicly-traded debt of NL contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units. In March 1998, Contran offered to sell approximately 2.9 million shares of Tremont Corporation common stock to Valhi in a privately-negotiated transaction. See Notes 16 and 20 to the Consolidated Financial Statements.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement. See Note 16 to the Consolidated Financial Statements.
                                    PART IV


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


 (b)           Reports on Form 8-K

                    Reports on Form 8-K filed for the quarter ended December 31,
               1997.

               October 27, 1997    - Reported Items 5 and 7.
               October 30, 1997  - Reported Items 5 and 7.
               December 18, 1997 - Reported Items 5 and 7.


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

 3.2                By-Laws of the Registrant as amended -
                    incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-
                    Q for the quarter ended March 31, 1992.

 4.1 Form of Indenture between the Registrant and NationsBank of Georgia, N.A., as Trustee, governing Liquid Yield Option Notes due 2007
                    - incorporated by reference to Exhibit 4.1 to a Registration Statement on Form S-2 (No. 33-49866) filed by the Registrant.

 4.2 Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of note, - incorporated by reference to Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

 4.3 Indenture dated October 20, 1993 governing NL's 13% Senior Secured Discount Notes due 2005, including form of note - incorporated by reference to Exhibit 4.6 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.1 Form of Intercorporate Services Agreement between the Registrant and Contran Corporation - incorporated by reference to
                    Exhibit 10.1 of the Registrant's Annual
                    Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1992.

10.2 Intercorporate Services Agreement by and between Contran Corporation and NL effective as of January 1, 1997 - incorporated by reference to Exhibit 10.2 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1997.

10.3 Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.4                Form of Guarantee between Valhi, Inc. and
                    Rogue Resources LLC - incorporated by
                    reference to Exhibit 10.4 of Valhi's Annual
                    Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.5 Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.6 Form of Guarantee between Valhi, Inc. and Willamette Industries, Inc. - incorporated by reference to Exhibit 10.6 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.7 Asset Purchase Agreement between Medite Corporation and SierraPine, a California limited partnership, dated January 31, 1997 - incorporated by reference to Exhibit 10.6 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.8 Form of Guarantee between Valhi, Inc. and SierraPine -incorporated by reference to
                    Exhibit 10.8 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.9 Asset Purchase Agreement by and between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated December 23, 1996 - incorporated by reference to Exhibit
                    10.7 of Valcor's Annual Report on Form 10-K
                    (File No. 33-63044) for the year ended
                    December 31, 1996.

10.10 First Amendment to the Asset Purchase Agreement by and between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated April 18, 1997 - incorporated by reference to Exhibit 10.2 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

10.11 Stock Purchase Agreement by and between Valcor, Inc. and I.C.H. Corporation dated February 7, 1997 - incorporated by reference to Exhibit 10.8 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.12 First Amendment to the Stock Purchase Agreement by and between Valcor, Inc. and I.C.H. Corporation dated April 18, 1997 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

10.13*              Valhi, Inc. 1987 Stock Option - Stock
                    Appreciation Rights Plan, as amended -
                    incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.14* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 of Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.15*              Valhi, Inc. 1990 Non-Employee Director Stock
                    Option Plan - incorporated by reference to
                    Exhibit 4.1 of a Registration Statement on
                    Form S-8 (No. 33-41508) filed by the
                    Registrant.

10.16* Executive Severance Agreement effective as of February 16, 1994 by and between Joseph S. Compofelice (Executive Vice President of the Registrant) and NL - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1996.

10.17*              1989 Long Term Performance Incentive Plan of
                    NL Industries, Inc. - incorporated by
                    reference to Exhibit B to NL's Proxy
                    Statement on Schedule 14A (File No. 1-640) for the annual meeting held on May 8, 1996.

10.18* Supplemental Executive Retirement Plan for Executives and Officers of NL Industries, Inc. effective as of January 1, 1991 - incorporated by reference to Exhibit 10.26 to NL's Annual Report on Form 10-K (File No. 1-
                    640) for the year ended December 31, 1992.

10.19* NL Industries, Inc. Variable Compensation Plan - incorporated by reference to Exhibit A of NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting held on May 8, 1996.

10.20*              CompX International Inc. 1997 Long-Term
                    Incentive Plan - incorporated by reference to
                    Exhibit 10.2 to CompX's Registration
                    Statement on Form S-1 (File No. 333-42643).

10.21 Second Amended and Restated Loan Agreement dated January 31, 1997 among Kronos International, Inc., the banks set forth therein and Hypobank International S.A., as Agent - incorporated by reference to Exhibit
                    10.2 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.22 Formation Agreement dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company of The Amalgamated Sugar Company LLC
                    - incorporated by reference to Exhibit 10.19 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.
10.23 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 of Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.24 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to
                    Exhibit 10.1 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.25 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to
                    Exhibit 10.21 to Valhi's Annual Report on
                    Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.26 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.22 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.27 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997
                    - incorporated by reference to Exhibit 10.9 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.28 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.29 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.3 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.30 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
                    Exhibit 10.4 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.31 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.32 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 199 - incorporated by reference to
                    Exhibit 10.6 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.7 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.34 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35               Subordination Agreement between Valhi, Inc.
                    and Snake River Sugar Company dated May 14,
                    1997  - incorporated by reference to Exhibit
                    10.10 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.36 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                    Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.38 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.39 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.40 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                    Exhibit 10.22 of NL's Annual Report on Form
                    10-K (File No. 1-640) for the year ended
                    December 31 1995.

10.41 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.44 Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to
                    Exhibit 10.16 of NL's Annual Report on Form
                    10-K (File No. 1-640) for the year ended
                    December 31, 1985.

10.45 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to
                    Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.46 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit
                    10.17 to NL's Annual Report on Form 10-K
                    (File No. 1-640) for the year ended December
                    31, 1995.

10.47 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-
                    640) for the year ended December 31, 1991.

10.48 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-
                    640) for the year ended December 31, 1991.

10.49 $120 Million Credit Agreement between Contran Corporation, as borrower, and Valhi, Inc., as lender - incorporated by reference to Exhibit No. 7 to Amendment No. 60 to the Schedule 13D filed by Contran and certain other persons with respect to the Registrant's common stock.

10.50 Asset Purchase Agreement dated as of December 29, 1997 by and among NL Industries, Inc., Rheox, Inc., Rheox International, Inc., Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc. - incorporated by reference to Exhibit 10.50 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.

21.1                Subsidiaries of the Registrant.

23.1                Consent of Coopers & Lybrand L.L.P.

23.2                Consent of KPMG Peat Marwick LLP.

27.1                Financial Data Schedule for the year ended
                    December 31, 1997.


*  Management contract, compensatory plan or agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By: /s/ Harold C. Simmons

                                   Harold C. Simmons, March 20, 1998
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Norman S. Edelcup                        /s/ Harold C. Simmons



Norman S. Edelcup, March 20, 1998       Harold C. Simmons, March 20, 1998
(Director)                              (Chairman of the Board, President
                                    and Chief Executive Officer)

/s/ Kenneth R. Ferris                     /s/ Glenn R. Simmons

Kenneth R. Ferris, March 20, 1998       Glenn R. Simmons, March 20, 1998
(Director)                              (Vice Chairman of the Board)



/s/ J. Walter Tucker, Jr.                /s/ Bobby D. O'Brien

J. Walter Tucker, Jr., March 20, 1998   Bobby D. O'Brien, March 20, 1998
(Director)                              (Vice President,
                                    Principal Financial Officer)



                                    /s/ Gregory M. Swalwell

                                   Gregory M. Swalwell, March 20, 1998
                                   (Controller,
                                    Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By:

                                   Harold C. Simmons, March __, 1998
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





Norman S. Edelcup, March __, 1998       Harold C. Simmons, March   , 1998

(Director)                              (Chairman of the Board, President
                                    and Chief Executive Officer)




Kenneth R. Ferris, March __, 1998       Glenn R. Simmons, March   , 1998

(Director)                              (Vice Chairman of the Board)





J. Walter Tucker, Jr., March __, 1998   Bobby D. O'Brien, March   , 1998

(Director)                              (Vice President,
                                    Principal Financial Officer)





                                   Gregory M. Swalwell, March   , 1998

                                   (Controller,
                                    Principal Accounting Officer)


                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                     PAGE

  Reports of Independent Accountants                    F-1/F-2

  Consolidated Balance Sheets - December 31, 1996 and 1997  F-3/F-4

  Consolidated Statements of Income -
   Years ended December 31, 1995, 1996 and 1997         F-5/F-6

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1995, 1996 and 1997         F-7/F-9

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1995, 1996 and 1997         F-10

  Notes to Consolidated Financial Statements           F-11/F-55



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




                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

    We have audited the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Amalgamated Sugar Company as of December 31, 1996 and for each of the two years in the period ended December 31, 1996, which constituted approximately 2% of consolidated assets as of December 31, 1996, and whose 1995 and 1996 results of operations are presented on the equity method in the accompanying consolidated statements of income. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to amounts included for such company, is based solely upon their report.

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

    In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in Note 17 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1.




                                         COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 13, 1998

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the balance sheets of The Amalgamated Sugar Company as of December 31, 1996, and the related statements of income and shareholder's equity and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP


Salt Lake City, Utah
January 31, 1997

                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

              ASSETS
                                               1996         1997

Current assets:
  Cash and cash equivalents                $  255,679   $  360,369
  Marketable securities                       142,478         -
  Accounts and other receivables              164,844      174,319
  Receivable from affiliates                   13,931          104
  Inventories                                 251,597      204,718
  Prepaid expenses                              7,537        3,607
  Deferred income taxes                         1,597        7,541


      Total current assets                    837,663      750,658


Other assets:
  Marketable securities                        51,328      273,616
  Investment in and advances to joint         196,697      192,239
ventures
  Loans and notes receivable                    3,240       82,556
  Mining properties                            36,441       30,363
  Prepaid pension cost                         25,313       24,111
  Goodwill                                    258,359      256,539
  Deferred income taxes                           223          110
  Other assets                                 45,479       26,267


      Total other assets                      617,080      885,801

Property and equipment:
  Land                                         37,538       17,100
  Buildings                                   189,875      145,599
  Equipment                                   610,545      506,402
  Construction in progress                     15,723        3,284

                                              853,681      672,385
  Less accumulated depreciation               163,442      130,731


      Net property and equipment              690,239      541,654



                                           $2,144,982   $2,178,113




                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1996 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      1996         1997

Current liabilities:
  Notes payable                                    $   38,732   $   13,968
  Current maturities of long-term debt                235,648       76,854
  Accounts payable                                     75,307       71,559
  Accrued liabilities                                 127,935      114,721
  Payable to affiliates                                47,387       30,996
  Income taxes                                          8,148       15,103
  Deferred income taxes                                30,523          891


      Total current liabilities                       563,680      324,092


Noncurrent liabilities:
  Long-term debt                                      844,468    1,008,087
  Accrued pension cost                                 59,215       45,641
  Accrued OPEB cost                                    56,257       51,273
  Accrued environmental costs                         109,908      128,246
  Deferred income taxes                               178,049      207,403
  Other                                                29,237       28,180


      Total noncurrent liabilities                  1,277,134    1,468,830


Minority interest in NL Industries                       -           -
Minority interest in NL foreign subsidiaries              249          257

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                               -           -
  Common stock, $.01 par value; 150,000 shares
   authorized; 124,768 and 125,333 shares issued        1,248        1,253
  Additional paid-in capital                           35,258       38,355
  Retained earnings                                   282,766      315,977
  Adjustments:
    Marketable securities                              65,105      127,731
    Currency translation                               (6,210)     (24,440)
    Pension liabilities                                (3,160)      (2,533)
  Treasury stock, at cost - 10,126 and 10,130 shar    (71,088)     (71,409)


      Total stockholders' equity                      303,919      384,934


                                                   $2,144,982   $2,178,113







[FN]
Commitments and contingencies (Notes 14, 17, 18, 19 and 20)

                          VALHI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                     1995*        1996*        1997


Revenues and other income:
  Net sales                      $1,104,177   $1,074,818   $1,093,091
  Other, net                         29,618       41,938      124,825


                                  1,133,795    1,116,756    1,217,916


Cost and expenses:
  Cost of sales                     740,492      808,248      804,438
  Selling, general and              214,728      205,520      227,108
administrative
  Interest                          103,426       98,497      118,895


                                  1,058,646    1,112,265    1,150,441


                                     75,149        4,491       67,475
Equity in earnings (losses) of:
  Waste Control Specialists            (554)      (6,407)     (12,700)
  Amalgamated Sugar Company           8,900       10,009        -



    Income from before taxes         83,495        8,093       54,775

Provision for income taxes           27,980        1,113       27,631


Minority interest                       622        6,915           43


    Income from continuing           54,893           65       27,101
operations

Discontinued operations              13,622       41,981       33,550

Extraordinary item                     -            -          (4,291)


    Net income                   $   68,515   $   42,046   $   56,360





                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       1995*     1996*        1997

Basic earnings per common share:
  Continuing operations                 $.48       $ -        $ .24
  Discontinued operations                .12        .37         .29
  Extraordinary item                      -          -         (.04)


                                        $.60       $.37       $ .49




Diluted earnings per common share:

  Continuing operations                 $.48       $ -        $ .24
  Discontinued operations                .12        .37         .29
  Extraordinary item                      -          -         (.04)


                                        $.60       $.37       $ .49





Cash dividends per share                $.12       $.20       $ .20


Shares used in the calculation of
 per share amounts:
  Basic earnings per common share    114,437   114,622      115,031
  Dilutive impact of stock options       815       487          850


  Diluted earnings per common share  115,252   115,109      115,881





















* Reclassified.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                         1995*       1996*      1997


Operating activities:
  Net income                          $ 68,515    $ 42,046   $ 56,360
  Depreciation, depletion and
   amortization                         62,599      63,942     62,283
  Securities transaction gains          (1,225)       (138)   (48,920)
  Noncash interest expense              31,186      33,790     36,077
  Change in accounting principle          -           -        30,000
  Deferred income tax benefits         (11,737)     (8,936)   (18,761)
  Minority interest                        622       6,915         43
  Other, net                           (11,698)    (14,542)   (13,047)
  Equity in (income) losses:
    Discontinued operations            (13,622)    (41,981)   (33,550)
    Extraordinary item                    -           -         4,291
    Waste Control Specialists              554       6,407     12,700
    Amalgamated Sugar Company           (8,900)    (10,009)      -

                                       116,294      77,494     87,476

  Discontinued operations, net          26,914      37,784    (43,132)
  Amalgamated Sugar Company, net        41,692      24,587       -
  Change in assets and liabilities:
    Accounts and other receivables      (3,098)      1,532    (24,206)
    Inventories                        (57,540)      6,739     20,269
    Accounts payable and accrued
     liabilities                       (19,060)     (6,002)    12,626
    Income taxes                        14,977     (40,190)    17,762
    Accounts with affiliates            (3,079)     (6,023)    26,496

    Other, net                           6,019     (14,706)    (4,269)
    Trading securities:
      Sale proceeds                     51,286        -          -
      Purchases                           (762)       -          -


        Net cash provided by
         operating activities          173,643      81,215     93,022





                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                          1995*      1996*        1997


Investing activities:
  Capital expenditures                 $(66,291)  $(69,801)  $ (36,725)
  Purchases of:
    Minority interest                   (13,250)   (19,795)    (14,222)
    Marketable securities                  -          -         (6,000)
  Investment in Waste Control            (5,000)   (17,000)    (13,000)
Specialists
  Purchase of business unit              (5,982)      -           -
  Proceeds from disposal of marketable
   securities                              -          -          6,875
  Loans to affiliates:
    Loans                               (62,000)    (7,800)    (67,625)
    Collections                          59,000     10,800      63,625
  Other loans and notes receivable:
    Loans                                  -          -       (200,600)
    Collections                            -          -        119,100
  Pre-close dividend from Amalgamated
   Sugar Company                           -          -         11,518
  Discontinued operations, net          (24,313)   159,746      91,819
  Amalgamated Sugar Company, net        (24,013)   (13,460)       -
  Other, net                                918       7,211     11,448


      Net cash provided (used) by
       investing activities            (140,931)     49,901    (33,787)

Financing activities:
  Indebtedness:
    Borrowings                          117,556    224,503     390,369
    Principal payments                 (121,170)  (169,477)   (333,101)
    Deferred financing costs               -          -         (4,643)
  Loans from affiliates:
    Loans                                  -         7,844        -
    Repayments                             -          (600)     (7,244)
  Valhi dividends                       (13,809)   (23,057)    (23,149)
  Distributions to minority interest        (14)    (7,416)         (2)
  Discontinued operations, net             (609)   (80,545)     22,380
  Amalgamated Sugar Company, net        (20,208)     4,329        -
  Other, net                              1,153         916      4,049


    Net cash provided (used) by
     financing activities               (37,101)    (43,503)    48,659


Net increase (decrease)               $  (4,389)  $  87,613  $ 107,894




                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                          1995*      1996*      1997


Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and
     financing activities               $ (4,389) $ 87,613   $107,894
    Currency translation                   4,550    (2,842)    (3,204)

                                             161    84,771    104,690
  Balance at beginning of year           170,747   170,908    255,679


  Balance at end of year                $170,908  $255,679   $360,369




Supplemental disclosures-cash paid for:
  Interest, net of amounts capitalized  $ 94,244  $ 82,190   $ 87,115
  Income taxes                            38,672    64,544     51,264







* Reclassified.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                        ADDITIONAL
                                COMMON   PAID-IN    RETAINED
                                  STOCK  CAPITAL    EARNINGS



Balance at December 31, 1994   $1,245    $33,341  $209,071

Net income                       -          -       68,515
Cash dividends                   -          -      (13,809)
Adjustments, net                 -          -         -
Other, net                          1      1,263      -


Balance at December 31, 1995    1,246     34,604   263,777

Net income                       -          -       42,046
Cash dividends                   -          -      (23,057)
Adjustments, net                 -          -         -
Other, net                          2        654      -



Balance at December 31, 1996    1,248     35,258   282,766

Net income                       -          -       56,360
Cash dividends                   -          -      (23,149)
Adjustments, net                 -          -         -
Other, net                          5      3,097      -

Balance at December 31, 1997   $1,253    $38,355  $315,977





                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)


                                  ADJUSTMENTS                          TOTAL

                        MARKETABLE  CURRENCY   PENSION   TREASURY  STOCKHOLDERS'
                        SECURITIESTRANSLATIONLIABILITIES   STOCK      EQUITY

Balance at December 31, $ 37,669  $(12,128)   $  (506)   $(70,268)   $198,424
1994

Net income                  -         -          -           -         68,515
Cash dividends              -         -          -           -        (13,809)
Adjustments, net          17,960     4,698     (2,375)       -         20,283
Other, net                  -         -          -           (386)        878


Balance at December 31,   55,629    (7,430)    (2,881)    (70,654)    274,291
1995

Net income                  -         -          -           -         42,046
Cash dividends              -         -          -           -        (23,057)
Adjustments, net           9,476     1,220       (279)       -         10,417
Other, net                  -         -          -           (434)        222



Balance at December 31,   65,105    (6,210)    (3,160)    (71,088)    303,919
1996

Net income                  -         -          -           -         56,360
Cash dividends              -         -          -           -        (23,149)
Adjustments, net          62,626   (18,230)       627        -         45,023
Other, net                  -         -          -           (321)      2,781

Balance at December 31, $127,731  $(24,440)   $(2,533)   $(71,409)   $384,934
1997


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation which holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"), except as described below. All material intercompany accounts and balances have been eliminated. The Company did not consolidate the financial position of its refined sugar operations conducted by The Amalgamated Sugar Company at December 31, 1996 because control of such operations was temporary at that date. See Note 19. The Company has not consolidated its 58%-owned subsidiary, Waste Control Specialists, because the Company is not deemed to control Waste Control Specialists. See Note 3. The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 18. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

    Net sales.  Sales are recorded when products are shipped.

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventory costs are generally based on average cost or the first-in, first-out method.

    Cash and cash equivalents. Cash equivalents, including restricted cash, include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Restricted cash at December 31, 1996 and 1997 represents amounts restricted pursuant to outstanding letters of credit and certain indebtedness agreements ($11 million and $10 million, respectively).

    Marketable securities and securities transactions. Marketable debt and equity securities are carried at fair value based upon quoted market prices or as otherwise disclosed. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in the marketable securities adjustment component of stockholders' equity, net of related deferred income taxes. Realized gains and losses are based upon the specific identification of the securities sold.

    Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies, as well as the Company's investment in Waste Control Specialists, are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences, which were not material at December 31, 1997, are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

    Mining properties. Mining properties are stated at cost less accumulated depletion. Depletion is computed primarily by the unit-of-production method.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 28.5 years at December 31, 1997) and is stated net of accumulated amortization of $25.8 million at December 31, 1997 (1996 - $18.1 million). At December 31, 1997, all goodwill relates to NL Industries. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the fair value of the applicable subsidiary. At December 31, 1997, the quoted market price of NL common stock ($13.63 per share) was in excess of the Company's net investment in NL at that date ($3.83 per NL share held).

    Other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefited and are stated net of accumulated amortization of $8.1 million at December 31, 1997 (1996 - $15.2 million).

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments and comprising continuing operations were $1 million in 1995 and $2 million in each of 1996 and 1997.

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

     Interest rate swaps and contracts. The Company will periodically use interest rate swaps and other types of contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. Any cost associated with the swap or contract is deferred and amortized over the term of the agreement.

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

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates not included in the Contran Tax Group. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of shares of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 2.1 million in each of the past three years.

     New accounting principles not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Consolidated Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include the Company's consolidated net income, as reported in the Consolidated Statement of Income, plus the net changes in the marketable securities, foreign currency translation and pension liabilities components of stockholders' equity.

     The Company will adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, no later than the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments. SFAS No. 131 also provides guidance regarding what constitutes a reportable operating segment. The Company expects to have two operating segments pursuant to SFAS No. 131, the same two segments currently in effect under SFAS No. 14. Accordingly, segment disclosures pursuant to SFAS No. 131 are not expected to be materially different from the current disclosures pursuant to SFAS No. 14.

     The Company will adopt the disclosure requirements of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

     Extraordinary item. The extraordinary loss, stated net of allocable income tax benefit, relates to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of $93.8 million principal amount of Valcor's Senior Notes in connection with the tender offers completed in April 1997 and September 1997. See Note 10.

    Other. Advertising costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, aggregated $2.5 million in each of 1995 and 1996 and $2.4 million in 1997.

    Research and development costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, were $11 million in each of 1995 and 1996 and $10 million in 1997.

    Deferred technology fee income was amortized by the straight-line method over three years through October 1996.

    The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in any of the past three years.

    Accounting and funding policies for retirement and postretirement benefits other than pensions ("OPEB") plans are described in Note 15, and accounting policies for environmental remediation costs are described in Note 17.


NOTE 2 -     BUSINESS AND GEOGRAPHIC SEGMENTS:

                                                                 % OWNED AT
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            DECEMBER 31, 1997


  Chemicals             NL Industries, Inc.                          57%
  Component products    CompX International Inc.                    100%
  Waste management*     Waste Control Specialists LLC                58%

* Unconsolidated equity affiliate

                                        YEARS ENDED DECEMBER 31,

                                        1995      1996      1997

                                             (IN MILLIONS)
Net sales:
  Chemicals                          $1,023.9  $  986.1   $  984.4
  Component products                     80.2      88.7      108.7


                                     $1,104.1  $1,074.8   $1,093.1



Operating income:
  Chemicals                          $  178.5  $   92.0   $  106.7
  Component products

                                        198.4     114.1      135.0
General corporate items:
  Securities earnings                    14.4      10.9      109.1
  General expenses and other, net       (34.3)    (22.0)     (57.8)
Interest expense                       (103.4)    (98.5)    (118.9)

                                         75.1       4.5       67.4
Equity in:
  Waste Control Specialists               (.5)     (6.4)     (12.7)
  Amalgamated Sugar Company               8.9      10.0        -


    Income from continuing
     operations before taxes

                                     $   83.5  $    8.1   $   54.7






                                        YEARS ENDED DECEMBER 31,

                                       1995      1996      1997

                                             (IN MILLIONS)
Depreciation, depletion and
 amortization:
  Chemicals                         $   60.0  $   60.9    $   58.9
  Component products                     2.2       2.5         2.8
  Corporate


                                    $   62.6  $   63.9    $   62.3



Capital expenditures:
  Chemicals                         $   64.2  $   66.9    $   30.5
  Component products                     2.0       2.3         5.5
  Corporate                               .1        .6          .7


                                    $   66.3  $   69.8    $   36.7



Geographic segments

  Net sales - point of origin:
    United States                   $  361.7  $  371.1    $  402.0
    Europe                             703.2     653.8       645.9
    Canada                             197.4     205.1       225.8
    Eliminations                      (158.2)   (155.2)     (180.6)


                                    $1,104.1  $1,074.8    $1,093.1



  Net sales - point of destination:
    United States                   $  314.3  $  331.2    $  359.0
    Europe                             581.2     524.4       496.0
    Canada                              83.3      84.2        99.3
    Far East and other                 125.3     135.0       138.8


                                    $1,104.1  $1,074.8    $1,093.1



  Operating income:
    United States                   $   80.9  $   76.2    $   56.0
    Europe                              85.0      10.0        43.8
    Canada                              32.5      27.9        35.2


                                    $  198.4  $  114.1    $  135.0







Identifiable assets                               DECEMBER 31,

                                                 1996     1997

                                                 (IN MILLIONS)
  Business segments:
    Chemicals                                  $1,576.5  $1,447.0
    Component products                             48.4      63.8
    Waste management                               15.2      19.5
    Building products                              44.2      -
    Fast food                                      75.6      -

                                                1,759.9   1,530.3
    Corporate and eliminations                    385.1     647.8


                                               $2,145.0  $2,178.1



  Geographic segments:
    United States                              $  506.5  $  420.7
    Europe                                      1,039.8     894.2
    Canada                                        213.6     215.4

                                                1,759.9   1,530.3
  Corporate and eliminations                      385.1     647.8


                                               $2,145.0  $2,178.1




     NL's chemicals operations are conducted through its subsidiaries Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). In January 1998, NL completed the disposition of substantially all of the net assets of its specialty chemicals business unit. See Note 20. The Company's component products subsidiary (CompX) is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock which, along with the award of certain shares of CompX common stock to certain officers and directors of CompX, reduced the Company's ownership interest in CompX to 62%. See Note 20. Both NL (NYSE: NL) and CompX (NYSE: CIX) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

    Capital expenditures exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 3.

    Corporate assets consist principally of cash, cash equivalents, marketable securities and loans to third parties. At December 31, 1997, approximately 6% of corporate assets were held by NL (1996 - 11%). Valhi has a wholly-owned captive insurance company ("Valmont") registered in Vermont. Valmont's operations, which are not significant, are included in general expenses and other, net.

    At December 31, 1997, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $606 million.

NOTE 3 -  BUSINESS COMBINATIONS:

     NL Industries, Inc. (NYSE: NL). At the beginning of 1995, Valhi held 51% of NL's outstanding common stock. During 1995, 1996 and 1997, the Company purchased additional NL shares in market transactions for an aggregate of approximately $42 million and increased its ownership of NL to 57% at December 31, 1997. The Company accounted for such increase in its interest in NL by the purchase method (step acquisition). NL's separate financial statements reflect a stockholders' deficit of approximately $222 million at December 31, 1997 and, accordingly, no minority interest in NL is reported in the Company's consolidated balance sheet. Until such time as NL reports positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity will accrue to the Company for financial reporting purposes. Minority interest in earnings in 1996 consists principally of NL dividends paid to NL stockholders other than Valhi. Following NL's January 1998 gain from the sale of substantially all of the net assets of its specialty chemicals business unit, NL expects to report positive stockholders' equity, and consequently the Company expects to resume reporting minority interest in NL's earnings beginning in 1998.

     Waste Control Specialists LLC. In November 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. See Note 8. Valhi committed to contribute $25 million to Waste Control Specialists for its 50% interest ($5 million in 1995, $17 million in 1996 and the remaining $3 million in 1997). The other owner contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. The other owner of Waste Control Specialists, KNB Holdings, Ltd., is controlled by an individual who has been granted duties of chief executive officer of Waste Control Specialists under an employment agreement effective through at least 2000. Such individual has the ability to establish management policies and procedures, and has the authority to make routine operating decisions, for Waste Control Specialists. Valhi accounts for its interest in Waste Control Specialists by the equity method.

     In October 1997, Valhi contributed an additional $10 million to Waste Control Specialists' equity, thereby increasing its membership interest from 50% to 58%. Approximately $8 million of such equity contribution was used by Waste Control Specialists to reduce the then-outstanding balance of its revolving borrowings from the Company. See Note 8. However, the rights granted to the owner of the remaining 42% membership interest under the employment agreement discussed above overcome the Company's presumption of control at the new 58% membership interest level, and the Company continues to account for its interest in Waste Control Specialists by the equity method. Valhi holds an option, granted in March 1997, to make an additional $2.5 million equity contribution which, if contributed, would increase its membership interest in Waste Control Specialists to 60%.

     Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment, after which earnings are generally split in accordance with ownership interests. The liabilities of the other owner assumed by Waste Control Specialists in 1995 exceeded the carrying value of the assets contributed. Accordingly, all of Waste Control Specialists' net income or loss will accrue to the Company for financial reporting purposes until Waste Control Specialists reports positive equity attributable to the other owner.

     Other. In 1995, CompX's Canadian subsidiary purchased certain assets, principally property, equipment and inventory, of a Canadian competitor for approximately $6 million cash. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration. See Note 20.


NOTE 4 -     INVENTORIES:

                                                 DECEMBER 31,

                                                 1996     1997

                                                 (IN THOUSANDS)
Raw materials:
  Chemicals                                    $ 43,284 $ 45,844
  Component products                             2,556    2,057
  Building products                              4,306     -
  Fast food                                       1,406     -

                                                 51,552   47,901


In process products:
  Chemicals                                     10,356    8,018
  Component products                              4,974   5,193
  Building products                                  83     -

                                                 15,413   13,211


Finished products:
  Chemicals                                    142,956  108,292
  Component products                              3,300   3,775
  Building products                               1,096     -

                                                147,352  112,067


Supplies                                         37,280   31,539

                                               $251,597 $204,718






NOTE 5 -     ACCOUNTS AND OTHER RECEIVABLES:

                                                  DECEMBER 31,

                                                 1996     1997

                                                 (IN THOUSANDS)
Accounts receivable                            $157,089 $161,908
Notes receivable                                 1,500    9,627
Accrued interest                                   928    3,982
Refundable income taxes                          9,414    1,941
Allowance for doubtful accounts                  (4,087)  (3,139)


                                               $164,844 $174,319


NOTE 6 -     MARKETABLE SECURITIES:

                                                   DECEMBER 31,

                                                  1996     1997

                                                 (IN THOUSANDS)
Current asset (available-for-sale) -
  Dresser Industries common stock               $142,478 $   -



Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC             $ 34,070 $170,000
  Dresser Industries common stock                  -       87,823
  Other common securities                         17,258   15,793


                                                $ 51,328 $273,616







          At December 31, 1997, Valhi held 3.1 million shares of Dresser common stock (aggregate cost of $25 million) with a quoted market price of $41.94 per share, or an aggregate market value of $129 million (1996: 5.5 million Dresser shares at a cost of $44 million with a quoted market price of $31 per share, or an aggregate market value of $169 million). Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Dresser shares, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. The Dresser shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Dresser shares. During 1996 and 1997, certain LYON holders exchanged their LYONs for 8,700 and
2.4 million Dresser shares, respectively. The Dresser stock was classified as a current asset at December 31, 1996 because the LYONs, which were redeemable at the option of the holder in October 1997, were classified as a current liability at such date. Both the LYONs and the Dresser stock are classified as noncurrent at December 31, 1997. See Note 10. Dresser is a supplier of products, services and project management for hydrocarbon energy-related activities utilized primarily in the oil and gas industry. Dresser (NYSE: DI) files periodic reports with the Securities and Exchange Commission.

    The Company's investment in The Amalgamated Sugar Company LLC (cost - $34 million) is discussed in Note 19. The aggregate cost of other available-for-sale securities (primarily common stocks) is approximately $11 million at December 31, 1997 (December 31, 1996 - $16 million).

NOTE 7 -     OTHER NONCURRENT ASSETS:

                                                  DECEMBER 31,

                                                 1996     1997

                                                 (IN THOUSANDS)
Loans and notes receivable:
  Snake River Sugar Company                    $  -     $80,000
  Other                                          4,740   12,183

                                                 4,740   92,183
  Less current portion                           1,500    9,627


  Noncurrent portion                           $ 3,240  $82,556



Other assets:
  Deferred financing costs                     $15,273  $11,646
  Intangible assets                             19,215    4,487
  Other                                         10,991   10,134


                                               $45,479  $26,267





    Loans to Snake River Sugar Company are discussed in Note 19. At December 31, 1997, other loans and notes receivable include a $1.5 million loan to the other owner of Waste Control Specialists which is collateralized by such owner's interest in Waste Control Specialists.


NOTE 8 -     INVESTMENT IN JOINT VENTURES:

                                                  DECEMBER 31,

                                                  1996    1997

                                                 (IN THOUSANDS)
Investments in:
  Ti02 manufacturing joint venture              $179,195 $170,830
  Waste Control Specialists LLC                   15,218   15,518
  Other                                            2,284    1,891

                                                  196,697 188,239


Loan to Waste Control Specialists LLC                -      4,000



                                                $196,697 $192,239






    TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries PLC ("ICI"), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. ICI has agreed to sell its Tioxide's non-North American operations to E.I. du Pont de Nemours & Co., subject to regulatory approval. ICI has announced it intends to sell Tioxide's remaining North American operations, including Tioxide's 50% interest in the joint venture, in a separate transaction. NL has advised ICI of its interest in acquiring the other half of the joint venture it does not currently own. LPC has long-term debt which is collateralized by the partnership interests of the partners and substantially all joint venture assets. The long-term debt consists of two tranches, one attributable to each partner, and each tranche is serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by LPC. Kronos' tranche of LPC's debt is reflected as outstanding indebtedness of the Company because Kronos has guaranteed the purchase obligation relative to the debt service of such tranche. See Note 10. The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense. Kronos' share of the production costs is reported as TiO2 cost of sales while Kronos' share of joint venture interest expense is reported as a component of interest expense. Summary income statements and balance sheets of the TiO2 joint venture are shown below.

                                      YEARS ENDED DECEMBER 31,

                                       1995      1996      1997

                                           (IN THOUSANDS)
Revenues and other income:
  Kronos                            $ 76,365  $ 74,916  $ 82,171
  Tioxide                             75,241    73,774    80,512
  Interest income                        653       518       636

                                     152,259   149,208   163,319

Cost and expenses:
  Cost of sales                      140,103   140,361   156,811
  General and administrative             385       377       355
  Interest                            11,771     8,470     6,153

                                     152,259   149,208   163,319

    Net income                      $   -     $   -     $   -





                                                  DECEMBER 31,

                                                 1996     1997

              ASSETS                             (IN THOUSANDS)
Current assets                                 $ 47,861 $ 41,602
Other assets                                     1,224      764
Property and equipment, net                     325,617  309,989



                                               $374,702 $352,355



   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                               $ 57,858 $ 42,429
  Tioxide tranche                                16,800    7,200
  Note payable to Tioxide                        21,000    9,000
Other liabilities, primarily current             14,084    8,466

                                                109,742   67,095

Partners' equity                                264,960  285,260

                                               $374,702 $352,355



     Waste Control Specialists LLC. Waste Control Specialists, formed in November 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission and the U.S. Environmental Protection Agency covering acceptance of wastes governed by the Resource Conservation Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"), and received its first wastes for disposal in February 1997. Waste Control Specialists is also seeking permits for, among other things, the processing, treatment, storage and disposal of low-level and mixed-level radioactive wastes.

     Waste Control Specialists reported net losses of $.5 million during the last two months of 1995, $6.4 million for 1996 and $12.7 million in 1997, all of which accrued to Valhi for financial reporting purposes. See Note 3. At December 31, 1997, total assets were $26 million and total Members' equity was $12.6 million (1996 - $19.1 million and $12.0 million, respectively.) Waste Control Specialists' assets consist principally of property and equipment related to the West Texas facility, and its liabilities consist principally of indebtedness, including $4 million owed to the Company at December 31, 1997.

     In 1997, the Company entered into a $10 million revolving credit facility with Waste Control Specialists. Borrowings by Waste Control Specialists bear interest at prime plus 1% (9.5% at December 31, 1997) and are due no later than December 31, 1998.

NOTE 9 -     ACCRUED LIABILITIES:

                                                   DECEMBER 31,

                                                 1996     1997

                                                 (IN THOUSANDS)
Current:
  Employee benefits                            $ 47,331 $ 44,457
  Environmental costs                             6,126   11,118
  Interest                                       11,157    7,019
  Plant closure costs                             7,669    3,289
  Miscellaneous taxes                             5,262      571
  Other                                          50,390   48,267



                                               $127,935 $114,721





Noncurrent:
  Insurance claims and expenses               $ 13,380 $ 13,674
  Employee benefits                              12,050  11,490
  Deferred income                                  -      1,480
  Other                                          3,807    1,536


                                              $ 29,237 $ 28,180






NOTE 10 -    NOTES PAYABLE AND LONG-TERM DEBT:

                                                 DECEMBER 31,

                                                1996       1997

                                                 (IN THOUSANDS)
Notes payable:
  Kronos - bank credit agreements (DM 40,000
and                                          $   25,732
   DM 25,000)
                                                        $  13,968
  Valhi - bank credit agreement                  13,000      -



                                             $   38,732 $  13,968




Long-term debt:
  Valhi:
    Liquid Yield Option NotesTM ("LYONsTM")  $  142,478 $   87,823
    Snake River Sugar Company                      -       250,000

  Valcor Senior Notes                            98,910      2,431

  NL Industries:
    Senior Secured Notes                       250,000    250,000
    Senior Secured Discount Notes              149,756    169,857
    Deutsche mark bank credit facility (DM
539,971                                        347,362    161,085

     and DM 288,322)
    Joint venture term loan                     57,858     42,429
    Rheox bank credit facility                  14,659    117,500
    Other                                        9,411      3,282


                                               829,046    744,153


  Other:
    Medite term loan                             3,727       -
    Sybra bank credit agreement                  1,081       -
    Sybra capital leases                         4,540       -
    Other                                          334        534


                                                 9,682        534

                                             1,080,116  1,084,941


  Less current maturities                      235,648     76,854


                                             $  844,468 $1,008,087







    Valhi. The zero coupon Senior Secured LYONs, $213 million principal amount at maturity in October 2007 outstanding at December 31, 1997, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by Valhi. The LYONs are secured by such Dresser shares held by Valhi. See Note 6. During 1996 and 1997, holders representing $600,000 and $165.3 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Dresser shares. The LYONs are redeemable, at the option of the holder, in October 2002 at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase dates). Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof. The LYONs were also redeemable at the option of the holder in October 1997 at $404.84 per $1,000 principal amount at maturity and, accordingly, the LYONs were classified as a current liability at December 31, 1996. Holders representing only a nominal amount of LYONs exercised their right to redeem the LYONs in October 1997 for an amount of cash equal to the accreted LYONs obligation at such date. The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date. At December 31, 1996 and 1997, the net carrying value of the LYONs per $1,000 principal amount at maturity was $376 and $412, respectively, and the quoted market price was $451 and $580, respectively.

     Valhi has a $15 million revolving bank credit facility which matures in March 1998, generally bears interest at LIBOR plus 1.5% and is collateralized by
4.8 million shares of NL common stock held by Valhi. Borrowings under this facility can only be used to fund purchases of additional shares of NL common stock. The agreement limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1997, the full amount of this facility was available for borrowing.

     Valhi's loans from Snake River Sugar Company are discussed in Note 19.

    NL Industries. NL's $250 million principal amount of 11.75% Senior Secured Notes due 2003 and $188 million principal amount at maturity ($100 million proceeds at issuance) of 13% Senior Secured Discount Notes due 2005 (collectively, the "NL Notes") are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the respective NL Notes (the "NL Mirror Notes"). The 11.75% Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of Rheox. In the event of foreclosure, the NL Note holders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the NL Notes, as described above, is the functional economic equivalent to a full, unconditional and joint and several guarantee by Kronos and Rheox.

    The 11.75% Notes and the 13% Discount Notes are redeemable, at NL's option, after October 2000 and October 1998, respectively, at redemption prices starting at 101.5% and declining to 100% (after October 2001) of the principal amount for the 11.75% Notes and starting at 106% and declining to 100% (after October 2001) of the accreted value of the 13% Discount Notes. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the NL Notes at 101% of the principal amount of the 11.75% Notes and 101% of the accreted value of the 13% Discount Notes. The NL Notes are issued pursuant to indentures which contain a number of covenants and restrictions which, among other things, restrict the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The 13% Discount Notes do not require semi-annual cash interest payments until April 1999. At December 31, 1996 and 1997, the net carrying value of the 13% Discount Notes per $1,000 principal amount of maturity was $799 and $906, respectively, (quoted market price - $863 and $996, respectively) and the quoted market price of the 11.75% Notes was $1,061 and $1,111, respectively, per $1,000 principal amount. See
Note 20.

     At December 31, 1997, the DM bank credit facility consists of a DM 188 million term loan and a DM 230 million revolver (DM 100 million outstanding). The term loan is due in 1998 and 1999, and the revolver is due in 2000. Borrowings bear interest at DM LIBOR plus 2.75% (6.3% at December 31, 1997), are collateralized by the stock of certain KII subsidiaries as well as certain Canadian and German assets. In addition, NL has guaranteed the facility. The interest rate on outstanding borrowings at December 31, 1996, when a lower DM LIBOR margin was in effect, was 4.8%. In accordance with the provisions of the DM credit agreement and as a result of higher than expected operating income for 1997 of NL's international operations, NL will prepay, in March 1998, DM 81 million ($45 million at December 31, 1997) of the term loan, of which DM 49 million will satisfy the September 1998 scheduled term loan payment and DM 32 million will reduce the March 1999 scheduled term loan payment.

    Borrowings under KLA's tranche of the joint venture term loan bear interest at LIBOR plus 1.625% (7.2% and 7.4% at December 31, 1996 and 1997, respectively) and are repayable in quarterly installments through September 2000. See Notes 8 and 20.

     At December 31, 1997, Rheox's bank credit facility consisted of a $117.5 million term loan due in quarterly installments through January 2004 and a $25 million revolver (nil outstanding) due no later than January 2004. Borrowings bear interest at LIBOR plus a margin of .75% to 1.75%, depending upon the level of a certain Rheox financial ratio (7.3% at December 31, 1997, inclusive of the margin), and are collateralized principally by the stock of Rheox and its U.S. subsidiaries. The interest rate on outstanding prime-rate borrowings under a prior Rheox bank credit facility at December 31, 1996 was 9.8%. NL used a portion of the net proceeds from the January 1998 sale of substantially all of Rheox's net assets to prepay and terminate this credit facility. See Note 20.

     In 1997, Rheox entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates of 5.25% and 8%, respectively, on $50 million principal amount of the variable-rate bank term loan through May 2001. Rheox is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although Rheox does not anticipate nonperformance by such parties. At December 31, 1997, the estimated fair value of such collar agreements was a nominal liability. Such fair value represents the amount Rheox would pay if it terminated the collar agreements at that date, and is based upon quotes obtained from the counter party financial institutions. These interest rate collar agreements were terminated in 1998 concurrent with the termination of the underlying credit facility.

    Notes payable consists of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.7% to 3.9% (1996 - 3.2% to 3.7%).

    Valcor. Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. At December 31, 1996 and 1997, the quoted market price of the Valcor Notes was $990 and $1,037 per $1,000 principal amount, respectively.

     In January 1997, Valcor purchased $3.8 million principal amount of its Senior Notes in open market transactions, substantially all at par value. In April 1997, Valcor purchased $27.6 million principal amount of its Senior Notes at par value pursuant to a tender offer. In September 1997, Valcor (i) completed a consent solicitation whereby holders approved certain amendments to the Valcor Senior Note Indenture which removed the restrictions which limited the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates and (ii) purchased $66.2 million principal amount of its Senior Notes for $1,057.50 per $1,000 principal amount pursuant to a subsequent tender offer. Valcor paid an aggregate of $685,000 for consent fees in the solicitation. Following these transactions, $2.4 million principal amount of Valcor Senior Notes remains outstanding. Funds for these repurchases of Valcor Senior Notes were provided primarily from the proceeds from the disposition of Medite and Sybra. See Note 18.

     Other. Medite's term loan was assumed by the purchaser of its Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 18.

     In February 1998, CompX obtained a new $100 million unsecured revolving bank credit facility. See Note 20.

    Aggregate maturities of long-term debt at December 31, 1997

Years ending December 31,                               AMOUNT

                                                    (IN THOUSANDS)
  1998                                              $   76,854
  1999                                                  91,840
  2000                                                  83,033
  2001                                                  22,990
  2002                                                 160,593
  2003 and thereafter                                  715,040

                                                     1,150,350
  Less unamortized OID on:
    Valhi LYONs                                        (47,766)
    NL Senior Secured Discount Notes                   (17,643)


                                                    $1,084,941





    The LYONs are reflected in the above table as due October 2002, the next date they are redeemable at the option of the holder, at the aggregate redemption price on such date of $135.6 million ($636.27 per $1,000 principal amount at maturity in October 2007).

    Other. In addition to the NL Notes discussed above, other credit agreements typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1997, the restricted net assets of consolidated subsidiaries approximated $112 million.

NOTE 11 -    OTHER INCOME:

                                         YEARS ENDED DECEMBER 31,

                                         1995      1996      1997

                                              (IN THOUSANDS)
Securities earnings:
  Dividends and interest               $12,981   $10,738  $ 60,206
  Securities transactions                1,225       138    48,920

                                        14,206    10,876   109,126
Litigation settlement gains, net          -        2,756      -
Technology fee income                   10,660     8,743      -
Currency transactions, net                 586     5,774     5,726
Pension and OPEB curtailment gains        -        5,900      -
Disposal of property and equipment      (2,695)        4     1,546
Other, net                               6,861     7,885     8,427


                                       $29,618   $41,938  $124,825





    Interest and dividend income in 1997 includes $25.4 million of distributions received from The Amalgamated Sugar Company LLC. See Note 19. Securities transactions in both 1996 and 1997 relate principally to dispositions of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Dresser shares. See Notes 6 and 10. The litigation settlement gains relate to settlement of certain litigation in which NL was a plaintiff, and the pension and OPEB curtailment gains resulted from NL's 1996 reduction of certain U.S. and Canadian, respectively, employee benefits.


NOTE 12 - STOCKHOLDERS' EQUITY:

                                          SHARES OF COMMON STOCK

                                      ISSUED  TREASURY  OUTSTANDING

                                             (IN THOUSANDS)
Balance at December 31, 1994         124,475  (10,077)    114,398

Issued                                   158     -            158
Other                                   -         (26)        (26)


Balance at December 31, 1995         124,633  (10,103)    114,530

Issued                                   135     -            135
Other                                   -         (23)        (23)


Balance at December 31, 1996         124,768  (10,126)    114,642

Issued                                   565     -            565
Other                                   -          (4)         (4)


Balance at December 31, 1997         125,333  (10,130)    115,203




    Treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. Under Delaware Corporation Law, all shares held by a majority-owned company are considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of February 28, 1998, the Company had purchased approximately 72,000 shares for an aggregate of $.7 million pursuant to such authorization.

    Options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of qualified incentive stock options, nonqualified stock options, restricted common stock and stock appreciation rights. Up to five million shares of Valhi common stock may be issued pursuant to this plan. Options are granted at a price not less than 85% of fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, forfeitable unless certain periods of employment are completed, is held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted.

     Outstanding options at December 31, 1997 expire at various dates through 2007, with a weighted-average remaining life of 6.5 years. At December 31, 1997, options to purchase 1.3 million Valhi shares were exercisable at prices ranging from $4.76 to $14.66 per share, or an aggregate amount payable upon exercise of $8 million. Of such exercisable options, 1 million options are exercisable at various dates through 2006 at prices lower than the December 31, 1997 market price of $9.44 per share for an aggregate amount payable upon exercise of $5.4 million. At December 31, 1997, options to purchase 581,000 shares are scheduled to become exercisable in 1998, and an aggregate of 5 million shares were available for future grants. During 1995, the exercise price of all options outstanding at December 31, 1994 was reduced by amounts ranging from $.24 to $.34 per share as a result of the Company's distribution to its stockholders of shares of Tremont Corporation.


     The following table sets forth changes in outstanding options during the past three years under all option plans in effect during such periods.

                                                         AMOUNT
                                              EXERCISE   PAYABLE
                                             PRICE PER    UPON
                                     SHARES     SHARE   EXERCISE

                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
Outstanding at December 31, 1994     5,336  $5.00-15.00 $ 39,664

Adjustment for Tremont Distribution   -        (.24 -     (1,603)
                                            .34)
Granted                                103   7.75- 8.00      822
Exercised                             (158)  4.76- 7.75     (873)
Canceled                               (69)  4.76-14.66     (745)


Outstanding at December 31, 1995     5,212   4.76-14.66   37,265

Granted                                295         6.38    1,881
Exercised                             (135)   4.76-5.72     (653)
Canceled                               (44)  5.48-14.66     (423)


Outstanding at December 31, 1996     5,328   4.76-14.66   38,070

Granted                                885         6.38    5,646
Exercised                             (565)  4.76- 8.16   (3,027)
Canceled                            (2,937)  4.76-14.66  (23,035)

Outstanding at December 31, 1997     2,711  $4.76-14.66 $ 17,654





     NL maintains incentive stock option plans that provide for the discretionary grant of NL restricted common stock, stock options and stock appreciation rights. At December 31, 1997, there were an aggregate of 2.8 million options outstanding to purchase NL common stock at prices ranging from $4.81 per share to $24.19 per share (aggregate amount payable to NL upon exercise - $34.8 million). At December 31, 1997, options to purchase 1.4 million NL shares were exercisable at prices lower than the December 31, 1997 quoted market price of $13.63 per NL share. The aggregate number of outstanding options to purchase NL common stock at December 31, 1997 represented approximately 5% of NL's outstanding common shares at that date. In March 1998, CompX granted options to purchase 440,000 shares of its common stock at the initial public offering price to the public of $20 per share.

     Had the Company and NL each elected to account for stock-based employee compensation for all awards granted after 1994 in accordance with the fair value based accounting method of SFAS No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's reported income from continuing operations and related per share amounts for 1995, 1996 and 1997 would not be material.


NOTE 13 - FINANCIAL INSTRUMENTS:

                                              DECEMBER 31,

                                         1996             1997

                                      CARRYING  FAIR   CARRYING    FAIR
                                       AMOUNT   VALUE    AMOUNT   VALUE

                                                (IN MILLIONS)
Cash and cash equivalents            $255.7    $255.7   $360.4   $  360.4

Marketable securities (available-for $159.7    $186.6   $273.6   $  314.8
sale)

Loans to Snake River Sugar Company   $  -      $  -     $ 80.0   $   84.0

Notes payable and long-term debt
(excluding
 capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs                      $142.5    $170.8   $ 87.8   $  123.6
    NL Senior Secured Notes           250.0     265.2    250.0      277.9
    NL Senior Secured Discount Notes  149.8     161.9    169.9      186.7
    Valcor Senior Notes                98.9      97.9      2.4        2.5
  Snake River Sugar Company loans       -         -      250.0      250.0
  Other fixed-rate debt                 3.9       4.0      -          -
  Variable rate debt                  469.2     469.2    338.3      338.3


Minority interest in NL common stock $  -      $246.9   $  -     $  297.4

Valhi common stockholders' equity    $303.9    $730.8   $384.9   $1,087.2



     Fair values of publicly-traded marketable securities are based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loans to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. See Notes 6, 10 and 19.

     Fair values of publicly-traded debt are based upon quoted market prices. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company have been estimated based on the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. See Note 19. Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

     The fair value of the 43% minority interest in NL Industries and of Valhi's common stockholders' equity are based upon quoted market prices for NL common stock (1996 - $10.88 per share; 1997 - $13.63 per share) and Valhi common stock (1996 - $6.38 per share; 1997 - $9.44 per share).
NOTE 14 - INCOME TAXES:

                                          YEARS ENDED DECEMBER 31,

                                          1995     1996       1997

                                                (IN MILLIONS)
Components of pre-tax income:
  United States:
    Contran Tax Group                    $(16.5)  $(22.5)   $ 49.5
    NL Tax Group                           41.8     49.0      16.9
    Equity in Amalgamated                   8.9     10.0       -

                                           34.2     36.5      66.4
  Non-U.S. subsidiaries                    49.3    (28.4)    (11.6)


                                         $ 83.5   $  8.1    $ 54.8



Expected tax expense, at U.S. federal
 statutory income tax rate of 35%        $ 29.2   $  2.8    $ 19.2
Non-U.S. tax rates                         (7.5)     (.6)      (.8)
Incremental U.S. tax and rate
differences
 on equity in earnings of non-tax grou     19.7     (5.3)     (5.1)
 companies
U.S. state income taxes, net                1.2      (.2)      2.8
Change in NL's deferred income
 tax valuation allowance                   (9.6)     3.0       8.7
No tax benefit for goodwill                 2.9      3.1       3.2
amortization

Rate change adjustment of deferred         (7.6)     -        -
taxes
Other, net                                  (.3)    (1.7)      (.4)


                                         $ 28.0   $  1.1    $ 27.6



Components of income tax expense:
  Currently payable:
    U.S. federal and state               $ (5.7)  $ (3.7)   $ 21.2
    Non-U.S.                               45.4     13.7      25.2

                                           39.7     10.0      46.4

  Deferred income taxes:
    U.S. federal and state                 12.6    (12.5)     (7.5)
    Non-U.S.                              (24.3)     3.6     (11.3)

                                          (11.7)    (8.9)    (18.8)


                                         $ 28.0   $  1.1    $ 27.6



Comprehensive provision (benefit) for
 income taxes allocable to:
  Continuing operations                  $ 28.0   $  1.1    $ 27.6
  Discontinued operations                   8.3     25.1      14.2
  Extraordinary item                        -        -        (2.3)
  Stockholders' equity, principally
   deferred taxes allocable to
adjustments                               10.7       6.6      33.5

   components

                                         $ 47.0   $ 32.8    $ 73.0





     The components of the net deferred tax liability at December 31, 1996 and 1997, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. All of the deferred tax valuation allowance relates to NL tax jurisdictions, principally the U.S. and Germany.


                                              YEARS ENDED DECEMBER 31,

                                                1995     1996    1997

                                                    (IN MILLIONS)
Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which NL believes do not meet
   the "more-likely-than-not" recognition
   criteria                                   $ -        $ 3.0  $  8.7
  Change in estimate of the future tax
benefit
   of certain tax credits which NL believes
   satisfies the "more-likely-than-not"          (9.6)     -       -
   recognition criteria
  Foreign currency translation                    6.5     (5.9)  (12.3)
  Offset to the increase in gross deferred
   income tax assets resulting from
   recharacterization of certain tax
   attributes due primarily to changes in
   certain tax return election                   34.2      -       -
  Offset to the change in gross deferred
   income tax assets due to dual residency
   status of a NL subsidiary and
   redetermination of certain U.S. tax
   attributes                                     -       14.5   (14.9)


                                                $31.1    $11.6  $(18.5)






                                                DECEMBER 31,

                                          1996           1997

                                        ASSETS  LIABILITIES  ASSETS  LIABILITIES

                                             (IN MILLIONS)
Tax effect of temporary differences
related to:
  Inventories                           $   4.1  $  (6.1)   $  4.2     $  (2.8)
  Marketable securities                     -      (34.1)      -         (87.9)
  Natural resource properties               -       (6.6)      -          (6.1)
  Property and equipment                     .5   (172.6)      -        (153.8)
  Accrued OPEB cost                        21.5      -         19.8       -
  Accrued environmental liabilities an
   other deductible differences            97.3      -        102.3       -
  Other taxable differences                 -     (144.1)      -        (116.7)
  Investments in subsidiaries and
affiliates not                             53.1    (18.1)      78.8      (17.6)
   members of the Contran Tax Group
  Tax loss and tax credit carryforward    205.5      -        167.7       -
Valuation allowance                      (207.1)    -        (188.6)      -

    Adjusted gross deferred tax assets    174.9   (381.6)     184.2     (384.9)
(liabilities)
Netting of items by tax jurisdiction     (173.1)   173.1     (176.6)     176.6

                                            1.8   (208.5)       7.6     (208.3)
Less net current deferred tax asset         1.6    (30.5)       7.5        (.9)
(liability)

    Net noncurrent deferred tax asset   $    .2  $(178.0)   $    .1    $(207.4)
(liability)



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

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. During 1997, NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and NL expects to pay DM 9 million ($5 million) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain tax assessments aggregating DM 119 million ($66 million), including non-income tax related items and interest, for the years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million), including non-income tax related items and interest, for 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected to be required until the litigation is resolved. A 1997 German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining German tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities which aggregates DM 121 million. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 94 million ($53 million at December 31, 1997) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million ($3 million at December 31, 1997) lien on the same facility in favor of the German federal tax authorities.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1997) relating to 1994. NL has appealed this assessment and expects to litigate this issue.

     No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    NL utilized foreign tax credit carryforwards of $11 million in 1995, $2 million in 1996 and $5 million in 1997, and utilized U.S. net operating loss carryforwards of $8 million in 1995 and $26 million in 1997, to reduce its current year U.S. federal income tax expense. At December 31, 1997, for U.S. federal income tax purposes, NL had approximately $19 million of foreign tax credit carryforwards expiring during (1998 through 2001) and approximately $12 million of alternative minimum tax credit carryforwards with no expiration date. NL also had approximately $350 million of income tax loss carryforwards in Germany with no expiration date.

NOTE 15 - EMPLOYEE BENEFIT PLANS:

    Defined contribution plans. A majority of the Company's full-time U.S. employees are eligible to participate in various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments and charged to continuing operations approximated $2.2 million in each of 1995 and 1996 and $2.4 million in 1997.

    Defined benefit plans. The Company maintains various defined benefit pension plans covering substantially all full-time employees. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements. Medite maintained a defined benefit pension plan covering substantially all of its full-time Irish employees, which plan was assumed by the purchaser upon sale of Medite's Irish subsidiary in November 1996. Medite maintains a plan covering its U.S. employees, and substantially all remaining employees ceased to accrue benefits in 1997 upon the sale of Medite's Oregon MDF and timber conversion facilities. See Note 18. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1997 by approximately $38 million.

    The rates used in determining the actuarial present value of benefit obligations are presented in the table below.

                                                   DECEMBER 31,

                                         1995         1996         1997

Discount rate                          7.5%-8.5%    6.5%-8.5%   6% - 8.5%
Rate of increase in future
 compensation levels                   3.5%-6%      3.5%-6%     3% - 6%
Long-term rate of return on assets     7.5%-10%     7%  -10%    6% - 10%


    Plan assets are primarily investments in U.S. and non-U.S. corporate equity and debt securities, short-term investments, mutual funds and group annuity contracts. A nominal amount of the aggregate plan assets at December 31, 1996 and 1997 consists of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates, including Contran and certain Contran affiliates. Assets of the combined investment fund are primarily investments in corporate equity and debt securities, short-term cash investments and notes collateralized by residential and commercial real estate.

     The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost are set forth below. Approximately 75% of the unfunded amounts of plans for which plan assets are less than the accumulated benefit obligation at December 31, 1997 relate to certain of NL's non-U.S. plans, and substantially all of the remainder relates to certain of NL's U.S. plans. Net periodic pension cost related to the Company's consolidated business segments and charged to continuing operations is presented in the table below. Net periodic pension cost related to Amalgamated's plans approximated $2 million in each of 1995 and 1996, and net periodic pension cost related to Medite's plans, included in discontinued operations, was not material in any of the past three years.

                                        YEARS ENDED DECEMBER 31,

                                       1995      1996      1997

                                            (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits             $  4,457  $  3,642   $  4,440
  Interest cost on PBO               18,008     16,795     16,695
  Actual return on plan assets      (16,943)   (16,700)   (19,786)
  Net amortization and deferral       (2,208)      219      2,837


                                    $  3,314  $  3,956   $  4,186




                                         PLAN ASSETS       ACCUMULATED
                                           EXCEED            BENEFITS
                                         ACCUMULATED    EXCEED PLAN ASSETS
                                          BENEFITS


                                        1996     1997     1996      1997

                                                 (IN THOUSANDS)
Actuarial present value of benefit
obligations:
  Vested benefits                     $48,953 $51,474  $191,939  $184,299
  Nonvested benefits                    4,075   4,483     9,966     8,448


  Accumulated benefit obligations     53,028  55,957   201,905    192,747
  Effect of projected salary increases  7,598   6,691    26,311    22,836


  Projected benefit obligations       60,626  62,648   228,216    215,583
("PBO")
Plan assets at fair value              78,511  73,446   149,660   151,721


Plan assets over (under) PBO          17,885  10,798   (78,556)   (63,862)
Unrecognized net loss from experience
different                             3,567   9,778                11,997
 from actuarial assumptions
Unrecognized prior service cost, net  3,838   3,799       791         715
Unrecognized net obligations (assets)
being amortized                        (469)   (527)                1,537

 over periods of 9 to 18 years
Adjustment to recognize minimum
liability

Total prepaid (accrued) pension cost  24,821  23,848   (65,270)   (53,958)
Current portion and reclassification,     492     263     6,055     8,317
net

    Noncurrent prepaid (accrued)      $25,313 $24,111  $(59,215) $(45,641)
pension cost




    Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Medical claims are funded as incurred, net of any contributions by the retirees. Under plans currently in effect, some currently active employees of NL may become eligible for postretirement health care benefits if they reach retirement age while working for the applicable subsidiary. At December 31, 1996 and 1997, substantially all of the Company's aggregate accrued OPEB cost relates to NL. In 1989, NL began phasing out OPEB benefits for currently active U.S. employees over a ten-year period. The majority of NL retirees are required to contribute a portion of the cost of their benefits. Health care benefits for certain current and future NL retirees are reduced at age 65.

    The rates used in determining the actuarial present value of benefit obligations are presented in the table below. At December 31, 1997, the expected rate of increase in future health care costs is 7% in 1998, gradually declining to 5% in 2000 and thereafter.

                                            DECEMBER 31,

                                     1995      1996       1997

Discount rate                        7.5%      7.5%        7%
Rate of increase in future
 compensation levels               4%-4.5%     6%          6%
Long-term rate of return on           9%       9%          9%
assets



    The components of the periodic OPEB cost and accumulated OPEB obligation are set forth below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $100,000 in 1997, and the actuarial present value of accumulated OPEB obligations at December 31, 1997 would have increased $1.2 million. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1997 by approximately $3 million. Net periodic OPEB cost related to the Company's consolidated business segments and charged to continuing operations is presented in the table below. Net periodic OPEB cost related to Amalgamated approximated $1.5 million in each of 1995 and 1996.



                                                  DECEMBER 31,

                                                  1996      1997

                                                  (IN THOUSANDS)
Actuarial present value of accumulated OPEB
obligations:
  Retiree benefits                              $41,826  $34,231
  Other fully eligible active plan participants     865      824
  Other active plan participants                  2,394    2,264

                                                 45,085   37,319
Plan assets at fair value                         6,689    6,527

                                                 38,396   30,792
Unrecognized net gain from experience different
 from actuarial assumptions                       7,096   11,719
Unrecognized prior service credit                16,259   14,171


Total accrued OPEB cost                          61,751   56,682
Less current portion                              5,494    5,409


  Noncurrent accrued OPEB cost                  $56,257  $51,273





                                       YEARS ENDED DECEMBER 31,

                                        1995    1996     1997

                                            (IN THOUSANDS)
Net periodic OPEB cost:
  Service cost benefits               $   101  $   112 $   105
  Interest cost on accumulated
   OPEB obligation                      4,415    3,995   3,166
  Actual return on plan assets           (637)    (596)   (584)
  Net amortization and deferral        (1,870)  (1,473) (2,413)


                                      $ 2,009  $ 2,038 $   274







NOTE 16 - RELATED PARTY TRANSACTIONS:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. Corporations that may be deemed to be controlled by or affiliated with Mr. Simmons sometimes engage in (a) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account, and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties, and (b) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases, and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties and have included transactions which resulted in the acquisition by one related party of a publicly-held minority equity interest in another related party. The Company continuously considers, reviews and evaluates, and understands that Contran and related entities consider, review and evaluate such transactions. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more such transactions in the future. See Note 20.

    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     Receivables from and payables to affiliates are summarized in the table below.

                                                   DECEMBER 31,

                                                  1996     1997

                                                 (IN THOUSANDS)
Receivables from affiliates:
  Net dividend receivable from Amalgamated      $11,518  $   -
  Other                                           2,413      104



                                                $13,931  $   104



Payables to affiliates:
  Income taxes payable to Contran               $29,633  $19,472
  Demand loan from Contran                        7,244      -
  Tremont Corporation                             3,529    3,354
  Louisiana Pigment Company                       6,677    8,513
  Other, net                                        304     (343)


                                                $47,387  $30,996




    Amounts receivable from Amalgamated were collected in January 1997.  See
Note 19. Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 8), and amounts payable to Tremont Corporation relate to NL's Insurance Sharing Agreement discussed below.

    Loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $1.1 million in 1995, $101,000 in 1996 and $1.4 million in 1997; related party interest expense was nominal in each of the past three years. See Note 20.

    Under the terms of Intercorporate Services Agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to NL) were approximately $500,000 in each of 1995, 1996 and 1997. Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 8. Other charges from corporate related parties for services provided in the ordinary course of business were less than $250,000 in each of the past three years. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

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

    COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1997, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $5 million over the next seven years and the Cancer Research Agreement, as amended, provides for funds of up to $15.1 million over the next 13 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of 1995, 1996 and 1997. The Company currently expects to make capital contributions to COAM of approximately $2 million in 1998.

     A wholly-owned subsidiary of the Company has agreed to provide certain research, laboratory and quality control services to The Amalgamated Sugar Company LLC. The agreement also grants The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC was $810,000 in 1997. The Amalgamated Sugar Company LLC has also agreed to provide certain administrative services to the subsidiary, and the cost of such services is netted against the agreed-upon research and development services fee.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 1996 and 1997, no assets for recoveries have been recognized.

     The Company adopted the recognition requirements of Statement of Position ("SOP") No. 96-1, Environmental Remediation Liabilities, in the first quarter of 1997. The new rule, among other things, expands the types of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new SOP, the Company recognized a noncash pre-tax charge of $30 million ($19.5 million, or $.17 per share, net-of-tax) related to environmental matters at NL, which is comprised primarily of estimated future undiscounted expenditures (principally legal and professional fees) associated with managing and monitoring existing environmental remediation sites. Previously, such expenditures were expensed as incurred.

    Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or of investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs and/or damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1997, NL had accrued $135 million with respect to those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.


    Certain other information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Chemicals" of this Annual Report on Form 10-K.

     At December 31, 1997, Medite has accrued approximately $3 million for the estimated cost to complete environmental remediation efforts at certain of its current and former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. None of these facilities are the subject of any litigation, administrative proceeding or investigation.

    The Company has also accrued approximately $2 million at December 31, 1997 in respect of other environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.

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

     In November 1991, a purported derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County (Alan Russell Kahn v. Tremont Corporation, et al., No. 12339), in connection with Tremont's agreement to purchase 7.8 million NL common shares from Valhi. In addition to Tremont, the complaint names as defendants the members of Tremont's board of directors and Valhi. The complaint alleges, among other things, that Tremont's purchase of the NL shares constitutes a waste of Tremont's assets and that Tremont's board of directors breached their fiduciary duties to Tremont's public stockholders and seeks, among other things, to rescind Tremont's consummation of the purchase of the NL shares and award damages to Tremont for injuries allegedly suffered as a result of the defendants' wrongful conduct. In March 1996, the court ruled in favor of the defendants, including Valhi, and concluded that Tremont's purchase did not constitute an overreaching of Tremont by the controlling shareholder (Valhi), that Tremont's purchase price for the NL shares was fair and that in all other respects the transaction was fair to Tremont. In June 1996, the plaintiffs filed an appeal, with the Delaware Supreme Court. A hearing before a three-judge panel of the Supreme Court was held in December 1996, and an en banc hearing before the full Supreme Court was held in February 1997. In June 1997, the full Supreme Court reversed and remanded to the lower court for further proceedings the trial court ruling in favor of the defendants. Oral arguments upon remand were heard in October 1997, and the judge requested additional testimony. In March 1998, Valhi reached an agreement to settle this matter. Under the stipulation of settlement, in which the defendants denied any wrongdoing, Valhi would transfer to Tremont 1.2 million shares of NL common stock held by Valhi, subject to adjustment based upon the market price of NL shares at the time of closing, up to a maximum of 1.4 million NL shares and a minimum of 1 million NL shares. Valhi may, at its option, transfer cash or cash equivalents in lieu of all or a portion of such NL shares based on the market price of NL common stock on the time of transfer. The settlement is subject to, among other things, approval by the court and, if approved, is expected to close in the second or third quarter of 1998. There can be no assurance that any such settlement will become effective. The Company has made no provision for any such settlement at December 31, 1997. At December 31, 1997, the net carrying value of the Company's investment in NL was $3.83 per NL share held, and the market price of NL common stock was $13.63 per share.

     In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV 96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The complaint seeks, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. Defendant filed a motion to dismiss, and also filed a counterclaim demanding that Medite pay an approximately $5 million termination penalty contained in the contract. Medite does not believe the termination penalty clause applies due to, among other things, the force majeure provisions of the contract. Discovery has been completed, and a trial is currently expected to begin in the spring of 1998.
The Company does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     In November 1995, a complaint was filed against Medite in the U.S. District Court for the Western District of Oklahoma (Midgard Corporation v. Medite of New Mexico, Inc., et al., CIV 95-1807-A) alleging, among other things, that Medite breached Midgard's purportedly exclusive territorial supply contract by purchasing certain raw materials from a third party located in Oklahoma City. The complaint seeks, among other things, $4 million in compensatory damages and $100 million in punitive damages. Medite has answered the complaint denying liability. A trial was held in the summer of 1997, and in September 1997 the jury awarded damages to the plaintiff of approximately $1.6 million. Medite has appealed the ruling. The Company believes the complaint is without merit, intends to defend the action vigorously and does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     In September 1996, a complaint was filed in the Superior Court of New Jersey, Bergen County, Chancery Division (Frank D. Seinfeld v. Harold C. Simmons, et al., No. C-336-96) against Valhi, NL and certain current and former members of NL's board of directors. The complaint, a derivative action on behalf of NL, alleges, among other things, that NL's August 1991 "Dutch auction" tender offer was an unfair and wasteful expenditure of NL's funds. The complaint seeks, among other things, to rescind NL's purchase of approximately
10.9 million shares of its common stock from Valhi pursuant to the Dutch auction, and the plaintiff has stated that damages sought are $149 million. The Company and the other defendants have answered the complaint and have denied all allegations of wrongdoing. In March 1998, Valhi reached an agreement to settle this matter. Under the stipulation of settlement, in which the defendants denied any wrongdoing, Valhi would transfer to NL 750,000 shares of NL common stock held by Valhi, subject to adjustment based upon the market price of NL shares at the time of closing, up to a maximum of 825,000 NL shares and a minimum of 675,000 NL shares. Valhi may, at its option, transfer cash or cash equivalents in lieu of all or a portion of such NL shares based on the market price of NL common stock on the time of transfer. The settlement is subject to, among other things, approval by the court and, if approved, is expected to close in the second or third quarter of 1998. There can be no assurance that any such settlement will become effective. The Company has made no provision for any such settlement at December 31, 1997. At December 31, 1997, the net carrying value of the Company's investment in NL was $3.83 per NL share held, and the market price of NL common stock was $13.63 per share.

    NL has been named as a defendant in various lawsuits alleging personal injuries as a result of exposure to asbestos in connection with formerly-owned operations. Various of these actions remain pending. Discovery is proceeding in one such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia Nos. 93-C-362, et al.), involving approximately 3,100 plaintiffs. NL intends to defend these matters vigorously. NL has reached an agreement to settle this case.

    In July 1995, twelve plaintiffs brought an action against NL and various other defendants, Rhodes, et al. v. ACF Industries, Inc., et al. (Circuit Court of Putnam County, West Virginia, No. 95-C-261). Plaintiffs allege that they were employed by demolition and disposal contractors, and claim that as a result of the defendants' negligence they were exposed to asbestos during demolition and disposal of materials from the defendants' premises in West Virginia. Plaintiffs allege personal injuries and seek compensatory damages totaling $18.5 million and punitive damages totaling $55.5 million. NL has filed an answer denying plaintiffs' allegations. An agreement has been reached settling this matter, with NL being indemnified by another party.

     In March 1997, NL was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas (Ernest Hughes, et al. v. Owens-Corning Fiberglass Corporation, et al., No. 97-C-051) on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos, and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs are refiling their cases in Ohio. NL is also a defendant in approximately 1,000 additional asbestos cases pending in Ohio, the first of which is scheduled for trial in the third quarter of 1998.

     In October 1997, a complaint was filed against Medite Corporation in the U.S. District Court for the District of Oregon (Rogue Resources LLC v. Medite Corporation, No. CV97-1549) alleging breach of contract in connection with Medite's 1996 sale of its timber and timberlands to Rogue Resources. The complaint seeks damages of approximately $615,000 plus plaintiff's costs, attorney fees and litigation expenses. Medite has answered the complaint, denying any liability. Medite believes the complaint is without merit, intends to defend the action vigorously and does not expect the resolution of this matter to have a material adverse impact on its consolidated financial position, results of operations or cash flows.

     At the DOE's request, Waste Control Specialists previously submitted a proposal to the DOE for the disposal at its West Texas facility of DOE-generated low-level and mixed-level radioactive wastes. Currently, the DOE only has one off-site source for disposal of such wastes at a competitor's facility in Utah. After several months of discussions, the DOE rejected Waste Control Specialists's proposal. Waste Control Specialists believed the DOE acted arbitrarily and capriciously and not in accordance with applicable law when it rejected such proposal, and in response filed a lawsuit in federal court against the DOE (Waste Control Specialists LLC v. United States Department of Energy, et al., U.S. District Court for the Northern District of Texas, Civil Action No. 7-97CV-202-X). The complaint seeks, among other things, (i) a preliminary injunction to enjoin the DOE during the pendency of the proceedings from refusing to accept any bid by Waste Control Specialists or to award any contract to Waste Control Specialists for the disposal of DOE-generated low-level and mixed-level radioactive wastes on the grounds that Waste Control Specialists is not legally authorized to receive such wastes, (ii) a declatory judgment that Waste Control Specialists's proposal is authorized by applicable law and (iii) a remand of Waste Control Specialists's proposal back to the DOE for the DOE's reconsideration. In October 1997, the court granted plaintiff a preliminary injunction against the defendants which, among other things, stipulates that during the pendency of the proceedings the DOE is enjoined from denying any bid from Waste Control Specialists or from awarding any contract to Waste Control Specialists for the disposal of DOE-generated low-level and mixed radioactive waste on the grounds that (i) Waste Control Specialists is not or cannot be licensed by the state of Texas for the disposal of such wastes or (ii) Waste Control Specialists is not licensed by the Nuclear Regulatory Commission for the disposal of such wastes. The DOE has appealed the ruling to the U.S. Court of Appeals for the Fifth Circuit.

     In January 1998, a complaint was filed by a former employee of Waste Control Specialists in the 125th Judicial District Court for the State of Texas against Waste Control Specialists (Kenneth F. Jackson v. Waste Control Specialists LLC, et al., No. 98-01213) seeking, among other things, damages not in excess of $3 million for the defendants' alleged breach of plaintiff's employment contract. Waste Control Specialists believes the complaint is without merit, intends to defend the action vigorously and will answer the complaint denying all liability.

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

    Concentrations of credit risk. Sales of TiO2 accounted for approximately 85% to 90% of NL's sales in each of the past three years. TiO2 is sold to the paint, paper and plastics industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of NL's sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with approximately one-third attributable to North America.

    Component products are sold primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, the ten largest customers accounted for approximately one-third of component products sales with at least five of such customers in each year located in the U.S.

     At December 31, 1997, consolidated cash and cash equivalents includes $53 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1996 - $53 million), of which $45 million are held in trust for the Company by a single U.S. bank (1996 - $53 million). In addition, at December 31, 1997, consolidated cash and cash equivalents included approximately $239 million invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less (1996 - $120 million).

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

    The Company also leases various other manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases.

    Net rent expense related to the Company's consolidated business segments charged to continuing operations approximated $10 million in 1995 and $13 million in each of 1996 and 1997. At December 31, 1997, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                AMOUNT

                                                     (IN THOUSANDS)

  1998                                                 $ 4,513
  1999                                                   2,736
  2000                                                   1,546
  2001                                                   1,260
  2002                                                   1,093
  2003 and thereafter                                   18,695


                                                       $29,843





    Capital expenditures. At December 31, 1997 the estimated cost to complete capital projects in process approximated $4 million, all of which relates to NL's TiO2 facilities.

    TiO2 raw material supply contract. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2000. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $101 million.

    Royalties. Royalty expense, which relate principally to the volume of certain Canadian-produced component products sold in the United States, was $622,000 in 1995, $601,000 in 1996 and $849,000 in 1997.

     Valhi share purchase plan. In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. See Note 20.

NOTE 18 -    DISCONTINUED OPERATIONS:

    Discontinued operations are comprised of the following:

                                        YEARS ENDED DECEMBER 31,

                                         1995     1996     1997

                                            (IN THOUSANDS)
Medite Corporation                     $10,607  $37,819  $13,804
Sybra, Inc.                              3,015    4,162   19,746


                                       $13,622  $41,981  $33,550





     Medite. In October 1996, Medite Corporation sold its timber and timberlands for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. In November 1996 Medite sold its Irish medium density fiberboard ("MDF") subsidiary for approximately $61.5 million cash consideration plus the assumption of approximately $21 million of Irish bank debt. In February 1997, Medite sold its Oregon MDF facility for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's smaller stud lumber and veneer facilities were closed and sold in 1997 for aggregate cash consideration approximating previously-estimated net realizable value. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     As is customary in transactions of these types, Medite has made certain representations and warranties to the respective purchasers concerning, among other things, the assets sold. Medite has agreed to indemnify the three purchasers for up to an aggregate of $6.5 million for certain breaches of these representations and warranties. As part of the transactions, Valhi has agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations. See Note 17.

     Medite's 1996 results include a $24 million pre-tax charge for the estimated costs of permanently closing its New Mexico MDF plant, and a $13 million pre-tax charge for the estimated costs of permanently closing its two Oregon timber conversion facilities. Approximately $26 million of such charges represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans.

Approximately $11 million of the charge represents workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $7 million had been paid at December 31, 1997 (approximately $3 million paid at December 31, 1996). Substantially all of the building and equipment from the New Mexico facility and the two small Oregon timber conversion facilities have been sold for cash consideration approximating the previously-estimated net realizable value.

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



                                         YEARS ENDED DECEMBER 31,

                                           1995    1996    1997

                                              (IN MILLIONS)
Operations of Medite:
  Net sales                               $200.0  $171.1   $24.1



  Operating income (loss)                 $ 25.2  $ (7.9)  $ 1.5
  Interest expense and other, net           (8.2)   (6.7)    (.4)

    Pre-tax income (loss)                   17.0   (14.6)    1.1
  Income tax expense (benefit)               6.4    (4.1)     .5

                                            10.6   (10.5)     .6

Net gain on disposal:
  Pre-tax gain                               -      75.1    22.3
  Income tax expense                        -       26.8     9.1

                                            -       48.3    13.2



                                          $ 10.6  $ 37.8   $13.8







     A condensed balance sheet for Medite at December 31, 1996, included in the Company's consolidated balance sheet, is presented below.

                                                       AMOUNT

                                                    (IN MILLIONS)
Current assets                                           $21.2
Property and equipment, net                               18.2
Property held for sale and other assets                    4.8


                                                         $44.2



Current liabilities                                      $17.6
Long-term debt                                             3.7
Deferred income taxes                                      1.6
Other liabilities                                          3.0
Stockholder's equity (*)                                  18.3


                                                         $44.2


* Eliminated in consolidation.





     At December 31, 1997, only a nominal amount of assets and liabilities related to Medite remain.

    Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                          YEARS ENDED DECEMBER 31,

                                            1995    1996     1997

                                                (IN MILLIONS)
Cash flows from operating activities       $ 18.5  $ 24.9   $(42.1)


Cash flows from investing activities:

  Capital expenditures                      (12.3)  (13.3)     -
  Proceeds from disposal of business units    -     179.1     38.3
  Other, net                                  (.2)     .1      (.4)

                                            (12.5)  165.9     37.9


Cash flows from financing activities:
  Indebtedness, net                         (13.8)  (64.0)     -
  Other, net                                  2.9     -        -

                                            (10.9)  (64.0)     -



                                           $ (4.9) $126.8   $ (4.2)





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

     As is customary in transactions of these types, Valcor made certain representations and warranties to the purchaser of Sybra's assets and Sybra's common stock concerning, among other things, the assets sold. Valcor has agreed to indemnify the two purchasers for up to an aggregate of $4 million for certain breaches of these representations and warranties. The Company does not currently expect to be required to perform under any of these indemnification obligations.

     Condensed income statement data for Sybra through the date of disposal, and a condensed balance sheet for Sybra at December 31, 1996 included in the Company's consolidated balance sheet, are presented below. Interest expense represents interest on indebtedness of Sybra. The gain on disposal includes both Sybra's sale of its restaurant real estate and Valcor's sale of Sybra's common stock. The provision for income taxes applicable to the pre-tax gain on disposal varies from the 35% federal statutory rate due principally to the excess of tax basis over book basis of the common stock of Sybra sold for which no deferred income tax benefit was previously recognized.

                                       YEARS ENDED DECEMBER 31,

                                         1995    1996      1997

                                             (IN MILLIONS)
Operations of Sybra:


  Net sales                             $115.4  $116.0    $37.9




  Operating income                      $  7.5  $  8.9    $ 1.7
  Interest expense and other, net         (2.6)   (2.3)     (.6)

    Pre-tax income                         4.9     6.6      1.1
  Income tax expense                       1.9     2.4       .5

                                           3.0     4.2       .6

Net gain on disposal:

  Pre-tax gain                              -        -     23.2
  Income tax expense                        -        -      4.1

                                            -        -     19.1


                                        $  3.0  $  4.2    $19.7




                                                       AMOUNT

                                                   (IN MILLIONS)

Current assets                                          $ 6.0
Intangible assets                                        16.0
Property and equipment, net                              53.6


                                                        $75.6





Current liabilities                                     $14.4
Long-term debt                                            4.7
Loan payable to Valcor (*)                               20.0
Other liabilities                                         1.4
Stockholder's equity (*)                                 35.1


                                                        $75.6




(*) Eliminated in consolidation

     Condensed cash flow data for Sybra through the date of disposal (excluding dividends paid to and intercompany loans with Valcor, but including the net proceeds from Valcor's sale of Sybra's common stock) is presented below.

                                      YEARS ENDED DECEMBER 31,

                                      1995      1996      1997

                                           (IN MILLIONS)
Cash flows from operating           $  8.5     $ 12.9     $(1.1)
activities

Cash flows from investing
activities:
  Capital expenditures               (12.0)      (6.1)     (1.8)
  Proceeds on disposal of assets       -          -        55.3
  Other, net                            .2        (.1)       .4

                                     (11.8)      (6.2)     53.9


Cash flows from financing
activities -
                                      10.3      (16.5)     22.4
  Indebtedness, net


                                    $  7.0     $ (9.8)    $75.2







NOTE 19 - TRANSFER OF CONTROL OF THE AMALGAMATED SUGAR COMPANY:

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

     Also as part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. These loans bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in the LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. See Note 10. Under certain conditions, up to $37.5 million of such loans may become recourse to Valhi.

     In connection with the transaction, Valhi provided $180 million of loans to Snake River in January 1997 (the "Snake River Loan"), of which $100 million was prepaid in May 1997 when Snake River obtained an equal amount of third-party term loan financing. Valhi's remaining $80 million loan to Snake River is unsecured, is subordinate to Snake River's third-party term loan and bears interest at a fixed rate of 10.99% through 1998 and 12.99% for 1999 through 2010, with all principal due in 2010. Covenants contained in Snake River's third-party term loan allow Snake River to generally pay $400,000 to Valhi for monthly installments for debt service on the Snake River Loan, and also allow for an additional annual payment on the Snake River Loan based on Snake River's excess cash flow, as defined. Under certain conditions, Valhi is required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party term loan as a condition to permit continued repayment of the Snake River Loan. Also in connection with the transaction, Valhi provided a $12 million loan to Snake River Farms II, a subsidiary of Snake River, in connection with the transaction. This loan was fully repaid in 1997.

     The Company and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year, with a preferential 95% going to the Company. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC. In addition, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River, and under the terms of the LLC Company Agreement, Snake River would contribute to the LLC the cash received from calling such loans to satisfy all or a substantial portion of the redemption price.

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

     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. At December 31, 1996, the Company reported the net assets contributed to the LLC at cost. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $25.4 million in 1997) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's 1995 and 1996 results of operations and cash flows are reported by the equity method. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value starting in 1997. See Note
6. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.


     Condensed income statement data for Amalgamated for 1995 and 1996 is presented below.

                                            YEARS ENDED DECEMBER 31,

                                                1995        1996

                                                 (IN MILLIONS)
Net sales:
  Refined sugar                               $492.6      $455.7
  By-products and other                         48.7        38.3


                                              $541.3      $494.0



Operating income:
  FIFO basis                                  $ 26.0      $ 39.3
  LIFO adjustment                                 .8       (15.5)

                                                26.8        23.8

General corporate items, net                      .3         -
Interest expense                               (13.4)       (8.6)

                                                13.7        15.2

Income tax expense                               4.8         5.2


    Net income                                $  8.9      $ 10.0





     Condensed cash flow data for Amalgamated (excluding dividends paid to and intercompany loans with Valhi) is presented below.

                                            YEARS ENDED DECEMBER 31,

                                                1995        1996

                                                 (IN MILLIONS)
Cash flows from operating activities           $ 41.7      $ 24.6


Cash flows from investing activities:
  Capital expenditures                          (24.0)      (13.7)
  Other, net                                      -            .2

                                                (24.0)      (13.5)


Cash flows from financing activities -
 Indebtedness, net                              (20.2)        4.3



                                               $ (2.5)     $ 15.4




NOTE 20 - SUBSEQUENT EVENTS:

     NL. In January 1998, NL completed the disposition of its specialty chemicals business unit conducted by Rheox for $465 million cash consideration, including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A portion of the net proceeds were used to prepay and terminate Rheox's bank credit facility. The remaining net proceeds are available for NL's general corporate purposes as permitted by the indentures governing the NL Notes described in Note 10. Under the terms of the indentures, NL is required to make an offer to purchase a pro rata portion of the NL Notes, at par value for the 11.75% Notes and at accreted value for the 13% Discount Notes, to the extent that a specified amount of these net proceeds are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets, both as defined in the indentures, within nine months of the disposition. In this regard, NL has advised ICI of its interest in acquiring the portion of the Ti02 manufacturing joint venture NL does not currently own, and NL intends to prepay KLA's tranche of the joint venture term loan in March 1998. The Company will report an pre-tax gain on the disposal of this business unit in the first quarter of 1998.
The 13% Discount Notes can first be redeemed, at the option of NL, in October 1998 at a price of 106% of their principal amount. NL may elect to redeem the 13% Discount Notes depending on market conditions, availability of resources and other factors. NL may acquire the 11.75% Notes or 13% Discount Notes in the open market.

     CompX. In February 1998, CompX entered into a new $100 million unsecured revolving bank credit facility. Borrowings under the new facility bear interest at LIBOR plus a margin ranging from .30% to 1.025%, depending upon the level of a certain CompX financial ratio and are due in 2003. In February, CompX borrowed $50 million under the new facility to repay certain intercompany indebtedness owed to Valcor. In March 1998, CompX purchased a U.S. lock competitor for approximately $33 million cash, using available cash on hand and $25 million of borrowings under its new bank credit facility.

     In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $111 million. Such net proceeds are available for CompX's general corporate purposes. CompX used a majority of such net proceeds to repay outstanding borrowings under its new bank credit facility. As a result of the public offering of shares of CompX common stock and the award of certain shares of CompX common stock to certain officers and directors of CompX, the Company's ownership interest in CompX was reduced to 62%. The Company will report a gain on reduction in interest in CompX in the first quarter of 1998.

     Other. In February 1998, Valhi entered into a $120 million revolving credit facility with Contran. Borrowings by Contran bear interest at the prime rate and are collateralized by substantially all of Contran's assets, including 8 million Valhi shares held by Contran and shares in certain other Contran subsidiaries which, in the aggregate, hold a controlling interest in Valhi. The facility matures no later than August 10, 1998. Through February 1998, $102.4 million had been borrowed pursuant to this facility. Approximately $25 million of such borrowings repaid certain demand loans owed by Contran which was collateralized by Contran's borrowing availability under a third-party credit facility. Such third-party credit facility was terminated by Contran in February 1998 in order to, among other things, allow Contran to pledge certain of the collateral to Valhi described above. Contran has used substantially all of the remaining amount borrowed from Valhi to fund the settlement of a lawsuit that had unsuccessfully sought to remove Mr. Simmons as trustee of two of the family trusts described in Note 1.

     In March 1998, Contran offered to sell approximately 2.9 million shares of Tremont Corporation common stock held by Contran and certain of its subsidiaries to Valhi in a privately-negotiated transaction. Such shares represent approximately 44% of Tremont's outstanding common stock. Valhi's board of directors has formed a special committee comprised of two of its members who are not officers of affiliated companies and has authorized such special committee to review and act on the proposal. The Company understands such directors will retain their own legal and financial advisors, and such directors will act on behalf of Valhi to negotiate mutually acceptable terms and conditions of the sale. Contran has advised the Company that it intends to first utilize the proceeds resulting from the proposed transaction, if consummated, to repay the outstanding balance under the $120 million revolving credit facility. There can be no assurance that any such transaction will be completed. At December 31, 1997, the quoted market price of Tremont's common stock was $52.25 per share.




NOTE 21 -    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):



                                         QUARTER ENDED

                              MARCH 31  JUNE 30  SEPT. 30  DEC. 31

                             (IN MILLIONS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1996
  Net sales                    $261.6   $284.9   $270.3     $258.0
  Operating income               41.0     35.8     19.5       17.8

  Income (loss) from
continuing                     $  8.6   $  5.5   $ (7.8)    $ (6.2)
   operations
  Discontinued operations       (14.3)     3.3      2.9       50.1


      Net income (loss)        $ (5.7)  $  8.8   $ (4.9)    $ 43.9



  Basic earnings per common
share:
    Continuing operations      $  .07    $  .05   $ (.07)   $(.05)
    Discontinued operations      (.12)      .03      .03       .43


      Net income (loss)        $ (.05)   $  .08   $ (.04)   $  .38



YEAR ENDED DECEMBER 31, 1997

  Net sales                    $265.3   $280.2   $275.3     $272.3
  Operating income               19.8     30.8     39.0       45.4

  Income (loss) from
continuing                     $(23.1)  $  2.6    $ 8.4     $ 39.2
   operations
  Discontinued operations        15.6     19.8      (.9)       (.9)
  Extraordinary item              -        (.4)    (3.9)       -


      Net income (loss)        $ (7.5)  $ 22.0   $  3.6     $ 38.3



  Basic earnings per common
share:
    Continuing operations      $ (.20)   $  .02   $  .07    $  .34
    Discontinued operations       .13       .17     (.01)     (.01)
    Extraordinary item            -         -       (.03)      -


      Net income (loss)        $ (.07)   $  .19   $  .03    $  .33





    The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.





                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

    Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, which report is based in part upon the reports of other auditors, is herein included on this Annual Report on Form 10-
K. As discussed in Note 17 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

    In our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                         COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 13, 1998

                   VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     CONDENSED BALANCE SHEETS

                    DECEMBER 31, 1996 AND 1997

                          (IN THOUSANDS)

                                                1996      1997

Current assets:
  Cash and cash equivalents                  $  5,510  $129,686
  Marketable securities                       142,478      -
  Net dividend receivable from Amalgamated     11,518      -
  Accounts and notes receivable                 1,522     8,744
  Receivables from subsidiaries and             3,414       104
affiliates
  Deferred income taxes                          -        1,315
  Other                                         1,377       292


      Total current assets                    165,819   140,141


Other assets:
  Marketable securities                        35,171   267,540
  Investment in subsidiaries and affiliates   258,660   272,447
  Loans receivable                               -       80,000
  Deferred income taxes                        48,595      -
  Other assets                                  3,971     2,408
  Property and equipment, net                   3,064     3,272


      Total other assets                      349,461   625,667


                                             $515,280  $765,808


Current liabilities:
  Current long-term debt                     $155,478  $   -
  Accounts payable and accrued liabilities     10,268     6,023
  Demand loan from affiliates                   7,244      -
  Other payables to subsidiaries and              151    17,999
affiliates
  Income taxes                                  1,414     1,414
  Deferred income taxes                        32,461      -


      Total current liabilities               207,016    25,436


Noncurrent liabilities:
  Long-term debt                                 -      337,823
  Deferred income taxes                          -       11,249
  Other                                         4,345     6,366


      Total noncurrent liabilities              4,345   355,438


Stockholders' equity                          303,919   384,934


                                             $515,280  $765,808



                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                  CONDENSED STATEMENTS OF INCOME

           YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                          (IN THOUSANDS)

                                        1995      1996     1997

Revenues and other income:
  Securities transaction gains        $     50 $    138  $ 46,263
  Interest and dividend income           5,632    4,158    49,711
  Other, net                               343    4,623     2,062

                                         6,025    8,919    98,036


Costs and expenses:
  General and administrative             6,845    9,012     9,115
  Interest                              11,892   13,579    36,057
  Other, net                               231      (59)     (379)

                                        18,968   22,532    44,793


                                       (12,943) (13,613)   53,243


Equity in subsidiaries and affiliates   83,809   (1,137)  (20,540)


  Income (loss) before income taxes     70,866  (14,750)   32,703

Income taxes (benefit)                  15,973  (14,815)    5,602


  Income from continuing operations     54,893       65    27,101

Discontinued operations                 13,622   41,981    33,550


Extraordinary item                        -        -       (4,291)


      Net income                      $ 68,515 $ 42,046  $ 56,360







                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                CONDENSED STATEMENTS OF CASH FLOWS

           YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                          (IN THOUSANDS)

                                      1995      1996      1997

Cash flows from operating
activities:
  Net income                       $ 68,515  $ 42,046  $  56,360
  Securities transaction gains          (50)     (138)  (46,263)
  Noncash interest expense           11,421    12,492    12,407
  Deferred income taxes              23,153    (6,163)   (6,818)
  Equity in subsidiaries &
affiliates:
    Continuing operations           (83,809)    1,137    20,540
    Discontinued operations         (13,622)  (41,981)  (33,550)
    Extraordinary item                 -         -        4,291
  Dividends from subsidiaries
   and affiliates                     8,298    25,764      -
  Other, net                          2,421    (1,773)       535

                                     16,327    31,384     7,502
  Net change in assets and           (7,044)   (7,374)   13,792
liabilities
  Net sales of trading securities    24,184      -          -


      Net cash provided by
       operating activities          33,467    24,010     21,294


Cash flows from investing
activities:
  Purchases of NL common stock      (13,250)  (14,627)  (14,222)
  Purchases of marketable              -         -       (6,000)

securities
  Capital contributions to
subsidiaries                        (10,000)  (17,000)  (13,000)
   and affiliates
  Loans to subsidiaries and
affiliates:
    Loans                          (132,000)  (10,800)  (67,625)
    Collections                     129,000    13,800    63,625
  Other loans and notes receivable

    Loans                              -         -     (200,600)
    Collections                        -         -      119,100
  Pre-close dividend from              -         -       11,518
Amalgamated
  Other, net                         (1,164)    3,875        455


      Net cash used by
       investing activities         (27,414)  (24,752)  (106,749)



                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

          CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

           YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                          (IN THOUSANDS)

                                     1995       1996      1997

Cash flows from financing
activities:
  Indebtedness:
    Borrowings                    $ 60,000   $ 127,000 $250,000
    Principal payments             (60,000)  (114,000)  (13,000)
  Loans from affiliates:
    Loans                             -         7,844      -
    Repayments                        -          (600)   (7,244)
  Dividends                        (13,809)   (23,057)  (23,149)
  Other, net                           875         654    3,024


      Net cash provided (used) by
       financing activities        (12,934)     (2,159) 209,631


Cash and cash equivalents:
  Net increase (decrease)           (6,881)    (2,901)  124,176
  Balance at beginning of year      15,292       8,411    5,510


  Balance at end of year          $  8,411   $   5,510 $129,686




Supplemental disclosures-cash pai
for:
  Interest                        $    470   $   2,270 $ 23,650

  Income taxes (received)           (4,154)    (3,121)   (6,532)





                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

             NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -     BASIS OF PRESENTATION:

    The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.


NOTE 2 -     MARKETABLE SECURITIES:

                                                      DECEMBER

                                                     31,

                                                  1996     1997

                                                 (IN THOUSANDS)
Current asset (available-for-sale):


  Dresser Industries common stock               $142,478$   -



Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC             $ 34,070$170,000
  Dresser Industries common stock                  -      87,823
  Other                                            1,101   9,717


                                                $ 35,171$267,540






NOTE 3 -     INVESTMENT IN AND ADVANCES TO SUBSIDIARIES AND AFFILIATES:

                                                   DECEMBER 31,

                                                  1996     1997

                                                 (IN THOUSANDS)
Investment in:
  NL Industries                                 $147,962$112,196
  Valcor                                          95,480 140,733
  Waste Control Specialists LLC                   15,218  15,518

                                                 258,660 268,447


Loan to Waste Control Specialists LLC               -      4,000


                                                $258,660$272,447





NOTE 4 -     EQUITY IN EARNINGS OF SUBSIDIARIES AND AFFILIATES:

                                          YEARS ENDED DECEMBER

                                      31,

                                        1995     1996     1997

                                            (IN THOUSANDS)
Continuing operations:
  NL Industries                        $69,539 $(12,592)$(25,726)
  Valcor                                 5,924    7,853   17,886
  Waste Control Specialists               (554)  (6,407) (12,700)
  Amalgamated                            8,900   10,009     -


                                       $83,809 $ (1,137)$(20,540)



Discontinued operation - Valcor        $13,622 $ 41,981 $ 33,550



Extraordinary item - Valcor            $  -    $   -    $ (4,291)









NOTE 5 -     DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:

                                        YEARS ENDED DECEMBER 31,

                                          1995    1996    1997

                                             (IN THOUSANDS)
Amalgamated                              $ -    $17,000 $  -
Valcor                                    8,298     383    -
NL Industries                              -      8,381    -
Waste Control Specialists                  -       -       -


                                         $8,298 $25,764 $  -






NOTE 6 -     LONG-TERM DEBT:

                                                   DECEMBER 31,

                                                  1996     1997

                                                 (IN THOUSANDS)
LYONs                                           $142,478$ 87,823
Snake River Sugar Company                          -     250,000
Bank debt                                         13,000    -

                                                155,478  337,823


Less current portion                             155,478    -


                                                $   -   $337,823


    The zero coupon Senior Secured LYONs, $213 million principal amount at maturity in October 2007 outstanding at December 31,
1997, were issued with significant OID to represent a yield to maturity of 9.25%.  No periodic interest payments are required.  Each
$1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Dresser common stock held by
Valhi.  The LYONs are secured by such Dresser shares held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs.  Valhi receives the regular quarterly dividend on the escrowed Dresser shares.  During 1996 and 1997, holders representing $600,000 and $165.3 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Dresser shares.  The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase dates), or an aggregated $135.6 million based on the number of LYONs outstanding at
December 31, 1997. Such redemptions may be paid, at Valhi's option, in cash, Dresser common stock, or a combination thereof.  The
LYONs were also redeemable at the option of the holder in October 1997 at $404.84 per $1,000 principal amount at maturity and, accordingly, the LYONs were classified as a current liability at December 31, 1996. Holders representing only a nominal amount of
LYONs exercised their right to redeem the LYONs in October 1997 for an amount of cash equal to the accreted LYONs obligation at such date.  The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date.

     Valhi has a $15 million revolving bank credit facility which matures in March 1998, generally bears interest at LIBOR plus 1.5%
and is collateralized by 4.8 million shares of NL common stock held by Valhi.  Borrowings under this facility can only be used to fund purchases of additional shares of NL common stock.  The agreement limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1997, the full amount of this facility was available for borrowing.

     Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027.  Currently, these loans are nonrecourse to Valhi.  Under certain conditions, up to $37.5 million of such loans may become recourse to Valhi.

NOTE 7 -     INCOME TAXES:

                                          YEARS ENDED DECEMBER

                                                31,

                                        1995     1996     1997

                                            (IN THOUSANDS)
Income tax provision (benefit)
attributable
 to continuing operations:
  Currently payable (refundable)      $(7,180) $ (8,652)$ 12,420
  Deferred income taxes                23,153    (6,163)  (6,818)


                                      $15,973  $(14,815)$  5,602



Cash received for income taxes, net:
  Received from subsidiaries          $ 8,828  $  7,119 $ 42,467
  Paid to Contran                      (4,623)  (3,445)  (35,620)
  Paid to tax authorities, net            (51)     (553)    (315)


                                      $ 4,154  $  3,121 $  6,532








    Waste Control Specialists LLC is treated as a partnership for federal income tax purposes. NL is a separate U.S. taxpayer and is not a member of the Contran Tax Group.


                                                   DEFERRED TAX
                                                       ASSET
                                                    (LIABILITY)

                                                    DECEMBER 31,



                                                 (IN THOUSANDS)
Components of the net deferred tax asset
(liability):
  Tax effect of temporary differences related
to:
    Marketable securities                      $(35,659)$(86,536)
    Investment in subsidiaries and affiliates
not                                              52,962   78,169
     members of the Contran Tax Group
    Accrued liabilities and other deductible      7,282    4,596
differences
    Other taxable differences                    (8,451)  (6,163)


                                               $ 16,134 $ (9,934)



  Current deferred tax asset (liability)       $(32,461)$  1,315
  Noncurrent deferred tax asset (liability)      48,595  (11,249)

                                               $ 16,134 $ (9,934)







                  VALHI, INC. AND SUBSIDIARIES

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (IN THOUSANDS)

                                          ADDITIONS
                              BALANCE AT CHARGED TO
                              BEGINNING   COSTS AND
           DESCRIPTION         OF YEAR    EXPENSES  DEDUCTIONS






YEAR ENDED DECEMBER 31, 1995:


  Allowance for doubtful      $  4,434    $   665   $  (294)
accounts


  Amortization of intangibles
    Goodwill                  $  1,180    $ 8,172   $   -
    Franchise fees and other     7,371      4,549      (453)


                              $  8,551    $12,721   $  (453)





YEAR ENDED DECEMBER 31, 1996:


  Allowance for doubtful      $  4,972    $ 1,860   $(1,987)
accounts


  Amortization of intangibles


    Goodwill                  $  9,352    $ 8,779   $  -
    Franchise fees and other    11,459      4,447      (372)



                              $ 20,811    $13,226   $  (372)










                  VALHI, INC. AND SUBSIDIARIES

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (IN THOUSANDS)


                                                    BALANCE
                               CURRENCY             AT END
           DESCRIPTION        TRANSLATION OTHER(A)  OF YEAR






YEAR ENDED DECEMBER 31, 1995:


  Allowance for doubtful       $   167    $  -     $  4,972
accounts


  Amortization of intangibles
    Goodwill                   $  -       $  -     $  9,352
    Franchise fees and other        (8)      -       11,459


                               $    (8)   $  -     $ 20,811





YEAR ENDED DECEMBER 31, 1996:


  Allowance for doubtful       $  (169)   $  (589) $  4,087
accounts


  Amortization of intangibles


    Goodwill                   $  -       $  -     $ 18,131
    Franchise fees and other      (332)      -       15,202



                               $  (332)   $  -     $ 33,333











                     VALHI, INC. AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                            (IN THOUSANDS)

                                          ADDITIONS
                              BALANCE AT CHARGED TO
                              BEGINNING   COSTS AND
           DESCRIPTION         OF YEAR    EXPENSES  DEDUCTIONS



YEAR ENDED DECEMBER 31, 1997:


  Allowance for doubtful      $  4,087    $   547   $(1,281)
accounts




  Amortization of intangibles


    Goodwill                  $ 18,131    $ 9,226   $  -
    Franchise fees and other    15,202      3,278      (153)



                              $ 33,333    $12,504   $  (153)












                               VALHI, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                                      (IN THOUSANDS)


                                                    BALANCE
                               CURRENCY             AT END
           DESCRIPTION        TRANSLATION OTHER(A)  OF YEAR



YEAR ENDED DECEMBER 31, 1997:


  Allowance for doubtful      $   (214)   $  -     $  3,139
accounts




  Amortization of intangibles


    Goodwill                  $    -      $ (1,571)$ 25,786
    Franchise fees and other      (829)     (9,390)   8,108



                              $   (829)   $(10,961)$ 33,894










(a)1996 - Elimination of amounts attributable to (i) the Amalgamated Sugar Company, which ceased to be consolidated at December 31, 1996 and
        (ii) Medite's Irish subsidiary, which was sold in 1996.
   1997 - Elimination of amounts attributable to operations sold in 1997.


                        WASTE CONTROL SPECIALISTS LLC

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1997







                REPORT OF INDEPENDENT ACCOUNTANTS




To the Members and Management Committee of Waste Control Specialists LLC:

    We have audited the accompanying balance sheets of Waste Control Specialists LLC as of December 31, 1996 and 1997, and the related statements of operations, members' equity and cash flows for the period from inception to December 31, 1996 and for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Control Specialists

LLC as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from inception to December 31, 1995 and for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 20, 1998

                  WASTE CONTROL SPECIALISTS LLC

                          BALANCE SHEETS

                    DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

              ASSETS
                                                1996      1997

Current assets:
  Cash and cash equivalents                   $   545   $   265
  Trade accounts receivable                       -         970
  Receivable from officer                         250       -
  Prepaid insurance                               144       170
  Other                                            66        45


      Total current assets                      1,005     1,450


Other assets:
  Landfill and other operating permits, net     1,841     2,279
  Organization costs, net                         153       113
  Restricted deposits and other                   561         7


                                                2,555     2,399


Property and equipment:
  Land                                          2,134     2,134
  Buildings                                       255       256
  Treatment, storage and disposal facility        -      18,837
  Machinery and equipment                         288       678
  Construction in progress                     12,912     1,507

                                               15,589    23,412

  Less accumulated depreciation                    41     1,217


      Net property and equipment               15,548    22,195


                                              $19,108   $26,044





                  WASTE CONTROL SPECIALISTS LLC

                    BALANCE SHEETS (CONTINUED)

                    DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

       LIABILITIES AND MEMBERS' EQUITY
                                                1996      1997

Current liabilities:
  Current portion of long-term debt           $   300   $   489
  Loan from member                               -        4,000
  Accounts payable and accrued liabilities      1,360     3,866
  Accrued payroll and payroll taxes               408       151
  Accrued interest                               -          119


    Total current liabilities                   2,068     8,625


Noncurrent liabilities:

  Long-term debt                                5,015     4,727
  Accrued closure and post-closure costs          -          55


                                                5,015     4,782


Members' equity                                12,025    12,637


                                              $19,108   $26,044





Commitments and contingencies (Notes 2 and 6).


                  WASTE CONTROL SPECIALISTS LLC

                     STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                            PERIOD FROM
                          NOVEMBER 8, 1995
                           (INCEPTION) TO
                            DECEMBER 31,

                                   YEARS ENDED DECEMBER 31,
                               1995            1996     1997
Revenues:
  Net sales                     $ -           $  -        $  3,410
  Interest and other               17             277          105
                                   17             277        3,515

Costs and expenses:
  Facility operating              -
expenses                                                4
  Selling                         -
                                                        2
  General and                     -              -           2,261
administrative
  Licensing and                    20           1,719        5,159
permitting

  Startup                         445           4,371         -

  Interest                        106             594        1,087



                                  571           6,684       15,903

    Net loss                    $(554)        $(6,407)    $(12,388)





                  WASTE CONTROL SPECIALISTS LLC

             STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

         FOR THE PERIOD FROM NOVEMBER 8, 1995 (INCEPTION)
                       TO DECEMBER 31, 1995
                               AND
              YEARS ENDED DECEMBER 31, 1996 AND 1997

                                 (IN THOUSANDS)

                                    ACH         KNB      TOTAL

Contributions:
  Cash                             $  5,000   $   -      $5,000
  Noncash                              -       (3,014)   (3,014)
Net loss                               (554)               (554)


Members' equity (deficit) at
 December 31, 1995                    4,446    (3,014)    1,432

Cash contributions                   17,000      -         17,000
Net loss                             (6,407)     -         (6,407)


Members' equity (deficit) at
 December 31, 1996                   15,039    (3,014)     12,025


Cash contributions                   13,000      -      13,000

Net loss                            (12,388)     -      (12,388)


Members' equity (deficit) at
 December 31, 1997                 $ 15,651   $(3,014)   $ 12,637








                  WASTE CONTROL SPECIALISTS LLC

                     STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)

                                 PERIOD FROM
                                 NOVEMBER 8,
                                     1995
                                 (INCEPTION)         YEARS ENDED
                                      TO             DECEMBER 31,
                                 DECEMBER 31,
                                     1995         1996         1997

Cash flows from operating
activities:
  Net loss                           $ (554)    $ (6,407)    $(12,388)
  Depreciation and amortization           9
  Changes in assets and
liabilities:
    Trade account receivables           -           -            (970)
    Other current assets               (28)         (187)          (5)
    Accounts payable and
accrued                                (358)         800        1,614
     expenses
    Other noncurrent                    -           -              55
liabilities

         Net cash used by
operating                              (931)      (5,714)     (10,341)
          activities

Cash flows from investing
activities:
  Capital expenditures                 (153)     (12,238)      (7,068)

  Permitting and other, net            -          (1,485)         228


        Net cash used by
investing                              (153)     (13,723)      (6,840)
         activities



                  WASTE CONTROL SPECIALISTS LLC

               STATEMENTS OF CASH FLOWS (CONTINUED)


                                 (IN THOUSANDS)

                                  PERIOD FROM
                                  NOVEMBER 8,
                                     1995
                                  (INCEPTION)        YEARS ENDED
                                      TO            DECEMBER 31,
                                 DECEMBER 31,
                                     1995          1996        1997

Cash flows from financing
activities:
  Capital contribution received      $ 5,000     $ 17,000    $ 13,000
  Long-term debt:
    Additions                           -            -            190
    Repayments                          (467)        (267)       (289)
  Loans from members:
    Additions                           -            -         12,000
    Repayments                          (100)        (100)     (8,000)


        Net cash provided by
financing                              4,433       16,633      16,901
         activities

  Net increase (decrease) in           3,349       (2,804)       (280)
cash

Cash and cash equivalents at
beginning
 of period

Cash and cash equivalents at
end                                  $ 3,349     $    545    $    265
 of period



  Supplemental disclosures:
    Cash paid for interest           $   106     $    594    $    968

    Noncash assets contributed
by
     a Member, net of                $(3,014)    $   -       $   -
liabilities
     assumed


                         WASTE CONTROL SPECIALISTS LLC

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 -     ORGANIZATION AND BASIS OF PRESENTATION:

     Waste Control Specialists LLC ("the Company") is a Delaware limited liability company formed in November 1995. In early 1997, the Company completed construction of the initial phase of a waste disposal facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. The Company has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. Environmental Protection Agency ("U.S. EPA") to accept wastes governed by the Resource Conservation and Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"). In November 1997, the Company was issued a license by the Texas Department of Health for the treatment and storage (but not disposal) of low-level and mixed radioactive wastes. The current provisions of the license generally enable the Company to accept low-level and mixed radioactive wastes for treatment and storage from the Department of Energy ("DOE"). No such wastes have been received by the Company through December 31, 1997. See Note 6. The Company is also seeking other permits for the processing, treatment, storage and disposal of low-level and mixed-level radioactive wastes.

     Prior to October 1997, the Company was equally owned by Andrews County Holdings, Inc. ("ACH") and KNB Holdings, Ltd. ("KNB"). ACH, a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). KNB, a Texas limited partnership, is controlled by Kenneth N. Bigham, Chief Executive Officer of the Company, as general partner of KNB. In October 1997, ACH increased its membership interest to 58% and KNB's membership interest was reduced to 42%. ACH holds an option, granted in March 1997, to make an additional $2.5 million capital contribution which, if contributed, would increase ACH's membership interest to 60%. Collectively, ACH and KNB are referred to as "Members" of the Company. See Notes 3 and 6.

    Contran Corporation owns, directly or indirectly, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Valhi and Contran, may be deemed to control each of Contran and Valhi.

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

    Organizational costs. Capitalized organizational costs are amortized by the straight-line method over five years and are stated net of accumulated amortization of $47,000 and $87,000 at December 31, 1996 and 1997, respectively.

     Property and equipment. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Preparation costs for landfill disposal cells, including costs relating to excavation and grading and the design and construction of liner and leachate collection systems, are capitalized as a component of property and equipment.

     Depreciation is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for machinery and equipment. Landfill disposal cell costs are amortized by the straight-line method as the airspace is consumed.

    Operating permits. Direct costs related to the acquisition of operating permits are capitalized and are amortized by the straight-line method over a period beginning when the permit is operational and ending on the initial expiration date of the permits. Such costs are stated net of accumulated amortization of $137,000 at December 31, 1997. The respective permits are generally subject to renewal at the option of the issuing governmental agency.

     Revenue recognition.   The Company recognizes revenue from services when
the services are performed.

     Closure and post-closure liabilities.   The Company provides for estimated
closure and post-closure monitoring costs over the operating life of disposal site. Such costs are estimated based upon technical requirements of applicable federal or state regulations, and include such items as final cap and cover of the site and groundwater monitoring. The cost estimates in current dollars are inflated at 3% per year until the expected time of payment, and such cost estimates are charged to operations ratably as the landfill disposal airspace is consumed. The costs are not discounted to present value. These estimates are subsequently revised as deemed necessary as additional information becomes available. The current estimate of the aggregate closure and post-closure monitoring costs for the current phase of the facility is approximately $6 million.

    Income taxes. The Company, a limited liability company, is not a federal tax paying entity. Income and losses of the Company are included in the federal income tax returns of the Members and any resulting income taxes are the responsibility of the Members.

NOTE 3 -     SUMMARY OF SIGNIFICANT MEMBER AGREEMENTS:

    Significant agreements entered into by the Company and its Members are summarized below. See Note 5 for other related party agreements transactions.

     Formation Agreement. ACH agreed to contribute $25 million in cash (the "ACH Initial Capital Contribution") to the Company at various dates through 1997 in return for its initial 50% Membership Interest in the Company. ACH contributed $5 million in 1995, $17 million in 1996 and the remaining $3 million in January 1997 pursuant to the ACH Initial Capital Contribution. In October 1997, ACH contributed an additional $10 million to the Company's equity, thereby increasing its membership interest to 58% and reducing KNB's membership interest to 42%. Approximately $8 million of such contribution was used to reduce the outstanding balance of the Company's revolving loan from ACH. See Note 4.

    KNB contributed certain assets, principally all of the outstanding common stock of Waste Control Specialists, Inc. ("WCSI") and approximately 16,073 acres of land including the 1,338 acre facility site, for its initial 50% Membership Interest. In addition, the Company assumed certain liabilities of Mr. Bigham, principally bank indebtedness aggregating $6.1 million. The net assets of WCSI consisted primarily of the land for the facility site and operating permits issued by the TNRCC and U.S. EPA covering acceptance of wastes governed by RCRA and TSCA. WCSI was subsequently merged into the Company.

    The assets contributed by KNB were recorded by the Company at predecessor carryover basis of $3.1 million (net liability of $3 million including the carryover basis of $6.1 million of debt of Mr. Bigham assumed).


    Company Agreement. The Company's business is to conduct a broad array of waste management services at the West Texas facility, including the treatment, storage and/or disposal of wastes and other materials regulated under RCRA and TSCA.

    The business and affairs of the Company are directed by the Members through a five-member Management Committee, of which ACH appoints three members and KNB appoints two members. The Chief Executive Officer is given the authority to manage the Company's affairs in accordance with the Annual Operating Plan approved by the Management Committee. Among other things, most capital expenditures, contracts which obligate the Company to pay for or provide services valued at more than $1 million, transactions outside the ordinary course of business and distributions to Members (except for required distributions) must be approved by the Management Committee.

    The Members themselves, by majority vote (one vote per Member), must approve certain transactions including (i) the sale or disposition of all or substantially all of the Company's assets pursuant to a sale or merger, (ii) engaging the Company in any business other than the environmental waste business and (iii) most related party transactions. No Member is obligated to loan, invest or otherwise provide any funds or property to the Company unless a majority of the Members agree.

    ACH is generally entitled to a preferential distribution (the "ACH Preferential Distribution") equal to 20% per annum of the ACH Initial Capital Contribution. Distributions to Members of Distributable Cash, as defined, shall generally (i) first be paid to ACH up to the ACH Preferential distribution and
(ii) second split ratably among the Members based upon their Membership Interest. ACH is also generally entitled to a preferential return of the ACH Initial Capital Contribution in the event of the liquidation and winding up of the Company.


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

    Consulting Agreement. The Company agreed to assume the obligations of WCSI under a consulting agreement entered into in October 1995. See Note 6.

NOTE 4 - LONG-TERM DEBT:

                                                 DECEMBER 31,

                                                1996      1997

                                                (IN THOUSANDS)
Third party indebtedness:
  Bank term loan                               $5,315    $5,046
  Demand note payable to bank (11%)               -         170


                                                5,315     5,216

  Less current portion                            300       489


                                               $5,015    $4,727





Loan from ACH                                  $  -      $4,000








    Approximately $450,000 of bank indebtedness assumed by the Company at formation was repaid in November 1995. The bank term loan is repayable through December 1999 ($319,000 in 1998 and $4,727,000 in 1999), with interest at the greater of (i) prime plus 3.75% or (ii) 12% (12% at December 31, 1996 and 1997) and collateralized by substantially all of the Company's assets. The term loan agreement contains provisions and restrictive covenants customary in lending transactions of this type.

    In March 1997, the Company entered into an unsecured $10 million revolving credit facility with ACH. Borrowings bear interest at prime plus 1% (9.5% at December 31, 1997) and are due no later than December 31, 1998.

    The fair value of indebtedness at December 31, 1996 and 1997 is assumed to approximate its book value.

NOTE 5 - RELATED PARTY TRANSACTIONS:

    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Certain significant agreements were entered into in conjunction with formation of the Company. See Note 3.

    Mr. Bigham, a member of the Management Committee and the general partner of KNB, was appointed Chief Executive Officer of the Company pursuant to a employment agreement effective through at least 2000.

    The Company agreed to reimburse ACH and KNB an aggregate of $100,000 each for costs incurred by the respective Member in connection with formation of the Company. Such costs have been capitalized as organizational costs. See Note 2.

    The Company has entered into a five-year lease for its corporate office facility with an entity controlled by Mr. Bigham at a rate of $42,000 per year. Rent expense related to this lease was $6,000 in 1995, $42,000 in each of 1996 and 1997.

    Loans to officers at December 31, 1996 consists of a 6.02% demand note receivable from Mr. Bigham. Interest income on such loan was nominal in both 1996 and 1997. This loan was repaid in February 1997 using a portion of the proceeds of a $1.5 million loan made by Valhi to Mr. Bigham, which loan is collateralized by Mr. Bigham's interest in the Company.

    In March 1997, the Company entered into a $10 million revolving credit facility with ACH. Borrowings bear interest at prime plus 1% and are due December 31, 1998. See Note 4.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

     Environmental. The Company's current waste management operations currently involve wastes and other materials regulated under RCRA and TSCA. The Company has and is seeking other operating permits to accept wastes, including low-level radioactive or mixed wastes, regulated under other environmental laws and regulations. The Company expects, in the normal course of its business, to expend funds for environmental protection and remediation; however its business is based upon compliance with environmental laws and regulations, and its services are expected to be priced accordingly. While the nature of the Company's operations may subject the Company to lawsuits, proceedings or governmental investigations related to environmental matters, the Company is currently not aware of any threatened or pending matters concerning environmental compliance.

     Litigation. At the DOE's request, the Company previously submitted a proposal to the DOE for the disposal at its West Texas facility of DOE-generated low-level and mixed radioactive wastes. Currently, the DOE only has one off-site source for disposal of such wastes at a competitor's facility in Utah. After several months of discussions, the DOE rejected the Company's proposal. The Company believed the DOE acted arbitrarily and capriciously and not in accordance with applicable law when it rejected such proposal, and in response filed a lawsuit in federal court against the DOE (Waste Control Specialists LLC v. United States Department of Energy, et al., U.S. District Court for the Northern District of Texas, Civil Action No. 7-97CV-202-X). The complaint seeks, among other things, (i) a preliminary injunction to enjoin the DOE during the pendency of the proceedings from refusing to accept any bid by the Company or to award any contract to the Company for the disposal of DOE-generated low-level and mixed radioactive wastes on the grounds that the Company is not legally authorized to receive such wastes, (ii) a declatory judgment that the Company's proposal is authorized by applicable law and (iii) a remand of the Company's proposal back to the DOE for the DOE's reconsideration. In October 1997, the court granted the Company a preliminary injunction against the defendants which, among other things, stipulates that during the pendency of the proceedings the DOE is enjoined from denying any bid from the Company or from denying an award of any contract to the Company for the disposal of DOE-generated low-level and mixed radioactive waste on the grounds that (i) the Company is not or cannot be licensed by the state of Texas for the disposal of such wastes or (ii) the Company is not licensed by the Nuclear Regulatory Commission for the disposal of such wastes. The DOE has appealed the ruling to the U.S. Court of Appeals for the Fifth Circuit.

     In January 1998, a complaint was filed by a former employee of the Company in the 125th Judicial District Court for the State of Texas against the Company

(Kenneth F. Jackson v. Waste Control Specialists LLC, et al., No. 98-01213) seeking, among other things, damages not in excess of $3 million for the defendants' alleged breach of plaintiff's employment contract. The Company believes the complaint is without merit, intends to defend the action vigorously and will answer the complaint denying all liability.

     In addition to the complaint described above, the Company is involved in various other claims and disputes incidental to its business. The Company currently believes the disposition of all such claims and disputes, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

    Concentrations of credit risk. At December 31, 1996 and 1997, substantially all of the Company's cash and cash equivalents were held by a single U.S. bank.

    Consulting agreement. Under the terms of an agreement entered into in October 1995 by WCSI and assumed by the Company at formation, the Company has agreed to pay an independent consultant up to an aggregate of $18.4 million for performing services as a governmental relations representative and consultant. Such fees are based on variable rates of not more than 2% of the revenue generated and will be payable only when the Company receives revenues pursuant to contracts for the disposal of low-level radioactive or mixed wastes generated by, or under the supervision or control of, the U.S. federal government. The agreement currently provides for a security interest in the facility under construction in West Texas to collateralize the Company's obligation under the agreement when the obligation becomes payable.

    Bonus program. The Company has adopted a bonus program whereby up to $5.6 million may be paid to certain employees of the Company, excluding Mr. Bigham, if certain operating and permitting targets are met within specified time periods. A payment of $1.4 million is payable if qualifying operating permits for the treatment and storage of low-level radioactive wastes are received before January 2000, $1.4 million is payable if qualifying operating permits for the disposal of low-level radioactive wastes are received before January 2000, and $2.8 million is payable if the Company achieves specified sales and operating profit targets by the end of 1999. If paid, bonuses with respect to the receipt of permits for low-level radioactive waste treatment and storage or disposal will be capitalized as part of the cost of the permit. Bonuses with respect to the sales and operating profit targets will be accrued through 1999 beginning when it becomes probable that such bonuses will be paid. At December 31, 1997, no amounts have been accrued or paid with respect to such bonuses.

02/20/98
MC


                         THE AMALGAMATED SUGAR COMPANY

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON





                   INDEPENDENT AUDITORS' REPORT



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the accompanying balance sheets of The Amalgamated Sugar Company as of December 31, 1996, and the related statements of income and shareholder's equity and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Amalgamated Sugar Company at December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  KPMG Peat Marwick LLP


Salt Lake City, Utah
January 31, 1997


                         THE AMALGAMATED SUGAR COMPANY

                                 BALANCE SHEETS

                               December 31, 1996
                       (In thousands, except share data)

                      ASSETS                             1996

Current assets:
  Cash and cash equivalents                            $  2,002
  Accounts and notes receivable                          38,626
  Inventories                                           233,713
  Prepaid expenses                                        1,079


      Total current assets                              275,420


Other assets                                                 27


Property and equipment:
  Land                                                    2,628
  Buildings                                              11,732
  Equipment                                             262,720
  Construction in progress                                  256

                                                        277,336
  Less accumulated depreciation                         170,922


      Net property and equipment                        106,414


                                                       $381,861





                         THE AMALGAMATED SUGAR COMPANY

                           BALANCE SHEETS (CONTINUED)

                               December 31, 1996
                       (In thousands, except share data)

     LIABILITIES AND SHAREHOLDER'S EQUITY                1996

Current liabilities:
  Notes payable                                        $119,014
  Current maturities of long-term debt                    8,000
  Dividends payable                                      13,000
  Accounts payable and accrued liabilities              183,551
  Income taxes                                              493
  Deferred income taxes                                   2,212


      Total current liabilities                         326,270


Noncurrent liabilities:
  Long-term debt                                          8,000
  Accrued OPEB cost                                      18,319
  Deferred income taxes                                   3,855
  Other                                                   1,168


        Total noncurrent liabilities                     31,342


Shareholder's equity:
  Common stock, $1 par value; 100,000 shares
   authorized; 1,000 shares issued and outstanding            1
  Additional paid-in capital                             22,000
  Retained earnings                                       2,248

      Total shareholder's equity                         24,249


                                                       $381,861












Commitments and contingencies (Note 11).

                         THE AMALGAMATED SUGAR COMPANY

                 STATEMENTS OF INCOME AND SHAREHOLDER'S EQUITY

                     Years ended December 31, 1995 and 1996
                                 (In thousands)

                                              1995       1996

Revenues and other income:
  Net sales                                $541,303   $493,996
  Interest and other                          3,316      1,857


                                            544,619    495,853


Costs and expenses:
  Cost of sales                             420,260    378,643
  Selling, general and administrative        97,272     93,359
  Interest                                   13,371      8,611


                                            530,903    480,613


    Income before income taxes               13,716     15,240

Provision for income taxes                    4,816      5,231


    Net income                                8,900     10,009

Shareholder's equity at beginning of year    32,997     44,240
Capital contribution                          5,000       -
Dividends paid in:
  Cash                                         -       (17,000)
  Stock of subsidiary                        (2,657)      -

Dividends accrued                              -       (13,000)


Shareholder's equity at end of year        $ 44,240   $ 24,249





                         THE AMALGAMATED SUGAR COMPANY

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1995 and 1996
                                 (In thousands)

                                               1995       1996

Cash flows from operating activities:
  Net income                                $   8,900  $  10,009
  Depreciation                                13,828     14,995
  Deferred income taxes                          426       (578)
  Other, net                                     (937)     1,227

                                              22,217     25,653
  Change in assets and liabilities:
    Accounts and notes receivable             (9,347)     6,101
    Inventories                               51,619     (4,289)
    Accounts payable and accrued
     liabilities                             (25,114)     1,274
    Other, net                                  2,317     (4,152)


      Net cash provided by operating
       activities                              41,692     24,587


Cash flows from investing activities:
  Capital expenditures                       (24,036)   (13,679)
  Other, net                                       23        219


      Net cash used by investing
       activities                             (24,013)   (13,460)


Cash flows from financing activities:
  Notes payable, long-term debt and

   loans from Valhi:
    Additions                                651,928    648,911
    Principal payments                      (672,136)  (644,582)
  Capital transactions                         5,000       -
  Cash dividends                                 -       (17,000)


      Net cash provided (used) by
       financing activities                   (15,208)   (12,671)


Net increase (decrease) in cash             $   2,471  $  (1,544)







                         THE AMALGAMATED SUGAR COMPANY

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                     Years ended December 31, 1995 and 1996
                                 (In thousands)

                                               1995      1996

Cash and cash equivalents:
  Net increase (decrease)                   $   2,471 $  (1,544)
  Balance at beginning of year                  1,075     3,546


  Balance at end of year                    $   3,546 $   2,002




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized      $  13,073 $   9,205
  Income taxes                                  2,623    6,631




                         THE AMALGAMATED SUGAR COMPANY

                         NOTES TO FINANCIAL STATEMENTS


Note 1 -     Organization:

    The Amalgamated Sugar Company (the "Company"), a Utah corporation and an indirect wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI), is engaged in the production and sale of refined sugar and by-products from sugarbeets. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of each of Amalgamated, Valhi and Contran, may be deemed to control each of such companies.

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

Note 2 -     Summary of significant accounting policies:

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

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements capitalized. Interest costs related to major, long-term capital projects capitalized as a component of construction costs were $360,000 in 1995 and nil in 1996.

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

Note 3 -     Operations:

    The Company's operations consist of one business and geographic segment, the production of refined sugar from sugarbeets in the United States.

                                           YEARS ENDED DECEMBER

                                                    31,

                                              1995       1996

                                              (IN THOUSANDS)
Net sales:
  Refined sugar                            $492,564    $455,717
  By-products and other                      48,739      38,279


                                           $541,303    $493,996



Operating income:
  FIFO basis                               $ 26,057    $ 39,285
  LIFO adjustment                               772     (15,437)


    Operating income                         26,829      23,848

General corporate items, net                    258           3
Interest expense                            (13,371)     (8,611)


    Income before income taxes             $ 13,716    $ 15,240






    Export sales were $21,067,000 in 1995 and $14,885,000 in 1996.

Note 4 -     Notes payable and long-term debt:

                                                    DECEMBER 31,
                                                        1996

                                                         (IN
                                                     THOUSANDS)
Notes payable:
  United States Government loans                     $ 69,014
  Bank credit agreements                               50,000


                                                     $119,014



Long-term debt:
  Bank term loan                                     $ 16,000
  Less current maturities                               8,000


                                                     $  8,000






    The Government loans are made under the sugar price support loan program, which program currently extends through the 2002 crop year ending September 30, 2003. These short-term loans have historically been nonrecourse and will continue to be nonrecourse if foreign sugar import quotas exceed a specific level. At December 31, 1996, all outstanding Government loans are nonrecourse, and such Government loans will continue to be nonrecourse throughout the remainder of the current crop year which ends September 30, 1997. These loans are collateralized by refined sugar inventories and payable at the earlier of the date the refined sugar is sold or upon maturity. At December 31, 1996, the weighted average interest rate on Government loans was 6.5%.

    The Company's principal bank credit agreement (the "Sugar Credit Agreement") provides for a revolving credit facility in varying amounts up to $80 million, with advances limited to formula-determined amounts of accounts receivable and inventories, and a term loan. Borrowings under the revolving credit facility bear interest, at the Company's option, at the prime rate or LIBOR plus 1.25% and mature not later than September 30, 1998. The term loan bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 1.5%, and matures in annual installments of $8 million through July 1998. The Sugar Credit Agreement may be terminated by the lenders in the event the sugar price support loan program is abolished or is materially and adversely modified. The Company also has a $5 million unsecured line of credit with the agent bank for the Sugar Credit Agreement (nil outstanding at December 31, 1996). At December 31, 1996, the weighted average interest rate on outstanding bank borrowings was 8.3%. See Note 13.

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

Note 5 -     Inventories:

                                                     DECEMBER 31,
                                                         1996

                                                         (IN
                                                      THOUSANDS)
Sugarbeets                                            $ 46,864
In process sugar                                        66,375
Refined sugar and by-products                           89,636
Supplies                                                30,838


                                                      $233,713






    Had the Company used the first-in, first-out method of accounting for the cost of sugar, sugarbeets and by-products, the net carrying value of inventories would have increased by approximately $47.2 million at December 31, 1996.

Note 6 -     Accounts payable and accrued liabilities:

                                                     DECEMBER 31,
                                                         1996

                                                         (IN
                                                      THOUSANDS)
Accounts payable:
  Sugarbeets                                          $ 83,391
  Other                                                 58,588

                                                       141,979


Payable to affiliates                                      937


Accrued liabilities:
  Sugar processing costs                                25,538
  Employee benefits                                      9,710
  Interest                                               1,064
  Other                                                  4,323

                                                        40,635


                                                      $183,551






Note 7 -     Income taxes:

                                            YEARS ENDED DECEMBER

                                                    31,

                                              1995       1996

                                               (IN THOUSANDS)
Expected tax expense, at federal statutory
 income tax rate of 35%                    $  4,801   $  5,334
State income taxes, net                         170        247
Other, net                                     (155)      (350)


                                           $  4,816   $  5,231



Provision for income taxes:
  Currently payable:
    Federal                                $  3,928   $  5,107
    State                                       462        702

                                              4,390      5,809
  Deferred income taxes (benefit)               426       (578)


                                           $  4,816   $  5,231






                                                     DECEMBER 31,
                                                         1996

                                                         (IN
                                                      THOUSANDS)
Components of the net deferred tax benefit
(liability):
  Tax effect of temporary differences relating to:
    Inventories                                       $ (7,163)
    Property and equipment                             (10,594)
    Accrued OPEB cost                                    7,514
    Accrued liabilities and other                        4,176


      Net liability                                   $ (6,067)



  Net balance comprised of:
    Gross deferred tax assets                         $ 11,690
    Gross deferred tax liabilities                     (17,757)


      Net liability                                   $ (6,067)



  Current liability                                   $ (2,212)
  Noncurrent liability                                  (3,855)

                                                      $ (6,067)




Note 8 -     Accounts and notes receivable:

                                                    DECEMBER 31,
                                                        1996

                                                   (IN THOUSANDS)
Accounts receivable                                   $37,286
Notes receivable from sugarbeet growers                   651
Allowance for doubtful accounts                           (89)

                                                       37,848
Receivable from affiliates                                778



                                                      $38,626






Note 9 -     Employee benefit plans:

    Defined contribution plan. Substantially all of the Company's full time employees are eligible to participate in a contributory savings plan with partial matching Company contributions. Defined contribution plan expense was $583,000 in 1995 and $588,000 in 1996.

    Company-sponsored defined benefit pension plans. The Company maintains defined benefit pension plans covering substantially all full-time employees. Benefits are based on years of service and average compensation and the related expenses are based on independent actuarial valuations. The Company's funding policy is to contribute amounts equal to or exceeding the amounts required by the funding requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The plans' assets at December 31, 1996 consist principally of units in a combined investment fund for employee benefit plans sponsored by Valhi and its affiliates.

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

                                                   DECEMBER 31,
                                                       1996

                                                        (IN
                                                    THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits obligations                        $25,559
  Nonvested benefits                                   3,879


  Accumulated benefit obligations                     29,438
  Effect of projected future salary increases         10,352


  Projected benefit obligations ("PBO")               39,790
Plan assets at fair value                             38,187


Plan assets less than PBO                             (1,603)
Unrecognized net loss from experience different
from                                                   3,180
 actuarial assumptions
Unrecognized prior service cost                          223
Unrecognized net obligations being amortized over
 15 years
                                                         428



  Net pension asset                                  $ 2,228





                                           YEARS ENDED DECEMBER

                                                    31,

                                             1995       1996

                                              (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits earned             $ 1,612    $ 2,149
  Interest cost on PBO                       2,249      2,663
  Actual loss (return) on plan assets       (4,734)    (6,407)
  Net amortization and deferral              2,467      3,728


                                           $ 1,594    $ 2,133






    Postretirement benefits other than pensions. The Company currently provides certain life insurance and health care benefits to eligible retirees. Substantially all retirees contribute to the cost of their benefits. Certain current and all future retirees either cease to be eligible for health care benefits at age 65 or are thereafter eligible only for limited benefits.

    The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5%, (ii) rate of annual increases in future compensation levels - 4% to 5% in 1996 and (iii) rate of increase in future health care costs - 10.8% for 1997, gradually declining to approximately 5.8% in 2017 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $187,000 in 1996, and the actuarial present value of accumulated OPEB obligations at December 31, 1996 would have increased approximately $1.6 million. In addition, a one percentage point decrease in the discount rate would increase the actuarial present value of the accumulated OPEB obligations at December 31, 1996 by approximately $1.6 million.

                                                     DECEMBER 31,

                                                         1996

                                                         (IN
                                                      THOUSANDS)
Actuarial present value of accumulated OPEB
obligations:
  Retiree benefits                                    $ 6,625
  Other fully eligible active plan participants         3,744
  Other active plan participants                        6,025

                                                       16,394
Unrecognized net gain from experience different
 from actuarial assumptions                             2,874


Total accrued OPEB cost                                19,268
Less current portion                                      949


  Noncurrent accrued OPEB cost                        $18,319







                                            YEARS ENDED DECEMBER

                                                   31,

                                             1995       1996

                                              (IN THOUSANDS)
Net periodic OPEB cost:
  Service cost                             $  447     $  539
  Interest cost                             1,171      1,137
  Net amortization and deferral              (181)      (121)


                                           $1,437     $1,555






    Multiemployer pension plans. A small minority of employees are covered by union-sponsored, collectively-bargained multiemployer defined benefit pension plans. Contributions to multiemployer plans are based upon collective bargaining agreements and were $55,000 in 1995 and $56,000 in 1996. The multiemployer plans' administrators have estimated that the Company's share of the unfunded benefit obligation of such plans was insignificant at December 31, 1995 (the most recent information available to the Company).

Note 10 -    Related party transactions:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Loans are made between the Company and Valhi with interest at rates related to the Company's other credit arrangements. Such loans reprice with changes in market interest rates and book value is deemed to approximate fair value. Interest expense on loans from Valhi was $417,000 in 1995 and $17,000 in 1996.

    Under the terms of an Intercorporate Service Agreement with Valhi, Valhi performs certain management, financial and administrative services for the Company on a fee basis. Fees pursuant to this agreement were $260,000 in 1995 and $220,000 in 1996.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense (credit) of $(68,000) in 1995 and $5,000 in 1996 in a manner similar to accounting for stock appreciation rights. At December 31, 1996, employees of the Company held options to purchase 272,000 Valhi shares at prices ranging from $4.76 to $14.66 per share (149,000 shares at prices less than the December 31, 1996 quoted market price of $6.375 per share).

    Restricted stock is forfeitable unless certain periods of employment are completed. The Company pays Valhi the market value of the restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Expense related to restricted stock was $58,000 in 1995 and $19,000 in 1996. At December 31, 1996, there was no restricted stock held for employees of the Company.

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

    Charges (revenues) from other related parties for services provided in the ordinary course of business aggregated ($48,000) in 1995 and $101,000 in 1996.

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

    Concentration of credit risks. The Company sells sugar primarily in the North Central and Intermountain Northwest regions of the United States. The Company does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. The Company's ten largest customers account for approximately one-third of sales with the largest single customer accounting for approximately 4% to 5% of sales in each of the past two years. The ten major customers accounted for 41% of accounts receivable at December 31, 1996.

    At December 31, 1996, substantially all of the Company's cash and cash equivalents was on deposit with three U.S. banks.

    Capital expenditures. At December 31, 1996, the estimated cost to complete approved capital projects in process was approximately $650,000.

Note 12 - Other items:

    The fair value of all financial instruments is deemed to approximate carrying value as they reprice with changes in market interest rates and/or have short terms to maturity.

    Research and development costs, expensed as incurred, were $823,000 in 1995 and $1,517,000 in 1996. Advertising costs, expensed as incurred, were $365,000 in 1995 and $125,000 in 1996.

    Rent expense under operating leases, principally for facilities, was $350,000 in 1995 and $603,000 in 1996. At December 31, 1996, commitments for future minimum rentals under noncancellable operating leases consist principally of the office lease with Amalgamated Research. See Note 10.


Note 13 - Subsequent events:

     On January 3, 1997, Amalgamated completed the transfer of control of substantially all of its operations to Snake River Sugar Company, an Oregon agricultural cooperative formed by the farmers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC (the "LLC"), a limited liability company controlled by Snake River, on a tax-deferred basis, in exchange for a non-voting ownership interest in the LLC. Also, as part of the transaction, Snake River loaned Valhi $250 million and Valhi provided certain debt financing for the transaction both to Snake River and a related entity. Valhi's loans from Snake River are collateralized by Amalgamated's interest in the LLC.

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

     The LLC Company Agreement provides that, among other things, Amalgamated is entitled to receive certain distributions of Distributable Cash, as defined, from the LLC. Amalgamated and Snake River share in any Distributable Cash up to an aggregate of $26.7 million per year, with 95% going to Amalgamated and 5% going to Snake River. This $26.7 million distribution is referred to as the LLC's "base distribution." Amalgamated generally is entitled to receive 5% (10% after 2002) of any Distributable Cash above this base distribution amount, with additional Distributable Cash potentially being received through 2002 if certain Distributable Cash levels are reached. The Company's share of any Distributable Cash above the base distribution will be deferred and instead paid to Snake River until Snake River's loans from Valhi are completely repaid.

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



01/31/97
MC