Form 10-Q
period 1998-03-31
VALHI INC /DE/
filed 1998-05-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   MARCH 31, 1998           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1998: 114,453,314.
                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and March 31, 1998                               3-4

         Consolidated Statements of Operations -
          Three months ended March 31, 1997 and 1998       5-6

         Consolidated Statements of Comprehensive Income -
          Three months ended March 31, 1997 and 1998        7

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1998                 8

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1998      9-10

         Notes to Consolidated Financial Statements      11-21

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.           22-31

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                               32

  Item 6. Exhibits and Reports on Form 8-K.                32
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,    MARCH 31,
                                               1997          1998

Current assets:
  Cash and cash equivalents                $  360,369   $  544,309
  Accounts and other receivables             172,378       192,985
  Refundable income taxes                      1,941         6,369
  Receivable from affiliates                     104           137
  Inventories                                204,718       184,601
  Prepaid expenses                             3,607         5,039
  Deferred income taxes                         7,541        5,220


      Total current assets                    750,658      938,660


Other assets:
  Marketable securities                      273,616       286,943
  Investment in and advances to joint        192,239       193,549
ventures
  Loan to affiliate                             -           99,000
  Other loans and notes receivable            82,556        82,432
  Mining properties                           30,363        15,487
  Prepaid pension cost                        24,111        24,469
  Goodwill                                   256,539       256,365
  Deferred income taxes                          110          -
  Other                                        26,267       25,742


      Total other assets                      885,801      983,987
Property and equipment:
  Land                                        17,100        15,531
  Buildings                                  145,599       140,377
  Equipment                                  506,402       472,232
  Construction in progress                      3,284        5,007

                                             672,385       633,147
  Less accumulated depreciation               130,731      127,214


      Net property and equipment              541,654      505,933


                                           $2,178,113   $2,428,580



                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY     DECEMBER 31,   MARCH 31,
                                                1997         1998

Current liabilities:
  Notes payable                            $   13,968    $   33,233
  Current long-term debt                       76,854        23,142
  Accounts payable                             71,559        55,227
  Accrued liabilities                         114,721       120,366
  Payable to affiliates                        30,996        13,085
  Income taxes                                 15,103        91,375
  Deferred income taxes                           891           600


      Total current liabilities               324,092       337,028


Noncurrent liabilities:
  Long-term debt                            1,008,087       861,545
  Accrued pension cost                         45,641        41,986
  Accrued OPEB cost                            51,273        46,650
  Accrued environmental costs                 128,246       127,512
  Deferred income taxes                       207,403       302,884
  Other                                        28,180        47,223


      Total noncurrent liabilities          1,468,830     1,427,800


Minority interest                                 257        76,790


Stockholders' equity:

  Common stock                                  1,253         1,254
  Additional paid-in capital                   38,355        42,112
  Retained earnings                           315,977       513,583
  Adjustments:
    Marketable securities                     127,731       130,358
    Currency translation                      (24,440)      (24,957)
    Pension liabilities                        (2,533)       (1,520)
  Treasury stock                              (71,409)      (73,868)


      Total stockholders' equity              384,934       586,962


                                           $2,178,113    $2,428,580







Commitments and contingencies (Note 1)

                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1997        1998

Revenues and other income:
  Net sales                                   $265,305    $267,388
  Gain on:

    Disposal of business unit                     -        330,217
    Reduction in interest in CompX                -         67,902
  Other, net                                    16,701      20,628


                                               282,006     686,135

Costs and expenses:
  Cost of sales                                204,767     187,579
  Selling, general and administrative           77,652      49,177
  Interest                                      30,659      25,450


                                               313,078     262,206


                                               (31,072)    423,929

Equity in losses of Waste Control Specialist    (2,758)     (3,171)


    Income (loss) before income taxes          (33,830)    420,758

Provision for income taxes (benefit)           (10,698)    181,641

Minority interest in after-tax earnings              8      34,450


    Income (loss) from continuing operations   (23,140)    204,667

Discontinued operations                         15,671        -

Extraordinary item                                -         (1,269)


      Net income (loss)                       $ (7,469)   $203,398






                   VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1997        1998

Basic earnings per common share:
  Continuing operations                        $   (.20)   $   1.78
  Discontinued operations                           .13        -
  Extraordinary item                               -           (.01)


  Net income (loss)                            $   (.07)   $   1.77







Diluted earnings per share:


  Continuing operations                        $   (.20)   $   1.76
  Discontinued operations                           .13        -
  Extraordinary item                               -           (.01)


  Net income (loss)                            $   (.07)   $   1.75




Cash dividends per share                       $    .05    $    .05




Shares used in the calculation of earnings
per share:
  Basic earnings per common share               114,792     115,135
  Dilutive impact of stock options                 -            969


  Diluted earnings per share                    114,792     116,104






                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997        1998

Net income (loss)                             $(7,469)    $203,398


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized gains arising during the        19,526        2,706
period
    Less reclassification for gains included
     in net income
                                                  (86)         (79)

                                               19,440        2,627


  Currency translation adjustment              (3,345)        (517)


  Pension liabilities adjustment                 -           1,013


    Total other comprehensive income, net      16,095        3,123


      Comprehensive income                    $ 8,626     $206,521






               VALHI, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            THREE MONTHS ENDED MARCH 31, 1998

                      (IN THOUSANDS)

                                  ADDITIONAL
                         COMMON    PAID-IN       RETAINED
                         STOCK     CAPITAL       EARNINGS

Balance at December 31, $1,253    $38,355       $315,977
1997

Net income                -          -           203,398
Other comprehensive       -          -              -
income, net
Dividends                 -          -            (5,792)
Common stock reacquired   -          -              -
Other, net                   1      3,757           -


Balance at March 31,    $1,254    $42,112       $513,583
1998





                VALHI, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             THREE MONTHS ENDED MARCH 31, 1998

                       (IN THOUSANDS)

                                       ADJUSTMENTS                            TOTAL

                          MARKETABLE    CURRENCY     PENSION   TREASURY
                          SECURITIES                                       STOCKHOLDERS'

Balance at December 31,
1997                       $127,731    $(24,440)    $(2,533)   $(71,409)   $384,934

Net income                     -           -            -          -        203,398
Other comprehensive
income, net                   2,627        (517)      1,013        -          3,123
Dividends                      -           -            -          -         (5,792)
Common stock reacquired        -           -            -        (2,301)     (2,301)
Other, net                     -           -            -          (158)      3,600


Balance at March 31, 199   $130,358    $(24,957)    $(1,520)   $(73,868)   $586,962





                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                 1997        1998

Cash flows from operating activities:
  Net income (loss)                           $  (7,469) $ 203,398
  Depreciation, depletion and amortization       15,937     14,385
  Noncash interest expense                        8,929      7,931
  Gain on:
    Disposal of business unit                      -      (330,217)
    Reduction in interest in CompX                 -       (67,902)
  Change in accounting principle                 30,000       -
  Deferred income taxes                         (12,226)    95,402
  Minority interest                                   8     34,450
  Other, net                                     (2,794)    (2,285)
  Equity in:
    Waste Control Specialists                     2,758      3,171
    Discontinued operations                     (15,671)      -

                                                 19,472    (41,667)

  Discontinued operations, net                  (36,534)      -
  Change in assets and liabilities:
    Accounts and notes receivable               (33,211)   (37,047)
    Inventories                                  28,464      1,315
    Accounts payable and accrued liabilities       (292)       (96)
    Income taxes                                  5,787     71,290
    Other, net                                    5,560      5,222


        Net cash used by operating
         activities                                           (983)

                                                (10,754)


Cash flows from investing activities:
  Capital expenditures                           (9,646)    (4,027)
  Purchase of:
    NL common stock                                -        (7,955)
    Marketable securities                          -        (9,200)
    Business unit                                  -       (33,053)
  Investment in Waste Control Specialists        (3,000)      -
  Proceeds from disposal of business unit          -       435,080
  Loans to affiliates:
    Loans                                       (28,250)  (114,550)
    Collections                                  14,250      9,550
  Other loans and notes receivable:
    Loans                                      (200,600)      -
    Collections                                  12,586       -
  Pre-close dividend from Amalgamated Sugar      11,518       -
Company
  Discontinued operations, net                   33,998       -
  Other, net                                      2,443         94


        Net cash provided (used) by investin
         activities
                                               (166,701)   275,939


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                 1997        1998

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                $ 390,000    $ 30,491
    Principal payments                         (189,414)   (216,111)
    Deferred financing costs paid                (3,434)       (220)
  Proceeds from issuance of CompX common           -        110,378
stock
  Repayment of loan from affiliate               (7,244)       -
  Valhi dividends paid                           (5,778)     (5,792)
  Common stock reacquired                          -         (2,301)
  Discontinued operations, net                       (5)       -
  Other, net                                      1,755         664


      Net cash provided (used) by financing
       activities
                                                185,880     (82,891)


Cash and cash equivalents - net change from:

  Operating, investing and financing              8,425     192,065
activities
  Currency translation                           (1,622)       (495)
  Business unit sold                               -         (7,630)
Cash and equivalents at beginning of period     255,679     360,369

Cash and equivalents at end of period         $ 262,482    $544,309




Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized      $  11,449   $  10,957
    Income taxes, net                            26,862      29,807


  Business unit acquired - net assets
consolidated:
    Cash and cash equivalents                 $
    Goodwill                                       -         19,947
    Other intangible assets                        -          3,133
    Other non-cash assets                          -         17,782
    Liabilities                                    -         (7,809)


    Cash paid                                 $    -      $  33,053







                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.
The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

     The extraordinary item, stated net of allocable income tax benefit and minority interest, relates to the prepayment of certain indebtedness at 58%- owned NL Industries. See Notes 8 and 12.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of March 31, 1998, the Company had purchased approximately 240,000 shares for an aggregate of $2.3 million pursuant to such authorization. Other commitments and contingencies are discussed in Notes 7 and 12, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1997 Annual Report.

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


NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                                % OWNED
    OPERATIONS                 PRINCIPAL ENTITIES            AT MARCH 31, 1998


  Chemicals             NL Industries, Inc.                         58%
  Component products    CompX International Inc.                    62%
  Waste management      Waste Control Specialists                   58%

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                 1997      1998

                                                 (IN MILLIONS)
Net sales:
  Chemicals                                     $239.5     $235.3
  Component products                              25.8       32.1


                                                $265.3     $267.4



Operating income:
  Chemicals                                     $ 13.5     $ 37.4
  Component products                               6.3        4.3

                                                  19.8       41.7
Gain on:
  Disposal of business unit                        -        330.2
  Reduction in interest in CompX                   -         67.9
General corporate items:
  Securities earnings                             14.7       17.3
  Expenses, net                                  (34.9)      (7.8)
Interest expense                                 (30.7)     (25.4)

                                                 (31.1)     423.9

Equity in losses of Waste Control Specialists     (2.7)      (3.2)


    Income (loss) before income taxes           $(33.8)    $420.7




                                    THREE MONTHS ENDED MARCH 31,

                                    DEPRECIATION,
                                    DEPLETION AND        CAPITAL
                                    AMORTIZATION       EXPENDITURES

                                  1997      1998      1997      1998

                                             (IN MILLIONS)
Chemicals                        $15.0      $13.3     $8.9     $2.4
Component products                  .8        1.0       .5      1.6
Other                               .1         .1       .2       -



                                 $15.9      $14.4     $9.6     $4.0




     NL's chemicals operations are conducted through its subsidiaries Kronos, Inc. (titanium dioxide pigments or "TiO2") and Rheox, Inc. (specialty chemicals). In January 1998, NL sold its specialty chemicals business unit conducted by Rheox. See Note 12. The Company's component products subsidiary (CompX) is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock which, along with the award of certain shares of its common stock in connection with the offering, reduced the Company's ownership interest in CompX to 62%.
See Note 13. Both NL (NYSE: NL) and CompX (NYSE: CIX) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The Company has not consolidated its majority-owned subsidiary, Waste Control Specialists, because the Company is not deemed to control Waste Control Specialists. In April 1998, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest to 64%. Approximately $7 million of such equity contribution was used by Waste Control Specialists to reduce the outstanding balance of its revolving borrowings from the Company. The Company also holds an option to make an additional $10 million equity contribution to Waste Control Specialists which, if contributed, would increase its membership interest to approximately 69%. See Note 6. The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 14. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration.


NOTE 3 -     MARKETABLE SECURITIES:

                                            DECEMBER 31,   MARCH 31,
                                                1997         1998

                                                 (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC          $170,000      $170,000
  Dresser Industries common stock              87,823        89,641
  Other securities                             15,793        27,302


                                             $273,616      $286,943





    At March 31, 1998, Valhi held 3.1 million shares of Dresser common stock (aggregate cost of $25 million) with a quoted market price of $48.06 per share, or an aggregate market value of $148 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Dresser shares, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. See Note 8. See the 1997 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is approximately $20 million at March 31, 1998.

NOTE 4 -     INVENTORIES:

                                          DECEMBER 31,   MARCH 31,
                                              1997         1998

                                                (IN THOUSANDS)
Raw materials:
  Chemicals                               $ 45,844      $ 40,416
  Component products                         2,057         5,465

                                            47,901        45,881

In process products:
  Chemicals                                  8,018         7,375
  Component products                         5,193         6,188

                                            13,211        13,563


Finished products:
  Chemicals                                108,292        90,502
  Component products                         3,775         4,151

                                           112,067        94,653


Supplies                                    31,539        30,504


                                          $204,718      $184,601





NOTE 5 -     ACCRUED LIABILITIES:

                                          DECEMBER 31,    MARCH 31,
                                              1997          1998

                                                (IN THOUSANDS)

Current:
  Employee benefits                       $ 44,457      $ 38,572
  Environmental costs                       11,118        10,881
  Plant closure costs                        3,289         2,836
  Interest                                   7,019        13,919
  Deferred income                              915         4,502
  Miscellaneous taxes                          571         1,084
  Other                                     47,352        48,572



                                          $114,721      $120,366



Noncurrent:
  Insurance claims and expenses           $ 13,674      $ 13,944
  Employee benefits                         11,490        11,330
  Deferred income                            1,480        16,783
  Other                                      1,536         5,166

                                          $ 28,180      $ 47,223




NOTE 6 - OTHER NONCURRENT ASSETS:

                                           DECEMBER 31,   MARCH 31,
                                               1997          1998

                                                (IN THOUSANDS)
Investment in joint ventures:
  TiO2 manufacturing joint venture        $170,830       $171,202
  Waste Control Specialists LLC             15,518         12,347
  Other                                      1,891           -

                                           188,239        183,549


Loan to Waste Control Specialists LLC        4,000         10,000



                                          $192,239       $193,549



Loans and notes receivable:


  Snake River Sugar Company               $ 80,000       $ 80,000
  Other                                     12,183         12,272

                                            92,183         92,272
  Less current portion                       9,627          9,840

  Noncurrent portion                      $ 82,556       $ 82,432



Deferred financing costs                  $ 11,646       $  9,475
Intangible assets                            4,487          6,688
Other                                       10,134          9,579


                                          $ 26,267       $ 25,742





     In April 1998, the maturity of the Company's $10 million revolving loan to Waste Control Specialists was extended one year to December 31, 1999.

NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                          DECEMBER 31,   MARCH 31,
                                              1997          1998

                                                (IN THOUSANDS)
Current receivable from affiliates          $   104      $   137




Noncurrent loan to Contran Corporation      $  -         $99,000





Current payable to affiliates:


  Income taxes payable to Contran           $19,472      $ 2,618
  Tremont Corporation                         3,354        3,364
  Louisiana Pigment Company                   8,513        7,371
  Other, net                                   (343)        (268)


                                            $30,996      $13,085




     In February 1998, Valhi entered into a $120 million revolving credit facility with Contran ($99 million outstanding at March 31, 1998). Borrowings by Contran bear interest at the prime rate (8.5% at March 31, 1998) and are collateralized by substantially all of Contran's assets, including 8 million Valhi shares held by Contran and shares in certain other Contran subsidiaries which, in the aggregate, hold a controlling interest in Valhi. The facility matures no later than August 10, 1998. Approximately $25 million of such borrowings repaid certain demand loans owed by Contran to Valhi which was collateralized by Contran's borrowing availability under a third-party credit facility. Such third-party credit facility was terminated by Contran in February 1998 in order to, among other things, allow Contran to pledge certain of the collateral to Valhi described above. Contran has used substantially all of the remaining amount borrowed from Valhi to fund the settlement of a lawsuit that had unsuccessfully sought to remove Mr. Simmons as trustee of two of the family trusts described in Note 1.

     In March 1998, Contran offered to sell approximately 2.9 million shares of Tremont Corporation common stock held by Contran and certain of its subsidiaries to Valhi in a privately-negotiated transaction. Such shares represent approximately 44% of Tremont's outstanding common stock. Valhi's board of directors has formed a special committee comprised of two of its members who are not officers of affiliated companies and has authorized such special committee to review and act on the proposal. Such directors have retained their own legal and financial advisors, and such directors will act on behalf of Valhi to negotiate mutually acceptable terms and conditions of the sale. Contran has advised the Company that it intends to first utilize the proceeds resulting from the proposed transaction, if consummated, to repay the outstanding balance under the $120 million revolving credit facility. There can be no assurance that any such transaction will be completed. If the proposed transaction is consummated, the Company would account for its interest in Tremont by the equity method. At

March 31, 1998, the quoted market price of Tremont's common stock was $58.13 per share.

     Because Contran intends to first utilize the proceeds from the proposed sale of Tremont common stock to Valhi, if consummated, to repay the outstanding balance under the $120 million revolving credit facility, the Company has classified the outstanding principal amount of such facility as a noncurrent asset at March 31, 1998.

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                           DECEMBER 31,    MARCH 31,
                                               1997          1998

                                                 (IN THOUSANDS)
Notes payable -
  Kronos - non-U.S. bank credit agreement
   (DM 25,000 and DM 60,500)

                                            $   13,968    $ 33,233



Long-term debt:
  Valhi:  LYONs                             $   87,823    $ 89,641
          Snake River Sugar Company            250,000     250,000

  Valcor Senior Notes                            2,431       2,431

  NL Industries:
    Senior Secured Notes                       250,000     250,000
    Senior Secured Discount Notes              169,857     164,229
    Deutsche mark bank credit facility
     (DM 288,322 and DM 227,322)               161,085     124,868
    Rheox bank credit facility                 117,500        -
    Joint venture term loan                     42,429        -
    Other                                        3,282       2,629


        Total NL Industries                    744,153     541,726

  Other                                            534         889


                                             1,084,941     884,687


  Less current maturities                       76,854      23,142



                                            $1,008,087    $861,545





     NL used a portion of the net proceeds from the January 1998 sale of its specialty chemicals business unit to prepay and terminate Rheox's bank credit facility, and in March 1998 NL prepaid and terminated the joint venture term loan. In February 1998, CompX obtained a new $100 million unsecured revolving bank credit facility (nil outstanding at March 31, 1998). See Note 12 and "Management's Discussion and Analysis of Financial Position and Results of Operations."

NOTE 9 -     OTHER INCOME:

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                1997        1998

                                                 (IN THOUSANDS)
Securities earnings:
  Interest and dividends                      $14,605   $ 17,172
  Securities transactions                         133        122

                                               14,738     17,294
Currency transactions, net                        496        478
Other, net                                      1,467      2,856


                                              $16,701    $20,628





NOTE 10 - PROVISION FOR INCOME TAXES (BENEFIT):

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                1997        1998

                                                 (IN MILLIONS)
Continuing operations:
  Expected tax expense (benefit)               $(11.8)     $147.3
  Incremental tax and rate differences on
equity in                                       (12.7)       71.1
   earnings of non-tax group companies
  Change in NL's deferred income tax
   valuation allowance                           12.9       (42.7)
  State income taxes, net                          .4         8.5
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold      -         (12.1)
  No tax benefit for goodwill amortization         .8         9.8
  Non-U.S. tax rates                              (.2)       -
  Other, net                                      (.1)        (.3)



                                               $(10.7)     $181.6



Comprehensive provision (benefit) for income
taxes
 allocated to:
  Continuing operations                        $(10.7)     $181.6

  Discontinued operations                         9.3        -
  Extraordinary item                              -          (1.3)
  Equity adjustment components:
    Marketable securities                        12.2         1.6
    Currency translation                         (1.8)        (.2)
    Pension liabilities                           -            .6


                                               $  9.0      $182.3






NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and net earnings are presented in the following tables.

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                1997        1998

                                                 (IN THOUSANDS)
Minority interest in net assets:
  NL Industries                                $ -        $33,377
  CompX                                          -         43,025
  Foreign subsidiaries of NL                     257          266
  Foreign subsidiaries of CompX                  -            122


                                               $ 257      $76,790





                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                1997        1998

                                                 (IN THOUSANDS)
Minority interest in net earnings (losses) -
 continuing operations:
  NL Industries                                  $ -       $33,925
  CompX                                            -           526
  Foreign subsidiaries of NL                        8           15
  Foreign subsidiaries of CompX                    -           (16

                                                        )

                                                 $  8      $34,450






     NL Industries. At December 31, 1997, NL's separate financial statements reflected a stockholders' deficit of approximately $222 million and, accordingly, no minority interest in NL was reported in the Company's consolidated balance sheet at that date. Until such time as NL reported positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity accrued to the Company for financial reporting purposes. Beginning in the first quarter of 1998, NL resumed reporting positive stockholders' equity, and consequently the Company resumed reporting minority interest in NL's net earnings and net assets in 1998.

     CompX. In March 1998, CompX completed an initial public offering of shares of its common stock which, along with the award of certain shares of its common stock in connection with the offering, reduced the Company's ownership interest in CompX from 100% to 62%. See Note 13. Following CompX's public offering, the Company commenced reporting minority interest in CompX's net earnings and net assets.

NOTE 12 - DISPOSAL OF BUSINESS UNIT:

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in the first quarter of 1998. The Company's first quarter 1997 results include net sales of $35.1 million and operating income of $9.7 million related to this business unit (1998 prior to the sale - $12.7 million and $2.7 million, respectively).

     A portion of the net proceeds from the disposal of this business unit was used to prepay and terminate Rheox's bank credit facility. The remaining net proceeds are available for NL's general corporate purposes as permitted by the indentures governing NL's publicly-traded Senior Notes. Under the terms of such indentures, NL is required to make an offer to purchase a pro rata portion of the NL Notes, at par value for the 11.75% Senior Secured Notes and at accreted value for the 13% Senior Secured Discount Notes, to the extent that a specified amount of these net proceeds are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets, both as defined in the indentures, within nine months of the disposition. In this regard, NL has advised the other 50%-owner of the TiO2 manufacturing joint venture of its interest in acquiring the portion of the Ti02 manufacturing joint venture NL does not currently own, and NL prepaid and terminated the joint venture term loan in March 1998. The Senior Secured Discount Notes can first be redeemed, at the option of NL, in October 1998 at a price of 106% of their principal amount. NL may elect to redeem the Senior Secured Discount Notes depending on market conditions, availability of resources and other factors. NL may acquire the Senior Secured Notes or Senior Secured Discount Notes in the open market, including $11 million accreted value of the Senior Secured Discount Notes acquired in open market transactions in the first quarter of 1998.

NOTE 13 - REDUCTION IN INTEREST IN COMPX:

   In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. Such net proceeds are available for CompX's general corporate purposes. CompX used $75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, of which $50 million was incurred in connection with the repayment of certain intercompany indebtedness owed by CompX to Valcor and $25 million which was incurred in connection with CompX's acquisition of a lock competitor. As a result of the public offering of shares of CompX common stock and CompX's award of certain shares of its common stock in connection with the offering, the Company's ownership interest in CompX was reduced to 62%. The Company reported a $67.9 million pre-tax gain on the Company's reduction in interest in CompX in the first quarter of 1998. Deferred income taxes were provided on this gain on reduction in interest in CompX.

NOTE 14 - DISCONTINUED OPERATIONS:

     The components of discontinued operations for the first three months of 1997 are presented in the following table.

                                                     AMOUNT

                                                 (IN THOUSANDS)
Medite Corporation (building products)              $15,148
Sybra, Inc. (fast food)                                 523


                                                    $15,671





     Condensed income statement and cash flow data for Medite and Sybra for the first three months of 1997 is presented below.

                                              MEDITE     SYBRA

                                                (IN MILLIONS)
Income statement data:
  Operations:
    Net sales                                  $ 12.9     $27.8



    Operating income                           $  1.7     $ 1.4
    Interest expense and other, net               (.1)      (.6)

      Pre-tax income                              1.6        .8
    Income tax expense                             .6        .3

                                                  1.0        .5

  Net gain on disposal:
    Pre-tax gain                                 22.5       -
    Income tax expense                            8.4       -

                                                 14.1       -



                                               $ 15.1     $  .5



Cash flow data:
  Cash flows from operating activities         $(36.5)    $ (.1)


  Cash flows from investing activities:
    Capital expenditures                          (.4)     (1.1)
    Proceeds from disposal of assets             35.1        .4


                                                 34.7       (.7)


                                               $ (1.8)    $ (.8)





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported income from continuing operations of $204.7 million, or $1.76 per diluted share, in the first quarter of 1998 compared to a loss from continuing operations of $23.1 million, or $.20 per diluted share, in the first quarter of 1997. The 1998 results of operations include a $330 million pre-tax gain ($152 million, or $1.31 per diluted share, net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit and a $68 million pre-tax gain ($44 million, or $.38 per diluted share, net of income taxes) related to the Company's reduction in interest in CompX. See Notes 12 and 13 to the Consolidated Financial Statements, respectively. The 1997 results of operations include a $30 million pre-tax charge ($19.5 million, or $.17 per diluted share, net of income taxes) related to adoption of a new accounting standard regarding accounting for environmental remediation liabilities at NL.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, and other risks and uncertainties as discussed in this Quarterly Report and the 1997 Annual Report.


CHEMICALS

     As discussed above, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox.

                                          THREE MONTHS ENDED
                                               MARCH 31,        %

                                            1997      1998    CHANGE

                                            (IN MILLIONS)
Net sales:
  Kronos                                  $204.4    $222.6     +9%
  Rheox                                     35.1      12.7



                                          $239.5    $235.3



Operating income:
  Kronos                                  $  3.8    $ 34.7   +804%
  Rheox                                      9.7       2.7



                                          $ 13.5    $ 37.4




     Kronos' TiO2 sales and operating income increased in the first quarter of 1998 compared to the first quarter of 1997 due primarily to higher average Ti02 selling prices, improved production volumes and record sales volumes. Kronos' average TiO2 selling prices have generally been increasing since early 1997, and Kronos' average TiO2 selling prices in the first quarter of 1998 were 17% higher than the first quarter of 1997 and 5% higher than the fourth quarter of 1997.
NL expects further increases in its TiO2 selling prices during the remainder of 1998. Kronos achieved record TiO2 sales volumes in the first quarter of 1998. Kronos' first quarter 1998 sales volumes increased 2% compared with the first quarter of 1997 as increased volumes in Europe more than offset lower volumes in other regions. NL expects its TiO2 operating income and margins will continue to improve in 1998 compared to 1997 due primarily to expected higher average Ti02 selling prices. Calendar 1998 Ti02 sales volumes are expected to approximate calendar 1997 volumes.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies.
Fluctuations in the value of the U.S. dollar relative to other currencies decreased NL's sales in the first quarter of 1998 by $15 million compared to the first quarter of 1997. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant.

     The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately-reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $21 million annually as compared to amounts separately reported by NL (approximately $19 million related to TiO2 and approximately $2 million related to the disposed specialty chemicals business unit).

COMPONENT PRODUCTS

                                         THREE MONTHS ENDED
                                              MARCH 31,        %

                                            1997      1998   CHANGE

                                            (IN MILLIONS)
Net sales                                   $25.8   $32.1    +24%
Operating income                              6.3     4.3    -31%





     Component products net sales increased in the first quarter of 1998 compared to the first quarter of 1997 due to higher sales volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and locks). The higher sales volumes of locks resulted primarily from the March 1998 acquisition of a lock competitor, which acquisition generated approximately $2 million of net sales subsequent to the acquisition. Component products operating income in the first quarter of 1998 includes a $3.3 million non-cash charge related to the award of certain shares of CompX's common stock in connection with the completion of its initial public offering in March 1998. Excluding the stock award charge, operating income margins in both periods were approximately 24%. Also excluding the effect of the March 1998 acquisition, operating income margins increased by approximately 1% in the first quarter of 1998 compared to the first quarter of 1997.

WASTE MANAGEMENT

     Waste Control Specialists reported a loss of $3.2 million during the first quarter of 1998 compared to a loss of $2.7 million during the first quarter of 1997. Waste Control Specialists reported net sales of $1.9 million in the first quarter of 1998 compared to a nominal amount of net sales in the first quarter of 1997. Operating losses in both periods include expenditures in connection with the pursuit of permits covering the processing, treatment, storage and disposal of low-level and mixed radioactive waste.

OTHER

     Gains on disposal of business unit and reduction in interest in CompX. See Notes 12 and 13, respectively, to the Consolidated Financial Statements. The pre-tax gain on disposal of NL's specialty chemicals business unit differs from the amount separately-reported by NL due to the write-off of a portion of the

Company's purchase accounting adjustments which were related to the net assets sold, including an allocated portion of goodwill associated with the Company's investment in NL.

     General corporate items. Securities earnings increased in the first quarter of 1998 compared to the first quarter of 1997 due primarily to a higher level of funds available for investment. Securities earnings in both periods also include a nominal amount of securities transaction gains related to the disposition of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Dresser shares. Any additional exchanges in 1998 or beyond would similarly result in additional securities transaction gains.

     Net general corporate expenses in the first quarter of 1997 included NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. Such charge is included in selling, general and administrative expenses in 1997. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period.

     Interest expense. Interest expense decreased in the first quarter of 1998 compared to the first quarter of 1997 due primarily to a lower average level of outstanding indebtedness (primarily Valhi's LYONs, Valcor Senior Notes and indebtedness related to NL's specialty chemicals business unit which was prepaid in January 1998).

     Minority interest.  See Note 11 to the Consolidated Financial Statements.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 10 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Also, certain subsidiaries, including NL and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group, and the Company provides incremental income taxes on such earnings. In addition, in the first quarter of 1998 NL reduced its deferred income tax valuation allowance by approximately $42.7 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Discontinued operations and extraordinary item. See Notes 14 and 1, respectively, to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. NL will pay cash income taxes later in 1998 as a result of the sale of its specialty chemicals business unit. At the time of payment, such cash income taxes will be shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from such disposal are shown as a component of cash flows from investing activities.

     Cash flows from investing and financing activities. NL's and CompX's aggregate capital expenditures for 1998 are expected to approximate the $37 million spent in 1997. Capital expenditures in 1998 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During the first quarter of 1998, (i) Valhi loaned a net $99 million to Contran pursuant to the terms of the $120 million revolving credit facility,
(ii) Valhi loaned $6 million to Waste Control Specialists, (iii) Valhi purchased $8 million of additional shares of NL common stock and $9 million of certain marketable securities and (iv) CompX purchased a lock competitor for $33 million. In addition, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business.

     Net repayments of indebtedness in the first quarter of 1998 include the prepayment and termination of the Rheox bank credit facility and the joint venture term loan. In accordance with the terms of the DM credit facility, NL also prepaid DM 81 million ($44 million when paid) of the DM term loan, of which DM 49 million fully satisfied the September 1998 scheduled term loan payment and DM 32 million reduced the March 1998 scheduled term loan payment. A portion of the funds for such prepayment of the DM credit facility was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities.

     At March 31, 1998, unused credit available under existing credit facilities approximated $189 million, which was comprised of $100 million available to CompX under its new revolving senior credit facility discussed below, $74 million available to NL under non-U.S. credit facilities and $15 million available to Valhi.

     In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. Such net proceeds are available for CompX's general corporate purposes. CompX used

$75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, $50 million of which were incurred to repay certain intercompany indebtedness owed by CompX to Valcor and $25 million of which was used to fund the acquisition of the lock competitor.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of March 31, 1998, the Company had purchased approximately 240,000 shares for an aggregate of $2.3 million pursuant to such authorization.

CHEMICALS - NL INDUSTRIES

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Average TiO2 selling prices began a downward trend in the last half of 1995, and continued to decline throughout 1996 and the first quarter of 1997. NL's average TiO2 prices began to increase during the second quarter of 1997 and continued to increase throughout the remainder of 1997 and the first quarter of 1998. NL expects further increases in its TiO2 selling prices during the remainder of 1998. However, no assurance can be given that price trends will conform to NL's expectations and future cash flows could be adversely affected should prices trend downward.

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A portion of the net proceeds was used to prepay and terminate Rheox's bank credit facility. The remaining net proceeds of approximately $262 million are available for NL's general corporate purposes, subject to compliance with the terms of the indentures governing its publicly-traded debt. NL intends to use the remaining net proceeds to invest in additional TiO2 production capacity or to reduce its debt. In this regard, NL has advised the other 50%-owner of the TiO2 manufacturing joint venture of its interest in acquiring the portion of the Ti02 manufacturing joint venture NL does not currently own, and NL prepaid and terminated its joint venture term loan in March 1998. Under the terms of such indentures, NL is required to make an offer to purchase a pro rata portion of such notes, at par value for the 11.75% Senior Secured Notes and at accreted value for the 13% Senior Secured Discount Notes, to the extent that a specified amount of these net proceeds are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets (including additional Ti02 production capacity), both as defined in the indentures, within nine months of the disposition. The Senior Secured Discount Notes can first be redeemed, at the option of NL, in October 1998 at a price of 106% of their principal amount. NL may elect to redeem the Senior Secured Discount Notes depending on market conditions, availability of resources and other factors it deems relevant. NL may acquire the Senior Secured Notes or Senior Secured Discount Notes in the open market, including $11 million accreted value of the Senior Secured Discount Notes acquired in open market transactions in the first quarter of 1998.

     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. During 1997, NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and NL expects to pay DM 9 million ($5 million at

March 31, 1998) during 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain tax assessments aggregating DM 119 million ($65 million), including non-income tax related items and interest, for the years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million), including non-income tax related items and interest, for 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected to be required until the litigation is resolved.

     A 1997 German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining German tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities which aggregates DM 121 million. Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 94 million ($52 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million lien in favor of the German tax authorities.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1998) relating to 1994. NL has appealed this assessment and expects to litigate this issue.

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

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($134 million at March 31, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $175 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL


     In February 1998, CompX entered into a new $100 million revolving senior credit facility and used a portion of the net proceeds to repay a $50 million demand note to Valcor which CompX had distributed to Valcor in December 1997. The new credit facility is unsecured and is due in 2003. Borrowings are available for CompX's general corporate purposes, including potential acquisitions. The new credit facility contains provisions which, among other things, require the maintenance of minimum levels of net worth, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration, using available cash on hand and $25 million of borrowings under the new credit facility.

     Also, in March 1998, CompX completed an initial public offering of shares of its common stock. The net proceeds to CompX were approximately $110.4 million. Of such net proceeds, $75 million was used to completely repay the outstanding balance of CompX's new $100 million credit facility discussed above. CompX believes that the net proceeds to CompX from the offering, after repayment of borrowings under the new credit facility, together with cash generated from operations and borrowing availability under the new credit facility will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and future acquisitions for the foreseeable future.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of

1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. In May 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share starting in the second quarter of 1998. At that rate, and based on the 29.8 million NL shares held by Valhi at March 31, 1998, Valhi would receive aggregate annual dividends from NL of approximately $3.6 million. Various credit agreements to which certain subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries. At March 31, 1998, Valhi had $142 million of parent level cash and cash equivalents, including $7 million held by Valcor which could be distributed to Valhi.

     Valhi's LYONs do not require current cash debt service. At March 31, 1998, Valhi held 3.1 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at March 31, 1998, assuming exchanges of all of the outstanding LYONs for Dresser stock at such date, was approximately $25 million. Valhi continues to receive regular quarterly Dresser dividends (currently $.19 per share) on the escrowed shares. At March 31, 1998, the LYONs had an accreted value equivalent to approximately $29.20 per Dresser share, and the market price of the Dresser common stock was $48.06 per share. The March 31, 1998 market price of Dresser common stock is equal to the equivalent accreted LYONs obligation in September 2003.

     In April 1998, Valhi contributed $10 million to Waste Control Specialists equity, thereby increasing its membership interest to 64%. Approximately $7 million of such equity contribution was used by Waste Control Specialists to reduce the outstanding balance of its revolving borrowings from the Company. Also in April 1998, the maturity of the Company's $10 million revolving loan to Waste Control Specialists was extended one year to December 31, 1999.

     At March 31, 1998, Valhi's loan to Snake River Sugar Company has an outstanding balance of $80 million. Valhi currently expects that distributions received from the LLC, which are dependent in part upon the future operations of the LLC, will exceed its debt service requirements under its $250 million loans from Snake River. The cash proceeds to Valhi from the transfer of control of Amalgamated's operations to Snake River, including amounts to be collected in the future from Valhi's remaining $80 million loan to Snake River, are and will be available for Valhi's general corporate purposes.

     Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to simultaneously call its $250 million loans to Valhi. As a result, such net cash proceeds generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

     In February 1998, Valhi entered into a new $120 million revolving credit facility with Contran ($99 million outstanding at March 31, 1998). Borrowings by Contran bear interest at the prime rate (8.5% at March 31, 1998), are collateralized by, among other things, approximately 8 million shares of Valhi common stock held by Contran and are due in August 1998. In March 1998, Contran offered to sell approximately 2.9 million shares of Tremont Corporation common stock to Valhi in a privately-negotiated transaction. There can be no assurance that any such transaction will be consummated. See Note 7 to the Consolidated Financial Statements.

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


     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1997 Annual Report for descriptions of certain legal proceedings.

    In March 1998, the court (i) granted plaintiffs' motion for certification of two plaintiff classes and (ii) granted defendants' motion for partial summary judgment with respect to one of the counts in the previously-reported American Federation of Grain Millers International, et al. v. Valhi, Inc. et al.

     In April 1998, the previously-reported Midgard Corporation v. Medite of New Mexico, Inc., et al. was settled. Pursuant to an executed settlement agreement, Medite paid $975,000 to the plaintiff to settle the litigation, and Medite withdrew its appeal.

     Trial in the previously-reported Medite Corporation v. Public Service Company of New Mexico is scheduled to begin late in the summer of 1998.

     Adams v. NL Industries, et al. (No. A9701785). In March 1998, the plaintiffs dismissed this case without prejudice.

     Batavia, New York Superfund Site. In April 1998, the U.S. EPA indicated that its claim for past costs from the PRPs, including NL, was approximately $2.4 million.

     De Leon vs. Exide Corp. and NL Industries, Inc. (No. DV98-02669-B). In April 1998, NL was served with a complaint on behalf of 47 homeowners and their spouses seeking damages for alleged loss of property value, repair costs, mental anguish, environmental monitoring, punitive damages and injunctive relief in connection with property allegedly contaminated by a secondary lead smelter formerly owned by NL. The time for defendants to file their answer or other response to the complaint has not yet expired. NL intends to defend the action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 -Financial Data Schedule for the three-month period ended March 31, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1998.

        January 14, 1998     - Reported Items 5 and 7.
        January 27, 1998     - Reported Items 5 and 7.
        January 30, 1998     - Reported Items 2 and 7.
        February 6, 1998     - Reported Items 5 and 7.
        February 11, 1998    - Reported Items 5 and 7.
        February 12, 1998    - Reported Items 5 and 7.
        March 10, 1998       - Reported Items 5 and 7.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   May 12, 1998               By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President,
                                     Principal Financial Officer)



Date   May 12, 1998               By /s/ Gregory M. Swalwell

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





                                                 VALHI, INC.

                                              (Registrant)



Date   May 12, 1998                   By

                                         Bobby D. O'Brien
                                         (Vice President,
                                         Principal Financial Officer)



Date   May 12, 1998                   By

                                         Gregory M. Swalwell
                                         (Controller,
                                         Principal Accounting Officer)