Form 10-Q
period 1998-06-30
VALHI INC /DE/
filed 1998-08-12
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   JUNE 30, 1998           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1998: 114,457,014.
                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and June 30, 1998                                   3-4

         Consolidated Statements of Operations -
          Three months and six months ended June 30, 1997
          and 1998                                            5-6

         Consolidated Statements of Comprehensive Income -
          Six months ended June 30, 1997 and 1998              7

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1998                       8

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1998            9-10

         Notes to Consolidated Financial Statements         11-20

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   21-32

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                                      33

  Item 4. Submission of Matters to a Vote of Security Holders.    34

  Item 6. Exhibits and Reports on Form 8-K.                       34
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,    JUNE 30,
                                               1997          1998

Current assets:
  Cash and cash equivalents                $  360,369   $  432,950
  Accounts and other receivables             172,378       196,998
  Refundable income taxes                      1,941         6,382
  Receivable from affiliates                     104         9,258
  Inventories                                204,718       185,841
  Prepaid expenses                             3,607         5,973
  Deferred income taxes                         7,541        5,031


      Total current assets                    750,658      842,433


Other assets:
  Marketable securities                      273,616       271,333
  Investment in and advances to affiliates   192,239       365,461
  Loans and notes receivable                  82,556        82,432
  Mining properties                           30,363        14,612
  Prepaid pension cost                        24,111        24,072
  Goodwill                                   256,539       253,768
  Deferred income taxes                          110          -
  Other                                        26,267       24,670


      Total other assets                      885,801    1,036,348


Property and equipment:
  Land                                        17,100        15,380
  Buildings                                  145,599       141,081
  Equipment                                  506,402       474,768
  Construction in progress                      3,284        8,431

                                             672,385       639,660
  Less accumulated depreciation               130,731      136,271


      Net property and equipment              541,654      503,389


                                           $2,178,113   $2,382,170


                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY    DECEMBER 31,   JUNE 30,
                                               1997         1998

Current liabilities:
  Notes payable                            $   13,968   $   33,680
  Current long-term debt                      76,854       192,119
  Accounts payable                            71,559        61,475
  Accrued liabilities                        114,721       132,101
  Payable to affiliates                       30,996        10,985
  Income taxes                                15,103        28,848
  Deferred income taxes                           891          607


      Total current liabilities               324,092      459,815


Noncurrent liabilities:
  Long-term debt                           1,008,087       672,948
  Accrued pension cost                        45,641        41,491
  Accrued OPEB cost                           51,273        45,079
  Accrued environmental costs                128,246       112,998
  Deferred income taxes                      207,403       342,420
  Other                                        28,180       43,491


      Total noncurrent liabilities          1,468,830    1,258,427


Minority interest                                 257       92,116


Stockholders' equity:
  Common stock                                 1,253         1,254
  Additional paid-in capital                  38,355        42,268
  Retained earnings                          315,977       505,713
  Accumulated other comprehensive income:
    Marketable securities                    127,731       125,843
    Currency translation                     (24,440)      (26,487)
    Pension liabilities                       (2,533)       (1,520)
  Treasury stock                              (71,409)     (75,259)


      Total stockholders' equity              384,934      571,812


                                           $2,178,113   $2,382,170






Commitments and contingencies (Note 1)

                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                       JUNE 30,             JUNE 30,


                                   1997      1998       1997      1998


Revenues and other income:
  Net sales                      $280,221  $281,333  $545,526  $548,721
  Gain on:

    Disposal of business unit       -          -         -      330,217
    Reduction in interest in        -          -         -       67,902
CompX
  Other, net                       23,276    29,570    39,977    50,198


                                  303,497   310,903   585,503   997,038

Costs and expenses:
  Cost of sales                  212,264    196,131   417,031   383,710
  Selling, general and            52,034     74,745   129,686   123,922
administrative
  Interest                         30,614    23,434    61,273    48,884


                                  294,912   294,310   607,990   556,516


                                   8,585     16,593   (22,487)  440,522

Equity in losses of Waste Contro
 Specialists                       (2,724)   (3,675)   (5,482)   (6,846)


    Income (loss) before income    5,861     12,918   (27,969)  433,676
taxes

Provision for income taxes         3,205      2,736    (7,493)  184,377
(benefit)


Minority interest in after-tax         20    12,225        28    46,675
earnings

    Income (loss) from continuin
     operations                    2,636     (2,043)  (20,504)  202,624

Discontinued operations           19,742       -       35,413      -

Extraordinary item                   (394)     (54)      (394)   (1,323)


      Net income (loss)          $ 21,984  $ (2,097) $ 14,515  $201,301




                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,


                                       1997       1998       1997       1998


Basic earnings per share:
  Continuing operations              $   .02   $  .02     $  (.18)    $ 1.76
  Discontinued operations                .17       -          .31        -
  Extraordinary item                     -         -          -         (.01)


  Net income (loss)                  $   .19   $  (.02)    $   .13    $  1.75







Diluted earnings per share:


  Continuing operations              $   .02   $  (.02)    $  (.18)   $  1.75
  Discontinued operations                .17      -            .31       -
  Extraordinary item                    -         -            -         (.01)


  Net income (loss)                  $   .19   $  (.02)    $   .13    $  1.74






Cash dividends per share             $   .05   $   .05     $   .10    $   .10




Shares used in the calculation of
 earnings per share:
  Basic earnings per share           115,012   114,951     114,902    115,043
  Dilutive impact of stock options       858      -           -           967


  Diluted earnings per share         115,870   114,951     114,902    116,010





                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                   1997       1998

Net income                                       $14,515    $201,301


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized gains arising during the period    84,417       3,249
    Less reclassification for gains included
     in net income
                                                    (108)     (5,137)

                                                  84,309      (1,888)


  Currency translation adjustment                (10,824)     (2,047)


  Pension liabilities adjustment                    -          1,013


    Total other comprehensive income, net         73,485      (2,922)


      Comprehensive income                       $88,000    $198,379






                  VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED JUNE 30, 1998

                         (IN THOUSANDS)

                                              ADDITIONAL
                                    COMMON      PAID-IN      RETAINED
                                     STOCK      CAPITAL      EARNINGS

Balance at December 31, 1997       $1,253      $38,355     $315,977

Net income                           -            -        201,301
Other comprehensive income, net      -            -          -
Dividends                            -            -        (11,565)
Common stock reacquired              -            -          -
Other, net                              1        3,913         -


Balance at June 30, 1998           $1,254      $42,268     $505,713





                    VALHI, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 1998

                           (IN THOUSANDS)

                             ACCUMULATED OTHER COMPREHENSIVE INCOME                TOTAL

                             MARKETABLE   CURRENCY      PENSION      TREASURY  STOCKHOLDERS'
                             SECURITIES TRANSLATION   LIABILITIES     STOCK        EQUITY

Balance at December 31, 1997 $127,731   $(24,440)      $(2,533)    $(71,409)    $384,934

Net income                      -           -              -          -          201,301
Other comprehensive income,   (1,888)     (2,047)        1,013        -           (2,922)
net
Dividends                       -           -              -          -          (11,565)
Common stock reacquired         -           -              -        (3,692)       (3,692)
Other, net                       -          -              -           (158)       3,756


Balance at June 30, 1998     $125,843   $(26,487)      $(1,520)    $(75,259)    $571,812





                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                        1997       1998

Cash flows from operating activities:
  Net income                                        $  14,515   $ 201,301
  Depreciation, depletion and amortization             31,482      29,027
  Noncash interest expense                             18,245      15,873
  Gain on:
    Disposal of business unit                            -       (330,217)
    Reduction in interest in CompX                       -        (67,902)
  Change in accounting principle                       30,000        -
  Deferred income taxes                               (13,403)    138,212
  Minority interest                                        28      46,675
  Other, net                                           (7,391)     (8,790)
  Equity in:
    Waste Control Specialists                           5,482       6,846
    Discontinued operations                           (35,413)       -

                                                       43,545      31,025

  Discontinued operations, net                        (40,078)       -
  Change in assets and liabilities:
    Accounts and notes receivable                     (41,392)    (46,332)
    Inventories                                        30,055          12
    Accounts payable and accrued liabilities           (1,971)      3,521
    Accounts with affiliates                            9,879     (28,577)
    Income taxes                                        8,189      16,563
    Other, net                                         (4,500)      9,531

        Net cash provided (used) by operating
         activities                                               (14,257)
                                                        3,727


Cash flows from investing activities:
  Capital expenditures                                (18,750)    (12,130)
  Purchases of:
    Tremont common stock                                 -       (172,587)
    NL common stock                                      -         (7,955)
    Marketable securities                              (6,000)     (3,766)
    Business unit                                        -        (33,234)
  Investment in Waste Control Specialists              (3,000)    (10,000)
  Proceeds from disposal of:
    Business unit                                        -        435,080
    Marketable securities                                -          6,875
  Loans to affiliates:
    Loans                                             (42,100)   (119,250)
    Collections                                        18,100     120,250
  Other loans and notes receivable:
    Loans                                            (200,600)       -
    Collections                                       112,411        -
  Pre-close dividend from Amalgamated Sugar Company    11,518        -
  Discontinued operations, net                         88,662        -
  Other, net                                            6,417         261


        Net cash provided (used) by investing
         activities
                                                      (33,342)    203,544


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                      1997        1998

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                     $ 390,000  $  30,728
    Principal payments                              (221,682)  (234,249)
    Deferred financing costs paid                     (3,931)      (220)
  Proceeds from issuance of CompX common stock          -       110,378
  Repayment of loan from affiliate                    (7,244)      -
  Valhi dividends paid                               (11,564)   (11,565)
  Common stock reacquired                               -        (3,692)
  Discontinued operations, net                        22,372       -
  Other, net                                           2,580        814


      Net cash provided (used) by financing
       activities
                                                     170,531   (107,806)


Cash and cash equivalents - net change from:

  Operating, investing and financing activities      140,916     81,481
  Currency translation                                (1,979)    (1,270)
  Business unit sold                                    -        (7,630)
Cash and equivalents at beginning of period          255,679    360,369


Cash and equivalents at end of period              $ 394,616  $ 432,950



Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized           $  43,860  $  33,469
    Income taxes, net                                 33,098     64,944


  Business unit acquired - net assets
consolidated:
    Cash and cash equivalents                      $    -     $    -
    Goodwill                                            -        20,113
    Other intangible assets                             -         3,148
    Other non-cash assets                               -        17,782
    Liabilities                                         -        (7,809)


    Cash paid                                      $    -     $  33,234







                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1998 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.
The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

     The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 14. The extraordinary item, stated net of allocable income tax benefit and minority interest, relates to the prepayment of certain indebtedness at 58%-owned NL Industries.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of June 30, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization. Other commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1997 Annual Report.

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

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. SFAS No. 133 establishes accounting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this newly-issued accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities at the time of adoption.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                                 % OWNED
    OPERATIONS                 PRINCIPAL ENTITIES            AT JUNE 30, 1998


  Chemicals             NL Industries, Inc.                         58%
  Component products    CompX International Inc.                    62%
  Waste management      Waste Control Specialists                   64%
  Titanium metals       Tremont Corporation                         48%

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,


                                        1997      1998      1997      1998

                                                   (IN MILLIONS)

Net sales:
  Chemicals                             $252.7   $241.6     $492.2    $476.9
  Component products                      27.5     39.7       53.3      71.8


                                        $280.2   $281.3     $545.5    $548.7



Operating income:
  Chemicals                             $ 23.9   $ 42.0     $ 37.4    $ 79.4
  Component products                       6.9      9.1       13.2      13.4

                                          30.8     51.1       50.6      92.8
Gain on:
  Disposal of business unit                -        -          -       330.2
  Reduction in interest in CompX           -        -          -        67.9
General corporate items:
  Securities transactions                   .1      7.8         .2       7.9
  Interest and dividend income            16.5     17.5
  Expenses, net                           (8.2)   (36.3)     (43.1)    (44.1)
Interest expense                         (30.6)   (23.5)     (61.3)    (48.9)

                                           8.6     16.6      (22.5)    440.5


Equity in losses of Waste Control
 Specialists                              (2.8)    (3.6)      (5.5)     (6.8)


    Income (loss) before income taxes   $  5.8   $ 13.0     $(28.0)   $433.7





     NL Industries. In January 1998, NL sold its specialty chemicals business unit conducted by its subsidiary Rheox, Inc. See Note 12. NL's remaining chemicals operations are conducted through its subsidiary Kronos, Inc. (titanium dioxide pigments or "TiO2"). In July 1998, NL reached an agreement to acquire certain operations of a TiO2 competitor, including the other 50% interest in NL's TiO2 manufacturing joint venture. Completion of the transaction is subject to certain conditions. See Note 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CompX. The Company's component products subsidiary (CompX) is owned by Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock which, along with the award of certain shares of its common stock in connection with the offering, reduced the Company's ownership interest in CompX to 62%. See Note
13. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration. Such acquisition was accounted for by the purchase method.

     Waste Control Specialists. The Company has not consolidated its majority-owned subsidiary, Waste Control Specialists, because the Company is not deemed to control Waste Control Specialists. See the 1997 Annual Report. In April 1998, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest to 64%. Approximately $7 million of such contribution was used by Waste Control Specialists to reduce the outstanding balance of its revolving borrowings from the Company. The Company also holds an option to make an additional $10 million equity contribution to Waste Control Specialists which, if contributed, would increase its membership interest to approximately 69%. See Note 5.

     Tremont.  On June 19, 1998, Valhi purchased 2.9 million shares of Tremont

Corporation common stock from Contran and certain of Contran's subsidiaries at a cash price of $56 per share, or an aggregate of $165.1 million (before fees and expenses). Valhi also purchased, on open market transactions during the first six months of 1998, an additional 129,000 shares of Tremont at an aggregate cost of approximately $7 million. At June 30, 1998, the 3.1 million Tremont shares held by Valhi represent approximately 48% of Tremont's outstanding common shares at that date. Valhi accounts for its interest in Tremont by the equity method, and will commence recognizing equity in Tremont's earnings beginning in the third quarter of 1998. See Note 5. Tremont is primarily a holding company which owns approximately 30% of the outstanding common stock of Titanium Metals Corporation ("TIMET") and 18% of NL's common stock.

     General. Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The aggregate pro forma impact of CompX's acquisition of a lock competitor and Valhi's acquisition of Tremont common stock, assuming such acquisitions occurred at the beginning of 1997, is not material.

NOTE 3 -     MARKETABLE SECURITIES:

                                            DECEMBER 31,   JUNE 30,
                                                1997         1998

                                                (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC           $170,000    $170,000
  Dresser Industries common stock               87,823      80,527
  Other securities                              15,793      20,806


                                              $273,616    $271,333





    At June 30, 1998, Valhi held 2.7 million shares of Dresser common stock (aggregate cost of $22 million) with a quoted market price of $44.06 per share, or an aggregate market value of $119 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Dresser shares, and the carrying value of the Dresser stock is limited to the accreted LYONs obligation. See Note 8. See the 1997 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is approximately $14 million at June 30, 1998.


NOTE 4 -     INVENTORIES:

                                        DECEMBER 31,  JUNE 30,
                                            1997        1998

                                             (IN THOUSANDS)
Raw materials:
  Chemicals                             $ 45,844      $ 38,919
  Component products                       2,057         4,899

                                          47,901        43,818

In process products:
  Chemicals                                8,018         7,233
  Component products                       5,193         6,276

                                          13,211        13,509


Finished products:
  Chemicals                              108,292        91,208
  Component products                       3,775         4,464

                                         112,067        95,672


Supplies                                  31,539        32,842


                                        $204,718      $185,841




NOTE 5 - OTHER NONCURRENT ASSETS:

                                           DECEMBER 31,    JUNE 30,
                                               1997          1998

                                                 (IN THOUSANDS)
Investment in affiliates:
  TiO2 manufacturing joint venture          $170,830      $171,202
  Tremont Corporation                           -          172,587
  Waste Control Specialists LLC               15,518        18,672
  Other                                        1,891          -

                                             188,239       362,461
Loan to Waste Control Specialists LLC          4,000         3,000



                                            $192,239      $365,461



Loans and notes receivable:


  Snake River Sugar Company                 $ 80,000      $ 80,000
  Other                                       12,183         5,522

                                              92,183        85,522
  Less current portion                         9,627         3,090


  Noncurrent portion                        $ 82,556      $ 82,432



Other noncurrent assets:
  Deferred financing costs                  $ 11,646      $  8,536
  Intangible assets                            4,487         6,082
  Other                                       10,134        10,052


                                            $ 26,267      $ 24,670





     At June 30, 1998, Valhi held 3.1 million shares of Tremont Corporation common stock with a quoted market price of $56.19 per share, or an aggregate of $173 million. In April 1998, the maturity of the Company's $10 million revolving loan facility to Waste Control Specialists was extended one year to December 31, 1999.

NOTE 6 - ACCOUNTS WITH AFFILIATES:

                                           DECEMBER 31,    JUNE 30,
                                               1997          1998

                                                 (IN THOUSANDS)
Current receivable from affiliates:
  Income taxes receivable from Contran        $  -         $ 9,100
  Other, net                                      104          158



                                              $   104      $ 9,258




Current payable to affiliates:


  Income taxes payable to Contran             $19,472      $  -
  Tremont Corporation                           3,354        3,379
  Louisiana Pigment Company                     8,513        7,719
  Other, net                                     (343)        (113)


                                              $30,996      $10,985




NOTE 7 -     ACCRUED LIABILITIES:

                                          DECEMBER 31,   JUNE 30,
                                              1997         1998

                                                (IN THOUSANDS)

Current:
  Employee benefits                        $ 44,457      $ 37,443
  Environmental costs                        11,118        24,499
  Interest                                    7,019         6,776
  Plant closure costs                         3,289         1,861
  Deferred income                               915         4,240
  Other                                      47,923        57,282



                                           $114,721      $132,101



Noncurrent:
  Insurance claims and expenses            $ 13,674      $ 13,978
  Employee benefits                          11,490        10,435
  Deferred income                             1,480        15,753
  Other                                       1,536         3,325



                                           $ 28,180      $ 43,491




NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                             DECEMBER 31,    JUNE 30,
                                                 1997          1998

                                                   (IN THOUSANDS)
Notes payable -
  Kronos - non-U.S. bank credit agreements
   (DM 25,000 and DM 60,500)

                                             $   13,968     $ 33,680



Long-term debt:
  Valhi:  LYONs                              $   87,823     $ 80,527
          Snake River Sugar Company             250,000      250,000

  Valcor Senior Notes                             2,431        2,431

  NL Industries:
    Senior Secured Notes                        250,000      244,000
    Senior Secured Discount Notes               169,857      168,995
    Deutsche mark bank credit facility
     (DM 288,322 and DM 207,322)                161,085      115,416
    Rheox bank credit facility                  117,500         -
    Joint venture term loan                      42,429         -
    Other                                         3,282        2,067


        Total NL Industries                     744,153      530,478

  Other                                             534        1,631


                                              1,084,941      865,067


  Less current maturities                        76,854      192,119


                                             $1,008,087     $672,948





    NL currently intends to call its Senior Secured Discount Notes for redemption in October 1998, and accordingly such indebtedness has been classified as a current liability at June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 9 - PROVISION FOR INCOME TAXES (BENEFIT):

                                                        SIX MONTHS ENDED
                                                             JUNE 30,

                                                         1997       1998

                                                          (IN MILLIONS)
Continuing operations:
  Expected tax expense (benefit)                       $ (9.8)      $151.8
  Incremental tax and rate differences on equity in
   earnings of non-tax group companies                  (12.2)        72.4
  Change in NL's deferred income tax
   valuation allowance                                   12.8        (45.1)
  State income taxes, net                                 1.4          7.9
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold              -          (12.1)
  No tax benefit on goodwill amortization                 1.6         10.7
  Non-U.S. tax rates                                      (.5)         (.1)
  Other, net                                              (.8)        (1.1)



                                                       $ (7.5)      $184.4



Comprehensive provision (benefit) for income taxes:
  Continuing operations                                $ (7.5)      $184.4
  Discontinued operations                                13.9          -
  Extraordinary item                                      (.2)        (1.4)
  Other comprehensive income:

    Marketable securities                                53.4          (.8)
    Currency translation                                 (5.8)        (1.2)
    Pension liabilities                                   -             .6


                                                       $ 53.8       $181.6





NOTE 10 -    OTHER INCOME:

                                              SIX MONTHS ENDED
                                                   JUNE 30,

                                              1997        1998

                                               (IN THOUSANDS)
Securities earnings:
  Interest and dividends                    $31,133    $34,722
  Securities transactions                       166      7,905

                                             31,299     42,627
Currency transactions, net                    2,785      1,901
Noncompete agreement income                    -         1,667
Other, net                                    5,893      4,003


                                            $39,977    $50,198





NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and net earnings are presented in the following tables.

                                              DECEMBER 31,   JUNE 30,
                                                  1997         1998

                                                   (IN THOUSANDS)

Minority interest in net assets:
  NL Industries                                   $ -         $46,314
  CompX                                             -          45,126
  Subsidiaries of NL                                257           589
  Subsidiaries of CompX                             -              87


                                                  $ 257       $92,116





                                                      SIX MONTHS ENDED
                                                           JUNE 30,

                                                      1997        1998

                                                       (IN THOUSANDS)
Minority interest in net earnings (losses) -
 continuing operations:
  NL Industries                                       $ -        $43,891
  CompX                                                 -          2,843
  Subsidiaries of NL                                    28            19
  Subsidiaries of CompX                                 -            (78)


                                                      $ 28       $46,675






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

NOTE 12 - DISPOSAL OF BUSINESS UNIT:

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in the first quarter of 1998. The Company's results and operations for the first six months of 1997 include net sales of $73.5 million and operating income of $21.5 million related to this business unit (1998 prior to the sale - $12.7 million and $2.7 million, respectively).

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

NOTE 14 - DISCONTINUED OPERATIONS:

     The components of discontinued operations for the first six months of 1997 are presented in the following table.

                                                     AMOUNT

                                                 (IN THOUSANDS)
Medite Corporation (building products)              $15,667
Sybra, Inc. (fast food)                              19,746


                                                    $35,413





     Condensed income statement and cash flow data for Medite and Sybra for the first six months of 1997 is presented below.

                                              MEDITE    SYBRA

                                                (IN MILLIONS)
Income statement data:
  Operations:
    Net sales                                  $ 20.5     $37.9



    Operating income                           $  2.8     $ 1.7
    Interest expense and other, net               (.2)      (.6)

      Pre-tax income                              2.6       1.1
    Income tax expense                            1.0        .5

                                                  1.6        .6

  Net gain on disposal:
    Pre-tax gain                                 22.3      23.2
    Income tax expense                            8.2       4.1

                                                 14.1      19.1



                                               $ 15.7     $19.7



Cash flow data:
  Cash flows from operating activities         $(39.0)    $(1.1)

  Cash flows from investing activities:
    Capital expenditures                          (.4)     (1.8)
    Proceeds from disposal of assets             35.1      55.3
    Other, net                                    -          .4


                                                 34.7      53.9


  Cash flows from financing activities:
    Indebtedness, net                             -        22.4



                                               $ (4.3)    $75.2




NOTE 15 - RELATED PARTY TRANSACTIONS:

    In June 1998, Contran used a portion of the proceeds from the sale of the shares of Tremont common stock to Valhi discussed in Note 2 to repay in full approximately $105 million of principal and accrued interest that it owed to Valhi under the previously-reported $120 million revolving line of credit between Valhi and Contran, and the facility was canceled.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

          The Company reported income from continuing operations in the first six months of 1998 of $202.6 million, or $1.75 per diluted share, compared to a loss from continuing operations of $20.5 million, or $.18 per diluted share, in the first six months of 1997. Valhi reported a loss from continuing operations of $2.1 million, or $.02 per diluted share, in the second quarter of 1998 compared to income of $2.6 million, or $.02 per diluted share, in the second quarter of 1997. The loss in the second quarter of 1998 includes an aggregate charge of $32 million ($21 million, or $.18 per diluted share, net of income taxes) related to the June 1998 cash payments made by Valhi as part of the settlement of two shareholder derivative lawsuits in which Valhi was a defendant.

     The 1998 first six months results also include (i) a first quarter $330 million pre-tax gain ($152 million, or $1.31 per diluted share, net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit, (ii) a first quarter $68 million pre-tax gain ($44 million, or $.38 per diluted share, net of income taxes) related to the Company's reduction in interest in CompX and (iii) pre-tax securities transactions gains, principally in the second quarter, of approximately $8 million ($5 million, or $.04 per diluted share, net of income taxes). See Notes 12 and 13. The 1997 first six months results include a first quarter $30 million pre-tax charge ($19.5 million, or $.17 per diluted share, net of income taxes) related to adoption of a new accounting standard regarding accounting for environmental remediation liabilities at NL.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, successful completion of pending acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the 1997 Annual Report.

CHEMICALS

     As discussed above, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox.

                     THREE MONTHS ENDED          SIX MONTHS ENDED
                          JUNE 30,          %        JUNE 30,        %

                       1997       1998   CHANGE  1997      1998    CHANGE

                        (IN MILLIONS)             (IN MILLIONS)
Net sales:
  Kronos              $214.3     $241.6   +13%  $418.7     $464.2   +11%
  Rheox                 38.4        -             73.5       12.7


                      $252.7     $241.6    -4%  $492.2     $476.9    -3%




Operating income:

  Kronos              $ 12.1     $ 42.0  +246%  $ 15.9     $ 76.7  +381%
  Rheox                 11.8        -             21.5        2.7


                      $ 23.9     $ 42.0   +76%  $ 37.4     $ 79.4  +112%







     Kronos' TiO2 sales and operating income increased in 1998 compared to 1997 due primarily to higher average TiO2 selling prices and improved production volumes. Kronos' average TiO2 selling prices have generally been increasing since early 1997, and Kronos' average TiO2 selling prices in the second quarter of 1998 were 18% higher than the second quarter of 1997 and 3% higher than the first quarter of 1998. TiO2 selling prices at the end of the second quarter were 1% higher than the average for the quarter. TiO2 sales volumes in the second quarter of 1998 approximated the record second quarter of 1997 levels, with higher volumes in Europe offsetting lower volumes in Asia. Year-to-date TiO2 sales volumes in 1998 were 1% higher than the first six months of 1997. NL believes demand for TiO2 will remain healthy in the near-term and expects industry conditions will continue to improve. NL expects its TiO2 operating income and margins in the last half of 1998 will continue to exceed prior-year levels due primarily to expected higher average TiO2 selling prices. Calendar 1998 TiO2 sales volumes are expected to approximate calendar 1997 volumes.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies.
Fluctuations in the value of the U.S. dollar relative to other currencies decreased NL's sales in the first six months of 1998 by $22 million compared to the first six months of 1997. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant.

     Amortization of the Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond amounts separately-reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $21 million annually as compared to amounts separately reported by NL (approximately $19 million related to TiO2 and approximately $2 million related to the disposed specialty chemicals business unit).

     In July 1998, NL reached an agreement to acquire certain TiO2 operations of Tioxide Group Limited, a subsidiary of Imperial Chemical Industries PLC ("ICI"). Under the agreement, NL would acquire Tioxide's North American TiO2 operations and one of its European TiO2 facilities for an aggregate of $335 million cash. The operations to be acquired from Tioxide include (i) the other 50% interest in the Louisiana TiO2 manufacturing joint venture (see Note 5), which has aggregate production capacity of approximately 120,000 metric tons per year, (ii) a 75,000 metric ton sulfate-process TiO2 facility in the United Kingdom, (iii) a 52,000 metric ton TiO2 finishing facility in Canada, (iv) Tioxide's North American marketing and distribution business and (v) approximately $50 million in working capital. NL will also pay an additional $30 million fee in return for the cancellation of certain chloride-process TiO2 technology rights which NL had previously licensed to Tioxide in 1993 in connection with the formation of the Louisiana TiO2 manufacturing joint venture. The transaction is subject to, among other things, obtaining certain regulatory clearances and completion of ICI's sale of Tioxide's other TiO2 businesses to E.I. du Pont de Nemours & Co. Funds for the purchase will be provided by NL's cash on hand and aggregate borrowings of $250 million in new bank financing which NL expects to obtain. NL currently expects to complete the transaction by the end of 1998. Following completion of the acquisition and DuPont's purchase of Tioxide's other TiO2 businesses, NL expects to become the world's third largest producer of TiO2, increasing its annual TiO2 production capacity by approximately 135,000 metric tons.

COMPONENT PRODUCTS

                    THREE MONTHS ENDED         SIX MONTHS ENDED
                         JUNE 30,         %         JUNE 30,        %

                       1997     1998    CHANGE   1997     1998    CHANGE

                     (IN MILLIONS)               (IN MILLIONS)
Net sales              $27.5   $39.7   +45%     $53.3   $71.8    +35%
Operating income         6.9     9.1   +32%      13.2    13.4     +2%





     Component products net sales increased in 1998 compared to 1997 due primarily to higher sales volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and locking systems). The higher sales volumes of locks resulted primarily from the March 1998 acquisition of a lock competitor. Component products operating income for the first six months of 1998 includes a first quarter $3.3 million non-cash charge related to the award of certain shares of CompX's common stock in connection with the completion of its initial public offering in March 1998. Excluding such charge, operating income increased in 1998 due primarily to the higher volumes, offset in part by lower margins attributable to sales from the business unit acquired in March 1998. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar accounted for about 10% of the increase in components products operations income in each of the 1998 periods.

EQUITY AFFILIATES

     Waste Control Specialists. Waste Control Specialists reported a loss of $6.8 million during the first six months of 1998 compared to a loss of $5.5 million during the first six months of 1997. Waste Control Specialists reported net sales of $3.4 million in the first six months of 1998 compared to $1.2 million in the first six months of 1997. Operating losses in both periods include expenditures in connection with the pursuit of permits covering the processing, treatment, storage and disposal of low-level and mixed radioactive waste.

     Tremont Corporation. In late June 1998 the Company acquired 2.9 million shares of Tremont Corporation common stock held by Contran and certain of Contran's subsidiaries. See Notes 2 and 5. Such shares, along with an additional 129,000 Tremont common shares purchased by Valhi through open market transactions during the first six months of 1998, represents approximately 48%

of Tremont's outstanding common stock at June 30, 1998. Valhi accounts for its interest in Tremont by the equity method, and will commence reporting equity in Tremont's earnings beginning in the third quarter of 1998. Equity in Tremont's earnings will differ from the amount that would be expected by applying the Company's 48%-ownership percentage to Tremont's separately-reported earnings because of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. At the Company's current 48% interest in Tremont, such non-cash amortization reduces earnings attributable to Tremont as reported by the Company by approximately $3 million per year.

OTHER

     Gains on disposal of business unit and reduction in interest in CompX. See Notes 12 and 13, respectively. The pre-tax gain on disposal of NL's specialty chemicals business unit differs from the amount separately-reported by NL due to the write-off of a portion of the Company's purchase accounting adjustments related to the net assets sold, including an allocated portion of goodwill associated with the Company's investment in NL.

     General corporate items. General corporate interest and dividend income increased in 1998 compared to 1997 due primarily to a higher level of funds available for investment. Securities transactions in both 1997 and 1998 relate to the disposition of a portion of the shares of Dresser Industries common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Dresser shares. Any additional exchanges in 1998 or beyond would similarly result in additional securities transaction gains. General corporate interest and dividend income in the last six months of 1998 is expected to be lower than the first six months of 1998 due principally to the interest-generating funds used by the Company to acquire its interest in Tremont in June 1998 as well as a lower level of distributions expected to be received from The Amalgamated Sugar Company LLC.


     Net general corporate expenses in the first quarter of 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities, and in the second quarter of 1998 include an aggregate $32 million pre-tax charge related to the June 1998 settlements of two shareholder derivative lawsuits in which Valhi was the defendant. Such charges are included in selling, general and administrative expenses. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period, including $1.7 million recognized in the first six months of 1998. See Note 10. Under the terms of NL's proposed purchase of certain TiO2 operations from ICI, NL expects to pay a $30 million fee in return for the cancellation of certain chloride-process TiO2 technology rights that NL had previously licensed to Tioxide in 1993. Such fee will be recorded as a general corporate expense upon the successful completion of the transaction.

     Interest expense. Interest expense decreased in 1998 compared to 1997 due primarily to a lower average level of outstanding indebtedness (primarily Valhi's LYONs, Valcor Senior Notes and indebtedness related to NL's specialty chemicals business unit which was prepaid in January 1998).

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Also, certain subsidiaries, including NL and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group, and the Company provides incremental income taxes on such earnings. In addition, in the first six months of 1998 NL reduced its deferred income tax valuation allowance by approximately $45 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Minority interest, discontinued operations and extraordinary item. See Notes 11, 14 and 1, respectively. The Company expects to report an extraordinary loss in the fourth quarter of 1998 upon NL's redemption of its Senior Secured Discount Notes at a price of 106% of their principal amount.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. NL's and CompX's aggregate annual capital expenditures for 1998 are expected to approximate the $37 million spent in 1997. Capital expenditures in 1998 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During the first six months of 1998, (i) Valhi purchased 3.1 million shares of Tremont Corporation for an aggregate cost of $173 million, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity,
(iii) Valhi purchased $8 million of additional shares of NL common stock and $4 million of certain marketable securities and (iv) CompX purchased a lock competitor for $33 million. In addition, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business.

     Net repayments of indebtedness in the first six months of 1998 include the prepayment and termination of the Rheox bank credit facility and the joint venture term loan and NL's purchase of approximately $11 million accreted value of its Senior Secured Discount Notes in market transactions and approximately $6 million principal amount of its Senior Secured Notes pursuant to the tender offer discussed below. In accordance with the terms of the DM credit facility, NL also prepaid DM 81 million ($44 million when paid) of the DM term loan, of which DM 49 million fully satisfied the September 1998 scheduled term loan payment and DM 32 million reduced the March 1999 scheduled term loan payment. A portion of the funds for such prepayment of the DM credit facility was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities. In the second quarter of 1998, NL repaid DM 20 million ($11 million when paid) of the outstanding balance of the DM revolving credit facility. In July 1998, NL purchased an additional $4 million accreted value of its Senior Secured Discount Notes in market transactions.

     At June 30, 1998, unused credit available under existing credit facilities approximated $190 million, which was comprised of $100 million available to CompX under its new revolving senior credit facility discussed below, $75 million available to NL under non-U.S. credit facilities and $15 million available to Valhi.


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

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of June 30, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

CHEMICALS - NL INDUSTRIES

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Average TiO2 selling prices began a downward trend in the last half of 1995, and continued to decline through the first quarter of 1997. NL's average TiO2 prices began to increase during the second quarter of 1997 and continued to increase throughout the remainder of 1997 and the first six months of 1998.

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A portion of the $380 million net-of-tax proceeds have been used by NL to prepay certain indebtedness. The remaining net proceeds are available for NL's general corporate purposes, subject to compliance with the terms of the indentures governing its publicly-traded debt.

     Under the terms of the indentures governing NL's publicly-traded debt, NL is required to make an offer to purchase a pro rata portion of such notes, at par value for the 11.75% Senior Secured Notes and at accreted value for the 13% Senior Secured Discount Notes, to the extent that a specified amount of the net proceeds from the disposal of its specialty chemicals business unit are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets (including additional TiO2 production capacity), both as defined in the indentures, within nine months of the disposition. While NL was not yet required to execute a tender offer related to the disposal of its specialty chemicals business unit, in May 1998 NL initiated a tender offer to purchase on a pro-rata basis up to $181.6 million aggregate principal amount of Senior Secured Notes and accreted value of Senior Secured Discount Notes, at par or accreted value, respectively, in satisfaction of the covenant contained in the indentures. Pursuant to its terms, the tender offer expired in June 1998, and NL purchased approximately $6 million principal amount of Senior Secured Notes, and a nominal amount of Senior Secured Discount Notes, which had been properly tendered.

     NL's Senior Secured Discount Notes can first be redeemed, at the option of NL, in October 1998 at a price of 106% of their principal amount. NL currently intends to redeem such indebtedness in October 1998. NL expects to obtain an aggregate of $250 million in new bank financing to complete its purchase of certain of Tioxide's TiO2 operations discussed above.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies. NL has previously reached an agreement with the German tax authorities, and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. During 1997, NL reached a tentative agreement with the German tax authorities regarding the years 1991 through 1994, and NL expects to pay DM 9 million ($5 million at June 30, 1998) during the second half of 1998 in settlement of certain tax issues. Certain other significant German tax contingencies remain outstanding for the years 1990 through 1996 and will continue to be litigated. With respect to these contingencies, NL has received certain tax assessments aggregating DM 119 million ($66 million), including non-income tax related items and interest, for the years through 1996. NL expects to receive tax assessments for an additional DM 20 million ($11 million), including non-income tax related items and interest, for 1991 through 1994. No payments of tax or interest deficiencies related to these assessments are expected to be required until the litigation is resolved.

     A 1997 German tax court proceeding involving a tax issue substantially the same as that involved in NL's primary remaining German tax contingency was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court; NL believes that the decision by the German Supreme Court will be rendered within two years and will become a legal precedent which will likely determine the outcome of NL's primary dispute with the German tax authorities which aggregates DM 121 million ($67 million). Although NL believes that it will ultimately prevail in the litigation, NL has granted a DM 94 million ($52 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million lien in favor of the German tax authorities.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at June 30, 1998) relating to 1994. NL has appealed this assessment and expects to litigate this issue. Although NL believes it will ultimately prevail, NL has granted a NOK 51 million lien on its Norwegian TiO2 plant in favor of the Norwegian tax authorities.

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

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($133 million at June 30, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $165 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In February 1998, CompX entered into a new $100 million revolving senior credit facility (nil outstanding at June 30, 1998) and used a portion of the net proceeds to repay a $50 million demand note to Valcor which CompX had distributed to Valcor in December 1997. The new credit facility is unsecured and is due in 2003. Borrowings are available for CompX's general corporate purposes, including potential acquisitions. The new credit facility contains provisions which, among other things, require the maintenance of minimum levels of net worth, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration, using available cash on hand and $25 million of borrowings under the new credit facility.

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

TREMONT CORPORATION

     Tremont is primarily a holding company which owns approximately 30% of TIMET and 18% of NL. At June 30, 1998, Tremont reported total assets and stockholders' equity of approximately $271 million and $190 million, respectively. Tremont's total assets at such date consist principally of its investments in TIMET ($133 million) and NL ($67 million), which Tremont accounts for by the equity method, and $27 million in cash and cash equivalents. At June 30, 1998, the market value of the 9.5 million shares of TIMET and the 9.1 million shares of NL held by Tremont was approximately $210 million and $181 million, respectively. Tremont also owns the right to acquire 1.5 million additional TIMET shares from a third-party for $12 million, and such TIMET shares have a June 30, 1998 market value of $33 million.

     In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of June 30, 1998, Tremont had acquired 1.2 million shares under such authorization. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

     Based upon certain technical provisions of the Investment Company Act of 1940 (the "1940 Act"), Tremont might arguably be deemed to be an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage, in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has sought an order from the Securities and Exchange Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business and, in the interim, has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act.

     Tremont periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, Tremont has in the past and may in the future seek to raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur indebtedness, purchase shares of its common stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage liquidity and capital resources. In the normal course of business, Tremont may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, Tremont may consider using available cash, issuing equity securities or incurring indebtedness.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. In May 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share starting in the second quarter of 1998. At that rate, and based on the 29.8 million NL shares held by Valhi at June 30, 1998, Valhi would receive aggregate annual dividends from NL of approximately $3.6 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi will begin to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.1 million Tremont shares owned by Valhi at June 30, 1998, Valhi would receive aggregate annual dividends from Tremont of approximately $862,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At June 30, 1998, Valhi had $29 million of parent level cash and cash equivalents, including $6 million held by Valcor which could be distributed to Valhi.

     Valhi's LYONs do not require current cash debt service. At June 30, 1998, Valhi held 2.7 million shares of Dresser common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Dresser shares owned by Valhi. Exchanges of LYONs for Dresser stock result in the Company reporting income related to the disposition of the Dresser stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 1998, assuming exchanges of all of the outstanding LYONs for Dresser stock at such date, was approximately $23 million. Valhi continues to receive regular quarterly Dresser dividends (currently $.19 per share) on the escrowed shares. At June 30, 1998, the LYONs had an accreted value equivalent to approximately $29.90 per Dresser share, and the market price of the Dresser common stock was $44.06 per share (Dresser's August 7, 1998 market price - $32.88 per share).

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

     Valhi currently expects that the aggregate distributions it will receive from The Amalgamated Sugar Company LLC in calendar 1998, which are dependent in part upon the future operations of the LLC, will be less than Valhi's 1998 debt service requirements under its $250 million loans from Snake River. Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River can remit to

Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due primarily to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in the first six months of 1998, and the Company does not currently expect that Snake River will be able to remit any principal or interest payments during the remainder of the year. However, such noncollection is not expected to have a material adverse effect on the Company's liquidity, and the Company believes both the accrued and unpaid interest as well as the $80 million principal amount outstanding at June 30, 1998 will ultimately be collected.

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


     PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1997 Annual Report and prior 1998 periodic reports for descriptions of certain legal proceedings.

     In June 1998, Valhi transferred $24.3 million cash to Tremont Corporation upon the effectiveness of the previously-reported settlement agreement with respect to Kahn v. Tremont Corporation, et al., as approved by the Delaware Court of Chancery. Pursuant to the settlement agreement, Tremont paid $5.5 million to reimburse plaintiffs' attorneys for fees and expenses.

     In June 1998, Valhi transferred $14.4 million cash to NL upon the effectiveness of the previously-reported settlement agreement with respect to Seinfeld v. Simmons, et al., as approved by the Chancery Division of the New Jersey Superior Court. Pursuant to the settlement agreement, NL will pay $3.2 million to reimburse plaintiffs' attorneys for fees and expenses.

     Upon appeal by the U.S. Department of Energy, in May 1998 the U.S. Court of Appeals for the Fifth Circuit ordered the U.S. District Court for the Northern District of Texas to dismiss the previously-reported Waste Control Specialists LLC v. United States Department of Energy, et al. Waste Control Specialists requested an en banc rehearing before the full Court of Appeals, the request was denied in June 1998 and the case has been dismissed.

     Brenner, et al. v. American Cyanamid, et al. (No. 12596-93).  In June 1998,

defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims.

     Parker v. NL Industries, et al. (No. 97085060 CC915). In July 1998, the court granted NL's motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     Granite City site. NL has been informed that the U.S. EPA has reached an agreement in principle with the other PRPs settling their liabilities with respect to the site for approximately 50% of the site costs. NL is negotiating with the U.S. EPA to settle its liability.

     Pedricktown site. In June 1998, NL entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase at operable unit one. In addition, NL reached an agreement in principal with certain PRPs with respect to liability at the site to settle this matter within previously-accrued amounts.

     State of Illinois v. NL Industries, et al. (No. 88-CH-11618). In June 1998, the Illinois appellate court affirmed the ruling of the trial court dismissing the case. The State has petitioned the Supreme Court of Illinois to review the case.

     United States v. Peter Gull and NL Industries, Inc. (No. 91-4098). In June 1998, NL concluded the previously-reported agreement settling this matter within previously-accrued amounts.

     DeLeon v. Exide Corp. and NL Industries, Inc. (No. DV98-02669-B). In May 1998, NL answered the complaint, denying liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Valhi's 1998 Annual Meeting of Stockholders was held on May 7, 1998.
Norman S. Edelcup, Kenneth R. Ferris, Glenn R. Simmons, Harold C. Simmons and J. Walter Tucker, Jr. were elected as directors, each receiving votes "For" their election from over 96% of the 114.5 million common shares eligible to vote at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 -Stock Purchase Agreement dated June 19, 1998 by and between Contran Corporation, Valhi Group, Inc. and National City Lines, Inc., as the Sellers, and Valhi, Inc., as the Purchaser - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 19, 1998.

        27.1 -Financial Data Schedule for the six-month period ended June 30, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1998.

        April 23, 1998     - Reported Items 5 and 7.
        May 7, 1998        - Reported Items 5 and 7.
        June 9, 1998       - Reported Items 5 and 7.
        June 19, 1998      - Reported Items 5 and 7.
        June 19, 1998      - Reported Items 2 and 7.
        June 30, 1998      - Reported Items 5 and 7.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   August 12, 1998            By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President,
                                     Principal Financial Officer)



Date   August 12, 1998            By /s/ Gregory M. Swalwell

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





                                                 VALHI, INC.

                                              (Registrant)



Date   August 12, 1998                By

                                         Bobby D. O'Brien
                                         (Vice President,
                                         Principal Financial Officer)



Date   August 12, 1998                By

                                         Gregory M. Swalwell
                                         (Controller,
                                         Principal Accounting Officer)