Form 10-Q
period 1998-09-30
VALHI INC /DE/
filed 1998-11-17
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   SEPTEMBER 30, 1998    COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1998: 114,480,014.
                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1997
          and September 30, 1998                           3-4

         Consolidated Statements of Income -
          Three months and nine months ended
          September 30, 1997 and 1998                      5-6

         Consolidated Statements of Comprehensive Income -
          Nine months ended September 30, 1997 and 1998     7

         Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1998              8

         Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1998   9-10

         Notes to Consolidated Financial Statements      11-20

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.           21-39

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                               40

  Item 6. Exhibits and Reports on Form 8-K.                40
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,  SEPTEMBER 30,
                                               1997           1998

Current assets:
  Cash and cash equivalents                $  360,369     $  376,868
  Accounts and other receivables              172,378        192,086
  Refundable income taxes                       1,941         10,638
  Receivable from affiliates                      104         12,470
  Inventories                                 204,718        208,239
  Prepaid expenses                              3,607          7,729
  Deferred income taxes                         7,541          4,910


      Total current assets                    750,658        812,940


Other assets:
  Marketable securities                       273,616        263,701
  Investment in and advances to affiliates    192,239        370,796
  Loans and notes receivable                   82,556         82,428
  Mining properties                            30,363         14,250
  Prepaid pension cost                         24,111         24,501
  Goodwill                                    256,539        259,325
  Deferred income taxes                           110           -
  Other                                        26,267         25,505


      Total other assets                      885,801      1,040,506


Property and equipment:
  Land                                         17,100         15,971
  Buildings                                   145,599        146,135
  Equipment                                   506,402        495,255
  Construction in progress                      3,284         13,757

                                              672,385        671,118
  Less accumulated depreciation               130,731        151,034


      Net property and equipment              541,654        520,084


                                           $2,178,113     $2,373,530


                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY    DECEMBER 31,  SEPTEMBER 30,
                                               1997           1998

Current liabilities:
  Notes payable                            $   13,968     $   35,864
  Current long-term debt                       76,854        185,161
  Accounts payable                             71,559         59,461
  Accrued liabilities                         114,721        173,572
  Payable to affiliates                        30,996         13,740
  Income taxes                                 15,103         16,653
  Deferred income taxes                           891            931


      Total current liabilities               324,092        485,382


Noncurrent liabilities:
  Long-term debt                            1,008,087        639,787
  Accrued pension cost                         45,641         42,020
  Accrued OPEB cost                            51,273         43,814
  Accrued environmental costs                 128,246         81,844
  Deferred income taxes                       207,403        351,420
  Other                                        28,180         44,355


      Total noncurrent liabilities          1,468,830      1,203,240


Minority interest                                 257        106,468


Stockholders' equity:
  Common stock                                  1,253          1,255
  Additional paid-in capital                   38,355         42,781
  Retained earnings                           315,977        511,582
  Accumulated other comprehensive income:
    Marketable securities                     127,731        121,728
    Currency translation                      (24,440)       (22,127)
    Pension liabilities                        (2,533)        (1,520)
  Treasury stock                              (71,409)       (75,259)


      Total stockholders' equity              384,934        578,440


                                           $2,178,113     $2,373,530






Commitments and contingencies (Note 1)

                   VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,

                                    1997       1998       1997      1998


Revenues and other income:
  Net sales                      $275,193  $260,218    $820,719  $  808,939
  Gain on:

    Disposal of business unit       -          -          -         330,217
    Reduction in interest in
     CompX                          -          -          -          67,902
  Other, net                       20,040    12,531      60,017      62,729


                                  295,233   272,749     880,736   1,269,787

Costs and expenses:
  Cost of sales                  201,067    180,062    618,098      563,772
  Selling, general and
   administrative                 45,727     41,034    175,413      164,956
  Interest                         30,161    23,005      91,434      71,889


                                  276,955   244,101     884,945     800,617


                                  18,278     28,648     (4,209)    469,170

Equity in earnings of:
  Tremont Corporation               -         2,986       -          2,986
  Waste Control Specialists        (3,398)   (2,706)     (8,880)    (9,552)


    Income (loss) before income
     taxes                        14,880     28,928    (13,089)    462,604

Provision for income taxes
 (benefit)                         6,427        531     (1,066)    184,908


Minority interest in after-tax
 earnings
                                        7    15,322          35     61,997


    Income (loss) from continuin
     operations                    8,446     13,075    (12,058)    215,699

Discontinued operations             (950)      -        34,463        -

Extraordinary item                 (3,897)   (1,424)     (4,291)    (2,747)


      Net income                 $  3,599  $ 11,651    $ 18,114   $212,952






                   VALHI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,

                                   1997      1998       1997       1998


Basic earnings per share:
  Continuing operations         $   .07   $   .11    $  (.10)    $  1.87
  Discontinued operations          (.01)       -         .30         -
  Extraordinary item               (.03)     (.01)      (.04)       (.02)


  Net income                    $   .03       .10        .16        1.85







Diluted earnings per share:


  Continuing operations         $   .07     $  .11      (.10)     1.86
  Discontinued operations          (.01)     -           .30        -
  Extraordinary item               (.03)      (.01)     (.04)     (.02)


  Net income                    $   .03   $   .10    $   .16     $  1.84






Cash dividends per share        $   .05   $   .05    $   .15     $   .15




Shares used in the calculation
 of earnings per share:
  Basic earnings per share      115,129   114,946    114,978     115,011
  Dilutive impact of stock
   options                          822     1,337       -          1,090


  Diluted earnings per share    115,951   116,283    114,978     116,101





                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                1997       1998

Net income                                    $18,114   $212,952


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized gains (losses) arising during
     the period                                89,432
                                                          (1,399)
    Less reclassification for gains included
     in net income
                                               (1,372)    (5,204)

                                               88,060     (6,003)


  Currency translation adjustment             (10,620)     2,313


  Pension liabilities adjustment                 -         1,013


    Total other comprehensive income, net      77,440     (2,677)


      Comprehensive income                    $95,554   $210,275





                VALHI, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            NINE MONTHS ENDED SEPTEMBER 30, 1998

                       (IN THOUSANDS)

                                           ADDITIONAL
                                  COMMON     PAID-IN   RETAINED
                                   STOCK     CAPITAL   EARNINGS

Balance at December 31, 1997     $1,253     $38,355   $315,977

Net income                         -           -      212,952
Other comprehensive income, net    -           -         -
Dividends                          -           -      (17,347)
Common stock reacquired            -           -         -
Other, net                            2       4,426       -


Balance at September 30, 1998    $1,255     $42,781   $511,582





                   VALHI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               NINE MONTHS ENDED SEPTEMBER 30, 1998

                          (IN THOUSANDS)

                      ACCUMULATED OTHER COMPREHENSIVE INCOME                TOTAL

                       MARKETABLE    CURRENCY      PENSION    TREASURY  STOCKHOLDERS'
                       SECURITIES   TRANSLATION  LIABILITIES    STOCK       EQUITY

Balance at December    $127,731      $(24,440)     $(2,533)   $(71,409)   $384,934
31, 1997

Net income                 -             -             -          -        212,952
Other comprehensive      (6,003)        2,313        1,013        -         (2,677)
income, net
Dividends                  -             -             -          -        (17,347)
Common stock               -             -             -        (3,692)     (3,692)
reacquired
Other, net                 -             -             -          (158)      4,270


Balance at September   $121,728      $(22,127)     $(1,520)   $(75,259)   $578,440
30, 1998




                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                       1997        1998

Cash flows from operating activities:
  Net income                                        $  18,114   $ 212,952
  Depreciation, depletion and amortization             46,503      43,881
  Noncash interest expense                             27,626      23,107
  Gain on:
    Disposal of business unit                            -       (330,217)
    Reduction in interest in CompX                       -        (67,902)
  Change in accounting principle                       30,000        -
  Deferred income taxes                               (14,109)    139,240
  Minority interest                                        35      61,997
  Other, net                                          (11,440)    (15,000)
  Equity in:
    Tremont Corporation                                  -         (2,986)
    Waste Control Specialists                           8,880       9,552
    Discontinued operations                           (34,463)       -
    Extraordinary item                                  4,291       2,747
  Dividends from Tremont Corporation                     -            215

                                                       75,437      77,586

  Discontinued operations, net                        (41,524)       -
  Change in assets and liabilities:
    Accounts and notes receivable                     (38,094)    (36,285)
    Inventories                                        45,181     (15,886)
    Accounts payable and accrued liabilities           15,747      14,099
    Accounts with affiliates                            9,032     (29,806)
    Income taxes                                        8,825      (5,307)

    Other, net                                         (6,032)      5,827


        Net cash provided by operating activities      68,572      10,228


Cash flows from investing activities:
  Capital expenditures                                (28,015)    (20,446)
  Purchases of:
    Tremont common stock                                 -       (172,918)
    NL common stock                                    (2,752)    (13,890)
    CompX common stock                                   -         (5,587)
    Marketable securities                              (6,000)     (3,766)
    Business unit                                        -        (33,372)
  Investment in Waste Control Specialists              (3,000)    (10,000)
  Proceeds from disposal of:
    Business unit                                        -        435,080
    Marketable securities                                -          6,875
  Loans to affiliates:
    Loans                                             (50,025)   (123,250)
    Collections                                        23,525     120,250
  Other loans and notes receivable:
    Loans                                            (200,600)       -
    Collections                                       112,869        -
  Pre-close dividend from Amalgamated Sugar Company    11,518        -
  Discontinued operations, net                         91,805        -
  Other, net                                            8,760         590


        Net cash provided (used) by investing
         activities
                                                      (41,915)    179,566


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                          (IN THOUSANDS)

                                                        1997        1998

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                      $ 390,369   $  31,012
    Principal payments                               (316,750)   (288,479)
    Deferred financing costs paid                      (4,643)       (220)
  Proceeds from issuance of CompX common stock           -        110,378
  Loans from affiliates:
    Loans                                                -          3,000
    Repayments                                         (7,244)       -
  Valhi dividends paid                                (17,356)    (17,347)
  Common stock reacquired                                -         (3,692)
  Discontinued operations, net                         22,380        -
  Other, net                                            3,043         (20)


      Net cash provided (used) by financing
       activities
                                                       69,799    (165,368)


Cash and cash equivalents - net change from:

  Operating, investing and financing activities        96,456      24,426
  Currency translation                                 (1,202)       (297)
  Business unit sold                                     -         (7,630)
Cash and equivalents at beginning of period           255,679     360,369

Cash and equivalents at end of period               $ 350,933    $376,868




Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized            $  60,419    $ 40,326
    Income taxes, net                                  41,167      77,917


  Business unit acquired - net assets consolidated:

    Cash and cash equivalents                       $
    Goodwill and other intangible assets                 -         23,399
    Other non-cash assets                                -         17,782
    Liabilities                                          -         (7,809)


    Cash paid                                       $    -       $ 33,372







                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1997 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1998 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Annual Report").

     The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 14. The extraordinary item, stated net of allocable income tax benefit and minority interest, relates to the prepayment of certain indebtedness at NL Industries.

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of September 30, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization. Other commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1997 Annual Report.

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

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                  % OWNED AT
    OPERATIONS               PRINCIPAL ENTITIES         SEPTEMBER 30, 1998


  Chemicals             NL Industries, Inc.                    58%*
  Component products    CompX International Inc.               64%
  Titanium metals       Tremont Corporation                    48%
  Waste management      Waste Control Specialists              64%

* Tremont owns an additional 19% of NL Industries.

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                    SEPTEMBER 30,      SEPTEMBER 30,

                                   1997     1998      1997       1998

                                              (IN MILLIONS)

Net sales:
  Chemicals                       $248.3   $221.5     $740.5     $698.4
  Component products                27.0     38.7       80.3      110.5


                                  $275.3   $260.2     $820.8     $808.9



Operating income:
  Chemicals                       $ 32.1   $ 40.2     $ 69.5     $119.6
  Component products                 6.9      8.8       20.1       22.2

                                    39.0     49.0       89.6      141.8
Gain on:
  Disposal of business unit          -        -          -        330.2
  Reduction in interest in CompX     -        -          -         67.9
General corporate items:
  Securities transactions            1.9       .1        2.1        8.0
  Interest and dividend income      15.4      8.2       46.5       42.9
  Expenses, net                     (7.8)    (5.6)     (50.9)     (49.7)
Interest expense                   (30.2)   (23.0)     (91.5)     (71.9)

                                    18.3     28.7       (4.2)     469.2

Equity in earnings of:
  Tremont Corporation               -         3.0       -           3.0
  Waste Control Specialists         (3.4)    (2.8)      (8.9)      (9.6)


    Income (loss) before income
     taxes                        $ 14.9   $ 28.9     $(13.1)    $462.6





     NL Industries. In January 1998, NL sold its specialty chemicals business unit conducted by its subsidiary Rheox, Inc. See Note 12. NL's remaining chemicals operations are conducted through its subsidiary Kronos, Inc. (titanium dioxide pigments or "TiO2"). In July 1998, NL reached an agreement to acquire certain operations of a TiO2 competitor, including the other 50% interest in NL's TiO2 manufacturing joint venture. Completion of the transaction is subject to certain conditions. See Note 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations." During the first nine months of 1998, the Company purchased 813,000 shares of NL common stock in market transactions for an aggregate $13.9 million.

     CompX. Prior to March 1998, CompX was a wholly-owned subsidiary of Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock which reduced the Company's ownership interest in CompX to 62%. See Note 13. In March 1998, CompX completed the acquisition of a lock competitor for $33 million cash consideration. Such acquisition was accounted for by the purchase method. During the third quarter of 1998, Valhi purchased 329,000 shares of CompX common stock in market transactions for an aggregate of $5.6 million, thereby increasing the Company's ownership interest of CompX to 64%.

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

     Tremont. On June 19, 1998, Valhi purchased 2.9 million shares of Tremont Corporation common stock from Contran and certain of Contran's subsidiaries for an aggregate of $165.4 million cash, including fees and expenses. Valhi also purchased, on open market transactions during the first nine months of 1998, an additional 141,000 shares of Tremont at an aggregate cost of $7.5 million. At September 30, 1998, the 3.1 million Tremont shares held by Valhi represent approximately 48% of Tremont's outstanding common shares at that date. Valhi accounts for its interest in Tremont by the equity method, and commenced recognizing equity in Tremont's earnings in the third quarter of 1998. See Note
5. Tremont is primarily a holding company which owns approximately 33% of the outstanding common stock of Titanium Metals Corporation ("TIMET") and 19% of NL's common stock at September 30, 1998. Tremont accounts for its interests in both NL and TIMET by the equity method.

     General. Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The aggregate pro forma impact of CompX's acquisition of a lock competitor and Valhi's acquisition of Tremont common stock, assuming such acquisitions occurred at the beginning of 1997, is not material.

NOTE 3 -     MARKETABLE SECURITIES:

                                        DECEMBER 31,  SEPTEMBER 30,
                                            1997           1998

                                              (IN THOUSANDS)
Noncurrent assets (available-for-sale)
  The Amalgamated Sugar Company LLC     $170,000       $170,000
  Halliburton Company common stock        87,823         77,356
  Other securities                        15,793         16,345


                                        $273,616       $263,701





    At September 30, 1998, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $28.75 per share, or an aggregate market value of $77 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 8. Prior to the September 1998 merger of Halliburton and Dresser Industries, Inc., in which each share of Dresser common stock was exchanged for one share of Halliburton common stock, Valhi held Dresser shares. See the 1997 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is $14 million at September 30, 1998.


NOTE 4 -     INVENTORIES:

                                           DECEMBER 31, SEPTEMBER 30,
                                               1997          1998

                                                 (IN THOUSANDS)
Raw materials:
  Chemicals                                 $ 45,844       $ 37,984
  Component products                           2,057          5,102

                                              47,901         43,086

In process products:
  Chemicals                                    8,018         11,472
  Component products                           5,193          6,335

                                              13,211         17,807


Finished products:
  Chemicals                                  108,292        108,243
  Component products                           3,775          4,405

                                             112,067        112,648


Supplies                                      31,539         34,698


                                            $204,718       $208,239




NOTE 5 - OTHER NONCURRENT ASSETS:

                                           DECEMBER 31,   SEPTEMBER 30,
                                               1997            1998

                                                  (IN THOUSANDS)
Investment in affiliates:
  TiO2 manufacturing joint venture           $170,830       $171,202
  Tremont Corporation                            -           176,628
  Waste Control Specialists LLC                15,518         15,966
  Other                                         1,891           -

                                              188,239        363,796
Loan to Waste Control Specialists LLC           4,000          7,000



                                             $192,239       $370,796



Loans and notes receivable:


  Snake River Sugar Company                  $ 80,000       $ 80,000
  Other                                        12,183          5,878

                                               92,183         85,878
  Less current portion                          9,627          3,450


  Noncurrent portion                         $ 82,556       $ 82,428



Other noncurrent assets:
  Deferred financing costs                   $ 11,646       $  8,013
  Intangible assets                             4,487          5,597
  Other                                        10,134         11,895


                                             $ 26,267       $ 25,505




     At September 30, 1998, Valhi held 3.1 million shares of Tremont Corporation common stock with a quoted market price of $42.25 per share, or an aggregate of $131 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's net carrying value of its investment in Tremont. In April 1998, the maturity of the Company's $10 million revolving loan facility to Waste Control Specialists was extended one year to December 31, 1999.

NOTE 6 - ACCOUNTS WITH AFFILIATES:

                                           DECEMBER 31,   SEPTEMBER 30,
                                               1997           1998

                                                 (IN THOUSANDS)
Current receivable from affiliates:
  Income taxes receivable from Contran        $  -          $12,285
  Other, net                                      104           185



                                              $   104       $12,470




Current payable to affiliates:


  Income taxes payable to Contran             $19,472       $  -
  Demand loan payable to Contran                 -            3,000
  Louisiana Pigment Company                     8,513         7,838
  Tremont Corporation                           3,354         3,134
  Other, net                                     (343)         (232)


                                              $30,996       $13,740




NOTE 7 -     ACCRUED LIABILITIES:

                                           DECEMBER 31,   SEPTEMBER 30,
                                               1997            1998

                                                  (IN THOUSANDS)

Current:
  Employee benefits                          $ 44,457      $ 41,002
  Environmental costs                          11,118        49,174
  Interest                                      7,019        15,476
  Plant closure costs                           3,289         1,861
  Deferred income                                 915         5,377
  Other                                        47,923        60,682



                                             $114,721      $173,572



Noncurrent:
  Insurance claims and expenses              $ 13,674      $ 14,894
  Employee benefits                            11,490        11,550
  Deferred income                               1,480        14,723
  Other                                         1,536         3,188



                                             $ 28,180      $ 44,355




NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                           DECEMBER 31,  SEPTEMBER 30,
                                               1997           1998

                                                 (IN THOUSANDS)
Notes payable -
  Kronos - non-U.S. bank credit agreement
   (DM 25,000 and DM 60,500)

                                           $   13,968      $ 35,864



Long-term debt:
  Valhi:  Snake River Sugar Company        $  250,000      $250,000
          LYONs                                87,823        82,212

  NL Industries:
    Senior Secured Notes                      250,000       244,000
    Senior Secured Discount Notes             169,857       118,583
    Deutsche mark bank credit facility
     (DM 288,322 and DM 207,322)              161,085       124,419
    Rheox bank credit facility                117,500          -
    Joint venture term loan                    42,429          -
    Other                                       3,282         1,518


        Total NL Industries                   744,153       488,520


  Other                                         2,965         4,216


                                            1,084,941       824,948


  Less current maturities                      76,854       185,161


                                           $1,008,087      $639,787





    NL redeemed its Senior Secured Discount Notes in October 1998 using available cash on hand, and accordingly such indebtedness has been classified as a current liability at September 30, 1998.

NOTE 9 - PROVISION FOR INCOME TAXES (BENEFIT):

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                      1997        1998

                                                       (IN MILLIONS)
Continuing operations:
  Expected tax expense (benefit)                    $ (4.6)      $161.9
  Incremental tax and rate differences on
   equity in earnings of non-tax group companies      (9.2)        74.5
  Change in NL's deferred income tax
   valuation allowance                                10.5        (49.7)
  State income taxes, net                              2.1          8.0
  Refund of prior-year dividend withholding tax        -           (8.2)
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold           -          (12.1)
  No tax benefit on goodwill amortization              2.4         11.6
  Non-U.S. tax rates                                   (.7)          .1
  Other, net                                          (1.6)        (1.2)



                                                    $ (1.1)      $184.9



Comprehensive provision (benefit) for income
taxes:
  Continuing operations                             $ (1.1)      $184.9
  Discontinued operations                             13.7          -

  Extraordinary item                                  (2.3)        (2.8)
  Other comprehensive income:
    Marketable securities                             55.4         (3.2)
    Currency translation                              (5.7)         1.0
    Pension liabilities                                -             .6


                                                    $ 60.0       $180.5





NOTE 10 -    OTHER INCOME:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,

                                                1997         1998

                                                  (IN THOUSANDS)
Securities earnings:
  Interest and dividends                      $46,348    $42,855
  Securities transactions                       2,110      8,006

                                               48,458     50,861
Currency transactions, net                      2,795      3,085
Disposal of property and equipment              2,453         32
Noncompete agreement income                      -         2,667
Other, net                                      6,311      6,084


                                              $60,017    $62,729





NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and net earnings are presented in the following tables.

                                        DECEMBER 31,  SEPTEMBER 30,
                                            1997          1998

                                              (IN THOUSANDS)

Minority interest in net assets:
  NL Industries                            $ -           $ 61,236
  CompX                                      -             44,594
  Subsidiaries of NL                         257              624
  Subsidiaries of CompX                      -                 14


                                           $ 257         $106,468





                                                NINE MONTHS ENDED
                                                   SEPTEMBER 30,

                                                1997         1998

                                                  (IN THOUSANDS)
Minority interest in net earnings (losses) -
 continuing operations:
  NL Industries                                  $ -       $57,011
  CompX                                            -         5,082
  Subsidiaries of NL                               35           36
  Subsidiaries of CompX                            -          (132)


                                                 $ 35      $61,997






     NL Industries. At December 31, 1997, NL's separate financial statements reflected a stockholders' deficit of $222 million and, accordingly, no minority interest in NL was reported in the Company's consolidated balance sheet at that date. Until such time as NL reported positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity accrued to the Company for financial reporting purposes. Beginning in the first quarter of 1998, NL resumed reporting positive stockholders' equity, and consequently the Company resumed reporting minority interest in NL's net earnings and net assets in 1998.

     CompX. In March 1998, CompX completed an initial public offering of shares of its common stock. Prior to that date, CompX was a wholly-owned subsidiary of Valcor. See Note 13. Following CompX's public offering, the Company commenced reporting minority interest in CompX's net earnings and net assets.

NOTE 12 - DISPOSAL OF BUSINESS UNIT:

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in the first quarter of 1998. The Company's results and operations for the first nine months of 1997 included net sales of $111.4 million and operating income of $33.2 million related to this business unit (1998 prior to the sale - $12.7 million and $2.7 million, respectively).

NOTE 13 - REDUCTION IN INTEREST IN COMPX:

   In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, of which $50 million was incurred in connection with the repayment of certain intercompany indebtedness owed by CompX to Valcor and $25 million which was incurred in connection with CompX's March 1998 acquisition of a lock competitor. As a result of the public offering of shares of CompX common stock and CompX's award of certain shares of its common stock in connection with the offering, the Company's ownership interest in CompX was reduced to 62% from 100%. The Company reported a $67.9 million pre-tax gain on the Company's reduction in interest in CompX in the first quarter of 1998. Deferred income taxes were provided on this gain on reduction in interest in CompX.

NOTE 14 - DISCONTINUED OPERATIONS:

     The components of discontinued operations for the first nine months of 1997 are presented in the following table.

                                                     AMOUNT

                                                 (IN THOUSANDS)
Medite Corporation (building products)              $14,717
Sybra, Inc. (fast food)                              19,746


                                                    $34,463





     Condensed income statement and cash flow data for Medite and Sybra for the first nine months of 1997 is presented below.

                                               MEDITE       SYBRA

                                                  (IN MILLIONS)
Income statement data:
  Operations:
    Net sales                                  $ 23.6      $37.9



    Operating income                           $  1.7      $ 1.7
    Interest expense and other, net               (.3)       (.6)

      Pre-tax income                              1.4        1.1
    Income tax expense                             .6         .5

                                                   .8         .6

  Net gain on disposal:
    Pre-tax gain                                 22.3       23.2
    Income tax expense                            8.4        4.1

                                                 13.9       19.1



                                               $ 14.7      $19.7



Cash flow data:
  Cash flows from operating activities         $(40.4)     $(1.1)

  Cash flows from investing activities:
    Capital expenditures                          (.4)      (1.8)
    Proceeds from disposal of assets             38.3       55.3
    Other, net                                    -           .4


                                                 37.9       53.9


  Cash flows from financing activities:
    Indebtedness, net                             -         22.4



                                               $ (2.5)     $75.2




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported income from continuing operations of $13.1 million, or $.11 per diluted share, in the third quarter of 1998 compared to income of $8.4 million, or $.07 per diluted share, in the third quarter of 1997. For the first nine months of 1998, the Company reported income from continuing operations of $215.7 million, or $1.86 per diluted share, compared to a loss from continuing operations of $12.1 million, or $.10 per diluted share, in the first nine months of 1997.

     The year-to-date 1998 results include (i) a first quarter $330 million pre-tax gain ($152 million, or $1.31 per diluted share, net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit, (ii) a first quarter $68 million pre-tax gain ($44 million, or $.38 per diluted share, net of income taxes) related to the Company's reduction in interest in CompX, (iii) pre-tax securities transactions gains, principally in the second quarter, of approximately $8 million ($5 million, or $.04 per diluted share, net of income taxes) and (iv) an aggregate second quarter charge of $32 million ($21 million, or $.18 per diluted share, net of income taxes) related to the cash payments made by Valhi as part of the settlement of two shareholder derivative lawsuits in which Valhi was a defendant. In addition, the provision for income taxes in the third quarter of 1998 includes an $8 million tax benefit ($5 million, or $.04 per diluted share, net of minority interest) resulting from a refund of prior-year German dividend withholding taxes received by NL. See Notes 9, 12 and 13. The 1997 first nine months results include a first quarter $30 million pre-tax charge ($19.5 million, or $.17 per diluted share, net of income taxes) related to adoption of a new accounting standard regarding accounting for environmental remediation liabilities at NL.


     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. The actual future results of the events described in such forward-looking statements could differ materially from those expressed in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, successful completion of pending acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the 1997 Annual Report.

CHEMICALS

     As discussed above, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox.

                      THREE MONTHS ENDED            NINE MONTHS ENDED
                        SEPTEMBER 30,         %       SEPTEMBER 30,       %

                       1997        1998     CHANGE   1997      1998     CHANGE

                         (IN MILLIONS)                (IN MILLIONS)
Net sales:
  Kronos              $210.5     $221.5      +5%   $629.1     $685.7      +9%
  Rheox                 37.8        -               111.4       12.7


                      $248.3     $221.5     -11%   $740.5     $698.4      -6%




Operating income:

  Kronos              $ 20.3     $ 40.2     +98%   $ 36.3     $116.9    +222%
  Rheox                 11.8        -                33.2        2.7


                      $ 32.1     $ 40.2     +25%   $ 69.5     $119.6     +72%







     Kronos' TiO2 sales and operating income increased in 1998 compared to 1997 due primarily to higher average TiO2 selling prices, partially offset by lower sales volumes. Kronos' average TiO2 selling prices have generally been increasing since early 1997, and Kronos' average TiO2 selling prices in the third quarter of 1998 were 17% higher than the third quarter of 1997 and 2% higher than the second quarter of 1998. TiO2 sales volumes in the third quarter of 1998 decreased 9% from the record sales volumes in the third quarter of 1997 as demand moderated. Sales volumes in the first nine months of 1998 were 2% lower than the 1997 period primarily reflecting lower volumes in Asia, partially offset by higher volumes in Europe. NL expects demand for TiO2 in the fourth quarter of 1998 will be moderately below that of the fourth quarter of 1997. Kronos' operating income in the third quarter of 1997 includes income of $9.7 million related to refunds of German franchise taxes related to prior years, including interest. NL expects its TiO2 operating income and margins in the fourth quarter of 1998 will continue to exceed prior-year levels due primarily to expected higher average TiO2 selling prices, partially offset by moderately lower sales volumes.

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

Fluctuations in the value of the U.S. dollar relative to other currencies decreased NL's sales in the third quarter and first nine months of 1998 by $3 million and $26 million, respectively, compared to the same periods in 1997. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income in the third quarter and first nine months of 1998 compared to the same periods in 1997 was not significant.

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

     In July 1998, NL reached an agreement to acquire certain TiO2 operations of Tioxide Group Limited, a subsidiary of Imperial Chemical Industries plc ("ICI"). Under the agreement, NL would acquire Tioxide's North American TiO2 operations and one of its European TiO2 facilities for an aggregate of $335 million cash consideration. The operations to be acquired from Tioxide include (i) the other 50% interest in the Louisiana TiO2 manufacturing joint venture (see Note 5), which has aggregate production capacity of approximately 120,000 metric tons per year, (ii) a 75,000 metric ton sulfate-process TiO2 facility in the United Kingdom, (iii) a 52,000 metric ton TiO2 finishing facility in Canada, (iv) Tioxide's North American marketing and distribution business and (v) approximately $50 million in working capital. NL would also pay an additional $30 million fee in return for the cancellation of certain chloride-process TiO2 technology rights which NL had previously licensed to Tioxide in 1993 in connection with the formation of the Louisiana TiO2 manufacturing joint venture.

The transaction is subject to, among other things, obtaining certain regulatory clearances and completion of ICI's sale of Tioxide's other TiO2 businesses to E.I. du Pont de Nemours & Co. There can be no assurance that any such transaction will be completed. Funds for the purchase will be provided by NL's cash on hand and aggregate borrowings of $250 million in new bank financing which NL expects to obtain. Assuming regulatory approvals are received in 1998, NL currently expects to complete the transaction by the end of the first quarter of 1999. Following completion of the acquisition and DuPont's purchase of Tioxide's other TiO2 businesses, NL expects to become the world's third largest producer of TiO2, increasing its annual TiO2 production capacity by approximately 135,000 metric tons.

COMPONENT PRODUCTS

                     THREE MONTHS ENDED        NINE MONTHS ENDED
                        SEPTEMBER 30,     %       SEPTEMBER 30,      %

                       1997      1998   CHANGE   1997     1998    CHANGE

                       (IN MILLIONS)            (IN MILLIONS)
Net sales              $27.0    $38.7    +43%   $80.3   $110.5    +38%
Operating income         6.9      8.8    +26%    20.1     22.2    +10%





     Component products net sales increased in 1998 compared to 1997 due primarily to higher sales volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and locking systems). The higher sales volumes of locking systems resulted primarily from the March 1998 acquisition of a lock competitor. Component products operating income for the first nine months of 1998 includes a first quarter $3.3 million non-cash charge related to the award of certain shares of CompX's common stock in connection with the completion of its initial public offering in March 1998. Excluding such charge, operating income increased in 1998 due primarily to the higher sales volumes, offset in part by lower margins attributable to sales from the business unit acquired in March 1998. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar accounted for about 20% of the increase in components products operating income in each of the 1998 periods.

EQUITY AFFILIATES

     Tremont Corporation. In late June 1998, the Company acquired 2.9 million shares of Tremont Corporation common stock held by Contran and certain of Contran's subsidiaries. See Notes 2 and 5. Such shares, along with an additional 141,000 Tremont common shares purchased by Valhi through open market transactions during the first nine months of 1998, represent approximately 48% of Tremont's outstanding common stock at September 30, 1998. Valhi accounts for its interest in Tremont by the equity method, and commenced reporting equity in Tremont's earnings beginning in the third quarter of 1998. The information included below related to the financial position, results of operations and liquidity and capital resources of Tremont has been summarized from the reports filed with the SEC by Tremont, which reports contain more detailed information concerning Tremont on its historical basis of accounting. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's 48% ownership percentage to Tremont's separately-reported earnings because of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. At the Company's current 48% ownership interest in Tremont, such non-cash amortization reduces earnings attributable to Tremont as reported by the Company by approximately $3 million per year.

     Tremont accounts for its interests in both NL and TIMET by the equity method. For the three months ended September 30, 1998, Tremont reported income from continuing operations of $7.9 million, comprised principally of equity in earnings of TIMET ($5.0 million) and NL ($4.8 million) and a provision for income taxes of $1.8 million on pre-tax earnings of $9.7 million. Tremont's effective income tax rate varies from the 35% U.S. federal statutory income tax rate primarily because no income tax provision is currently required on Tremont's equity in earnings of NL.

     NL's operating results are discussed above. For the three months ended September 30, 1998, TIMET reported net sales, operating income and income from continuing operations of $173.5 million, $27.3 million and $16.1 million, respectively, compared to $177.2 million, $33.3 million and $21.3 million, respectively, for the same period in 1997. For the third quarter of 1998, TIMET's mill product shipments were lower than the third quarter of 1997. The lower level of shipments reflects reduced demand for both TIMET's aerospace and industrial products. TIMET believes the reduction in demand for aerospace products is attributable in large part to inventory reductions by its major customers and a decline in the number of aircraft forecasted to be produced.
The major reason for the reduction in demand for industrial products is the deterioration in Asian economies, including the strength of the U.S. dollar versus the Japanese yen. General and administrative expenses were $6.3 million higher compared to the third quarter of 1997 due primarily to costs incurred in implementing TIMET's new enterprise-wide SAP information system as well as costs incurred to address the Year 2000 issue discussed below.

     TIMET anticipates that its shipments and earnings in the fourth quarter of 1998 will be lower than in the third quarter of 1998, and expenses associated with the new SAP system and Year 2000 issues are expected to continue to remain high. TIMET currently expects to record a $10 million pre-tax charge in the fourth quarter of 1998 related to the announced closure of a leased facility in Nevada and other changes in its European and North American operations in response to reduced demand levels, including possible additional temporary or permanent facility closures and layoffs.

     The titanium industry is experiencing reduced demand for aerospace and industrial products due to high levels of inventory reportedly held by customers, actual and anticipated declines in the number of aircraft forecasted to be produced, especially wide-body aircraft, and continuing weakness of Asian and other economies. As a result, TIMET currently expects that its shipments in 1999 will be below anticipated 1998 levels, particularly in the first half of 1999. In addition, TIMET expects its average selling prices in 1999 will be between 5% and 10% lower than its 1998 average selling prices.

     Valhi periodically evaluates the net carrying value of its long-term assets, including its investment in Tremont, to determine if there has been any decline in value below their carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 1998, the NYSE price of $42.25 per Tremont share indicated an aggregate NYSE market value of Valhi's investment in Tremont common stock of approximately $131 million, or $46 million less than Valhi's $177 million net carrying value of its investment in Tremont at that date. The NYSE market price was $36.94 per Tremont share as of October 30, 1998, which price indicated an aggregate NYSE market value at that date of $114 million or approximately $63 million less than Valhi's net carrying value of its investment in Tremont at September 30, 1998. The Company believes NYSE stock prices (particularly in the case of companies such as Tremont that have a major shareholder and are not widely followed or traded) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the NYSE market prices of Tremont's holdings of NL and TIMET, the relatively short time period during which Tremont's NYSE price has been less than the Company's per share net investment in Tremont, the recent decline in stock prices in general as evidenced by the Dow Jones and other stock price indices and Tremont's (and hence NL's and TIMET's) operating results, financial position, estimated asset values and prospects, the Company concluded that there had been no other than temporary decline in value of the Company's investment in Tremont below its net carrying value at September 30, 1998.

     As discussed above, Tremont's major assets are its investments in NL (TiO2) and TIMET (titanium metals). It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged recessionary environment, or suffer other unforeseen adverse events, that the value of Valhi's investment in Tremont could decline to a level which would result in a write-down of the Company's investment in Tremont. Valhi will continue to monitor and evaluate the value of its investment in Tremont based on, among other things, the financial condition and outlook for Tremont. In the event Valhi determines that any decline in value of its investment in Tremont below its net carrying values has occurred which is other than temporary, Valhi would report an appropriate write-down at that time.

     Waste Control Specialists. Waste Control Specialists reported a loss of $9.6 million during the first nine months of 1998 compared to a loss of $8.9 million during the first nine months of 1997. Waste Control Specialists reported net sales of $6.9 million in the first nine months of 1998 compared to $2.4 million in the first nine months of 1997. Operating losses in both periods include expenditures in connection with the pursuit of permits covering the processing, treatment, storage and disposal of low-level and mixed radioactive waste.

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

     General corporate items. As expected, general corporate interest and dividend income decreased in the third quarter and first nine months of 1998 compared to the same periods in 1997 due primarily to a lower amount of dividend distributions received from The Amalgamated Sugar Company LLC. Dividend distributions from the LLC are dependent in part upon the LLC's results of operations, and the Company received no dividend distributions from the LLC in the third quarter of 1998 compared to $6.4 million received in the same period in 1997 due to a decline in the LLC's operating profits. The growers who supply the LLC with sugarbeets are also members of the Snake River Sugar Company agricultural cooperative which controls the LLC. Such growers recently agreed to a $5 million reduction in the aggregate price they will receive for supplying the LLC with sugarbeets which will dollar-for-dollar increase the LLC's 1998 operating profits. The Company currently expects that dividend distributions received from the LLC in the fourth quarter of 1998 will be somewhat lower than the $6.4 million received in the fourth quarter of 1997. General corporate interest and dividend income in the fourth quarter of 1998 is expected to continue to be lower than the fourth quarter of 1997 due principally to the expected lower level of LLC distributions received as well as a lower level of funds available for investment.

     Securities transactions in both 1997 and 1998 relate to the disposition of a portion of the shares of Halliburton Company common stock (and its predecessor Dresser Industries, Inc.) held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. Any additional exchanges in 1998 or thereafter would similarly result in additional securities transaction gains.

     Net general corporate expenses in the first quarter of 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities, and in the second quarter of 1998 include an aggregate $32 million pre-tax charge related to the June 1998 settlements of two shareholder derivative lawsuits in which Valhi was the defendant. Such charges are included in selling, general and administrative expenses. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period, including $2.7 million recognized in the first nine months of 1998 ($1 million in the third quarter). See Note 10. Under the terms of NL's proposed purchase of certain TiO2 operations from ICI, NL would pay a $30 million fee in return for the cancellation of certain chloride-process TiO2 technology rights that NL had previously licensed to Tioxide in 1993. Such fee would be recorded as a general corporate expense upon the successful completion of the transaction.

     Interest expense. Interest expense decreased in 1998 compared to 1997 due primarily to a lower average level of outstanding indebtedness (primarily

Valhi's LYONs, Valcor Senior Notes and indebtedness related to NL's specialty chemicals business unit which was prepaid in January 1998). Interest expense is expected to continue to be lower in the fourth quarter of 1998 compared to the fourth quarter of 1997 due to the lower levels of indebtedness referred to above, as well as a reduction in interest expense resulting from NL's October 1998 redemption of its Senior Secured Discount Notes.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 9. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Also, certain subsidiaries, including NL and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group, and the Company provides incremental income taxes on such earnings. In addition, in the first nine months of 1998 NL reduced its deferred income tax valuation allowance by $50 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria, and the provision for income taxes in the third quarter of 1998 includes an $8 million tax benefit resulting from a refund of prior-year German dividend withholding taxes received by NL.

     Minority interest, discontinued operations and extraordinary item. See Notes 11, 14 and 1, respectively. The Company will report an extraordinary loss in the fourth quarter of 1998 resulting from NL's redemption of its remaining Senior Secured Discount Notes at a price of 106% of their principal amount.

YEAR 2000 ISSUE

     General. As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that have date sensitive software may recognize a date using "00" as the year

1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     NL. NL is in the process of evaluating and upgrading its computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications to ensure that the systems function properly beginning January 1, 2000. To achieve its Year 2000 compliance plan, NL is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for Year 2000 compliance. NL has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. NL uses a number of packaged software products that have been upgraded to a Year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Year 2000 compliant is expected to be approximately $2 million, of which about one-third has been spent through September 30, 1998. NL expects its major IT systems will be Year 2000 compliant by March 1999, and expects its non-IT systems will be Year 2000 compliant by September 1999.

     As part of its Year 2000 compliance plan, NL is seeking confirmation from its major software and hardware vendors and primary suppliers to confirm that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by NL to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by NL have already delivered Year 2000 compliant software. NL plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant.

     NL is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. NL's plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its financial condition, results of operation or cash flows resulting from noncompliant Year 2000 systems that NL directly or indirectly relies upon. Should NL's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include manufacturing equipment malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting.

    CompX. CompX has recently installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000 Issue. CompX does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems.

     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors and primary suppliers to confirm that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. CompX plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant.

     CompX is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the second quarter of 1999.

     Although CompX expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. CompX also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, CompX cannot predict the impact on its financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that CompX directly or indirectly relies upon. Should CompX's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to CompX could be far-reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, or slower transaction processing and financial reporting.

     TIMET. Many of TIMET's information systems have been or are being replaced in connection with its implementation of SAP, which is Year 2000 compliant. TIMET, with the help of outside specialists and consultants, has (i)

substantially completed an initial assessment of potential Year 2000 issues in its manufacturing and communications systems, as well as in those information systems that will not be replaced by SAP, (ii) is in process of determining and impementing remedial actions and (iii) will develop a contingency plan in the event internal or external Year 2000 issues are not resolved. Excluding costs related to SAP, TIMET has expended approximately $1 million on Year 2000 issues through September 1998 and currently expects to incur an additional $5 million to $6 million during the remainder of 1998 and 1999, principally related to embedded system technology. TIMET has also begun an evaluation of potential Year 2000 exposures relating to key suppliers and customers.

     Although TIMET believes its key information systems will be Year 2000 compliant before the end of 1999, it cannot yet predict the outcome of success of the Year 2000 compliance programs related to its embedded manufacturing systems or those systems of its suppliers and customers. TIMET also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after December 31, 1999. As a result of these uncertainties, TIMET cannot predict the impact on its financial condition, results of operations or cash flows of noncompliant Year 2000 systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 compliance plan not be successful or be delayed beyond January 2000, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, or slower transaction processing and financial reporting.

     Waste Control Specialists. Waste Control Specialists' information system is currently not Year 2000 compliant. However, Waste Control Specialists is in the process of obtaining a complete new information system which is expected to, among other things, be Year 2000 compliant. The cost of such new information system is not expected to be material to Waste Control Specialists and the new system is expected to be in place by the end of March 1999. Waste Control Specialists is in the process of evaluating any potential Year 2000 issues with respect to embedded chip technology associated with the equipment at its disposal facility; however, because such facility was constructed in the past few years, Waste Control Specialists does not expect such equipment to present any significant Year 2000 compliance issues. Waste Control Specialists is also in the process of contacting its significant suppliers and customers to confirm they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Waste Control Specialists expects to have its evaluation of embedded chip technology and Year 2000 compliance issues at significant suppliers and customers completed by the end of the first quarter of 1999, and any required remedial actions completed prior to the end of 1999. Assuming Waste Control Specialists does not encounter a significant Year 2000 compliance issue with respect to the equipment at its disposal facility, Waste Control Specialists does not expect its costs associated with Year 2000 compliance will be material.

     Although Waste Control Specialists believes its information systems and equipment at its disposal facility will be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs at its significant suppliers and customers. As a result, Waste Control Specialists cannot predict the impact on its financial position, results of operations or cash flows resulting from noncompliant Year 2000 systems that Waste Control Specialists directly or indirectly relies upon. Should Waste Control Specialists' Year 2000 compliance program not be successful or delayed beyond January 2000, the consequences to Waste Control Specialists could be far-reaching and material, including an inability to operate the disposal facility, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies or slower transaction processing and financial reporting.

     Other. Valhi believes its corporate information systems are Year 2000 compliant, and Tremont does not believe it has any significant Year 2000 issues at its parent company level. However, for the reasons discussed above with respect to its subsidiaries and affiliates, Valhi cannot predict the impact on its consolidated financial position, results of operations or cash flows resulting from noncompliant Year 2000 systems that Valhi, it subsidiaries and affiliates directly or indirectly rely upon. The consequences to the Company could be far-reaching and material, including the loss of an indeterminate amount of revenue. Other potential negative consequences could include manufacturing equipment malfunction, impeded communications or power supplies or slower transaction processing and financial reporting.

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

EUROPEAN MONETARY CONVERSION

     Beginning January 1, 1999, 11 of the 15 members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, are scheduled to establish fixed conversion exchange rates between their existing sovereign currencies and the European currency unit ("euro"). Such members have agreed to adopt the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their sovereign currencies to the euro at a later date. Certain European countries, such are Norway, are not members of the EU and their sovereign currencies will remain intact. Each national government will retain authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, will be established by a new European Central Bank. Following introduction of the euro, the participating countries' national currencies are scheduled to remain legal tender as denominations of the euro from January 1, 1999 through January 1, 2002, although the exchange rates between the euro and such currencies will be fixed.

     NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. The national currency in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective sovereign currencies to the euro over a two-year period beginning in 1999. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and manufacturing costs, and consequently favorably or unfavorably impact reported results of operations. The pursuit by the participating EU members of a single monetary policy through the European Central Bank could favorably or unfavorably impact the countries' respective economic growth and, accordingly, the regional demand for NL's products.

     NL has begun to assess and evaluate the impact of the euro conversion on its business. Such evaluation is still in process, but is expected to be completed by the end of the year. NL expects to spend and charge to expense less than $1 million in its evaluation and conversion costs, a portion of which has been spent through September 30, 1998. NL has a significant amount of outstanding indebtedness denominated in the Deutsche Mark, and such debt will become denominated in the euro effective January 1, 1999. Modification of certain NL information systems to handle euro-denominated transactions may be required, although such modifications are not expected to be extensive.

     Because of the inherent uncertainty of the ultimate affect of the euro conversion, NL cannot accurately predict the impact of the euro conversion on its respective results of operations, financial position or liquidity.

     TIMET. TIMET also has operations and assets located in Europe, principally in the United Kingdom. The United Kingdom is not adopting the euro, although certain of TIMET's transactions currently denominated in various other European currencies are expected to be denominated in the euro beginning in 1999. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the United Kingdom pound sterling along with other major European currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. Modifications of certain of TIMET's systems to handle euro-denominated transactions will be required, although such modifications are not expected to be extensive, and TIMET does not expect the impact of the conversion to the euro will be material.

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

     Cash flows from investing and financing activities. During the first nine months of 1998, (i) Valhi purchased 3.1 million shares of Tremont Corporation for an aggregate cost of $173 million, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $14 million of additional shares of NL common stock, $6 million of additional shares of CompX and $4 million of certain marketable securities and (iv) CompX purchased a lock competitor for $33 million. In addition, in January 1998 NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business.

     Net repayments of indebtedness in the first nine months of 1998 include the prepayment and termination of the Rheox bank credit facility and the joint venture term loan and NL's open-market purchases of approximately $65 million accreted value of its Senior Secured Discount Notes and approximately $6 million principal amount of its Senior Secured Notes pursuant to the tender offer discussed below. In accordance with the terms of the DM credit facility, NL also prepaid DM 81 million ($44 million when paid) of the DM term loan, of which DM 49 million fully satisfied the September 1998 scheduled term loan payment and DM 32 million reduced the March 1999 scheduled term loan payment. A portion of the funds for such prepayment of the DM credit facility was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities. In the second quarter of 1998, NL repaid DM 20 million ($11 million when paid) of the outstanding balance of the DM revolving credit facility. In October 1998, NL redeemed its remaining outstanding Senior Secured Discount Notes.

     At September 30, 1998, unused credit available under existing credit facilities approximated $206 million, which was comprised of $100 million available to CompX under its new revolving senior credit facility discussed below, $91 million available to NL under non-U.S. credit facilities and $15 million available to Valhi. In November 1998, Valhi replaced its existing $15 million revolving credit facility with a new one-year $50 million revolving facility collateralized by shares of NL common stock held by Valhi.

     In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, $50 million of which were incurred to repay certain intercompany indebtedness owed by CompX to Valcor and $25 million of which was used to fund the acquisition of a lock competitor.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of September 30, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

CHEMICALS - NL INDUSTRIES

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Average TiO2 selling prices began a downward trend in the last half of 1995, and continued to decline through the first quarter of 1997. NL's average TiO2 prices began to increase during the second quarter of 1997 and continued to increase throughout the remainder of 1997 and the first nine months of 1998.

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


     Under the terms of such indentures, NL was required to make an offer to purchase a pro rata portion of such notes, at par value for the 11.75% Senior Secured Notes and at accreted value for the 13% Senior Secured Discount Notes, to the extent that a specified amount of the net proceeds from the disposal of its specialty chemicals business unit are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets (including additional TiO2 production capacity), both as defined in the indentures, within nine months of the disposition. While NL was not yet required to execute a tender offer related to the disposal of its specialty chemicals business unit, in May 1998 NL initiated a tender offer to purchase on a pro-rata basis up to $181.6 million aggregate principal amount of Senior Secured Notes and accreted value of Senior Secured Discount Notes, at par or accreted value, respectively, in satisfaction of the covenant contained in the indentures. Pursuant to its terms, the tender offer expired in June 1998, and NL purchased approximately $6 million principal amount of Senior Secured Notes, and a nominal amount of Senior Secured Discount Notes, which had been properly tendered. NL also made open market purchases of its Senior Secured Discount Notes in 1998, and in October 1998 NL redeemed the remaining Senior Secured Discount Notes at a price of 106% of their principal amount.

     NL expects to obtain an aggregate of $250 million in new bank financing to complete its purchase of certain of Tioxide's TiO2 operations discussed above.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. In the third quarter of 1998, NL received a DM 14 million ($8 million when received) refund of 1990 of German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a recent German Supreme Court decision in favor of another taxpayer. NL's refund resulted in a reduction of the previously-reached settlement amount referred to above from the DM 44 million to DM 30 million for years through 1990. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 172 million ($102 million at September 30, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($95 million) for the years through 1997. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997, a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities have appealed the decision to the German Supreme Court. NL believes that the decision by the German Supreme Court will be rendered within a year and will likely determine the outcome of NL's primary dispute with the German tax authorities. Although NL believes that it will ultimately prevail in this matter, NL has granted a DM 94 million ($56 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen, and a DM 5 million lien in favor of the German federal tax authorities. If NL does not prevail, these contingencies will increase NL's tax liability for 1990 and each year thereafter, and NL would seek to negotiate payment over a period of time.

     In addition, during 1997 NL reached an agreement with the German tax authorities regarding certain other issues (issues not in litigation) for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million), most of which was paid in the third quarter of 1998.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1998) relating to 1994. NL has appealed this assessment and has commenced litigation proceedings. Although NL believes it will ultimately prevail, NL has granted a NOK 51 million lien on its Norwegian TiO2 plant in favor of the Norwegian tax authorities.

     No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($128 million at September 30, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In February 1998, CompX entered into a new $100 million revolving senior credit facility (nil outstanding at September 30, 1998) and used a portion of the net proceeds to repay a $50 million demand note to Valcor which CompX had distributed to Valcor in December 1997. The new credit facility is unsecured and is due in 2003. Borrowings are available for CompX's general corporate purposes, including potential acquisitions. The new credit facility contains provisions which, among other things, require the maintenance of minimum levels of net worth, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. In March 1998, CompX completed the acquisition of a lock competitor for approximately $33 million cash consideration, using available cash on hand and $25 million of borrowings under the new credit facility.

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

TREMONT CORPORATION

     Tremont is primarily a holding company which, at September 30, 1998, owned approximately 33% of TIMET and 19% of NL. At September 30, 1998, Tremont reported total assets and stockholders' equity of approximately $285 million and $200 million, respectively. Tremont's total assets at such date include its investments in TIMET ($148 million) and NL ($89 million), which Tremont accounts for by the equity method, and $4 million in cash and cash equivalents; Tremont's total liabilities at such date include accrued OPEB cost ($22 million) and deferred income taxes ($34 million). At September 30, 1998, the market value of the 10.3 million shares of TIMET and the 9.9 million shares of NL held by Tremont was approximately $145 million and $191 million, respectively. Tremont also owns the right to acquire 1.5 million additional TIMET shares from a third-party for $12 million, and such TIMET shares have a September 30, 1998 market value of $21 million.

     In October 1998, Tremont entered into a revolving advance agreement with Contran. Through October 31, 1998, Tremont had borrowed $6 million from Contran under such facility, primarily to fund Tremont's purchases of additional shares of NL common stock. Absent additional purchases of NL or TIMET common stock, Tremont does not currently expect it will borrow significant additional funds from Contran. Tremont is exploring possible financing alternatives to replace its borrowings from Contran.

     In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of September 30, 1998, Tremont had acquired 1.2 million shares under such authorization. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share. At that rate, and based on the 30.1 million NL shares held by Valhi at September 30, 1998, Valhi would receive aggregate annual dividends from NL of approximately $3.6 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi began to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.1 million Tremont shares owned by Valhi at September 30, 1998, Valhi would receive aggregate annual dividends from Tremont of approximately $865,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At September 30, 1998, Valhi had $5 million of parent level cash and cash equivalents, including $1 million held by Valcor which could be distributed to Valhi.

     Valhi's LYONs do not require current cash debt service. At September 30, 1998, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at September 30, 1998, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately

$23.6 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At September 30, 1998, the LYONs had an accreted value equivalent to approximately $30.55 per Halliburton share, and the market price of the Halliburton common stock was $28.75 per share (October 30, 1998 market price of Halliburton - $36 per share).

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

     The aggregate distributions Valhi expects to receive from The Amalgamated Sugar Company LLC in calendar 1998, which are dependent in part upon the future operations of the LLC, are less than Valhi's 1998 debt service requirements under its $250 million loans from Snake River. Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River can remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in the first nine months of 1998, and the Company does not currently expect that Snake River will remit a significant amount of principal or interest during the remainder of the year. However, such noncollection is not expected to have a material adverse effect on the Company's liquidity, and the Company believes both the accrued and unpaid interest as well as the $80 million principal amount outstanding at September 30, 1998 will ultimately be collected.

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

     State of Illinois v. NL Industries, Inc., et al. (No. 88-CH-11618). In October 1998, the Supreme Court of Illinois declined the State's petition to review previously-reported decisions in favor of NL.


     DeLeon v. Exide Corp. and NL Industries, Inc., (No. DV98-02669-B). In August 1998, the plaintiffs dismissed this previously-reported case without prejudice.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 -Financial Data Schedule for the nine-month period ended September 30, 1998.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1998.

        July 23, 1998     - Reported Items 5 and 7.
        August 28, 1998   - Reported Items 5 and 7.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)




Date   November 13, 1998          By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     Vice President and Treasurer
                                     (Principal Financial Officer)



Date   November 13, 1998          By /s/ Gregory M. Swalwell

                                     Gregory M. Swalwell
                                     Vice President and Controller,
                                     (Principal Accounting Officer)

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VALHI, INC.

                                              (Registrant)



Date   November 13, 1998              By

                                         Bobby D. O'Brien
                                         Vice President and Treasurer
                                         (Principal Financial Officer)



Date   November 13, 1998              By

                                         Gregory M. Swalwell
                                         Vice President and Controller
                                         (Principal Accounting Officer)