Form 10-K
period 1998-12-31
VALHI INC /DE/
filed 1999-03-26
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
X
1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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


     Common stock                     New York Stock Exchange
     ($.01 par value per share)       Pacific Stock Exchange
     9.25% Liquid Yield Option        New York Stock Exchange
     Notes,due October 20, 2007

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


AS OF FEBRUARY 26, 1999, 114,487,014 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 8.7 MILLION SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF VALHI, INC. AS OF SUCH DATE APPROXIMATED $100 MILLION.

DOCUMENTS INCORPORATED BY REFERENCE


THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                              [INSIDE FRONT COVER]

     A chart showing (i) Valhi's 58% ownership of NL Industries, Inc., (ii) Valhi's 64% ownership of CompX International Inc., (iii) Valhi's 69% ownership of Waste Control Specialists LLC, (iv) Valhi's 48% ownership of Tremont Corporation, (v) Tremont's 39% ownership of Titanium Metals Corporation and (vi) Tremont's 20% ownership of NL.

                                     PART I

ITEM 1.   BUSINESS

     As more fully described on the chart on the opposite page, Valhi, Inc. (NYSE: VHI), has continuing operations through majority-owned subsidiaries and less than majority-owned affiliates in the chemicals, component products, titanium metals and waste management industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.


Chemicals                       NL is the world's fourth-largest
  NL Industries, Inc.           producer of titanium dioxide
                                pigments ("TiO2"), which are used
                                for imparting whiteness,
                                brightness and opacity to a wide
                                range of products including
                                paints, plastics, paper, fibers
                                and other "quality-of-life"
                                products.  NL had an estimated 11%
                                share of worldwide TiO2 sales
                                volume in 1998.
                                NL has production

Component Products              CompX is a leading manufacturer of
  CompX International Inc.      ergonomic computer support
                                systems, precision ball bearing
                                slides and locking systems for use
                                in office furniture, computer-

                                related applications and a variety
                                of other products.

Titanium Metals                 Titanium Metals Corporation
  Titanium Metals               ("TIMET") is one of the world's
Corporation                     leading integrated producers of
                                titanium sponge, ingot, slab and
                                mill products and has the largest
                                sales volumes worldwide.

Waste Management                Waste Control Specialists operates
  Waste Control Specialists     a facility in West Texas for the
LLC                             (i) processing, treatment, storage
                                and disposal of hazardous and
                                toxic wastes and (ii) treatment
                                and storage of low-level and mixed
                                radioactive wastes.  Waste Control
                                Specialists is also seeking
                                authorizations for, among other
                                things, the disposal of low-level
                                and mixed radioactive wastes.

     Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and The Amalgamated Sugar Company. Contran Corporation holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee, or by Mr. Simmons directly. Mr. Simmons is Chairman of the Board and Chief Executive Officer of Contran and Valhi and may be deemed to control such companies.

     Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports with the Securities and Exchange Commission. Certain of the information set forth below with respect to such companies has been derived from such reports.

     In 1998, (i) NL sold its specialty chemicals business unit, (ii) CompX issued approximately 6 million shares of its common stock in an initial public offering, (iii) Valhi acquired 3.1 million shares of Tremont Corporation, primarily from Contran and certain Contran subsidiaries and (iv) CompX acquired two lock competitors. In January 1999, CompX acquired Thomas Regout Holding N.V., a slide competitor. See Note 3 to the Consolidated Financial Statements. Discontinued operations consist of the Company's former building products and fast food operations. See Note 19 to the Consolidated Financial Statements. In early 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers. See Note 20 to the Consolidated Financial Statements.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and

Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed herein in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

CHEMICALS - NL INDUSTRIES, INC.

     NL Industries is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fourth-largest TiO2 producer, with an estimated 11% share of worldwide TiO2 sales volumes in 1998. Approximately one-half of Kronos' 1998 sales volumes were in Europe, where Kronos is the second-largest producer of TiO2. In January 1998, NL sold its smaller specialty chemicals business unit. See Note 3 to the Consolidated Financial Statements. In 1998, Ti02 accounted for substantially all of NL's net sales.

     NL's objective is to maximize its total shareholder returns by focusing on
(i) acquiring additional TiO2 production capacity, (ii) investing in certain cost effective debottlenecking projects to increase TiO2 production capacity and efficiency, (iii) controlling costs, (iv) enhancing its capital structure and
(v) consideration of mergers or acquisitions within the chemicals industry.

     Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices increased during the first three quarters of 1998, continuing the upturn in prices that began in the second quarter of 1997. Industry-wide demand for TiO2 declined in 1998, with second-half 1998 demand lower than first-half 1998 demand. NL's 1998 sales volumes decreased 4% from its record sales volumes in 1997 reflecting lower sales volumes in Asia and Latin America. NL's European sales volumes in the second half of 1998 were lower than the first half of 1998. NL expects industry demand in 1999 will be relatively unchanged from 1998, but the extent to which it remains unchanged is dependent upon, among other things, global economic conditions. Prices in the fourth quarter of 1998 were even with prices in the third quarter of 1998, and NL's outlook for prices in 1999 is uncertain. NL's expectations as to the future prospects of the TiO2 industry and prices are based on a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advancements. If actual developments differ from NL's expectations, NL and the TiO2 industry's future performance could be unfavorably affected.

     Kronos has an estimated 18% share of European TiO2 sales volumes and an estimated 12% share of North American TiO2 sales volumes. Per capita Ti02 consumption in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point where quality-of-life products, many of which utilize TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern European.

     NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent, but not replace, the utilization of higher-cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because extenders generally have, to date, failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos and Titanox trademarks, which provide a variety of performance properties to meet customers' specific requirements. Kronos' customers include domestic and international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America.

     Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 70 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1998 TiO2 sales were to Europe, with 37% to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada and its sales and marketing activities in over 100 countries worldwide.

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

     Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process.
Approximately two-thirds of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and worldwide chloride-process production facilities in 1998 represented almost 60% of industry capacity.

     Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana. Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility. All of Kronos' principal production facilities are owned, except for the land under the Leverkusen facility. Kronos also has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

     Kronos' produced a record 434,000 metric tons of Ti02 in 1998, compared to the previous record of 408,000 metric tons in 1997 and 373,000 metric tons in 1996. In response to strong demand in 1997 and early 1998, Kronos maintained production rates near full capacity throughout 1997 and 1998. Following the completion in 1997 of a $36 million debottlenecking expansion project at the

Leverkusen, Germany facility, which increased Kronos' annual production capacity by 20,000 metric tons, Kronos believes its current annual attainable production capacity is now approximately 440,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa) under a long-term supply contract that expires at the end of 2000. Natural rutile ore, another chloride feedstock, is purchased primarily from RGC Mineral Sands Limited (Australia) under a long-term supply contract that also expires at the end of 2000. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1998. Kronos also purchases sulfate grade slag for its Canadian plant from Q.I.T. Fer et Titane Inc. under a long-term supply contract which expires in 2002.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. NL does not expect to encounter difficulties or adverse financial consequences in obtaining long-term extensions to existing supply contracts prior to the expiration dates of the contracts. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries where NL purchases its raw material supplies could adversely affect the availability of such feedstock.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries plc ("ICI"), each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Tioxide pursuant to separate offtake agreements.

     A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     The manufacturing joint venture is intended to be operated on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as part of cost of sales as the related TiO2 acquired from the joint venture is sold, and Kronos' share of the joint venture's interest expense is reported as a component of interest expense.

     Competition. The TiO2 industry is highly competitive. During the early 1990's, TiO2 supply exceeded demand, primarily due to new chloride-process capacity coming on-stream. Relative supply/demand relationships, which had a favorable impact on industry-wide prices during the late 1980's, had a negative impact during the early-1990's. Prices improved in the mid-1990's with a mini-peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand. Sales volumes in Europe remained strong in the first half of 1998, but moderated in the second half. Sales volumes in 1998 in North American were even with 1997, while sales volumes to export markets declined, especially in Asia. Average selling prices increased 16% in 1998 versus 1997, but fourth-quarter 1998 prices were even with the third quarter of 1998, as worldwide demand softened. NL expects industry demand in 1999 will be relatively unchanged from 1998, but the extent to which it remains unchanged is dependent upon, among other things, global economic conditions. As a result, NL's outlook for prices in 1999 is uncertain. No assurance can be given that demand or price trends will conform to NL's expectations.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital and substantial lead time (typically three to five years in NL's experience). No greenfield plants have been announced, but NL expects industry capacity to increase as Kronos and its competitors complete debottlenecking projects at existing facilities. Based on factors described under "TiO2 products and operations" above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

     Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1998, Kronos had an estimated 11% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), ICI (Tioxide), Millennium Chemicals, Inc., Kerr-McGee Corporation, Kemira Oy, and Ishihara Sangyo Kaisha, Ltd. In 1998, Bayer AG sold approximately 80% of its European TiO2 operations to Kerr-McGee and sold all of its Brazilian operations to Millennium. Also in 1998, Rhone-Poulenc sold its Thann et Mulhouse Ltd. French TiO2 operations to Millennium. These six largest competitors have estimated individual worldwide shares of TiO2 production capacity ranging from 5% to 23%, and an aggregate estimated 74% share of worldwide TiO2 production volumes. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

     Research and development. Kronos' expenditures for research and development and certain technical support programs have averaged approximately $7 million during the past three years. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

     Employees. As of December 31, 1998, NL employed approximately 2,500 persons (excluding employees of the Louisiana joint venture), with 100 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

     Regulatory and environmental matters. Certain of NL's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of NL have the potential to cause environmental or other damage. NL has implemented and continues to implement various policies and programs in an effort to minimize these risks. NL's policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect NL's production, handling, use, storage, transportation, sale or disposal of such substances as well as NL's consolidated financial position, results of operations or liquidity.

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

     In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million. The Louisiana joint venture completed the installation of a $16 million off-gas desulfurization system in 1996.

     NL's capital expenditures related to its ongoing environmental protection and compliance programs are currently expected to approximate $13 million in 1999 and $8 million in 2000.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     CompX is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and locking systems for use in office furniture, computer-related applications and a variety of other products. CompX's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, among the world's largest producers of precision ball bearing slides and among the largest North American producers of medium-security cabinet locks. Following CompX's January 1999 acquisition of a precision ball bearing slide competitor, CompX believes it is the largest European producer of precision slides for the office products industry. In 1998, ergonomic computer support systems, precision ball bearing slides and locking systems accounted for approximately 28%, 33% and 39% of net sales, respectively.

     In 1998, CompX acquired two lock competitors for an aggregate of $42 million cash consideration. In January 1999, CompX acquired substantially all of the outstanding capital stock of Thomas Regout, a precision ball bearing slide competitor with operations in both Europe and the U.S., for $52 million cash consideration. CompX acquired the nominal amount of remaining Thomas Regout shares by the end of February 1999. Thomas Regout is believed to be the largest European precision ball bearing slide producer. See Note 3 to the Consolidated Financial Statements and "Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Products, product design and development. CompX's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components Limited and Thomas Regout names, and its locking systems are sold under the National Cabinet Lock, Fort Lock and Timberline Lock names. CompX believes that its brand names are well recognized in the industry.

     Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include

CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including impaired) users, and the Lift-n-Lock mechanism that allows adjustment of the keyboard arm without the use of levers or knobs.

     Precision ball bearing slides are used in such applications as file cabinets, desk drawers, tool storage cabinets and electromechanical imaging equipment. These products include CompX's Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which provides heavily-filled drawers, such as auto mechanic tool boxes, with less risk of opening while in movement. The January 1999 acquisition of Thomas Regout expanded CompX's market presence in high precision, heavy duty ball bearing slide applications such as computer network server cabinets.

     Locking systems are used in applications such as vending machines, computers, gaming machines, ignition systems, motorcycle storage compartments, hotel room safes, parking meters, electrical circuit panels and transportation equipment as well as office and institutional furniture. These include CompX's patented KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

     Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a specialized sales force. The majority of CompX's sales is to OEMs, while the balance represents standardized products sold through distribution channels.

     Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturer's representatives. Manufacturers' representatives are selected based on special skills in certain markets or with current or potential customers. Locking systems are sold by a separate network of company-employed salespeople and manufacturers' representatives as well as factory-based national account managers.

     A significant portion of the CompX's sales are made through hardware component distributors. CompX also has a significant market share of locking systems sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides.

     To afford a competitive advantage to CompX as well as to customers, ergonomic computer support system and precision ball bearing slides are delivered from CompX's Canadian facilities primarily by means of a company-owned tractor/trailer fleet. This satellite-monitored fleet improves the timely and economic delivery of products to customers. Another important economic advantage to CompX's customers of an in-house trucking fleet is that it allows the shipment of many products in returnable metal baskets (in lieu of corrugated paper cartons), which avoids both the environmental and economic burden of disposal.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. In 1996 and 1997, the ten largest customers accounted for about one-third of component products sales with the largest customer less than 10% in each year. In 1998, the ten largest customers accounted for 40% of CompX's sales with one customer, Hon Company, accounting for approximately 10% of sales.

     Manufacturing and operations. At December 31, 1998, CompX owned and operated five manufacturing facilities in North America (two in each of Ontario,

Canada and Illinois and one in South Carolina), and one facility is leased in France. Ergonomic products and precision ball bearing slides are manufactured in the two Canadian facilities, and locking systems are manufactured in the South Carolina, Illinois and French facilities. CompX also leases a small distribution center in California. The Thomas Regout operations acquired in
January 1999 have facilities in The Netherlands and Michigan.   CompX believes
that all its facilities are well maintained and satisfactory for their intended purposes.

     Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of locking systems. These raw materials are purchased from several suppliers and readily available from numerous sources.

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

     Competition and customer base. The office furniture and locking systems markets are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery and service and technical support. CompX focuses its efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium. The locking system market is highly fragmented with a number of small- to medium-sized manufacturers that supply the market.

     Ergonomic computer support systems and precision ball bearing slides are sold primarily to the office furniture manufacturing industry. Approximately 20% of locking system sales are made through CompX's STOCK LOCKS and ShipFast distribution programs, believed to offer a competitive advantage because delivery is generally made within 24 hours. Most remaining lock sales are made through OEMs.

     CompX competes in the ergonomic computer support system market with one major producer and a number of smaller manufacturers that compete primarily on the basis of product quality, features and price. CompX competes in the precision ball bearing slide market with two large manufacturers and a number of smaller manufacturers that compete primarily on the basis of product quality and price. CompX also competes with a variety of relatively small lock competitors, which makes significant price increases difficult. Certain of CompX's competitors may have greater financial, marketing, manufacturing and technical resources than those of CompX. Although CompX believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed to be important to CompX and its continuing business activities. CompX's major trademarks, including National Cabinet Lock, Fort Lock, Timberline Lock, Thomas Regout, STOCK LOCKS, ShipFast and Waterloo Furniture Components Limited, are protected by registration in the United States and elsewhere with respect to the products it manufacturers and sells. CompX believes such trademarks are well recognized in the component products industry.

     Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future such laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's consolidated financial condition, results of operations or liquidity.

     Employees. As of December 31, 1998, CompX employed approximately 1,550 employees, including 690 in the United States, 830 in Canada and 30 in France. Approximately 85% of CompX's employees in Canada are represented by the United Steel Workers of America labor union. CompX's collective bargaining agreement with such union expires in January 2000. The Thomas Regout operations acquired in January 1999 employ approximately 550 individuals, of which 420 are located in Europe and 130 are located in the United States. Certain of the European employees are covered by a collective bargaining agreement expiring in June 2000. CompX believes that its labor relations are satisfactory.

TITANIUM METALS - TITANIUM METALS CORPORATION

     Titanium Metals Corporation ("TIMET") is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volumes worldwide. TIMET is the only integrated producer with major manufacturing facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 1998 it accounted for approximately 27% of worldwide industry shipments of mill products and approximately 12% of world sponge production.

     Titanium was first manufactured for commercial use in the 1950s.
Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately half of industry mill product shipments in 1998, the number of non-aerospace end-use markets for titanium has expanded substantially. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants and pollution control equipment. Demand for titanium is also increasing in diverse new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses.

     TIMET's objectives are to: (i) maximize the long-term value of its core aerospace business by focusing on TIMET's basic strengths of sponge production, melting and forging of various shapes of titanium products, (ii) enter into strategic agreements with major titanium users to help mitigate the cyclicality of TIMET's aerospace business, (iii) invest in strategic alliances and new markets, applications and products to help reduce traditional dependence on the aerospace sector, (iv) invest in technology, capacity and innovative projects aimed at reducing costs and enhancing productivity, quality, customer service and production capabilities and (v) stabilize the cost and supply of raw materials.

     Recent industry conditions. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During the 1996-1998 period, TIMET reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million it reported during the difficult 1991-1995 period.

     Worldwide industry mill product shipments of approximately 60,000 metric tons in 1997 were 65% above 1994 levels. In 1998, industry mill product shipments declined approximately 10%, to approximately 54,000 metric tons, with a further 15% decline, to approximately 46,000 metric tons, expected in 1999. TIMET believes that the reduction in demand for aerospace products is attributable to a decline in the number of commercial aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in inventories as customers adjust to the decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

     Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1998 accounted for approximately 80% of total aerospace demand (40% of total titanium demand).

     According to The Airline Monitor, a leading aerospace publication, the commercial airline industry reported operating income of over $11 billion (estimated) in 1998, compared to $16 billion in 1997 and $12 billion in 1996. TIMET understands commercial aircraft deliveries are expected to peak in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of

1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than their predecessors. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium products.

     Following titanium's initial applications in the aerospace industry, the number of end-use markets for titanium has expanded substantially. Existing industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium is also experiencing increased customer demand in new and emerging uses such as medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor and automotive uses. Several of these emerging applications represent potential growth opportunities that TIMET believes may reduce the industry's historical dependence on the aerospace market.

     Products, operations, raw materials and properties. TIMET is a vertically-integrated titanium producer whose products include: (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), extrusions and wire.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores, derived from beach sand, with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET's titanium sponge production capacity in Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining vacuum in the chamber. The combination of heat and vacuum boils the residues from the reactor mass into the condensing vessel. The titanium mass is then mechanically pushed out of the original reactor, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

     Titanium mill products result from the forging, rolling, drawing and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip and extrusions. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of products, TIMET performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

     TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products, and upon a single processor to perform certain finishing and conditioning steps with respect to its slab products. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term. TIMET is exploring ways to lessen its dependence on any individual processor.

     The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying materials. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge.

     While TIMET is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. TIMET expects to provide approximately 45% of its 1999 sponge needs from suppliers in Japan and the former Soviet Union ("FSU").

     As a complement to the long-term agreements discussed below which TIMET entered into with its key customers, TIMET has also entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. When the order flow did not meet expectations in 1998, TIMET sought to restructure the terms of certain agreements. TIMET is continuing to work with suppliers and believes that the contracts can be amended or terminated without any material adverse effect to TIMET. TIMET may enter into other long-term supplier agreements with other suppliers.

     In 1997, TIMET entered into a ten-year agreement for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement provides for firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties have agreed in principle to a reduced minimum for 1999, and TIMET currently expects to do the same for 2000. TIMET also has agreed in principle to purchase on a long-term basis premium quality sponge produced in Japan primarily to support production of material for critical rotating jet engine applications.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. In addition, although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Chlorine is currently obtained from a single source near TIMET's Nevada plant, but alternative suppliers are available. Magnesium and petroleum coke are generally available from a number of suppliers.

     Various alloying elements used in the production of titanium ingot are available from a number of suppliers. TIMET has agreed in principle to enter into long-term agreements with certain suppliers for a substantial portion of its alloy requirements at fixed and/or formula-determined prices.

     TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has facilities located in the United Kingdom and France. Titanium sponge is produced at the Nevada facility while ingot, slab and mill products are produced at the other facilities. TIMET also maintains nine service centers (five in the United States and four in Europe), which sell TIMET's products on a just-in-time basis.

     In addition to its U.S. sponge capacity discussed below, TIMET's 1999 worldwide melting capacity aggregates approximately 48,000 metric tons (26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (16% of world capacity). Approximately 63% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting furnaces, 35% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting furnace.

     During much of the past three years, TIMET operated its major production facilities at high levels of practical capacity. Production levels and capacity utilization in 1999 will be lower than in 1998.

     TIMET's VDP sponge facility is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 1999, down from approximately 85% in 1998. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S., with some 1999 VDP production expected to be used in Europe. Due to changing market conditions for certain grades of sponge, TIMET reopened its original Kroll-leach process sponge plant in Nevada in 1996 but is temporarily idling this facility at the end of March 1999. TIMET's raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     TIMET's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 60% of aggregate capacity in 1999, with certain production facilities temporarily idled.

     Titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots and slabs from TIMET's U.S. melting facilities and titanium slabs and hot bands purchased from outside vendors.

     One of TIMET's facilities in the United Kingdom produces VAR ingots which are both sold to customers and used as raw material feedstock at the same facility. The forging operation at this facility principally processes the ingots into billet product for sale to customers and for further processing into bar and plate at another of TIMET's facilities in the United Kingdom. TIMET's United Kingdom melting and mill products production in 1999 is expected to be approximately 70% and 65%, respectively, of capacity.

     Sponge for melting requirements in both the United Kingdom and France is purchased principally from suppliers in Japan and Kazakhstan, with a portion of 1999 U.K. requirements expected to be provided by TIMET's Nevada VDP plant.

     Distribution, market and customer base. TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes the nine TIMET-owned service centers. TIMET believes that it has a competitive sales and cost advantage arising from the location of its production plants and service centers, which are in close proximity to major customers. These centers primarily sell value-added and customized mill products including bar and flat-

rolled sheet and strip. TIMET believes its service centers give it a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     About 52% of TIMET's 1998 sales were to customers within North America, with about 40% to European customers and the balance to other regions. No single customer represents more than 10% of TIMET's direct sales. However, in 1998, about 75% of TIMET's mill product shipments sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. While TIMET expects that a majority of its 1999 sales will be to the aerospace sector, other markets will continue to represent a significant portion of sales.

     The aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney, a United Technology Company, General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce, United Technologies Corporation (and related companies) and Wyman-Gordon. These agreements provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. These contracts are structured to provide incentives to both parties to lower TIMET's costs and share in the savings. These contracts and others represent the core of TIMET's long-term aerospace strategy, and in 1999 and beyond are anticipated to account for more than 60% of aerospace revenues. These agreements should limit pricing volatility (both up and down), for the long-term benefit of both parties, while providing TIMET with a solid base of aerospace volume. TIMET may enter into other long-term agreements with other customers.

     TIMET's order backlog was approximately $350 million at December 31, 1998, compared to $530 million at December 31, 1997. Approximately 95% of the 1998 year-end backlog is expected to be delivered during 1999. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

     As of December 31, 1998, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 3,224 planes versus 2,753 planes at the end of 1997 and 2,370 planes at the end of 1996. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year end 1998 was 820 (25% of total backlog) compared to 840 (30%) at the end of 1997.

     Through various strategic relationships, TIMET seeks to gain access to unique process technologies for the manufacture of its products and to expand existing markets and create and develop new markets for titanium. TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, FSU and China. TIMET is one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. TIMET believes that most producers will generally operate at lower capacity levels in 1999 than in 1998, increasing price competition.

     TIMET's principal competitors in aerospace markets are Allegheny Teledyne Inc., RTI International Metals, Inc. (formerly RMI Titanium Company) and Verkhanya Salda Metallurgical Production Organization ("VSMPO"). These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. have not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the FSU, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on TIMET has been somewhat mitigated.


     Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. In recent years, the GSP program has been subject to annual review and renewal and is currently scheduled to expire in the second quarter of 1999.

     In 1997, GSP benefits to these products were suspended when the level of Russian wrought products imports reached 50% of all imports of titanium wrought products. A petition was filed in 1997 to restore duty-free status to these products, and that petition was granted in June 1998. In addition, a petition was also filed to bring unwrought products under the GSP program, which would allow such products from the countries of the FSU (notably Russia and, in the case of sponge, Kazakhstan and Ukraine) to be imported into the U.S. without the payment of regular duties. This petition concerning unwrought products has not been acted upon pending further investigation of the merits of such a change.

     In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) has for many years been subject to substantial antidumping penalties. In addition, titanium sponge imports from Japan were subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission ("ITC") revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, with first hearings expected in the second quarter of 1999. Pending the appeal, the orders remain revoked.


     Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus TIMET's business, financial condition, results of operations and cash flows. However, TIMET has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to produce titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

     Research and development. TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. TIMET conducts the majority of its research and development activities at its Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at a TIMET facility in England.

     Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. TIMET believes that the trademarks TIMET and TIMETAL, which are protected by registration in the U.S. and other countries, are significant to its business.

     Employees. As of December 31, 1998, TIMET employed approximately 2,550 persons (1,650 in the U.S. and 900 in Europe), down approximately 16% from a total of 3,025 at the end of 1997. During 1999, TIMET expects to reduce employment by an additional 300 persons, the vast majority of which should occur during the first quarter. TIMET's production and maintenance workers at its Nevada facility and its production, maintenance, clerical and technical workers in its Ohio facility are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Over 80% of the salaried and hourly employees at TIMET's European facilities are members of various European labor unions, generally under annual agreements, certain of which are still under negotiation for 1999.

     The USWA engaged in a nine month work stoppage at TIMET's Nevada facility during 1993 and 1994 and in a three month stoppage at the Ohio facility in 1994. While TIMET currently has long-term contracts with the USWA and considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

     Regulatory and environmental matters. TIMET's operations are governed by various federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the

Clean Water Act and the Resource Conservation and Recovery Act. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Nevada facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

     TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws are generally less stringent than U.S. laws and which have not had, and are not presently expected to have, a material adverse effect on TIMET. There can be no assurance that such foreign laws will not become more stringent.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties, but to date no material penalties have been incurred. TIMET incurred capital expenditures for health, safety and environmental protection and compliance of approximately $4 million in 1998, and its capital budget provides for approximately $6 million of such expenditures in 1999. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first wastes were received for disposal in February 1997. To date, Valhi has contributed $55 million to Waste Control Specialists' equity in return for its 69% membership interest, which cash capital contributions were used primarily to fund construction of the facility and fund Waste Control Specialists' operating losses. The other owner (an entity controlled by the Chief Executive Officer of Waste Control Specialists) contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

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

     In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the

Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in February 1998. Waste Control Specialists has also been issued a permit by the TNRCC to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed radioactive wastes. Waste Control Specialists is also seeking additional authorizations to accept wastes regulated under various other environmental laws and regulations, including seeking authorization for the disposal of low-level and mixed radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists has approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which each condominium cell is dedicated to an individual customer's waste materials. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained.

     The 1,338-acre facility site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage is considered highly remote.

     While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and dioxin wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Waste Control Specialists' policy is to conduct these operations in compliance with the current RCRA and TSCA permits. Treatment operations involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment uses a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment processes may involve technology which Waste Control Specialists may acquire, license or subcontract from third parties.

     Once treated and stabilized, wastes are either (i) placed in the landfill disposal site, (ii) stored onsite in drums or other specialized containers or
(iii) shipped to third-party facilities for further treatment or final disposition. Only wastes which meet certain specified regulatory requirements can be placed in the landfill for disposal, which landfill is fully-lined and includes a leachate collection system.

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

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA and TSCA-related wastes. Principal competitors are Waste Management, Inc., Safety-Kleen Corp., American Ecology Corporation, U.S. Pollution Control, Inc. and Envirosafe Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 1998, Waste Control Specialists employed approximately 100 persons.

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

     Federal, state and local authorities have, from time to time, proposed or adopted other types of laws and regulations with respect to the waste management industry, including laws and regulations restricting or banning the interstate or intrastate shipment of certain wastes, imposing higher taxes on out-of-state waste shipments compared to in-state shipments, reclassifying certain categories of hazardous wastes as non-hazardous and regulating disposal facilities as public utilities. Certain states have issued regulations which attempt to prevent waste generated within that particular state from being sent to disposal sites outside that state. The U.S. Congress has also, from time to time, considered legislation which would enable or facilitate such bans, restrictions, taxes and regulations. Due to the complex nature of the waste management industry regulation, implementation of existing or future laws and regulations by different levels of government could be inconsistent and difficult to foresee. Waste Control Specialists will attempt to monitor and anticipate regulatory, political and legal developments which affect the waste management industry, but there can be no assurance that Waste Control Specialists will be able to do so. Nor can Waste Control Specialists predict the extent to which legislation or regulations that may be enacted, or any failure of legislation or regulations to be enacted, may affect its operations in the future.

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

OTHER

     Tremont Corporation. Tremont is primarily a holding company which owns 20% of NL and 39% of TIMET. In addition, Tremont owns indirect ownership interests in Basic Management, Inc., which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and Victory Valley Land Company, L.P., which is actively engaged in efforts to develop for commercial, industrial and residential purposes certain land holdings surrounding the BMI Complex.

     Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, chemicals and titanium metals operations in the United Kingdom, chemicals and component products operations in Canada, and beginning in 1999, component products operations in The Netherlands. See Note 2 to the Consolidated Financial Statements. Approximately three-quarters of NL's 1998 TiO2 sales were to non-U.S. customers, including 10% to customers in areas other than Europe and Canada. Sales to customers in Asia accounted for 2% of NL's 1998 TiO2 sales. Substantially all of CompX's non-U.S. sales are to customers located in Canada. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its future sales denominated in various currencies, and the Company has in the past used currency forward contracts to fix the dollar equivalent of specific commitments. In this regard, and solely in connection with CompX's January 1999 acquisition of a precision ball bearing slide competitor, CompX entered into a short-term currency forward contract to purchased NLG 75 million for $40.1 million on December 30, 1998, which contract was executed on January 19, 1999. See Note 3 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 18 to the Consolidated Financial Statements under the captions "Legal proceedings - lead pigment litigation and - Environmental matters and litigation" is incorporated herein by reference.

     Discontinued operations. See Note 19 to the Consolidated Financial Statements.

     Acquisition and restructuring activities. The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and unconsolidated affiliates, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policies, consider the sale of interests in subsidiaries, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time, the Company and related entities also evaluate the restructuring of ownership interests among its subsidiaries and related companies and expects to continue this activity in the future.

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

     NL lead pigment litigation. NL was formerly involved in the manufacture of lead pigments for use in paint and lead-based paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments. NL is vigorously defending such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plantiffs to prove that the defendant's product resulted in the alleged damage. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. The actions, which were pending in the Civil District Court for the Parish of Orleans, State of Louisiana, were dismissed by the district court in 1990. Subsequently, HANO agreed to consolidate all the cases and appealed. In March 1992, the Louisiana Court of Appeals, Fourth Circuit, dismissed HANO's appeal as untimely with respect to three of these cases. With respect to the other cases included in the appeal, the court of appeals reversed the lower court decision dismissing the cases. These cases were remanded to the District Court for further proceedings. In November 1994, the District Court granted defendants' motion for summary judgment in one of the remaining cases and in June 1995 the District Court granted defendants' motion for summary judgment in several of the remaining cases. After such grant, only two cases remained pending and have been inactive since 1992 (Hall v. HANO, et al., No. 89-3552, and Allen v. HANO, et al., No. 89-427, Civil District Court for the Parish of Orleans, State of Louisiana).

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. NL has answered the remaining portions of the complaint denying all allegations of wrongdoing. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, the plaintiffs appealed, and in June 1996 the Appellate Division reversed the trial court's dismissal of the restitution and indemnification claims, reinstating those claims. Defendants' motion for summary judgment on the fraud claim was denied in August 1995, and in February 1996 the court denied the defendants' motion for summary judgment on the basis that the fraud claim was time-barred. In July 1997, the denial of defendants' two summary judgment motions was affirmed by the Appellate Division of the Supreme Court. Discovery is proceeding. In December 1998, plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability and concert of action. In February 1999, claims by New York City and the New York City Health and Hospital Corporation plaintiffs were dismissed with prejudice and they are no longer parties to the case. Also in February 1999, the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. Briefing on the December 1998 motion and limited discovery are proceeding.

     In August 1992, NL was served with an amended complaint in Jackson, et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint identifies 18 other defendants who allegedly manufactured lead products or lead-based paint, and asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. In October 1992, NL and the other defendants moved to dismiss the complaint with prejudice. In July 1993, the court dismissed the complaint. In December 1994, the Ohio Court of Appeals reversed the trial court dismissal and remanded the case to the trial court. In July 1996, the trial court granted defendants' motion to dismiss the property damage and enterprise liability claims, but denied the remainder of the motion. Discovery and briefing is proceeding with respect to class certification.

     In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al. (No. 12596-93), Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment.
The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In January 1994, NL answered the complaint, denying liability. In June 1998, defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999, the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim.
Discovery is proceeding.

     In January 1996, NL was served with a complaint on behalf of individual intervenors in German, et al. v. Federal Home Loan Mortgage Corp., et. al. (U.S. District Court, Southern District of New York, Civil Action No. 93 Civ. 6941
(RWS)). This alleged class action lawsuit had originally been brought against the City of New York and other landlord defendants. The intervenors' complaint alleges claims against NL and other former manufacturers of lead pigment for medical monitoring, property abatement and other injunctive relief, based on various causes of action, including negligent product design, negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of express and implied warranties, and nuisance. The intervenors purport to represent a class of children and pregnant women who reside in New York City. In May 1996, NL and the other defendants filed motions to dismiss the intervenors complaint. In May 1997, plaintiffs moved for class certification and defendants moved for summary judgment. In June 1997, the court stayed all further activity in the case pending reconsideration of its 1995 decision permitting filing of the complaint against the manufacturer defendants and joinder of the new complaint with the pre-existing complaint against New York City and other landlords. In November 1998, the court dismissed without prejudice all claims against NL and the other pigment manufacturer defendants, finding that such claims were improperly joined.

     In April 1997, NL was served with a complaint in Parker v. NL Industries, Inc., et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims on negligence, strict liability and fraud for plaintiff's alleged ingestion of lead paint as a child. In June 1997, NL answered the complaint, denying liability. In February 1998, the Court dismissed the fraud claim, and in July 1998 the Court granted NL's motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against NL, a trade association, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs.
In March 1999, defendants filed motions to dismiss the nuisance and consumer protection act claims.

     NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125
(HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs, filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court made its decision applying New Jersey law; the Court of Appeals concluded that New York law, and not New Jersey law, applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which NL was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. In June 1997, NL reached a settlement in principle regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods and ruling regarding choice of law issues, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. The court has also not made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than ruling to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

     Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable.

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1998, NL had accrued $126 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, remedial investigations, monitoring, studies, clean-up, removal and remediation. In 1997, NL's accrual was increased to include legal fees and other costs of managing and monitoring certain environmental remediation sites as required by the adoption of the AICPA's Statement of Position 96-1. See Note 1 to the Consolidated Financial Statements. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not comply with the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its decision selecting cleanup remedies for the Granite City site. NL is presently challenging certain portions of the U.S. EPA's selection of the remedy. In September 1997, the U.S. EPA informed NL that the past and future cleanup costs were estimated to total approximately $63.5 million. There is currently no allocation among the PRPs for these costs. NL has been informed that the U.S. EPA has reached an agreement in principle with certain other PRPs settling their liabilities with respect to the site for approximately 50% of the site costs. NL is negotiating with the U.S. EPA to settle its liability.

     At the Pedricktown, New Jersey lead smelter formerly owned by NL, the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The

U.S. EPA estimates the cost to complete operable unit one is $18.7 million. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial phase of operable unit one. In June 1998, NL entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, NL reached an agreement in principle with certain PRPs with respect to NL's liability at this site to settle the matter within previously-accrued amounts. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

     Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. Subsequent to the completion of the predesign studies, the U.S. EPA issued notices of potential liability to approximately 20 PRPs, including NL, directing them to perform the remedy, which was initially estimated to cost approximately $17 million, exclusive of administrative and overhead costs and any additional costs, for the disposition of recycled materials from the site. In January 1992, the U.S. EPA issued unilateral administrative orders to NL and six other PRPs directing the performance of the remedy. NL and the other PRPs commenced performance of the remedy. In August 1994, the U.S. EPA authorized NL and other PRPs to cease performing most aspects of the selected remedy. In May 1997, the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $10.5 million and $12 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998, NL and the other defendants reached an agreement settling the litigation by NL agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts.

     NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two sites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former NL subsidiary mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997, the U.S. EPA issued the record of decision for the Baxter
Springs and Treece subsites.   The U.S. EPA has estimated the selected remedy
will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). NL is negotiating with the U.S. EPA to resolve its liability at the Baxter Springs subsite. In addition, in March 1998 the U.S. EPA notified NL that it may be a PRP in three additional subsites in Cherokee County.

     In January 1989, the State of Illinois brought an action against NL and several other subsequent owners and operators of a former NL facility in Chicago, Illinois (People of the State of Illinois v. NL Industries, et al., No. 88-CH-11618, Circuit Court, Cook County). The complaint seeks recovery of $2.3 million of cleanup costs expended by the Illinois Environmental Protection Agency, plus penalties and treble damages. In August 1997, the trial court dismissed the case. In June 1998, the Illinois appellate court affirmed the ruling of the trial court dismissing the case, the State petitioned the Illinois Supreme Court to review the case, and in October 1998 the Supreme Court declined the State's petition. The U.S. EPA has issued an order to NL to perform a removal action at the site, and NL is complying with the order.


     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. NL answered the complaint, denying liability. In December 1994, the jury returned a verdict in favor of NL. Plaintiffs appealed, and in September 1996 the Superior Court of Pennsylvania affirmed the judgment in favor of NL. In December 1996, plaintiffs filed a petition for allowance of appeal to the Pennsylvania Supreme Court, which petition was declined. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc., Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     At a municipal and industrial waste disposal site in Batavia, New York, NL and approximately 50 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs were approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $12.3 million. In September 1995, the U.S. EPA and certain PRPs (including NL), entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply), with the exception of annual operation and maintenance. The U.S. EPA also has claimed it has incurred approximately $2.4 million in past costs from the PRPs, including NL. NL and the other PRPs have submitted to a nonbinding allocation process, as a result of which NL was assigned a 30% share of future site liability.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     In addition to amounts accrued by NL for environmental matters, at December 31, 1998, the Company also had approximately $4 million accrued for the estimated cost to complete environmental cleanup matters at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $40 million, of which the Company's share is currently estimated to be approximately $2 million. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such non-NL former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

     In 1993, Tremont entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required Tremont to undertake a remediation/reclamation program which was substantially completed at a total cost of approximately $2 million. Another of the sites is currently being evaluated by the U.S. EPA. Based upon its evaluation, the U.S. EPA could require the owners to take investigatory or remedial action at this site; however, Tremont believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of apparently solvent PRPs that would ultimately share in such costs. As of December 31, 1998, Tremont had accrued approximately $6 million related to these matters.

     TIMET and certain other companies adjacent to TIMET's, Nevada plant, including Kerr-McGee Chemical Corporation, Chemstar Lime Company and Pioneer Chlor Alkali, Inc. operate facilities in the BMI Complex owned by Basic Management, Inc. In 1993, TIMET and each of such companies, along with certain other companies who previously operated facilities in the common areas of the BMI Complex (collectively the "BMI Companies") completed a Phase I environmental assessment of the common areas of the BMI Complex and each of the individual company sites pursuant to consent agreements with the Nevada Division of Environmental Protection ("NDEP"). In July 1996, TIMET signed a consent agreement with the NDEP regarding implementation of the Phase II assessment of the TIMET property within the BMI Complex. In July 1998, the NEDP approved TIMET's Phase II assessment report with certain conditions that require additional investigation. TIMET submitted its supplemental work plan in October 1998, which the NDEP approved in December 1998. Field work to assess the sites is continuing. Based upon the work to date, TIMET believes its likely share of remediation costs would range between $2 million and $3 million.

     TIMET has conducted an additional study and assessment work as required by the California Regional Water Quality Control Board-Los Angeles Region related to soil and possible groundwater contamination at a facility in Pomona, California formerly owned by TIMET. The site is near an area that has been designated as a U.S. EPA "Superfund" site. In December 1998, TIMET received a letter from the Water Quality Board stating that, after review of the information provided pertaining to environmental site assessment, the case was eligible for a "no further work requirement letter."

     In April 1998, the U. S. EPA filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Nevada facility during the early to mid-1990s. The action seeks civil penalties in an unspecified total amount at the statutory rate of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997). In December 1998, TIMET and the U.S. EPA agreed in principle to settle the matter for $.3 million payable in installments, plus TIMET's agreement to carry out a supplemental environment project at an estimated cost of $.2 million.


     At December 31, 1998, TIMET had accrued an aggregate of approximately $2.3 million for these environmental matters discussed above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 26, 1999, there were approximately 4,300 holders of record of Valhi common stock. The following table sets forth the high and low closing sales prices for Valhi common stock for the periods indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 26, 1999 the closing price of Valhi common stock according to the NYSE Composite Tape was $11.50.

                                                          DIVIDENDS
                                      HIGH       LOW         PAID

Year ended December 31, 1997

  First Quarter                     $ 8 1/4   $ 6 3/8       $.05
  Second Quarter                      8 3/4     8 1/8        .05
  Third Quarter                       9 1/8     8 3/16       .05
  Fourth Quarter                     11 1/16    9 1/16       .05

Year ended December 31, 1998

  First Quarter                    $ 10 3/16  $ 9 3/8       $.05
  Second Quarter                     10 1/2     9 1/16       .05
  Third Quarter                      14 1/16   11 1/8        .05
  Fourth Quarter                     13 3/8    11            .05



     Valhi's regular quarterly dividend is currently $.05 per share. Declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. Certain covenants contained in Valhi's revolving bank credit facility generally limit Valhi quarterly dividends to $.05 per share.








ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            YEARS ENDED DECEMBER 31,

                                1994     1995      1996       1997       1998

                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Net sales:
    Chemicals                 $  -     $1,023.9 $  986.1    $  984.4   $  907.3
    Component products            70.0     80.2     88.7       108.7      152.1


                              $   70.0 $1,104.1 $1,074.8    $1,093.1   $1,059.4



  Operating income:
    Chemicals                 $  -     $  178.5 $   92.0    $  106.7   $  154.6
    Component products            20.9     19.9     22.1        28.3       31.9


                              $   20.9 $  198.4 $  114.1    $  135.0   $  186.5




  Equity in Tremont
   Corporation                                                         $    7.4



  Equity in Waste Control
   Specialists                                              $  (12.7)  $  (15.5)

                                       $    (.5)$   (6.4)




  Equity in Amalgamated
   Sugar Company

                              $   13.9 $    8.9 $   10.0




  Equity in NL prior to
   consolidation

                              $  (25.1)




  Income (loss) from
   continuing operations      $   (3.0)$   54.9 $  -        $   27.1   $  225.8
  Discontinued operations         14.6     13.6      42.0        33.6       -
  Extraordinary item                -        -         -         (4.3)      -


      Net income              $   11.6 $   68.5 $   42.0    $   56.4   $  219.6


BASIC EARNINGS PER SHARE DATA
  Income (loss) from
   continuing operations      $   (.03)$    .48 $    -      $    .24   $   1.96

  Net income                  $    .10 $    .60 $     .37   $    .49   $   1.91

  Cash dividends              $    .08 $    .12 $     .20   $    .20   $    .20

  Weighted average common
   shares outstanding           114.3    114.4     114.6       115.0      115.0

BALANCE SHEET DATA (at
 year end):
  Total assets                $2,480.7 $2,572.2 $2,145.0    $2,178.1   $2,242.2
  Long-term debt              1,086.7  1,084.3     844.5     1,008.1      630.6
  Stockholders' equity          198.4    274.3     303.9       384.9      578.5

[FN]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     The Company reported income from continuing operations of $225.8 million, or $1.96 per basic share, in 1998 compared to income of $27.1 million, or $.24 per basic share, in 1997.

     The 1998 results include (i) a $330 million pre-tax gain ($152 million net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit, (ii) a $68 million pre-tax gain ($44 million net of income taxes) related to the Company's reduction in interest in CompX and (iii) an aggregate charge of $32 million ($21 million net of income taxes) related to the cash payments made by Valhi as part of the settlement of two shareholder derivative lawsuits in which Valhi was a defendant. In addition, the provision for income taxes in 1998 includes an $8 million tax benefit ($5 million, net of minority interest) resulting from a refund of prior-year German dividend withholding taxes received by NL. Due primarily to the aggregate net favorable impact of these non-recurring transactions, the Company currently expects its income from continuing operations in 1999 will be lower than that of 1998.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in
Item 1 - "Business," Item 3 - "Legal Proceedings" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," as well as this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties including, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed herein in this Annual Report, including, without limitation, the sections referenced above. Should one or more of these risks materialize (or the consequences of such a development worsen), or should be underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

CHEMICALS

     Selling prices for TiO2, NL's principal product, were generally increasing during most of 1997 and most of 1998. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations were conducted through Rheox. As discussed above, in January 1998 NL completed the disposition of its specialty chemicals business unit.


                               YEARS ENDED DECEMBER 31,         % CHANGE

                                1996     1997     1998   1996-1997  1997-1998

                                     (IN MILLIONS)

Net sales:
  Kronos                       $851.2   $837.2   $894.6     - 2%      +7%
  Rheox                         134.9    147.2     12.7


                               $986.1   $984.4   $907.3     - 0%      -8%



Operating income (*):
  Kronos                       $ 51.9   $ 63.7   $151.9     +23%    +138%
  Rheox                          40.1     43.0      2.7


                               $ 92.0   $106.7   $154.6     +16%     +45%



Kronos operating income margi     6%        8%      17%

TiO2 data:
  Sales volume (thousands of
   metric tons)                 388        427      408     +10%      -4%
  Average price index
   (1983=100)                   138        132      153     - 4%     +16%

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


     Kronos' TiO2 sales and operating income increased in 1998 compared to 1997 due primarily to higher average TiO2 selling prices, partially offset by lower sales volumes. Kronos' average TiO2 selling prices in 1998 were 16% higher than 1997. TiO2 selling prices at the end of 1998 were 10% higher than the end of 1997. Kronos' average TiO2 selling prices in the fourth quarter of 1998 were 11% higher than the fourth quarter of 1997 and even with the third quarter of 1998. Kronos' TiO2 sales volumes of 408,000 metric tons in 1998 were 4% below the previous-record level of 1997 primarily reflecting lower volumes in Asia and Latin America. Kronos' operating income in 1997 includes income of $12.9 million related to refunds of German franchise taxes related to prior years, including interest. Approximately one-half of Kronos' 1998 TiO2 sales, by volume, were attributable to markets in Europe, with 37% attributable to North America and the balance to export markets (including 2% to Asian markets). Kronos' Ti02 production facilities were operating at near full capacity in 1998, and Kronos' 1998 production volume was a record 434,000 metric tons.

     Kronos' operating income increased in 1997 compared to 1996 due primarily to the net effects of record TiO2 sales and production volumes, income resulting from refunds of German franchise taxes discussed above and lower average TiO2 selling prices. While Kronos' average TiO2 selling prices, in billing currency terms, were 4% lower in 1997 compared to 1996, selling prices were generally increasing throughout the year, and selling prices at the end of 1997 were approximately 12% higher than at the end of 1996 and 7% higher than the average for 1997. Kronos achieved record TiO2 sales volumes in 1997, reflecting continued strong demand, particularly in Europe, and Kronos' 1997 sales volumes increased 10% to a record 427,000 metric tons compared with the previous record TiO2 sales volume set in 1996. Kronos' operating income in 1997 also includes a $2.7 million gain from the disposal of certain surplus assets.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 153 in 1998 was 16% higher than the 1997 index of 132 (1997 was 4% lower than the 1996 index of 138). In comparison, the 1998 index was 13% below the 1990 price index of 175 and 20% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

     Industry-wide Ti02 capacity exceeded demand in the first half of 1996, Kronos believes, due to customer destocking inventories. Kronos reduced its production rates to manage its inventory levels, and its average production capacity utilization was approximately 95% in 1996. Demand for Ti02 improved in the second half of 1996, and was strong throughout 1997 and the first half of 1998 before moderating in the second half of 1998. NL expects industry demand in 1999 will be relatively unchanged from 1998, but the extent to which it remains unchanged is dependent upon, among other things, global economic conditions. Kronos produced near full capacity in 1997 and 1998, but Kronos is curtailing production in 1999 to a level not to exceed its expected 1999 sales volume. NL's outlook for average TiO2 selling prices in 1999 is uncertain. Notwithstanding the uncertain outlook for TiO2 prices in 1999, Kronos expects its TiO2 operating income and margins in 1999 will be lower than 1998 due to cost inefficiencies related to NL's lower production levels.

     Rheox's sales and operating income increased in 1997 compared to 1996 due to higher sales and production volumes. Rheox's 1996 operating results include a $2.7 million gain related to the reduction of certain U.S. employee pension benefits.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (64% in 1998), primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1998 sales by $24 million compared to 1997, and decreased 1997 sales by $58 million compared to 1996. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons has not been significant during the past three years.

COMPONENT PRODUCTS

                            YEARS ENDED DECEMBER 31,         % CHANGE

                            1996      1997      1998    1996-97    1997-98

                                 (IN MILLIONS)
Net sales                  $88.7     $108.7    $152.1     +22%      +40%
Operating income            22.1       28.3      31.9     +28%      +13%

Operating income margin      25%        26%       21%


     Component products sales and operating income increased in both 1998 and 1997 compared with the respective prior year due primarily to higher volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and locking systems). Combined net sales of precision ball bearing slides and ergonomic computer support systems in 1998 increased $11.6 million, or 14%, compared to 1997, and locking systems net sales increased $31.8 million, or 113%. The higher sales volumes of locking systems resulted primarily from the March and November 1998 acquisitions of two lock competitors. Component products operating income in 1998 includes a $3.3 million non-cash charge related to the award of certain shares of CompX's common stock in connection with the completion of its initial public offering in March 1998. Excluding such charge, operating income increased in 1998 due primarily to the higher sales volumes and slightly lower raw material costs, primarily steel, offset in part by lower margins attributable to sales from the two business units acquired in 1998 resulting principally from goodwill amortization. On a pro forma basis, assuming the March 1998 acquisition had occurred on January 1, 1997, CompX's net sales in 1998 would have been $156.7 million, and its operating income would have been $32.4 million ($35.7 million excluding the stock award charge). The pro forma effect of the November 1998 acquisition is not material.

     Also contributing to higher locking system sales in 1997 compared to 1996 were slightly higher average selling prices due to certain price increases instituted at the beginning of 1997. In 1997, combined sales of precision ball bearing slides and computer support systems increased 25% and locking system sales increased 15%. Operating income margins improved in 1997 compared to 1996 due in part to the elimination of certain unprofitable or low-margin product lines acquired in 1995 (which product lines negatively impacted operating income margins in 1996) and increased sales of higher margin ergonomic computer support systems and precision ball bearing slides. These improvements were partially offset by higher raw material prices, primarily steel.

    About two-thirds of component products net sales in 1998 were generated by its Canadian operations. About 60% of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate affect operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar increased component products operating income in 1998 (excluding the effect of the stock award charge) by 3% compared to 1997, and reduced net sales by approximately 1%. Such exchange rate fluctuations did not have a significant impact on component products operating income in 1997 compared to 1996.

     Recently, some of CompX's customers, principally in the office furniture industry, have publicly announced softening market demand and a slowdown in order volumes for their products beginning in late 1998 and continuing into 1999. While CompX has experienced some softening of demand, primarily in its precision ball bearing slide product line and, to a lesser degree, in its ergonomics product line, such softening of demand has been offset in part by increased demand for its security products. Overall, and primarily as a result of the January 1999 acquisition of Thomas Regout, CompX expects its sales and operating income in 1999 will be higher compared to 1998.

EQUITY AFFILIATES

     Tremont Corporation. In June 1998, the Company acquired 2.9 million shares of Tremont Corporation common stock held by Contran and certain of Contran's subsidiaries. See Note 3 to the Consolidated Financial Statements. Such shares, along with an additional 141,000 Tremont common shares purchased by Valhi through open market transactions during 1998, represent approximately 48% of Tremont's outstanding common stock at December 31, 1998. Valhi accounts for its interest in Tremont by the equity method, and commenced reporting equity in Tremont's earnings beginning in the third quarter of 1998. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's 48% ownership percentage to Tremont's separately-reported earnings because of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. At the Company's current 48% ownership interest in Tremont, such non-cash amortization reduces earnings attributable to Tremont as reported by the Company by approximately $3 million per year.

     Tremont accounts for its interests in both NL and TIMET by the equity method. For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million on pre-tax earnings of $12.8 million. Tremont's effective income tax rate varies from the 35% U.S. federal statutory income tax rate primarily because of a deferred income tax benefit recognized by Tremont in the fourth quarter of 1998 upon the complete reversal of its deferred income tax asset valuation allowance with respect to its investment in NL, which deferred tax asset Tremont now believes meets the "more-likely-than-not" recognition criteria. Tremont expects its tax provision in 1999 will approximate the 35% U.S. federal statutory tax rate.

     NL's operating results are discussed above. For the six months ended December 31, 1998, TIMET reported net sales, operating income and income before extraordinary items of $329.8 million, $27.1 million and $13.6 million, respectively, compared to $385.2 million, $73.6 million and $47.0 million, respectively, for the same period in 1997. For the fourth quarter of 1998, TIMET's mill product shipment volumes of 3,400 metric tons were lower than both the fourth quarter of 1997 volumes of 4,500 metric tons and the third quarter of 1998 volumes of 3,500 tons. The lower level of shipments reflects reduced demand for both TIMET's aerospace and industrial products. TIMET believes the reduction in demand for aerospace products is attributable in large part to inventory reductions by its major customers and a decline in the number of commercial aircraft forecasted to be produced. The major reason for the reduction in demand for industrial products is the deterioration in Asian economies, including the strength of the U.S. dollar versus the Japanese yen. General and administrative expenses were $6.7 million higher in the last half of 1998 compared to the last half of 1997 due primarily to costs incurred in implementing TIMET's new enterprise-wide SAP information system as well as costs incurred to address the Year 2000 Issue discussed below. TIMET also recorded an $18 million pre-tax restructuring charge in the fourth quarter of 1998 related to TIMET's decision to close certain facilities and other cost reduction efforts in response to deteriorating market conditions. Such charge includes a $5.7 million non-cash defined benefit pension plan curtailment charge resulting from United Kingdom workforce reductions.

     TIMET estimates that worldwide industry shipments of titanium mill products peaked in 1997 at approximately 60,000 metric tons and decreased 10% in 1998 to approximately 54,000 metric tons. TIMET also estimates industry mill product shipments will further decline in 1999 to approximately 46,000 metric tons. TIMET expects that its production levels, capacity utilization, sales volumes, sales prices, gross profit margins and operating income margins (excluding special charges) will all be lower in 1999 than they were in 1998. Assuming demand remains at currently expected levels and does not decrease or increase significantly in 1999, TIMET currently expects to report net losses in at least the first two quarters of 1999, with a return to modest profitability in the third or fourth quarter of 1999. In both the aerospace and industrial sectors, reduced demand and lower prices (including prices under the long-term contracts with major aerospace customers) will cause lower sales and gross profit margins. In addition, expenses related to implementing and maintaining TIMET's SAP information system and to addressing Year 2000 Issues are expected to remain high in 1999.

     In response to the current market conditions, TIMET began to implement certain operational changes in late 1998 to address the weakened demand. Among other things, TIMET has permanently or temporarily closed certain manufacturing facilities, reduced headcount in the U.S. and Europe, renegotiated certain supply contracts with key vendors to reduce volumes and, to some extent, prices, reduced planned capital expenditures for the next two years and merged all of its North American manufacturing operations into one business unit to reduce costs. TIMET also has certain long-term supply agreements with Boeing, Wyman-Gordan, Rolls-Royce and United Technologies, TIMET's major aerospace customers, which are designed to limit price volatility (both up and down) for the long-term benefit of both parties, while providing TIMET with a solid base of aerospace sales volumes.

     Valhi periodically evaluates the net carrying value of its long-term assets, including its investment in Tremont, to determine if there has been any decline in value below their carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a
realized loss.      At December 31, 1998, the NYSE price of $33.25 per Tremont share indicated an aggregate NYSE market value of Valhi's investment in Tremont common stock of approximately $103 million, or $76 million less than Valhi's $179 million net carrying value of its investment in Tremont at that date. The NYSE market price was $24.81 per Tremont share as of February 26, 1998. The Company believes NYSE stock prices (particularly in the case of companies such as Tremont that have a major shareholder and are not widely followed or traded) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the NYSE market prices of Tremont's holdings of NL and TIMET, the relatively short time period during which Tremont's NYSE price has been less than the Company's per share net investment in Tremont, Tremont's (and hence NL's and TIMET's) operating results, financial position, estimated asset values and prospects, the Company concluded that there had been no other than temporary decline in value of the Company's investment in Tremont below its net carrying value at December 31, 1998.

     As discussed above, Tremont's major assets are its investments in NL (TiO2) and TIMET (titanium metals). It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged recessionary environment, or suffer other unforeseen adverse events, that the value of Valhi's investment in Tremont could decline to a level which would result in a write-down of the Company's investment in Tremont. Valhi will continue to monitor and evaluate the value of its investment in Tremont based on, among other things, the results of operations, financial condition, liquidity and business outlook for Tremont, TIMET and NL. In the event Valhi determines that any decline in value of its investment in Tremont below its net carrying values has occurred which is other than temporary, Valhi would report an appropriate write-down at that time.

     Waste Control Specialists. Waste Control Specialists LLC, formed in November 1995, was constructing its West Texas facility during 1995 and 1996. Waste Control Specialists reported losses of $6.4 million in 1996, $12.7 million in 1997 and $15.5 million in 1998. Waste Control Specialists commenced operations in February 1997, and net sales in 1997 and 1998 were $3.4 million and $11.9 million, respectively. Waste Control Specialists' losses were higher in each of 1997 and 1998 compared to the respective prior year due principally to start-up expenses associated with its new facility for the treatment, storage and disposal of hazardous and toxic wastes, as well as larger expenditures in conjunction with its on-going pursuit of permits for the treatment, storage and disposal of low-level and mixed radioactive wastes.

     Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment in Waste Control Specialists after which earnings are generally split in accordance with the membership interest ratios. The liabilities assumed by Waste Control Specialists exceeded the carrying value of the assets contributed by the other owner by approximately $3 million. Accordingly, all of Waste Control Specialists' income or loss will accrue to Valhi until Waste Control Specialists reports positive equity attributable to the other owner.
GENERAL CORPORATE AND OTHER ITEMS

     Gains on disposal of business unit and reduction in interest in CompX.  See
Note 3 to the Consolidated Financial Statements. The pre-tax gain on disposal of NL's specialty chemicals business unit differs from the amount separately-reported by NL due to the write-off of a portion of the Company's purchase accounting adjustments related to the net assets sold, including an allocated portion of goodwill associated with the Company's investment in NL.

     General corporate. General corporate interest and dividend income decreased in 1998 compared to 1997, and increased in 1997 compared to 1996, due primarily to the dividend distributions received from The Amalgamated Sugar Company LLC, which dividend distributions commenced in 1997. Dividend distributions from the LLC are dependent in part upon the LLC's results of operations, and the Company received $18.4 million of dividend distributions from the LLC in 1998 compared to $25.4 million in 1997. Based on the LLC's current projections, the Company currently expects to receive increased levels of dividend distributions from the LLC in 1999 compared to 1998. Also contributing to a higher level of general corporate interest and dividend income in 1997 compared to 1996 was a relatively higher level of funds available for investment, including interest income earned on debt financing Valhi provided to Snake River Sugar Company and funds generated from the disposal of discontinued operations. See Notes 19 and 20 to the Consolidated Financial Statements. Despite the higher level of LLC distributions expected to be received in 1999 compared to 1998, aggregate general corporate interest and dividend income is expected to be lower in 1999 compared to 1998 due primarily to a lower level of funds available for investment.

     Securities transactions in each of the past three years relate principally to the disposition of a portion of the shares of Halliburton Company common stock (and its predecessor Dresser Industries, Inc.) held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 5 and 10 to the Consolidated Financial Statements. Any additional exchanges in 1999 or thereafter would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 1999, the Company currently expects securities transactions in 1999 will be nominal in 1998.

     Net general corporate expenses in 1998 include an aggregate $32 million pre-tax charge related to the settlements of two shareholder derivative lawsuits in which Valhi was the defendant, and in 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements. Net general corporate expenses in 1998 also include $3 million of nonrecurring costs related to the termination of NL's agreement to acquire certain TiO2 operations and production facilities owned by a competitor. Such charges are included in selling, general and administrative expenses. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period, including $3.7 million recognized in 1998. See
Note 12 to the Consolidated Financial Statements. Net general corporate expenses in 1997 also include $1.5 million of expenses related to the Amalgamated Sugar Company LLC/Snake River Sugar Company transactions. Net general corporate expenses in 1996 include a $2.8 million litigation settlement gain and a $2.3 million gain on disposition of a surplus grain facility.
Because the 1998 litigation settlement charge constitutes over one-half of the Company's aggregate net general corporate expenses in 1998, the Company currently expects net general corporate expenses in 1999 will be significantly lower than in 1998.

     Interest expense. Interest expense decreased in 1998 compared to 1997 due primarily to a lower average level of outstanding indebtedness (primarily Valhi's LYONs, Valcor Senior Notes and indebtedness related to NL's specialty chemicals business unit which was prepaid in January 1998). Interest expense increased in 1997 compared to 1996 due primarily to Valhi's $250 million in loans from Snake River Sugar Company. See Note 20 to the Consolidated Financial Statements. Interest expense is expected to be lower in 1999 compared to 1998 due principally to a lower level of indebtedness resulting primarily from NL's October 1998 redemption of its Senior Secured Discount Notes and scheduled repayments of its DM term loan in 1999.

     At December 31, 1998, approximately $582 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 10.4% (1997 - $761 million with a weighted average fixed interest rate of 11%; 1996 - $650 million at 11.1.%). The weighted average interest rate on $150 million of outstanding variable rate borrowings at December 31, 1998 was 5.6% compared to an average interest rate on outstanding variable rate borrowings of 6.8% at December 31, 1997 and 5.3% at December 31, 1996. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 1997 to December 31, 1998 due primarily to the 1998 payoff of certain NL indebtedness (Rheox bank credit facility and joint venture term loan). Such indebtedness carried a higher interest rate than NL's DM-denominated borrowings, which comprised most of the remaining variable rate borrowings at December 31, 1997 and comprise substantially all of the outstanding variable rate borrowings at December 31, 1998. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1996 to December 31, 1997 due primarily to NL's January 1997 refinancing of certain indebtedness, in which NL refinanced Rheox's term loan and used the net cash proceeds, along with other available funds, to prepay a portion of Kronos' DM credit facility. The overall interest rate on the Rheox term loan was higher than the overall interest rate on the DM credit facility, and the DM LIBOR interest rate margin on outstanding borrowings under the DM credit facility was increased in January 1997.

     NL has significant DM-denominated variable interest rate borrowings and, accordingly, NL's interest expense is also subject to currency fluctuations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs. As a result, current cash interest expense payments are lower than accrual basis interest expense.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. As discussed in Note 20 to the Consolidated Financial Statements, The Amalgamated Sugar Company's results of operations in 1996 are presented on the equity method. Prior to 1997, Amalgamated was a member of the consolidated U.S. tax group of which Valhi and Contran are members, and consequently the Company did not provide any incremental income taxes related to such earnings. Certain subsidiaries, including NL and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group and the Company does provide incremental income taxes on such earnings. Both of these factors impact the Company's overall effective tax rate.

     The provision for income taxes in 1998 includes (i) an $8 million tax benefit resulting from a refund of prior-year German dividend withholding taxes received by NL and (ii) a $57 million benefit resulting from NL's net reduction of its deferred income tax valuation allowance primarily as a result of utilization of certain deductible tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. In 1996 and 1997, the geographic mix of pre-tax income included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. All of these factors also impacted the Company's overall effective tax rate.
     Minority interest, discontinued operations, extraordinary item and equity in earnings of Amalgamated. See Notes 11, 19, 1 and 20, respectively, to the Consolidated Financial Statements.

YEAR 2000 ISSUE

     General. As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

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

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for Year 2000 compliance. NL has completed a preliminary inventory of its non-IT systems and is in the process of validating the inventory and correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and NL anticipates that remediation and testing of all remaining systems will be complete by September 30, 1999. Once systems undergo remediation, they are tested for Year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Year 2000 compliant is expected to be approximately $2 million, of which about one-half has been spent through December 31, 1998.

     NL has identified approximately 2,000 computing systems and is in the process of assessing them for Year 2000 compliance. At December 31, 1998, approximately 85% of the systems have been assessed and approximately 70% of the assessed systems are Year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

     As part of its Year 2000 compliance plan, NL has requested confirmations from its major domestic and foreign software and hardware vendors and primary suppliers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by NL to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by NL have already delivered Year 2000 compliant software. NL plans to request confirmations from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant. Notwithstanding these efforts, NL's ability to affect the preparedness of such vendors, suppliers and customers is limited.

     NL is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. NL's plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that NL directly or indirectly relies upon. Should NL's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 Issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include manufacturing equipment malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonable likely worst-case scenario of failure by NL or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver product to customers.

    CompX. CompX has recently installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000 Issue. CompX does not currently anticipate spending significant additional funds to address software compatibility with the Year 2000 Issue with respect to its own internal systems.

     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors and primary suppliers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that they generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. CompX plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant. Notwithstanding these efforts, CompX's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

     CompX is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the second quarter of 1999.

     Although CompX expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. CompX also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that might result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, CompX cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that CompX directly or indirectly relies upon. Should CompX's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 Issues, the consequences to CompX could be far-reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Although not anticipated, the most reasonable likely worst-case scenario of failure by CompX or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of CompX's facilities and a short-term inability on the part of CompX to process orders and billings in a timely manner, and to deliver product to customers.

     Thomas Regout's Year 2000 preparedness is substantially similar to CompX's other operations.
     TIMET. Most of TIMET's information systems have been replaced in connection with the implementation of its business-enterprise SAP system. The initial implementation of SAP has been substantially completed following the rollout of the SAP system to the United Kingdom in February 1999. The cost of the new system, including related equipment and networks, aggregated approximately $50 million during 1997 and 1998 ($41 million capital; $9 million expense) with an additional $4 million to $5 million expected to be incurred in 1999.

     TIMET, with the help of outside specialists and consultants (i) has substantially completed an initial assessment of potential Year 2000 Issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new SAP system, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop a contingency plan in the event internal or external Year 2000 Issues are not resolved by TIMET's June 30, 1999 target date for completion. TIMET's Year 2000 readiness varies by location. Some of TIMET's locations have completed their internal Year 2000 readiness plans while other locations are in the midst of remediating and testing. At this time, most sites anticipate completing their Year 2000 readiness plans by the June 1999 target date. However, remediation of some items at TIMET's Nevada production facility, and possibly other sites, could be delayed beyond the June 1999 target date. TIMET expended approximately $2 million on these specific Year 2000 Issues in 1998, principally related to embedded system technology, and expects to incur approximately $5 million on such issues in 1999. TIMET's evaluation of potential Year 2000 exposures related to key suppliers and customers is also in process and will continue throughout 1999. Notwithstanding these efforts, TIMET's ability to affect the Year 2000 preparedness of such suppliers and customers is limited.

     Although TIMET believes its key information systems will be Year 2000 ready before the end of 1999, it cannot yet fully predict the outcome or success of the Year 2000 readiness programs related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers. TIMET also cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its consolidated financial condition, results of operations, cash flows or operations resulting from Year 2000 failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 readiness plan not be successful or be delayed beyond December 1999, or should one or more suppliers or customers fail to adequately address their Year 2000 Issues, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET of its key suppliers or customers to become Year 2000 ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

     Waste Control Specialists. Waste Control Specialists' recently-installed information system is Year 2000 compliant. The cost of such new information system was not material to Waste Control Specialists. Waste Control Specialists is in the process of evaluating any potential Year 2000 issues with respect to embedded chip technology associated with the equipment at its disposal facility; however, because such facility was constructed in the past few years, Waste Control Specialists does not expect such equipment to present any significant Year 2000 compliance issues. Waste Control Specialists is also in the process of contacting its major suppliers and customers to confirm they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Notwithstanding these efforts, Waste Control Specialists' ability to affect the Year 2000 preparedness of such suppliers and customers is limited. Waste Control Specialists expects to have its evaluation of embedded chip technology and Year 2000 compliance issues at significant suppliers and customers completed by early in the second quarter of 1999, and any required remedial actions completed prior to the end of 1999. Assuming Waste Control Specialists does not encounter a significant Year 2000 compliance issue with respect to the equipment at its disposal facility, Waste Control Specialists does not expect its costs associated with Year 2000 compliance will be material.

     Although Waste Control Specialists believes its information systems and equipment at its disposal facility will be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs at its significant suppliers and customers. As a result, Waste Control Specialists cannot predict the impact on its financial position, results of operations or cash flows resulting from noncompliant Year 2000 systems that Waste Control Specialists directly or indirectly relies upon. Should Waste Control Specialists' Year 2000 compliance program not be successful or delayed beyond January 2000, or should one or more suppliers or customers fail to adequately address their Year 2000 Issues, the consequences to Waste Control Specialists could be far-reaching and material, including an inability to operate the disposal facility, which could lead to an indeterminate amount of lost revenue. Other potential adverse consequences could include impeded communications or power supplies or slower transaction processing and financial reporting.

     Tremont. As a holding company, Tremont does not itself have numerous applications or systems. Tremont (i) has completed an initial assessment of potential Year 2000 Issues in its information systems, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans in the event internal or external Year 2000 Issues are not resolved by Tremont's June 20, 1999 target date for completion. The cost for Year 2000 readiness is not expected to be material to Tremont. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Year 2000 ready would be a short-term inability on the part of Tremont to process banking transactions.

     Valhi. As a holding company, Valhi does not have numerous applications or systems. Valhi believes its corporate information systems are Year 2000 compliant. However, for the reasons discussed above with respect to its subsidiaries and affiliates, Valhi cannot predict the impact on its consolidated financial position, results of operations or cash flows resulting from noncompliant Year 2000 systems that Valhi, it subsidiaries and affiliates directly or indirectly rely upon. The consequences to the Company could be far-reaching and material, including the loss of an indeterminate amount of revenue. Other potential negative consequences could include manufacturing equipment malfunctions, impeded communications or power supplies or slower transaction processing and financial reporting.

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

EUROPEAN MONETARY CONVERSION

     Beginning January 1, 1999, 11 of the 15 members of the EU, including Germany, Belgium, the Netherlands and France, established fixed conversion exchange rates between their existing sovereign currencies and the European currency unit ("euro"). Such members adopted the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their sovereign currencies to the euro at a later date. Certain European countries, such as Norway, are not members of the EU and their sovereign currencies will remain intact. Each national government retained authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, will now be established by a new European Central Bank. Following the introduction of the euro, the participating countries' national currencies are scheduled to remain legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such currencies will remain fixed.

     NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. The national currency in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective sovereign currencies to the euro over a two-year period beginning in 1999. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and manufacturing costs, and consequently favorably or unfavorably impact NL's reported results of operations. The pursuit by the participating EU members of a single monetary policy through the European Central Bank could favorably or unfavorably impact the countries' respective economic growth and, accordingly, the regional demand for NL's products.

     In 1998, NL assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. NL spent and charged to expense less than $1 million in evaluation and conversion costs associated with the introduction of the euro. NL has a significant amount of outstanding indebtedness denominated in the Deutsche Mark which, at NL's option, may be repaid in euros.
     Because of the inherent uncertainty of the ultimate effect of the euro conversion, NL cannot accurately predict the impact of the euro conversion on its results of operations, financial position or liquidity.

     CompX. The functional currency of CompX's recently-acquired Thomas Regout operations in The Netherlands and CompX's French lock operations will convert to the euro from their respective national currencies over a two-year period beginning in 1999. The euro conversion may impact CompX's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

     In 1998, CompX assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. Modifications of information systems to handle euro-denominated transactions have been implemented and were not extensive. Thomas Regout's information systems have also been modified to handle euro-denominated transactions. Because of the inherent uncertainty of the ultimate effect of the euro conversion, CompX cannot accurately predict the impact of the euro conversion on its results of operations, financial condition or liquidity.

     TIMET. TIMET also has operations and assets located in Europe, principally in the United Kingdom. The United Kingdom is not adopting the euro. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the major European currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. Costs associated with modification of certain of TIMET's systems to handle euro-denominated transactions have not been significant. TIMET does not expect the impact of the conversion to the euro will be material.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED CASH FLOWS

     Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. In addition, cash flows from operating activities in each of the past three years include the impact of the payment of cash income taxes related to the disposal of discontinued operations and the sale of NL's specialty chemicals business unit, even though the pre-tax proceeds from the disposal of such assets are reported
as a component of cash flows from investing activities.   Noncash interest
expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 1998, the estimated cost to complete capital projects in process approximated $14 million, all of which relates to NL's Ti02 facilities. NL's and CompX's aggregate capital expenditures for 1999 are expected to approximate $55 million ($38 million for NL and $17 million for CompX). Capital expenditures in 1999 are expected to be financed primarily from operations or existing cash resources and credit facilities. In addition, CompX spent $52 million in early 1999 to acquire all of the outstanding capital stock of a precision ball bearing slide competitor. See Note 3 to the Consolidated Financial Statements.
     During 1998, (i) Valhi purchased 3.1 million shares of Tremont Corporation for an aggregate cost of $173 million, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $14 million of additional shares of NL common stock, $6 million of additional shares of CompX common stock and $4 million of certain marketable securities, (iv) CompX purchased two lock competitors for $42 million and (v) Valhi loaned a net $6 million to Waste Control Specialists pursuant to its $10 million revolving facility. In addition, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business.

     During 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to Snake River Farms II, (ii) collected $112.1 million principal amount on such loans, (iii) received an $11.5 million pre-closing dividend from Amalgamated, (iv) contributed $13 million in capital contributions to Waste Control Specialists, (v) loaned a net $4 million to Waste Control Specialists and (vi) purchased $6 million of certain marketable securities and $14 million of additional shares of NL common stock. During 1996, Valhi purchased $15 million of NL common stock, Rheox acquired the minority interest of certain of its non-U.S. subsidiaries for $5 million and Valhi contributed $17 million to Waste Control Specialists.

     Financing activities. Net repayments of indebtedness in 1998 include the prepayment and termination of the Rheox bank credit facility and the joint venture term loan, NL's open-market purchases of approximately $65 million accreted value of its Senior Secured Discount Notes and approximately $6 million principal amount of its Senior Secured Notes pursuant to the tender offer discussed below and NL's October 1998 redemption of its remaining Senior Secured Discount Notes. In accordance with the terms of the DM credit facility, in early 1998 NL also prepaid DM 81 million ($44 million when paid) of the DM term loan, of which DM 49 million fully satisfied the September 1998 scheduled term loan payment and DM 32 million reduced the March 1999 scheduled term loan payment. A portion of the funds for such prepayment of the DM credit facility was provided by a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities.

     Changes in indebtedness in 1997 include $250 million borrowed from Snake River Sugar Company, the impact of NL's refinancing of its Rheox term loan and prepayment of a portion of NL's DM credit facility, the impact of Valhi LYON holders exchanging their LYONs debt obligation for shares of Dresser Industries common stock held by the Company and Valcor Senior Notes purchased pursuant to tender offers completed in 1997. Net borrowings in 1996 include (i) DM 144 million ($96 million when borrowed) under NL's DM credit facility used primarily to fund both NL's operations and certain German income tax settlement payments discussed below and (ii) $13 million under Valhi short-term credit facilities. Repayments of indebtedness in 1996 include scheduled principal payments on NL term loans.

     At December 31, 1998, unused credit available under existing credit facilities approximated $254 million, which was comprised of $100 million available to CompX under its revolving senior credit facility discussed below, $104 million available to NL under non-U.S. credit facilities and $50 million available to Valhi under its revolving bank credit facility.

     In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, of which $50 million was incurred to repay certain intercompany indebtedness owed by CompX to Valcor and $25 million of which was used to fund the acquisition of a lock competitor.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

CHEMICALS - NL INDUSTRIES

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows.

     In January 1998, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A majority of the $380 million net-of-tax proceeds have been used by NL to prepay certain indebtedness. The remaining net proceeds are available for NL's general corporate purposes, subject to compliance with the terms of the indenture governing its publicly-traded debt.

     Under the terms of such NL indentures, NL was required to make an offer to purchase a pro rata portion of such notes, at par value for the 11.75% Senior Secured Notes and at accreted value for the 13% Senior Secured Discount Notes, to the extent that a specified amount of the net proceeds from the disposal of its specialty chemicals business unit are not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets (including additional TiO2 production capacity), both as defined in the indentures, within nine months of the disposition. While NL was not yet required to execute a tender offer related to the disposal of its specialty chemicals business unit, in May 1998 NL initiated a tender offer to purchase on a pro-rata basis up to $181.6 million aggregate principal amount of Senior Secured Notes and accreted value of Senior Secured Discount Notes, at par or accreted value, respectively, in satisfaction of the covenant contained in the indentures. Pursuant to its terms, the tender offer expired in June 1998, and NL purchased approximately $6 million principal amount of Senior Secured Notes, and a nominal amount of Senior Secured Discount Notes, which had been properly tendered. NL also made open market purchases of its Senior Secured Discount Notes in 1998, and in October 1998 NL redeemed the remaining Senior Secured Discount Notes at a price of 106% of their principal amount

     Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     NL's capital expenditures during the past three years, excluding capital expenditures of its disposed specialty chemicals business unit, aggregated $115 million, including $38 million ($6 million in 1998) for NL's ongoing environmental protection and compliance programs, including German and Norwegian off-gas desulfurization systems. NL's estimated 1999 capital expenditures are $38 million (2000 - $30 million) and include $13 million (2000 - $8 million) in the area of environmental protection and compliance. NL spent $27 million in 1996 through 1998 ($2 million in 1998) in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility that increased NL's worldwide annual attainable TiO2 production capacity to about 440,000 metric tons. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     At December 31, 1998, NL had cash and cash equivalents of $167 million (16% held by non-U.S. subsidiaries) and had $104 million available for borrowing under non-U.S. credit facilities. The terms of intercompany notes from KII payable to NL mirror the terms of NL's publicly-traded debt and are designed to facilitate the flow of funds from NL's subsidiaries to service such indebtedness. At December 31, 1998, NL had complied with all financial covenants governing its debt agreements.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. In 1998, NL received a DM 14 million ($8 million when received) refund of previously-paid German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. NL's refund resulted in a reduction of the previously-reached settlement amount referred to above from the DM 44 million to DM 30 million for years through 1990. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 172 million ($103 million at December 31, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($96 million) for the years through 1997. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997, a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities appealed the decision to the German Supreme Court, which in February 1999 rendered its judgment in favor of the taxpayer. NL believes that the German Supreme Court's judgment should determine the outcome of NL's primary dispute with the German tax authorities. Based on this German Supreme Court judgment, NL will request that its tax assessments be withdrawn. NL has granted a DM 94 million ($57 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, NL expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.
     In addition, during 1997 NL reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and agreed to pay additional tax deficiencies of DM 9 million ($5 million), most of which was paid in 1998.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1998) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant a lien for the 1996 assessment when received.

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

     At December 31, 1998, NL had recorded net deferred tax liabilities of $195 million. NL, which is not a member of the Contran Tax Group, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $134 million at December 31, 1998, principally related to the U.S. and Germany, offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.
     In addition to the chemicals businesses conducted through Kronos, NL also has certain liabilities relating to certain discontinued or divested businesses. See Item 3 - "Legal Proceedings."

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($126 million at December 31, 1998) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In March 1998, CompX completed an initial public offering of shares of its common stock. The net proceeds to CompX were approximately $110 million. $75 million of the net proceeds were used to completely repay the outstanding balance of CompX's new $100 million credit facility discussed above. CompX believes that the net proceeds to CompX from the offering, after repayment of borrowings under the new credit facility, together with cash generated from operations and borrowing availability under the new credit facility will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and future acquisitions for the foreseeable future.

     In 1998, CompX acquired two lock competitors for aggregate cash consideration of $42 million, primarily using available cash on hand. In January 1999, CompX acquired substantially all of the outstanding capital stock of a precision ball bearing slide competitor for approximately $52 million, using available cash on hand and $20 million of borrowing under its revolving bank credit facility. CompX acquired the remaining ownership interest of the slide competitor by the end of February 1999.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, CompX may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

TREMONT CORPORATION

     Tremont is primarily a holding company which, at December 31, 1998, owned approximately 33% of TIMET and 20% of NL. At December 31, 1998, the market value of the 10.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $87 million and $145 million, respectively. In February 1999, Tremont exercised an option it held and acquired an additional 2 million shares of TIMET common stock for an aggregate of $16 million, thereby increasing its ownership interest in TIMET from 33% to 39%.

     In October 1998, Tremont entered into a revolving advance agreement with Contran. Through December 31, 1998, Tremont had borrowed $6 million from Contran under such facility, primarily to fund Tremont's 1998 purchases of shares of NL common stock. In February 1999, Tremont borrowed an additional $6 million from Contran pursuant to the facility in order to help fund the acquisition of an additional 2 million TIMET shares discussed above.

     Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. Tremont's per share net carrying amount of its investment in NL at December 31, 1998 was $9.30 per share, compared to a NYSE per share market price of $14.19 at that date. At December 31, 1998, the NYSE price of $8.50 per TIMET share indicated an aggregate NYSE market value of Tremont's investment in TIMET of $87 million, or $58 million less than Tremont's $145 million net carrying value of its investment in TIMET at that date. The NYSE market price was $6.19 per TIMET share on March 22, 1999. Tremont believes NYSE stock prices are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what Tremont believes to be all relevant factors including, among other things, the relatively short period of time that the NYSE price has been less than Tremont's per share investment in TIMET, TIMET's operating results, financial position and prospects, Tremont has concluded that there has been no other than temporary decline in the value of its investment in TIMET below its net carrying value at December 31, 1998.

     It is possible, however, that should TIMET or NL encounter a prolonged downturn, or suffer other unforseen adverse events, that the value of Tremont's investment in TIMET, NL or both, could decline to a level which would result in a write-down. Tremont will continue to monitor and evaluate the value of its investment in TIMET and NL based on, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines any decline in value of its investments below their net carrying value has occurred which is other than temporary, Tremont would report an appropriate write-down at that time.

     In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1998, Tremont had acquired 1.2 million shares under such authorization. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

     Based upon certain technical provisions of the Investment Company Act of 1940 (the "1940 Act"), Tremont might arguably be deemed to be an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage, in the business of investing, reinvesting, owning, holding or trading of securities. Tremont has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act and has sought an order from the Securities and Exchange Commission that Tremont is primarily engaged, through TIMET and NL, in a non-investment company business. Tremont believes another exemption may be currently available to it under the 1940 Act should the Commission deny Tremont's application for an exemptive order.

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

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS

     Waste Control Specialists capital expenditures from its November 1995 formation through 1998 approximated $22.5 million. Such capital expenditures, along with its development stage operating losses, were funded primarily from Valhi's $45 million of capital contributions ($5 million in 1995, $17 million in 1996, $13 million in 1997 and $10 million in 1998) as well as certain debt financing provided to Waste Control Specialists by Valhi. See Note 3 to the Consolidated Financial Statements.

OTHER

     Condensed cash flow data related to discontinued operations (Medite and Sybra) and Amalgamated is presented in Notes 19 and 20, respectively, to the Consolidated Financial Statements.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share, and NL increased its quarterly dividend to $.035 per share in the first quarter of 1999. At the $.035 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at December 31, 1998, Valhi would receive aggregate annual dividends from NL of approximately $4.2 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi began to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.1 million Tremont shares owned by Valhi at December 31, 1998, Valhi would receive aggregate annual dividends from Tremont of approximately $865,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At December 31, 1998, Valhi had $6.8 million of parent level cash and cash equivalents, including $.8 million held by Valcor which could be distributed to Valhi, and had $9.5 million of short-term borrowings owed to Contran. In addition, Valhi had $50 million of borrowing availability under its revolving credit facility.

     Valhi's LYONs do not require current cash debt service. At December 31, 1998, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at December 31, 1998, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $24 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At December 31, 1998, the LYONs had an accreted value equivalent to approximately $31.26 per Halliburton share, and the market price of the Halliburton common stock was $29.63 per share (February 26, 1999 market price of Halliburton - $28.50 per share).

     Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations to Snake River Sugar Company, including a net $11.5 million pre-closing dividend received from Amalgamated.
As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Note 20 to the Consolidated Financial Statements. Based on the LLC's current projections, Valhi currently expects that distributions received from the LLC in 1999, which are dependent in part upon the future operations of the LLC, will approximate its debt service requirements under its $250 million loans from Snake River.

     Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in 1998 other than payment of the accrued and unpaid interest owed as of December 31, 1997 ($3 million). The Company does not currently expect that Snake River will remit a significant amount of principal or interest during 1999. However, such noncollection is not expected to have a material adverse effect on the Company's liquidity, and the Company believes both the accrued and unpaid interest as well as the $80 million principal amount outstanding at December 31, 1998 will ultimately be collected.

     Redemption of the Company's interest in the LLC, as discussed in Note 20 to the Consolidated Financial Statements, would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes, although the net cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to simultaneously call its $250 million loans to Valhi. As a result, such net cash proceeds generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries, and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policies, consider the sale of interests in subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk, and has periodically entered into currency forward contracts to manage a very nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the functional currency. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading purposes. Solely in connection with CompX's January 1999 acquisition of a precision ball bearing slide competitor, on December 30, 1998 CompX entered into a short-term currency forward contract to purchased NLG 75 million for $40.1 million, which contract was executed on January 19, 1999. Other than this currency forward contract, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 1998. See Notes 3 and 14 to the Consolidated Financial Statements.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 1998, the Company's aggregate indebtedness was split between 80% of fixed-rate instruments and 20% of variable rate borrowings. The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for the Company's aggregate indebtedness. At December 31, 1998, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and all outstanding variable rate borrowings are denominated in Deutsche Marks and relate to NL. Information shown below for such DM-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1998 using an exchange rate of 1.66 DM per U.S. dollar.

                                                                           FAIR
                                                                           VALUE
                               CONTRACTUAL MATURITY DATE
                  1999   2000    2001   2002   2003  THEREAFTER TOTAL   12/31/98

                                     (IN $ MILLIONS, EXCEPT RATES)


Fixed rate debt
 (U.S. dollar-denominated):
  Principal amount $  -  $  -    $  -   $84.1  $246.4   $250.0   $580.5   $592.1
  Weighted-average
   interest rate                         9.2%   11.7%     9.4%    10.4%

Variable rate debt
 (DM-denominated):
  Principal amount  $101.2 $ 48.4 $  .2 $  .2  $  -     $  -     $150.0   $150.0
  Weighted-average
   interest rate      5.4%   6.1%    9.3%  9.3%                      5.6%


     The Company has an $80 million loan to Snake River Sugar Company at December 31, 1998. Such loans bear interest at a fixed interest rate of 10.99% at December 31, 1998, and the estimated fair value of such loan aggregated $87.8 million at that date. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $5 million.

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the German Deutsche Mark, Canadian Dollar, Belgian Franc, Norwegian Krone and the United Kingdom Pound Sterling.

     As described above, at December 31, 1998 NL had $150 million of indebtedness denominated in Deutsche Marks. The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates would be approximately $15 million.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 1998 was $265.6 million. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $26.6 million.

     Other. The Company believes there are certain shortcomings in the sensitivity analyses presented above, which analyses are required under the Securities and Exchange Commission's regulations. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous parallel shifts along the yield curve. Also, certain of the Company's marketable securities are exchangeable for certain of the Company's debt instruments, and a decrease in the fair value of such securities would likely be mitigated by a decrease in the fair value of the related indebtedness. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

     The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events or losses.

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

          Consolidated financial statements of Waste Control Specialists LLC and The Amalgamated Sugar Company are filed as part of this Annual Report pursuant to Rule 3.09 of Regulation S-X. Consolidated financial statements of other less than 50%-owned affiliates, including Tremont Corporation, are not required to be filed pursuant to Rule 3.09 of Regulation S-X.


 (b)           Reports on Form 8-K

                    Reports on Form 8-K filed for the quarter ended December 31,
               1998.

               October 22, 1998    - Reported Items 5 and 7.
               October 23, 1998  - Reported Items 5 and 7.
               October 28, 1998  - Reported Items 5 and 7.

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



Item No.                                Exhibit Item


 3.1 Restated Articles of Incorporation of the Registrant - incorporated by reference to Appendix A to the definitive Prospectus/Joint Proxy Statement of The Amalgamated Sugar Company and LLC Corporation (File No. 1-5467) dated February 10, 1987.

 3.2                By-Laws of the Registrant as amended -
                    incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-
                    Q (File No. 1-5467) for the quarter ended
                    March 31, 1992.

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

 9.1 Shareholders' Agreement dated February 15, 1996 among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynoch Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 2.2 to Tremont's Current Report on Form 8-K (File No. 1-10126) dated March 1, 1996.

 9.2 Amendment to the Shareholders' Agreement dated March 29, 1996 among Titanium Metals Corporation, Tremont Corporation, IMI plc, IMI Kynosh Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 10.30 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.1 Form of Intercorporate Services Agreement between the Registrant and Contran Corporation - incorporated by reference to
                    Exhibit 10.1 of the Registrant's Annual
                    Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1992.

10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 1998 - incorporated by reference to Exhibit 10.9 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1998.

10.3 Intercorporate Services Agreement between Contran Corporation and Tremont Corporation effective as of January 1, 1998 - incorporated by reference to Exhibit 10.6 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended September 30, 1998.

10.4 Stock Purchase Agreement dated June 19, 1998 by and between Contran Corporation, Valhi Group, Inc. and National City Lines, Inc., as the Sellers, and Valhi, Inc., as the Purchaser - incorporated by reference to
                    Exhibit 10.1 to the Registrant's Current
                    Report on Form 8-K (File No. 1-5467) dated
                    June 19, 1998.

10.5 Asset Purchase Agreement dated as of December 29, 1997 by and among NL Industries, Inc., Rheox, Inc., Rheox International, Inc., Harrisons and Crosfield plc, Harrisons and Crosfield (America) Inc. and Elementis Acquisition 98, Inc. - incorporated by reference to Exhibit 10.50 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1997.
10.6 Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.7                Form of Guarantee between Valhi, Inc. and
                    Rogue Resources LLC - incorporated by
                    reference to Exhibit 10.4 of Valhi's Annual
                    Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.8 Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.9 Form of Guarantee between Valhi, Inc. and Willamette Industries, Inc. - incorporated by reference to Exhibit 10.6 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.
10.10 Asset Purchase Agreement between Medite Corporation and SierraPine, a California limited partnership, dated January 31, 1997 - incorporated by reference to Exhibit 10.6 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.11 Form of Guarantee between Valhi, Inc. and SierraPine -incorporated by reference to
                    Exhibit 10.8 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.12 Asset Purchase Agreement by and between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated December 23, 1996 - incorporated by reference to Exhibit
                    10.7 of Valcor's Annual Report on Form 10-K
                    (File No. 33-63044) for the year ended
                    December 31, 1996.

10.13 First Amendment to the Asset Purchase Agreement by and between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated April 18, 1997 - incorporated by reference to Exhibit 10.2 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

10.14 Stock Purchase Agreement by and between Valcor, Inc. and I.C.H. Corporation dated February 7, 1997 - incorporated by reference to Exhibit 10.8 of Valcor's Annual Report on Form 10-K (File No. 33-63044) for the year ended December 31, 1996.

10.15 First Amendment to the Stock Purchase Agreement by and between Valcor, Inc. and I.C.H. Corporation dated April 18, 1997 - incorporated by reference to Exhibit 10.1 of Valcor's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended March 31, 1997.

10.16*              Valhi, Inc. 1987 Stock Option - Stock
                    Appreciation Rights Plan, as amended -
                    incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K
                    (File No. 1-5467) for the year ended December
                    31, 1994.

10.17* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 of Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.18*              Valhi, Inc. 1990 Non-Employee Director Stock
                    Option Plan - incorporated by reference to
                    Exhibit 4.1 of a Registration Statement on
                    Form S-8 (No. 33-41508) filed by the
                    Registrant.

10.19*              CompX International Inc. 1997 Long-Term
                    Incentive Plan - incorporated by reference to
                    Exhibit 10.2 of CompX's Registration
                    Statement on Form S-1 (File No. 333-42643).

10.20 Second Amended and Restated Loan Agreement dated January 31, 1997 among Kronos International, Inc., the banks set forth therein and Hypobank International S.A., as Agent - incorporated by reference to Exhibit
                    10.2 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1996.

10.21 Formation Agreement dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company of The Amalgamated Sugar Company LLC
                    - incorporated by reference to Exhibit 10.19 to Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.22 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 of Valhi's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.23 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to
                    Exhibit 10.1 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.24 Second Amendment to the Company Agreement of the Amalgamated Sugar Company LLC dated
                    November 30, 1998.

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

10.28               Second Amendment to the Subordinated Loan
                    Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998.

10.29 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.30 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.3 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.31 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
                    Exhibit 10.4 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.32 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to Valhi's Quarterly Report on Form 10-Q (File No. 1-
                    5467) for the quarter ended June 30, 1997.

10.33 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 199 - incorporated by reference to
                    Exhibit 10.6 to Valhi's Quarterly Report on
                    Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.34 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.7 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.36               Subordination Agreement between Valhi, Inc.
                    and Snake River Sugar Company dated May 14,
                    1997  - incorporated by reference to Exhibit
                    10.10 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to Valhi's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.38 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                    Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.39 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.40 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.41 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to
                    Exhibit 10.22 of NL's Annual Report on Form
                    10-K (File No. 1-640) for the year ended
                    December 31 1995.

10.42 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.44 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.45 Agreement dated February 8, 1984 between Bayer AG and Kronos Titan GmbH (German language version and English translation thereof) - incorporated by reference to
                    Exhibit 10.16 of NL's Annual Report on Form
                    10-K (File No. 1-640) for the year ended
                    December 31, 1985.

10.46 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to
                    Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.47 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit
                    10.17 to NL's Annual Report on Form 10-K
                    (File No. 1-640) for the year ended December
                    31, 1995.

10.48 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-
                    640) for the year ended December 31, 1991.

10.49 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, NL Insurance, Ltd. (an indirect subsidiary of Tremont Corporation) and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-
                    640) for the year ended December 31, 1991.

10.50 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit 10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

21.1                Subsidiaries of the Registrant.

23.1                Consent of PricewaterhouseCoopers LLP

23.2                Consent of KPMG LLP.

27.1                Financial Data Schedule for the year ended
                    December 31, 1998.

*  Management contract, compensatory plan or agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By: /s/ Steven L. Watson

                                   Steven L. Watson, March 24, 1999
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                    /s/ Steven L. Watson

Harold C. Simmons, March 24, 1999       Steven L. Watson, March 24, 1999
(Chairman of the Board and              President and Director
 Chief Executive Officer)

/s/ Norman S. Edelcup                     /s/ Glenn R. Simmons

Norman S. Edelcup, March 24, 1999       Glenn R. Simmons, March 24, 1999
(Director)                              (Vice Chairman of the Board)



/s/ Kenneth R. Ferris                    /s/ Bobby D. O'Brien

Kenneth R. Ferris, March 24, 1999       Bobby D. O'Brien, March 24, 1999
(Director)                              (Vice President and Treasurer,
                                         Principal Financial Officer)



/s/ J. Walter Tucker, Jr.               /s/ Gregory M. Swalwell

J. Walter Tucker, Jr., March 24, 1999   Gregory M. Swalwell, March 24, 1999
(Director)                              (Vice President and Controller,
                                         Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                   (Registrant)


                                   By:

                                   Steven L. Watson, March 24, 1999
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Harold C. Simmons, March 24, 1999       Steven L. Watson, March 24, 1999
(Chairman of the Board and              President and Director
 Chief Executive Officer)





Norman S. Edelcup, March 24, 1999       Glenn R. Simmons, March 24, 1999
(Director)                              (Vice Chairman of the Board)





Kenneth R. Ferris, March 24, 1999       Bobby D. O'Brien, March 24, 1999
(Director)                              (Vice President and Treasurer,
                                         Principal Financial Officer)





J. Walter Tucker, Jr., March 24, 1999   Gregory M. Swalwell, March 24, 1999
(Director)                              (Vice President and Controller,
                                         Principal Accounting Officer)


                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                              PAGE

  Reports of Independent Accountants                               F-1

  Consolidated Balance Sheets - December 31, 1997 and 1998         F-3

  Consolidated Statements of Income -
   Years ended December 31, 1996, 1997 and 1998                    F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1996, 1997 and 1998                    F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1996, 1997 and 1998                    F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1996, 1997 and 1998                    F-9

  Notes to Consolidated Financial Statements                       F-12



FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants                                S-1
  Schedule I  - Condensed financial information of Registrant      S-2

  Schedule II - Valuation and qualifying accounts                  S-10


    Schedules III and IV are omitted because they are not applicable.






                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

    In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Amalgamated Sugar Company for the year ended December 31, 1996, whose 1996 results of operations are presented on the equity method in the accompanying consolidated statement of income. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for such company, is based solely upon the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

    As discussed in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1.




                                       PricewaterhouseCoopers LLP

Dallas, Texas
March 19, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the statements of income and cash flows of The Amalgamated Sugar Company for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Amalgamated Sugar Company for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        KPMG LLP

Salt Lake City, Utah
January 31, 1997

                          VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

              ASSETS
                                                 1997        1998

Current assets:
  Cash and cash equivalents                  $  360,369  $  224,572
  Accounts and other receivables                174,319     184,103
  Receivable from affiliates                        104      11,890
  Inventories                                   204,718     246,338
  Prepaid expenses                                3,607       3,723
  Deferred income taxes                           7,541       4,836


      Total current assets                      750,658     675,462


Other assets:
  Marketable securities                         273,616     265,567
  Investment in and advances to affiliates      192,239     370,654
  Loans and notes receivable                     82,556      82,290
  Mining properties                              30,363      15,581
  Prepaid pension cost                           24,111      24,190
  Goodwill                                      256,539     259,336
  Deferred income taxes                             110        -
  Other assets                                   26,267      21,737


      Total other assets                        885,801   1,039,355


Property and equipment:
  Land                                           17,100      16,364

  Buildings                                     145,599     150,879
  Equipment                                     506,402     511,042
  Construction in progress                        3,284       7,918

                                                672,385     686,203
  Less accumulated depreciation                 130,731     158,867


      Net property and equipment                541,654     527,336



                                             $2,178,113  $2,242,153




                          VALHI, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1997 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       1997         1998

Current liabilities:
  Notes payable                                     $   13,968  $   36,391
  Current maturities of long-term debt                  76,854      65,448
  Accounts payable                                      71,559      67,592
  Accrued liabilities                                  114,721     148,838
  Payable to affiliates                                 30,996      20,137
  Income taxes                                          15,103      12,943
  Deferred income taxes                                    891       1,237


      Total current liabilities                        324,092     352,586


Noncurrent liabilities:
  Long-term debt                                     1,008,087     630,554
  Accrued pension costs                                 45,641      44,929
  Accrued OPEB costs                                    51,273      41,981
  Accrued environmental costs                          128,246      83,922
  Deferred income taxes                                207,403     353,717
  Other                                                 28,180      44,220


      Total noncurrent liabilities                   1,468,830   1,199,323


Minority interest                                          257     111,722


Stockholders' equity:

  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                               -           -
  Common stock, $.01 par value; 150,000 shares
   authorized; 125,333 and 125,521 shares issued         1,253       1,255
  Additional paid-in capital                            38,355      42,789
  Retained earnings                                    315,977     512,468
  Accumulated other comprehensive income:
    Marketable securities                              127,731     122,826
    Currency translation                               (24,440)    (22,712)
    Pension liabilities                                 (2,533)     (2,845)
  Treasury stock, at cost - 10,130 and 10,545 share    (71,409)    (75,259)


      Total stockholders' equity                       384,934     578,522


                                                    $2,178,113  $2,242,153





Commitments and contingencies (Notes 15, 18 and 20)

                          VALHI, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           1996        1997        1998


Revenues and other income:
  Net sales                             $1,074,818 $1,093,091  $1,059,447
  Gain on:

    Disposal of business unit               -           -         330,217
    Reduction in interest in CompX          -           -          67,902
  Other, net                                41,938    124,825      80,739


                                         1,116,756  1,217,916   1,538,305


Cost and expenses:
  Cost of sales                            808,248    804,438     736,656
  Selling, general and administrative      205,520    227,108     212,122
  Interest                                  98,497    118,895      91,188


                                         1,112,265  1,150,441   1,039,966


                                             4,491     67,475     498,339
Equity in earnings of:
  Tremont Corporation                       -           -           7,385
  Waste Control Specialists                 (6,407)   (12,700)    (15,518)
  Amalgamated Sugar Company                 10,009      -           -



    Income from before taxes                 8,093     54,775     490,206

Provision for income taxes                   1,113     27,631     192,212


Minority interest in after-tax earnings      6,915         43      72,177


    Income from continuing operations           65     27,101     225,817

Discontinued operations                     41,981     33,550       -

Extraordinary item                            -        (4,291)     (6,195)


    Net income                          $   42,046 $   56,360  $  219,622





                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1996         1997         1998

Basic earnings per share:
  Continuing operations                $  -        $   .24      $  1.96
  Discontinued operations                  .37         .29          -
  Extraordinary item                      -           (.04)        (.05)


                                       $   .37     $   .49      $  1.91



Diluted earnings per share:
  Continuing operations                $  -        $   .24      $  1.94
  Discontinued operations                  .37         .29          -
  Extraordinary item                      -           (.04)        (.05)


                                       $   .37     $   .49      $  1.89




Cash dividends per share               $   .20     $   .20      $   .20





Shares used in the calculation of
 per share amounts:
  Basic earnings per share             114,622     115,031      115,002

  Dilutive impact of stock options         487         850        1,124


  Diluted earnings per share           115,109     115,881      116,126















                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                            1996       1997        1998


Net income                                 $42,046   $ 56,360    $219,622


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized net gains arising during
     the period                              9,566
                                                       94,424         299
    Less reclassification for net gains
     included in net income
                                               (90)   (31,798)     (5,204)

                                             9,476     62,626      (4,905)


  Currency translation adjustment            1,220    (18,230)      1,728


  Pension liabilities adjustment              (279)       627        (312)


    Total other comprehensive income, net   10,417     45,023      (3,489)


      Comprehensive income                 $52,463   $101,383    $216,133





            VALHI, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                   (IN THOUSANDS)


                                                ADDITIONAL
                                     COMMON      PAID-IN     RETAINED
                                      STOCK      CAPITAL     EARNINGS


Balance at December 31, 1995         $1,246      $34,604    $263,777

Net income                             -            -         42,046
Cash dividends                         -            -        (23,057)
Other comprehensive income, net        -            -           -
Other, net                                2          654        -



Balance at December 31, 1996          1,248       35,258     282,766

Net income                             -            -         56,360
Cash dividends                         -            -        (23,149)
Other comprehensive income, net        -            -           -
Other, net                                5        3,097        -


Balance at December 31, 1997          1,253       38,355     315,977

Net income                              -           -        219,622
Other comprehensive income, net         -           -           -
Cash dividends                          -           -        (23,131)
Common stock reacquired                 -           -           -

Other, net                                2        4,434        -


Balance at December 31, 1998         $1,255      $42,789    $512,468








                       ACCUMULATED OTHER COMPREHENSIVE INCOME              TOTAL

                      MARKETABLE   CURRENCY    PENSION    TREASURY STOCKHOLDERS'
                      SECURITIES TRANSLATION  LIABILITIES  STOCK      EQUITY


Balance at December 31,
 1995                  $ 55,629    $ (7,430)    $(2,881)   $(70,654)   $274,291

Net income                 -            -           -           -        42,046
Cash dividends             -            -           -           -       (23,057)
Other comprehensive
income, net               9,476       1,220        (279)        -        10,417
Other, net                 -            -           -          (434)        222



Balance at December 31,
 1996                    65,105      (6,210)     (3,160)    (71,088)    303,919

Net income                 -            -           -           -        56,360
Cash dividends             -            -           -           -       (23,149)
Other comprehensive
income, net              62,626      (18,230)       627         -        45,023
Other, net                 -            -           -          (321)      2,781


Balance at December 31,
 1997                    127,731      (24,440)    (2,533)   (71,409)    384,934


Net income                  -            -           -          -       219,622
Other comprehensive       (4,905)       1,728       (312)       -        (3,489)
 income, net
Cash dividends              -            -            -         -       (23,131)
Common stock reacquired     -            -            -      (3,692)     (3,692)
Other, net                                            -        (158)      4,278


Balance at December 31,
 1998

                        $122,826     $(22,712)   $(2,845)  $(75,259)   $578,522






                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                                1996      1997       1998


Cash flows from operating activities:
  Net income                                 $ 42,046  $ 56,360  $ 219,622
  Depreciation, depletion and amortization     63,942    62,283     58,976
  Gain on:
    Disposal of business unit                    -         -     (330,217)
    Reduction in interest in CompX               -         -      (67,902)
  Securities transaction gains                   (138)  (48,920)   (8,006)
  Noncash interest expense                     33,790    36,077    26,117
  Change in accounting principle                 -       30,000      -
  Deferred income taxes                        (8,936)  (18,761)  143,134
  Minority interest                             6,915        43    72,177
  Other, net                                  (14,542)  (13,047)  (14,356)
  Equity in:
    Tremont Corporation                          -         -       (7,385)
    Waste Control Specialists                   6,407    12,700    15,518
    Amalgamated Sugar Company                 (10,009)     -         -
    Discontinued operations                   (41,981)  (33,550)     -
    Extraordinary item                           -        4,291     6,195
  Dividends from Tremont Corporation             -         -          431

                                               77,494    87,476   114,304

  Discontinued operations, net                 37,784   (43,132)     -
  Amalgamated Sugar Company, net               24,587      -         -
  Change in assets and liabilities:
    Accounts and other receivables              1,532   (24,206)  (10,463)
    Inventories                                 6,739    20,269   (51,914)

    Accounts payable and accrued
     liabilities                               (6,002)   12,626    (1,622)
    Income taxes                              (40,190)   17,762   (14,336)
    Accounts with affiliates                   (6,023)   26,496   (27,800)
    Other, net                                (14,706)   (4,269)     8,858


        Net cash provided by
         operating activities                  81,215    93,022     17,027





                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                                1996       1997        1998

Cash flows from investing activities:
  Capital expenditures                        $(69,801) $ (36,725)$ (35,541)
  Purchases of:
    Tremont common stock                          -          -     (172,918)
    NL common stock                            (14,627)   (14,222)  (13,890)
    CompX common stock                            -          -       (5,670)
    Other minority interest                     (5,168)      -         -
    Business units                                -          -      (41,646)
    Marketable securities                         -        (6,000)   (3,766)
  Investment in Waste Control Specialists      (17,000)   (13,000)  (10,000)
  Proceeds from disposal of:
    Business unit                                 -          -      435,080
    Marketable securities                         -         6,875     6,875
  Loans to affiliates:
    Loans                                       (7,800)   (67,625) (126,250)
    Collections                                 10,800     63,625   120,250
  Other loans and notes receivable:
    Loans                                         -      (200,600)     -
    Collections                                   -       119,100      -
  Pre-close dividend from Amalgamated
   Sugar Company                                  -        11,518      -
  Discontinued operations, net                 159,746     91,819      -
  Amalgamated Sugar Company, net               (13,460)      -         -
  Other, net                                     7,211     11,448       973


      Net cash provided (used) by
       investing activities

                                                49,901    (33,787)  153,497


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                 224,503    390,369   105,966
    Principal payments                        (169,477)  (333,101) (496,445)
    Deferred financing costs                      -        (4,643)     (200)
  Loans from affiliates:
    Loans                                        7,844       -       15,500
    Repayments                                    (600)    (7,244)   (6,000)
  Proceeds from issuance of CompX
   common stock                                   -          -      110,378
  Valhi dividends                              (23,057)   (23,149)  (23,131)
  Common stock reacquired                         -          -       (3,692)
  Distributions to minority interest            (7,416)        (2)   (1,937)
  Discontinued operations, net                 (80,545)    22,380      -
  Amalgamated Sugar Company, net                 4,329       -         -
  Other, net                                       916      4,049     1,354


    Net cash provided (used) by
     financing activities                      (43,503)    48,659  (298,207)


Net increase (decrease)                      $  87,613  $ 107,894 $(127,683)




                          VALHI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                           1996       1997        1998


Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities                            $ 87,613   $107,894   $(127,683)
  Currency translation                     (2,842)    (3,204)       (871)
  Business units acquired                    -          -            387
  Business unit sold                         -          -         (7,630)

                                           84,771    104,690    (135,797)


  Balance at beginning of year            170,908    255,679     360,369


  Balance at end of year                 $255,679   $360,369    $224,572




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized   $ 82,190   $ 87,115    $ 62,616
  Income taxes                             64,544     51,264      85,471

  Business units acquired -
   net assets consolidated:
    Cash and cash equivalents           $    -      $   -       $    387
    Goodwill and other intangible asset      -          -         26,202
    Other non-cash assets                    -          -         21,653
    Liabilities                              -          -         (6,596)


    Cash paid                           $    -      $   -       $ 41,646





                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation which holds, directly or through subsidiaries, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"), except as described below. All material intercompany accounts and balances have been eliminated. The Company did not consolidate the results of operations of its refined sugar operations conducted by The Amalgamated Sugar Company in 1996 because control of such operations was temporary at December 31, 1996. See Note 20. The Company has not consolidated its majority-owned subsidiary, Waste Control Specialists, because the Company is not deemed to control Waste Control Specialists. See Note 3. The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 19.

    Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

    Net sales.  Sales are recorded when products are shipped.

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventory costs are generally based on average cost or the first-in, first-out method.

    Cash and cash equivalents. Cash equivalents, including restricted cash, include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Restricted cash of $10 million at December 31, 1997 and $12 million at December 31, 1998 represents amounts restricted pursuant to outstanding letters of credit and certain indebtedness agreements or cash pledged to collateralize certain environmental remediation performance obligations.

    Marketable securities and securities transactions. Marketable debt and equity securities are carried at fair value based upon quoted market prices or as otherwise disclosed. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Realized gains and losses are based upon the specific identification of the securities sold.

    Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies, as well as the Company's investment in Waste Control Specialists, are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate $81 million at December 31, 1998, relate primarily to Tremont Corporation and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

    Mining properties. Mining properties are stated at cost less accumulated depletion. Depletion is computed by the unit-of-production and straight-line methods.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 26.7 years at December 31, 1998) and is stated net of accumulated amortization of $33.2 million at December 31, 1998 (1997 - $25.8 million). At December 31, 1998, approximately 90% of the total goodwill relates to the Company's investment in NL Industries and the remainder relates to the Company's investment in CompX and CompX's subsidiaries. The Company's criteria for evaluating the recoverability of goodwill includes consideration of the fair value of the applicable subsidiary. At December 31, 1998, the quoted market prices of NL common stock ($14.19 per share) and CompX common stock ($26.38 per share) were in excess of the Company's net investment in NL and CompX at that date ($12.77 per NL share held and $8.35 per CompX shares held).


    Other intangible assets are amortized by the straight-line method over the periods expected to be benefited and are stated net of accumulated amortization of $10.6 million at December 31, 1998 (1997 - $8.1 million).

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments and comprising continuing operations were $2 million in each of 1996 and 1997 and $1 million in 1998.

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

     Interest rate swaps and contracts. The Company periodically uses interest rate swaps and other types of contracts (such as caps and floors) to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for speculative purposes in the future. Any cost associated with a swap or contract designated as a hedge of an asset or liability is deferred and amortized over the term of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company is not a party to any such interest rate swap or contract at December 31, 1998.

    Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. NL, Tremont and CompX (beginning in March 1998) are separate U.S. taxpayers and are not members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes.

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

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of shares of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 2.1 million in each of 1996 and 1997 and 1.6 million in 1998.

    Deferred income. Deferred income is amortized over the periods earned, generally by the straight-line method.

    Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 has not been significant in any of the past three years.

     Environmental costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 1997 and 1998, no assets for recoveries have been recognized. The Company adopted the recognition requirements of Statement of Position ("SOP") No. 96-1, Environmental Remediation Liabilities, in 1997. The new rule, among other things, expanded the type of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new SOP, the Company recognized a noncash pre-tax charge of $30 million ($19.5 million, or $.17 per share, net-of-tax) in 1997 related to environmental matters at NL, which is comprised primarily of estimated future undiscounted expenditures (principally legal and professional fees) associated with managing and monitoring existing environmental remediation sites. Previously, such expenditures were expensed as incurred.

     Extraordinary item. The extraordinary losses in 1997 and 1998, stated net of allocable income tax benefit and minority interest, relate to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of Valcor's Senior Notes in 1997 and certain NL Industries indebtedness in 1998. See Note 10.

     New accounting principle not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, no later than the first quarter of 2000. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The Company is currently studying this new accounting rule, and the impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

    Other. Advertising costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, aggregated $2.5 million in 1996, $2.4 million in 1997 and $1.4 million in 1998. Research and development costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, were $11 million in 1996, $10 million in 1997 and $8 million in 1998.

NOTE 2 -     BUSINESS AND GEOGRAPHIC SEGMENTS:

                                                                 % OWNED AT
 BUSINESS SEGMENT              PRINCIPAL ENTITIES            DECEMBER 31, 1998


  Chemicals             NL Industries, Inc.                         58%*
  Component products    CompX International Inc.                    64%
  Titanium metals       Tremont Corporation                         48%*
  Waste management      Waste Control Specialists                   64%

* Tremont owns an additional 20% of NL Industries.

     The Company's operating segments are defined as components of our consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. Harold C. Simmons. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

     The Company's reportable operating segments are comprised of the chemicals business conducted by NL and the component products business conducted by CompX. NL manufactures and sells titanium dioxide pigments ("TiO2") internationally through its subsidiary Kronos, Inc. Prior to January 1998, NL also manufactured and sold specialty chemicals through its subsidiary Rheox, Inc. In January 1998, NL completed the disposition of substantially all of the net assets of its specialty chemicals business unit. See Note 3. CompX produces and sells component products (ergonomic computer support systems, precision ball bearing slides and locking systems), primarily in North America.

     The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including securities transactions gains and losses, and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Interest income included in the calculation of segment operating income is not material in 1996, 1997 or 1998. Capital expenditures include additions to property and equipment and mining properties but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 3. There are no intersegment sales or other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash, cash equivalents, marketable securities and loans to third parties. At December 31, 1998, approximately 26% and 5% of corporate assets were held by NL and CompX, respectively (6% and nil, respectively, at December 31, 1997). For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment and mining properties are attributed to their physical location. At December 31, 1998, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $500 million.

                                            YEARS ENDED DECEMBER 31,

                                         1996         1997         1998

                                                 (IN MILLIONS)
Net sales:
  Chemicals                            $  986.1      $  984.4    $  907.3
  Component products                       88.7         108.7       152.1


    Total net sales                    $1,074.8      $1,093.1    $1,059.4



Operating income:
  Chemicals                            $   92.0      $  106.7    $  154.6
  Component products                       22.1          28.3        31.9


    Total operating income                114.1         135.0       186.5

Gain on:
  Disposal of business unit               -             -          330.2
  Reduction in interest in CompX          -             -           67.9
General corporate items:
  Securities transactions                    .1          48.9        8.0
  Interest and dividend income             10.8          60.2       54.9
  General expenses, net                   (22.0)        (57.8)     (58.0)
Interest expense                          (98.5)       (118.9)     (91.2)

                                            4.5          67.4      498.3
Equity in:

  Tremont Corporation                       -             -          7.4
  Waste Control Specialists                (6.4)        (12.7)     (15.5)
  Amalgamated Sugar Company                10.0          -          -


    Income from continuing
     operations before income taxes    $    8.1      $   54.7   $  490.2




Net sales - point of origin:
  United States                        $  364.6      $  388.3   $  353.6
  Germany                                 446.6         465.6      453.3
  Belgium                                 133.7         122.8      159.6
  Norway                                  109.9          96.4       91.1
  Other Europe                            139.1         141.6      103.2
  Canada                                  200.0         225.8      251.2
  Eliminations                           (319.1)       (347.4)    (352.6)


                                       $1,074.8      $1,093.1   $1,059.4



Net sales - point of destination:
  United States                        $  331.2      $  359.0   $  356.4
  Europe                                  524.4         496.0      501.7
  Canada                                   84.2          99.3      107.7
  Asia                                     61.3          61.3       23.9
  Other                                    73.7          77.5       69.7

                                       $1,074.8      $1,093.1   $1,059.4




                                                YEARS ENDED DECEMBER 31,

                                             1996        1997        1998

                                                     (IN MILLIONS)
Depreciation, depletion and amortization:
  Chemicals                                $   60.9    $   58.9     $  53.8
  Component products                            2.5         2.8         4.6
  Corporate                                      .5          .6          .6


                                           $   63.9    $   62.3     $  59.0



Capital expenditures:
  Chemicals                                $   66.9    $   30.5     $  22.3
  Component products                            2.3         5.5        12.9
  Corporate                                      .6          .7          .3


                                           $   69.8    $   36.7     $  35.5





                                                 DECEMBER 31,

                                         1996        1997        1998

                                                 (IN MILLIONS)
Total assets:
  Operating segments:
    Chemicals                           $1,576.5   $1,447.0    $1,349.2
    Component products                      48.4       63.8       124.7
  Investment in and advances to:
    Tremont Corporation                     -          -          179.5
    Waste Control Specialists               15.2       19.5        20.0
  Discontinued operations                  119.8       -           -
  Corporate and eliminations               385.1      647.8       568.8


                                        $2,145.0   $2,178.1    $2,242.2



Net property and equipment and
 mining properties:
  United States                         $  120.4   $   47.8    $   27.8
  Germany                                  347.7      301.8       306.6
  Belgium                                   73.0       59.1        59.9
  Norway                                    84.7       68.4        63.0
  Other Europe                               9.5        8.8         1.4
  Canada                                    91.4       86.1        84.2

                                        $  726.7   $  572.0    $  542.9







NOTE 3 -  BUSINESS COMBINATIONS AND DISPOSALS:

     NL Industries, Inc. (NYSE: NL). At the beginning of 1996, Valhi held 53% of NL's outstanding common stock. During 1996, 1997 and 1998, the Company purchased additional NL shares in market and private transactions for an aggregate of approximately $43 million and increased its ownership of NL to 58% at December 31, 1998. The Company accounted for such increase in its interest in NL by the purchase method (step acquisition).

     In January 1998, NL sold its specialty chemicals business unit conducted by its subsidiary Rheox, Inc. for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See Note 12. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in 1998. The Company's results of operations in 1996 and 1997 included net sales of $134.9 million and $147.2 million, respectively, and operating income of $40.1 million and $43.0 million, respectively, related to this business unit (1998 prior to the sale - $12.7 million and $2.7 million, respectively).

   CompX. Prior to March 1998, CompX was a wholly-owned subsidiary of Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its new bank credit facility, of which $50 million was incurred in connection with the repayment of certain intercompany indebtedness owed by CompX to Valcor and $25 million which was incurred in connection with CompX's March 1998 acquisition of a lock competitor discussed below. As a result of the public offering of shares of CompX common stock and CompX's award of certain shares of its common stock in connection with the offering, the Company's ownership interest in CompX was reduced to 62% from 100%. The Company reported a $67.9 million pre-tax gain on the Company's reduction in interest in CompX in 1998. Deferred income taxes were provided on this gain on reduction in interest in CompX. During the third and fourth quarters of 1998, Valhi purchased 334,000 shares of CompX common stock in market transactions for an aggregate of $5.7 million, thereby increasing the Company's ownership interest of CompX from 62% to 64%. The Company accounted for such increase in its interest in CompX by the purchase method (step acquisition).

     In 1998, CompX acquired two lock competitors for an aggregate of $41.6 million cash consideration. Such acquisitions were accounted for by the purchase method. Net sales in 1998 generated by the operations acquired subsequent to their respective purchase dates were approximately $30.6 million. In January 1999, CompX acquired substantially all of the outstanding capital stock of Thomas Regout Holding N.V. for NLG 98 million ($52.2 million) cash consideration. CompX acquired the nominal amount of remaining Thomas Regout shares by the end of February 1999. Thomas Regout produces precision ball bearing slides in Europe and the U.S. and has annual net sales of approximately $59 million. In connection with this acquisition, CompX entered into a short-term currency forward contract on December 30, 1998 to purchase NLG 75 million for $40.1 million, which contract was executed on January 19, 1999.

     Tremont. In June 1998, Valhi purchased 2.9 million shares of Tremont Corporation common stock from Contran and certain of Contran's subsidiaries for an aggregate of $165.4 million cash consideration, including fees and expenses. Valhi also purchased, on open market and private transactions during 1998, an additional 141,000 shares of Tremont at an aggregate cost of $7.5 million. Valhi accounts for its interest in Tremont by the equity method, and commenced reporting equity in Tremont's earnings in the third quarter of 1998. See Note
7. Tremont is primarily a holding company which owns approximately 33% of the outstanding common stock of Titanium Metals Corporation ("TIMET") and 20% of NL's common stock at December 31, 1998. Tremont accounts for its interests in both NL and TIMET by the equity method. In February 1999, Tremont acquired additional shares of TIMET common stock, increasing its ownership interest to 39%.

     Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. See Note 7. Valhi committed to contribute $25 million to Waste Control Specialists for its 50% interest ($5 million in 1995, $17 million in 1996 and the remaining $3 million in 1997). The other owner contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. The other owner of Waste Control Specialists, KNB Holdings, Ltd., is controlled by an individual who has been granted duties of chief executive officer of Waste Control Specialists under an employment agreement effective through at least 2001. Such individual has the ability to establish management policies and procedures, and has the authority to make routine operating decisions, for Waste Control Specialists. Valhi contributed an additional $10 million to Waste Control Specialists' equity in each of 1997 and 1998, thereby increasing its membership interest from 50% to 64% at December 31, 1998. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving borrowings from the Company. See Note 7. However, the rights granted to the owner of the remaining membership interest under the employment agreement discussed above overcome the Company's presumption of control at the majority ownership interest level; therefore the Company accounts for its interest in Waste Control Specialists by the equity method. In February 1999, Valhi contributed an additional $10 million to Waste Control Specialists' equity, thereby increasing its membership interest from 64% to 69%. Valhi also holds an option to make an additional $10 million equity contribution which, if contributed, would increase its membership interest in Waste Control Specialists to 75%. A substantial portion of such equity contribution was used by Waste Control Specialists to reduce the then-outstanding balance of its revolving borrowings from the Company.


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

     General. Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The aggregate pro forma impact of CompX's acquisition of two lock competitors and Valhi's acquisition of Tremont common stock, assuming such acquisitions occurred at the beginning of 1997, is not material. Discontinued operations are discussed in Note 19.

NOTE 4 -     ACCOUNTS AND OTHER RECEIVABLES:

                                                    DECEMBER 31,

                                                  1997         1998

                                                    (IN THOUSANDS)
Accounts receivable                             $161,908    $157,248
Notes receivable                                   9,627       3,622
Accrued interest                                   3,982       9,477
Refundable income taxes                            1,941      16,443
Allowance for doubtful accounts                   (3,139)     (2,687)


                                                $174,319    $184,103





NOTE 5 -     MARKETABLE SECURITIES:

                                                    DECEMBER 31,
                                                  1997        1998
                                                   (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC            $170,000    $170,000
  Halliburton Company common stock               87,823      79,710
  Other securities                               15,793      15,857


                                               $273,616    $265,567







     Prior to the September 1998 merger of Halliburton and Dresser Industries, Inc., in which each share of Dresser common stock was exchanged for one share of Halliburton common stock, Valhi held Dresser shares. At December 31, 1998, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $29.63 per share, or an aggregate market value of $80 million (1997: 3.1 million shares of Dresser common stock at a cost of $25 million with a quoted market price of $41.94 per share, or an aggregate market value of $129 million). Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See
Note 10. The Halliburton shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly Halliburton dividend on the escrowed Halliburton shares. During 1996, 1997 and 1998, certain LYON holders exchanged their LYONs for 8,700, 2.4 million and 385,000 Halliburton/Dresser shares, respectively. Halliburton provides services and products to customers in the oil and gas industry, and provides engineering and construction services for commercial, industrial and governmental customers. Halliburton (NYSE: HAL) files periodic reports with the Securities and Exchange Commission.

    The Company's investment in The Amalgamated Sugar Company LLC (cost - $34 million) is discussed in Note 20. The aggregate cost of other available-for-sale securities (primarily common stocks) is approximately $14 million at December 31, 1998 (December 31, 1997 - $11 million).


NOTE 6 -     INVENTORIES:

                                                    DECEMBER 31,
                                                  1997        1998
                                                   (IN THOUSANDS)
Raw materials:
  Chemicals                                    $ 45,844    $ 46,114
  Component products                              2,057       6,520

                                                 47,901      52,634


In process products:
  Chemicals                                       8,018      11,530
  Component products                              5,193       5,748

                                                 13,211      17,278


Finished products:
  Chemicals                                     108,292     137,000
  Component products                              3,775       4,634

                                                112,067     141,634


Supplies                                         31,539      34,792


                                               $204,718    $246,338






NOTE 7 -     INVESTMENT IN AND ADVANCES TO AFFILIATES:

                                                     DECEMBER 31,
                                                  1997        1998
                                                   (IN THOUSANDS)
Investments in:
  Ti02 manufacturing joint venture              $170,830    $171,202
  Tremont Corporation                               -        179,452
  Waste Control Specialists LLC                   15,518      10,000
  Other                                            1,891        -

                                                 188,239     360,654


Loan to Waste Control Specialists LLC              4,000      10,000



                                                $192,239    $370,654





     TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and Tioxide Group, Ltd. ("Tioxide"), a wholly-owned subsidiary of Imperial Chemicals Industries plc ("ICI"), are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. LPC had long-term debt which was collateralized by the partnership interests of the partners and substantially all joint venture assets. The long-term debt consisted of two tranches, one attributable to each partner, and each tranche was serviced through (i) the purchase of the plant's TiO2 output in equal quantities by the partners and (ii) cash capital contributions. KLA is required to purchase one-half of the TiO2 produced by LPC. Kronos' tranche of LPC's debt, which was repaid in 1998, was reflected as outstanding indebtedness of the Company because Kronos had guaranteed the purchase obligation relative to the debt service of such tranche. See Note 10. The manufacturing joint venture is intended to be operated on a break-even basis and, accordingly, Kronos' acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any, Kronos' share of the production costs is reported as TiO2 cost of sales while Kronos' share of joint venture interest expense is reported as a component of interest expense. Summary income statements and balance sheets of the TiO2 joint venture are shown below.

                                         YEARS ENDED DECEMBER 31,
                                       1996      1997        1998
                                             (IN THOUSANDS)
     SUMMARY INCOME STATEMENTS

Revenues and other income:
  Kronos                            $ 74,916   $ 82,171   $ 90,392
  Tioxide                             73,774     80,512     89,879
  Interest income                        518        636        753


                                     149,208    163,319    181,024

Cost and expenses:
  Cost of sales                      140,361    156,811    178,803
  General and administrative             377        355        348
  Interest                             8,470      6,153      1,873


                                     149,208    163,319    181,024



    Net income                      $   -      $   -      $   -







                                                    DECEMBER 31,
                                                  1997       1998
              ASSETS                               (IN THOUSANDS)
[S]                                            [C]        [C]
Current assets                                 $ 41,602   $ 60,686
Other assets                                        764       -
Property and equipment, net                     309,989    294,906



                                               $352,355   $355,592



   LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current portion:
  Kronos tranche                               $ 42,429   $   -
  Tioxide tranche                                 7,200       -
  Note payable to Tioxide                         9,000       -
Other liabilities, primarily current              8,466     10,960

                                                 67,095     10,960

Partners' equity                                285,260    344,632

                                               $352,355   $355,592


[/TABLE]


     Tremont Corporation. At December 31, 1998, Valhi held 3.1 million shares of Tremont common stock, with a quoted market price of $33.25 per share, or an aggregate of $102.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's net carrying value of its investment in Tremont.

     Tremont is primarily a holding company which, at December 31, 1998, owns 33% of TIMET and 20% of NL, and accounts for such interests by the equity method. The Company commenced reporting equity in earnings of Tremont in the third quarter of 1998. For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million. At December 31, 1998, Tremont reported total assets and stockholders' equity of $288.6 million and $198.3 million, respectively. Tremont's total assets at such date include its investments in TIMET ($145.2 million), NL ($95.0 million) and other joint ventures ($13.1 million) and $3.1 million in cash and cash equivalents; Tremont's total liabilities at such date include a demand loan owed to Contran ($5.9 million), accrued OPEB costs ($21.9 million), accrued insurance claims and claim expenses related to its wholly-owned captive insurance subsidiary ($15.8 million) and deferred income taxes ($32.9 million).

     Waste Control Specialists LLC. Waste Control Specialists, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission and the U.S. Environmental

Protection Agency covering acceptance of wastes governed by the Resource Conservation Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"), and received its first wastes for disposal in February 1997. Waste Control Specialists is also seeking permits for, among other things, the processing, treatment, storage and disposal of low-level and mixed-level radioactive wastes.

     Waste Control Specialists reported net losses of $6.4 million in 1996, $12.7 million in 1997, and $15.5 million in 1998, all of which accrued to Valhi for financial reporting purposes; its net sales were nil in 1996, $3.4 million in 1997 and $11.9 million in 1998. See Note 3. At December 31, 1998, total assets were $34.7 million and total Members' equity was $7.5 million (1997 - $26 million and $12.6 million, respectively). Waste Control Specialists' assets consist principally of property and equipment related to the West Texas facility and trade accounts receivable, and its liabilities consist principally of indebtedness, including $10 million owed to the Company at December 31, 1998 (1997 - $4 million), and trade payables and accruals.

     In 1997, the Company entered into an unsecured $10 million revolving credit facility with Waste Control Specialists ($10 million outstanding at December 31,
1998). Borrowings by Waste Control Specialists bear interest at prime plus 1% (8.75% at December 31, 1998) and are due no later than December 31, 1999.


NOTE 8 -     OTHER NONCURRENT ASSETS:

                                                    DECEMBER 31,
                                                  1997        1998
                                                   (IN THOUSANDS)
Loans and notes receivable:
  Snake River Sugar Company                     $80,000     $80,000
  Other                                          12,183       5,912

                                                 92,183      85,912
  Less current portion                            9,627       3,622


  Noncurrent portion                            $82,556     $82,290



Other assets:
  Deferred financing costs                      $11,646     $ 5,674
  Intangible assets                               4,487       4,923
  Other                                          10,134      11,140


                                                $26,267     $21,737





    Loans to Snake River Sugar Company are discussed in Note 20. At December 31, 1998, other loans and notes receivable include a $1.5 million loan to the other owner of Waste Control Specialists which is collateralized by such owner's interest in Waste Control Specialists.

NOTE 9 -     ACCRUED LIABILITIES:

                                                    DECEMBER 31,
                                                  1997        1998
                                                   (IN THOUSANDS)
Current:
  Employee benefits                             $ 44,457    $ 42,665
  Environmental costs                             11,118      46,059
  Interest                                         7,019       7,397
  Plant closure costs                              3,289        -
  Miscellaneous taxes                                571       1,013
  Deferred income                                    915       4,353
  Other                                           47,352      47,351



                                                $114,721    $148,838




Noncurrent:
  Insurance claims and expenses                $ 13,674     $ 15,321
  Employee benefits                              11,490       12,523
  Deferred income                                 1,480       13,693
  Other                                           1,536        2,683


                                               $ 28,180     $ 44,220





NOTE 10 -    NOTES PAYABLE AND LONG-TERM DEBT:

                                                   DECEMBER 31,
                                                 1997         1998
                                                  (IN THOUSANDS)
Notes payable -
  Kronos - bank credit agreements
   (DM 25,000 and DM 60,500)                               $  36,391

                                             $   13,968



Long-term debt:
  Valhi:
    Snake River Sugar Company                $  250,000     $250,000
    Liquid Yield Option Notes (LYONs)            87,823       84,104

  Valcor Senior Notes                             2,431        2,431

  NL Industries:
    Senior Secured Notes                        250,000      244,000
    Senior Secured Discount Notes               169,857         -
    Deutsche mark bank credit facility
     (DM 288,322 and DM 187,322)                161,085      112,674
    Joint venture term loan                      42,429         -
    Rheox bank credit facility                  117,500         -
    Other                                         3,282          955

                                                744,153      357,629


  Other                                             534        1,838


                                              1,084,941      696,002


  Less current maturities                        76,854       65,448


                                             $1,008,087     $630,554






    Valhi. The zero coupon Senior Secured LYONs, $186 million principal amount at maturity in October 2007 outstanding at December 31, 1998, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi. See Note 5. During 1996, 1997 and 1998, holders representing $600,000, $165.3 million and $26.7 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares or Halliburton's predecessor, Dresser. The LYONs are redeemable, at the option of the holder, in October 2002 at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase dates). Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date. At December 31, 1997 and 1998, the net carrying value of the LYONs per $1,000 principal amount at maturity was $412 and $451, respectively, and the quoted market price was $580 and $464, respectively.

     Valhi has a $50 million revolving bank credit facility (nil outstanding at December 31, 1998) which matures in November 1999, bears interest at LIBOR plus 1.5% and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits quarterly Valhi dividends generally to $.05 per share, limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1998, the full amount of this facility was available for borrowing.

     Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Under certain conditions, up to $37.5 million principal amount of such loans may become recourse to Valhi. See Note 20.

    NL Industries. NL's 11.75% Senior Secured Notes due 2003 are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the Senior Secured Notes (the "NL Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of another wholly-owned NL subsidiary. In the event of foreclosure, the Senior Secured noteholders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the Senior Secured Notes, as described above, is the functional economic equivalent to a full, unconditional and joint and several guarantee by Kronos and the other NL subsidiary. The Senior Secured Notes are redeemable, at NL's option, starting in October 2000 at a redemption price of 101.5% of principal amount, declining to 100% after October 2001. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the Senior Secured Notes at 101% of the principal amount. The Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 1997 and 1998, the quoted market price of the Senior Secured Notes was $1,112 and $1,037, respectively, per $1,000 principal amount.

     Under the terms of the indentures governing the Senior Secured Notes and NL's 13% Senior Secured Discount Notes, NL was required to make an offer to purchase a pro rata portion of such notes, at par value for the Senior Secured Notes and at accreted value for the Senior Secured Discount Notes, to the extent that a specified amount of the net proceeds from the disposal of its specialty chemicals business unit was not used to either permanently paydown certain indebtedness of NL or its subsidiaries or invest in additional productive assets within nine months of the disposition. In May 1998, NL initiated a tender offer to purchase up to $181.6 million aggregate principal amount of Senior Secured Notes and accreted value of Senior Secured Discount Notes in satisfaction of the covenant contained in the indentures. NL purchased approximately $6 million principal amount of Senior Secured Notes, and a nominal amount of Senior Secured Discount Notes, pursuant to this tender offer. NL also made open market purchases of its Senior Secured Discount Notes in 1998, and in October 1998 NL redeemed the remaining Senior Secured Discount Notes at a price of 106% of their principal amount.

     At December 31, 1998, the DM bank credit facility consists of a DM 107 million term loan and a DM 230 million reducing revolver (DM 80 million outstanding). The term loan is due in 1999, and the revolver is due in 2000. Borrowings bear interest at DM LIBOR plus 2.75% (6.3% and 6.0% at December 31, 1997 and 1998, respectively) and are collateralized by the stock of certain KII subsidiaries as well as certain Canadian and German assets. In addition, NL has guaranteed the facility.

    Notes payable consists of short-term borrowings due within one year from non-U.S. banks with interest rates ranging from 3.7% to 4.6% (1997 - 3.7% to 3.9%).

    Other. Valcor's unsecured 9 5/8% Senior Notes due November 2003 are redeemable at the Company's option initially at 104.813% of principal amount declining to 100% after November 2000. At December 31, 1997 and 1998, the quoted market price of the Valcor Notes was $1,037 and $1,011 per $1,000 principal amount, respectively. In 1997, Valcor purchased $97.6 million principal amount of its Senior Notes in market transactions or tender offers including $66.2 million principal amount purchased with a premium of 5.75% of principal amount.

     Other indebtedness at December 31, 1998 includes certain capital leases of CompX payable through 2002 and $1.3 million of CompX bank debt denominated in French francs and due through 2003. CompX also has a $100 million unsecured revolving credit facility (nil outstanding at December 31, 1998) which matures in 2003. Borrowings bear interest at the Eurodollar Rate plus between 17.5 and 90 basis points depending upon certain CompX financial ratios.

    In addition to the NL Senior Secured Notes discussed above, other credit agreements typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1998, the restricted net assets of consolidated subsidiaries approximated $323 million.

    Aggregate maturities of long-term debt at December 31, 1998

Years ending December 31,                                 AMOUNT
                                                      (IN THOUSANDS)
  1999                                                  $ 65,448
  2000                                                    49,123
  2001                                                       408
  2002                                                   118,977
  2003                                                   246,490
  2004 and thereafter                                    250,072

                                                         730,518

  Less unamortized OID on Valhi LYONs                     34,516


                                                        $696,002




    The LYONs are reflected in the above table as due October 2002, the next date they are redeemable at the option of the holder, at the aggregate redemption price on such date of $119 million ($636.27 per $1,000 principal amount at maturity in October 2007).


NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and net earnings are presented in the following tables.

                                                    DECEMBER 31,
                                                 1997        1998
                                                   (IN THOUSANDS)

Minority interest in net assets:
  NL Industries                                   $ -      $ 64,268
  CompX                                             -        46,817
  Subsidiaries of NL                              257           633
  Subsidiaries of CompX                           -               4


                                                 $257      $111,722





                                                YEARS ENDED DECEMBER 31,
                                               1996      1997       1998
                                                     (IN THOUSANDS)
Minority interest in net earnings (losses)
 continuing operations:
  NL Industries                              $6,952      $-      $64,900
  CompX                                         -         -        7,402
  Subsidiaries of NL                            (37)      43          40
  Subsidiaries of CompX                         -         -         (165)


                                             $6,915      $43     $72,177





     NL Industries. At December 31, 1997, NL's separate financial statements reflected a stockholders' deficit of $222 million and, accordingly, no minority interest in NL was reported in the Company's consolidated balance sheet at that date. Until such time as NL reported positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity accrued to the Company for financial reporting purposes. Beginning in the first quarter of 1998, NL resumed reporting positive stockholders' equity, and consequently the Company resumed reporting minority interest in NL's net earnings and net assets in 1998. Minority interest in NL earnings in 1996 consisted of NL dividends paid to NL stockholders other than Valhi.

     CompX. In March 1998, CompX completed an initial public offering of shares of its common stock. Prior to that date, CompX was a wholly-owned subsidiary of Valcor. See Note 3. Following CompX's public offering, the Company commenced reporting minority interest in CompX's net earnings and net assets.


NOTE 12 -    OTHER INCOME:

                                          YEARS ENDED DECEMBER 31,
                                         1996       1997       1998
                                               (IN THOUSANDS)
Securities earnings:
  Dividends and interest               $10,738   $ 60,206    $54,960
  Securities transactions                  138     48,920      8,006

                                        10,876    109,126     62,966
Currency transactions, net               5,774      5,726      4,669
Noncompete agreement income               -          -         3,667
Disposal of property and equipment           4      1,546       (570)
Technology fee income                    8,743       -          -
Pension and OPEB curtailment gains       5,900       -          -
Litigation settlement gain, net          2,756       -          -
Other, net                               7,885      8,427     10,007


                                       $41,938   $124,825    $80,739




    Interest and dividend income in 1997 and 1998 includes $25.4 million and $18.4 million, respectively, of distributions received from The Amalgamated Sugar Company LLC. See Note 20. Securities transactions in each of the past three years relate principally to dispositions of a portion of the shares of Halliburton common stock (and its predecessor Dresser) held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such shares. See Notes 5 and 10. Noncompete agreement income relates to NL's agreement not to compete discussed in Note 3 and is recognized in income ratably over the five-year noncompete period. The technology fee income relates to NL's licensing of certain proprietary production process technology, the litigation settlement gain relates to settlement of certain litigation in which NL was a plaintiff, and the pension and OPEB curtailment gains resulted from NL's 1996 reduction of certain U.S. and Canadian, respectively, employee benefits. See Note 16.

NOTE 13 - STOCKHOLDERS' EQUITY:

                                           SHARES OF COMMON STOCK
                                      ISSUED    TREASURY  OUTSTANDING
                                              (IN THOUSANDS)
Balance at December 31, 1995          124,633   (10,103)    114,530

Issued                                    135      -            135
Other                                    -          (23)        (23)


Balance at December 31, 1996          124,768   (10,126)    114,642

Issued                                    565      -            565
Other                                    -           (4)         (4)


Balance at December 31, 1997          125,333   (10,130)    115,203

Issued                                    188      -            188
Reacquired                               -         (383)       (383)
Other



Balance at December 31, 1998          125,521   (10,545)    114,976




    Treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. Under Delaware Corporation Law, all shares held by a majority-owned company are considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1998, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

    Valhi options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock and stock appreciation rights. Up to five million shares of Valhi common stock may be issued pursuant to this plan. Options are generally granted at a price not less than fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, when granted, is generally forfeitable unless certain periods of employment are completed and held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted.

     The following table sets forth changes in outstanding options during the past three years under all option plans in effect during such periods.

                                                              AMOUNT
                                               EXERCISE      PAYABLE
                                               PRICE PER       UPON
                                     SHARES      SHARE       EXERCISE

                                           (IN THOUSANDS, EXCEPT
                                             PER SHARE AMOUNTS)
Outstanding at December 31, 1995     5,212  $4.76-$14.66    $ 37,265

Granted                                295          6.38       1,881
Exercised                             (135)    4.76-5.72        (653)
Canceled                               (44)   5.48-14.66        (423)


Outstanding at December 31, 1996     5,328    4.76-14.66      38,070

Granted                                885          6.38       5,646
Exercised                             (565)   4.76- 8.16      (3,027)
Canceled                            (2,937)   4.76-14.66     (23,035)


Outstanding at December 31, 1997     2,711    4.76-14.66      17,654

Granted                                380          9.50       3,610
Exercised                             (188)   4.76- 8.00      (1,196)
Canceled                                (2)         4.76          (9)


Outstanding at December 31, 1998     2,901  $4.76-$14.66    $ 20,059




     Outstanding options at December 31, 1998 represent approximately 2.5% of Valhi's outstanding shares at that date and expire at various dates through 2008, with a weighted-average remaining term of 6 years. At December 31, 1998, options to purchase 1.7 million Valhi shares were exercisable at prices ranging from $4.76 to $14.66 per share, or an aggregate amount payable upon exercise of $10.2 million. Of such exercisable options, 1.4 million options are exercisable at various dates through 2007 at prices lower than the December 31, 1998 market price of $11.38 per share for an aggregate amount payable upon exercise of $7.7 million. At December 31, 1998, options to purchase 401,000 shares are scheduled to become exercisable in 1999, and an aggregate of 4.6 million shares were available for future grants.

     Stock option plans of subsidiaries and affiliates. NL, CompX and Tremont each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of the Company's publicly-held subsidiaries and affiliate at December 31, 1998 are summarized below.

                                                             AMOUNT
                                               EXERCISE     PAYABLE
                                              PRICE PER       UPON
                                     SHARES      SHARE      EXERCISE

                                          (IN THOUSANDS, EXCEPT
                                            PER SHARE AMOUNTS)
NL Industries                        2,119   $5.00-24.19   $31,019
CompX                                  419         20.00     8,390
Tremont                                158    8.00-56.50     1,895


     Other. The following pro forma information, required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair values of Valhi options granted during 1996, 1997 and 1998 were $2.77, $2.73 and $4.49 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 42% to 44%, risk-free rates of return of 5.9% to 6.5%, dividend yields of 2.1% to 3.1%, and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     Had the Company, NL, CompX and Tremont each elected to account for their respective stock-based employee compensation for all awards granted subsequent to January 1, 1995 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $.6 million, $1.6 million and $2.6 million in 1996, 1997 and 1998, respectively, or $.01, $.01 and $.02 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.



NOTE 14 - FINANCIAL INSTRUMENTS:

                                                      DECEMBER 31,
                                               1997               1998
                                          CARRYING    FAIR    CARRYING    FAIR
                                            AMOUNT   VALUE     AMOUNT    VALUE

                                                       (IN MILLIONS)
Cash and cash equivalents                  $360.4   $  360.4   $224.6  $  224.6

Marketable securities (available-for-sale  $273.6   $  314.8   $265.6  $  265.6

Loans to Snake River Sugar Company         $ 80.0   $   84.0   $ 80.0  $   87.8

Notes payable and long-term debt
(excluding capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs                            $ 87.8   $  123.6   $ 84.1  $   86.5
    NL Senior Secured Notes                 250.0      277.9    244.0     253.1
    NL Senior Secured Discount Notes        169.9      186.7      -         -
    Valcor Senior Notes                       2.4        2.5      2.4       2.5
  Snake River Sugar Company loans           250.0      250.0    250.0     250.0
  Variable rate debt                        338.3      338.3    150.0     150.0


Minority interest in NL common stock       $  -     $  297.4   $ 64.3  $  312.0
Minority interest in CompX common stock    $  -     $   -      $ 46.8  $  153.3

Valhi common stockholders' equity          $384.9   $1,087.2   $578.5  $1,307.9



     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries and CompX and Valhi's common stockholders' equity are all based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loans to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt are deemed to approximate book value. See Notes 5, 10 and 20.

     The estimated fair value of CompX's currency forward contract at December 31, 1998 is insignificant. See Note 3. In 1997, NL entered into interest rate collar agreements which effectively set minimum and maximum U.S. LIBOR interest rates on $50 million principal amount of Rheox's variable-rate bank term loan through May 2001. At December 31, 1997, the estimated fair value of such collar agreements was a nominal liability. Such fair value represented the amount Rheox would pay if it terminated the collar agreements at that date, and was based upon quotes obtained from the counterparty financial institutions. These interest rate collar agreements were terminated in 1998 concurrent with the termination of the underlying credit facility.

NOTE 15 - INCOME TAXES:

                                                  YEARS ENDED DECEMBER 31,
                                                 1996      1997       1998
                                                       (IN MILLIONS)
Components of pre-tax income:
  United States:
    Contran tax group                           $(22.5)   $ 49.5     $ 25.7
    NL tax group                                  49.0      16.8      400.2
    CompX tax group                                -         -          8.9
    Equity in Amalgamated and Tremont             10.0       -          7.4

                                                  36.5      66.3      442.2
  Non-U.S. subsidiaries                          (28.4)    (11.6)      48.0


                                                $  8.1    $ 54.7     $490.2



Expected tax expense, at U.S. federal
 statutory income tax rate of 35%               $  2.8    $ 19.2     $171.6
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies                                        (5.3)     (5.1)      79.3
Change in NL's deferred income
 tax valuation allowance                           3.0       8.7      (57.3)
U.S. state income taxes, net                       (.2)      2.8        7.7
No tax benefit for goodwill amortization           3.1       3.2       12.6
Excess of tax basis over book basis of the
 common stock of foreign subsidiaries sold         -         -        (14.5)

Refund of prior-year dividend withholding taxe     -         -         (8.2)
Non-U.S. tax rates                                 (.6)      (.8)        .4
Other, net                                        (1.7)      (.4)        .6


                                                $  1.1    $ 27.6     $192.2



Components of income tax expense:
  Currently payable (refundable):
    U.S. federal and state                      $ (3.7)   $ 21.2     $ 25.7
    Non-U.S.                                      13.7      25.2       23.4

                                                  10.0      46.4       49.1

  Deferred income taxes (benefit):
    U.S. federal and state                       (12.5)     (7.5)     149.8
    Non-U.S.                                       3.6     (11.3)      (6.7)

                                                  (8.9)    (18.8)     143.1


                                                $  1.1    $ 27.6     $192.2



Comprehensive provision (benefit) for
 income taxes allocable to:
  Continuing operations                         $  1.1    $ 27.6     $192.2
  Discontinued operations                         25.1      14.2        -
  Extraordinary item                               -        (2.3)      (6.4)
  Other comprehensive income:
    Marketable securities                          6.1      43.0       (3.0)
    Currency translation                            .7      (9.8)        .6

    Pension liabilities                            (.2)       .3        (.1)


                                                $ 32.8    $ 73.0     $183.3





     The components of the net deferred tax liability at December 31, 1997 and 1998, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. All of the deferred tax valuation allowance relates to NL tax jurisdictions, principally the U.S. and Germany.

                                                  YEARS ENDED DECEMBER 31,
                                                 1996       1997      1998
                                                        (IN MILLIONS)
Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which NL believes do not meet
   the "more-likely-than-not" recognition
   criteria                                      $ 13.8    $ 19.8     $  7.0
  Utilization of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria    (10.8)    (11.1)     (64.3)
  Foreign currency translation                     (5.9)    (12.3)       6.9
  Offset to the change in gross deferred
   income tax assets due to dual residency
   status of a NL subsidiary and
   redetermination of certain U.S. tax
   attributes                                      14.5     (14.9)      (3.7)


                                                 $ 11.6    $(18.5)    $(54.1)




                                                      DECEMBER 31, 1997
                                                    ASSETS   LIABILITIES
                                                       (IN MILLIONS)
Tax effect of temporary differences related to:
  Inventories                                      $   4.2     $  (2.8)
  Marketable securities                               -          (87.9)
  Mining properties                                   -           (6.1)
  Property and equipment                              -         (153.8)
  Accrued OPEB costs                                  19.8        -
  Accrued environmental liabilities and
   other deductible differences                      102.3        -
  Other taxable differences                           -         (116.7)
  Investments in subsidiaries and affiliates not
   members of the Contran Tax Group                   78.8       (17.6)
  Tax loss and tax credit carryforwards              167.7        -
Valuation allowance                                 (188.6)       -

    Adjusted gross deferred tax assets               184.2      (384.9)
(liabilities)
Netting of items by tax jurisdiction                (176.6)      176.6

                                                       7.6      (208.3)
Less net current deferred tax asset (liability)        7.5         (.9)


    Net noncurrent deferred tax asset (liability)  $    .1     $(207.4)




                                                     DECEMBER 31, 1998
                                                    ASSETS   LIABILITIES
                                                      (IN MILLIONS)
Tax effect of temporary differences related to:
  Inventories                                      $   3.4     $  (3.9)
  Marketable securities                                -         (80.8)
  Mining properties                                    -          (1.5)
  Property and equipment                               -        (157.5)
  Accrued OPEB costs                                  16.6         -
  Accrued environmental liabilities and
   other deductible differences                       72.1         -
  Other taxable differences                            -        (160.5)
  Investments in subsidiaries and affiliates not
   members of the Contran Tax Group                    6.6       (48.3)
  Tax loss and tax credit carryforwards              138.2         -
Valuation allowance                                 (134.5)        -

    Adjusted gross deferred tax assets               102.4      (452.5)
(liabilities)
Netting of items by tax jurisdiction                 (97.6)       97.6

                                                       4.8      (354.9)
Less net current deferred tax asset (liability)        4.8        (1.2)


    Net noncurrent deferred tax asset (liability)  $   -       $(353.7)




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

     Certain of NL's U.S. and non-U.S. income tax returns are being examined and tax authorities have proposed or may propose tax deficiencies, including non-income related items and interest. NL previously reached an agreement with the German tax authorities and paid certain tax deficiencies of approximately DM 44 million ($28 million when paid), including interest, which resolved certain significant tax contingencies for years through 1990. In 1998, NL received a DM 14 million ($8.2 million when received) refund of previously-paid German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. NL's refund resulted in a reduction of the previously-reached settlement amount referred to above from the DM 44 million to DM 30 million for years through 1990. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 172 million ($103 million at December 31, 1998) through 1997 remain outstanding and are in litigation. Of these, one primary issue represents disputed amounts aggregating DM 160 million ($96 million) for the years through 1997. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997, a German tax court proceeding involving a tax issue substantially the same as this issue was decided in favor of the taxpayer. The German tax authorities appealed the decision to the German Supreme Court, and in February 1999 the German Supreme Court upheld the tax court's ruling in favor of the taxpayer. NL believes that the German Supreme Court's judgment should determine the outcome of NL's primary dispute with the German tax authorities. Based on this German Supreme Court judgment, NL will request that its tax assessments be withdrawn. NL has granted a DM 94 million ($57 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, NL expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

     In addition, during 1997 NL reached an agreement with the German tax authorities regarding certain other issues not in litigation for the years 1991 through 1994, and paid additional tax deficiencies of DM 9 million ($5 million when paid).

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at December 31, 1998) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant a lien for the 1996 assessment when received.

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

    NL utilized foreign tax credit carryforwards of $2 million in 1996 and $17 million in 1997, $13 million of alternative minimum tax credit carryforwards in 1998 and $20 million of U.S. net operating loss carryforwards in 1997 to reduce its current year U.S. federal income tax expense. At December 31, 1998, for U.S. federal income tax purposes, NL had approximately $2 million of foreign tax credit carryforwards which expire in 1999, and had approximately $360 million of income tax loss carryforwards in Germany with no expiration date.

NOTE 16 - EMPLOYEE BENEFIT PLANS:

    Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments and charged to continuing operations approximated $2.2 million in 1996, $2.4 million in 1997 and $2.0 million in 1998.

    Defined benefit plans. The Company maintains various defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

    The rates used in determining the actuarial present value of benefit obligations are presented in the table below.

                                                      DECEMBER 31,
                                           1996         1997          1998

Discount rate                            6.5%-8.5%    6% - 8.5%   5.5% - 8.5%
Rate of increase in future
 compensation levels                     3.5%-6%      3% - 6%     2.5% - 6%
Long-term rate of return on assets       7%  -10%     6% - 10%    6%   - 10%



     The funded status of the Company's defined benefit pension plans and the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations are set forth below. Net periodic pension cost related to Amalgamated's plans approximated $2 million in 1996, and net periodic pension cost related to Medite's plans, included in discontinued operations, was not material in any of the past three years. During 1996, NL reduced certain U.S. employee pension benefits and recognized a $4.6 million curtailment gain. See Note 12. The gain on disposal of NL's specialty chemicals business unit in 1998 includes a $1.5 million curtailment gain. See Note 3.

                                                    YEARS ENDED DECEMBER 31,
                                                1996      1997         1998
                                                        (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits                       $  3,642  $  4,479      $  4,008
  Interest cost on PBO                          16,795    16,695        15,941
  Expected return on plan assets               (16,431)  (16,693)      (15,467)
  Amortization of prior service cost (credit)      435    (1,693)          352
  Amortization of net transition obligations       321      (153)          225
  Recognized actuarial losses (gains)             (806)    1,551           334


                                              $  3,956  $  4,186      $  5,393




                                                    YEARS ENDED DECEMBER 31,
                                                       1997         1998
                                                         (IN THOUSANDS)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year       $288,842     $278,231
  Service cost                                          4,675        4,008
  Interest                                             18,302       17,701
  Participant contributions                             1,276        1,228
  Plan amendments                                         161         -
  Curtailment gain                                       -          (1,513)
  Actuarial losses                                      5,086       36,095
  Change in foreign exchange rates                    (26,310)      10,402
  Benefits paid                                       (13,801)     (17,301)


      Benefit obligations at end of the year         $278,231     $328,851





Change in plan assets:


  Fair value of plan assets at beginning of the yea  $228,171     $225,167
  Actual return on plan assets                         22,833       22,611
  Employer contributions                                2,630       10,797
  Participant contributions                             1,276        1,228
  Change in foreign exchange rates                    (15,942)       4,445

  Benefits paid                                       (13,801)     (17,301)


      Fair value of plan assets at end of year       $225,167     $246,947





Funded status at year-end:


  Plan assets less than PBO                          $(53,064)    $(81,904)
  Unrecognized actuarial loss                          21,775       53,975
  Unrecognized prior service cost                       4,514        3,637
  Unrecognized net transition obligations               1,010        1,220


                                                     $(25,765)    $(23,072)





Amounts recognized in the statement of
 financial position:

  Prepaid pension cost                               $ 24,111     $ 24,190
  Accrued pension cost:
    Current                                            (8,580)      (8,011)
    Noncurrent                                        (45,641)     (44,929)
  Accumulated other comprehensive income                4,345        5,678

                                                     $(25,765)    $(23,072)





     The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of fair value of plan assets were $260 million, $228.3 million and $171.5 million, respectively, at December 31, 1998 (1997 - $211.7 million, $189.0 million and $148.7 million, respectively). At December 31, 1998, approximately 74% of such unfunded amount relates to NL's non-U.S. plans, and substantially all of the remainder relates to certain of NL's U.S. plans (1997 - 69%).

    Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. At December 31, 1997 and 1998, substantially all of the Company's aggregate accrued OPEB cost relates to NL. During 1996, NL reduced certain Canadian employee OPEB benefits and recognized a $1.3 million curtailment gain. See Note 12. The gain on disposal of NL's specialty chemicals business unit in 1998 includes a $3.2 million curtailment gain. See Note 3.

    The rates used in determining the actuarial present value of benefit obligations are presented in the table below. At December 31, 1998, the expected rate of increase in future health care costs is 6% in 1999, gradually declining to 5% in 2000 and thereafter.

                                                  DECEMBER 31,
                                       1996        1997          1998

Discount rate                          7.5%         7%           6.5%
Rate of increase in future
 compensation levels                   6%           6%             6%
Long-term rate of return on assets     9%           9%             9%



    The components of the periodic OPEB cost and accumulated OPEB obligations are set forth below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.1 million (decreased by $.1 million) in 1998, and the actuarial present value of accumulated OPEB obligations at December 31, 1998 would have increased by $.9 million (decreased by $.8 million). Net periodic OPEB cost related to Amalgamated approximated $1.5 million in 1996.

                                         YEARS ENDED DECEMBER 31,
                                        1996     1997       1998
                                              (IN THOUSANDS)
Net periodic OPEB cost:
  Service cost                        $   112  $   105    $    43
  Interest cost                         3,995    3,166      2,393
  Expected return on plan assets         (596)    (584)      (583)
  Amortization of prior service credi  (2,075)  (2,075)    (2,075)
  Recognized actuarial losses (gains)     602     (338)      (811)



                                      $ 2,038  $   274    $(1,033)




                                             YEARS ENDED DECEMBER 31,
                                                 1997         1998
                                                  (IN THOUSANDS)
Change in accumulated OPEB obligations:
  Obligations at beginning of the year         $ 45,085    $ 37,319
  Service cost                                      105          43
  Interest cost                                   3,166       2,393
  Curtailment gain                                 -         (2,354)
  Actuarial losses (gains)                       (5,696)      2,117
  Change in foreign exchange rates                  (71)       (115)
  Benefits paid                                  (5,270)     (5,266)


  Obligations at end of the year               $ 37,319    $ 34,137



Change in plan assets:
  Fair value of plan assets at beginning of    $  6,689    $  6,527
the year
  Actual return on plan assets                      450         450
  Employer contributions                          4,658       4,654
  Benefits paid                                  (5,270)     (5,266)


  Fair value of plan assets and end of the     $  6,527    $  6,365
year


Funded status at year-end:


  Plan assets less than benefit obligations    $(30,792)   $(27,772)
  Unrecognized net actuarial gain               (11,719)     (7,444)
  Unrecognized prior service credit             (14,171)    (12,008)


                                               $(56,682)   $(47,224)





Amounts recognized in statement of financial
position-
 accrued OPEB cost:
  Current                                      $ (5,409)   $ (5,243)
  Noncurrent                                    (51,273)    (41,981)


                                               $(56,682)   $(47,224)








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

     Receivables from and payables to affiliates are summarized in the table below.

                                                     DECEMBER 31,
                                                   1997        1998
                                                    (IN THOUSANDS)
Receivables from affiliates:
  Income taxes receivable from Contran           $   -       $11,719
  Other                                              104         171



                                                 $   104     $11,890



Payables to affiliates:
  Income taxes payable to Contran                $19,472     $  -
  Demand loan from Contran                           -         9,500
  Tremont Corporation                              3,354       3,053
  Louisiana Pigment Company                        8,513       8,264
  Other, net                                        (343)       (680)


                                                 $30,996     $20,137




    Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 7), and amounts payable to Tremont Corporation relate to NL's Insurance Sharing Agreement discussed below.

    In February 1998, Valhi entered into a $120 million revolving credit facility with Contran. Borrowings were collateralized by substantially all of Contran's assets and bore interest at the prime rate. In June 1998, Contran used a portion of the proceeds from the sale of the shares of Tremont common stock to Valhi discussed in Note 3 to repay in full approximately $105 million of principal and accrued interest that it owed to Valhi under such facility, and the facility was canceled.

    Loans are made between the Company and related parties, including Contran and Waste Control Specialists, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $.1 million in 1996, $1.4 million in 1997 and $3.3 million in 1998. Related party interest expense was nominal in each of 1996 and 1997 and was $.1 million in 1998.

    Under the terms of Intercorporate Services Agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to NL and the Company's proportional share of amounts charged to Tremont subsequent to June 30, 1998) were approximately $500,000 in each of 1996 and 1997 and $1 million in 1998. Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 7. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. The Company has established a policy whereby the Board of Directors will consider the payment of additional management fees to Contran for certain financial advisory and other services provided by Contran beyond the scope of the ISAs. No such payments were made in the past three years.

    NL and a wholly-owned insurance subsidiary of Tremont that was a subsidiary of NL prior to 1988 ("NLI Insurance"), are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by NLI Insurance that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by NLI Insurance under certain reinsurance contracts. Also, NLI Insurance will credit NL with respect to certain underwriting profits or credit recoveries that NLI Insurance receives from independent reinsurers that relate to retained liabilities. In the first quarter of 1999, NL collateralized certain letters of credit issued on behalf of NLI Insurance with $9.7 million of NL's cash.

    Certain of the Company's insurance coverages are arranged for and brokered by EWI Re, Inc. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

    During 1998, Valhi purchased (i) 136,780 shares of NL common stock from officers of NL for an aggregate of $2.8 million and (ii) 12,200 shares of Tremont common stock from a former officer of Tremont for an aggregate of $610,000. Such purchases were at market prices on the respective dates of purchase.

    COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1998, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $4.4 million over the next six years and the Cancer Research Agreement, as amended, provides for funds of up to $13.9 million over the next 12 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of 1996 and 1997 and were $1.3 million in 1998. The Company currently expects Contran will make capital contributions to COAM of approximately $2 million in 1999.

     A wholly-owned subsidiary of the Company has agreed to provide certain research, laboratory and quality control services to The Amalgamated Sugar Company LLC. The agreement also grants The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $810,000 in 1997 and $824,000 in 1998. The Amalgamated Sugar Company LLC has also agreed to provide certain administrative services to the subsidiary, and the cost of such services is netted against the agreed-upon research and development services fee.

NOTE 18 - COMMITMENTS AND CONTINGENCIES:

Legal proceedings

    Lead pigment litigation. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

    Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1998, NL had accrued $126 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.


    Certain other information relating to regulatory and environmental matters pertaining to NL is included in Item 1 - "Business - Chemicals" of this Annual Report on Form 10-K.

    The Company has also accrued approximately $4 million at December 31, 1998 in respect of other environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual does not reflect any amounts which the Company could potentially recover from insurers or other third parties and is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters. The imposition of more strict standards or requirements under environmental laws or regulations, new developments or changes in site cleanup costs or allocations of such costs could result in expenditures in excess of amounts currently estimated to be required for such matters.

    Other litigation. In November 1992, a complaint was filed in the U.S. District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. In January 1996, the Court granted the Company's motion for summary judgment with respect to certain counts and denied the Company's motion for summary judgment with respect to other counts. The court also granted plaintiffs' permission to amend their complaint to include new allegations. Plaintiffs subsequently amended their complaint, and a hearing was held in September 1996 on defendants motion for partial summary judgment to dismiss the new counts. In March 1998, the court (i) granted plaintiffs' motion for certification of two plaintiff classes and (ii) granted defendants' motion for partial summary judgment with respect to one of the counts. In November 1998, the parties reached an agreement to settle this matter, subject to final court approval which is expected to occur in March 1999. Resolution of this matter is not expected to have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

     In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV 96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The complaint sought, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. Defendant filed a motion to dismiss, and also filed a counterclaim demanding that Medite pay an approximately $5 million termination penalty contained in the contract. Medite did not believe the termination penalty clause applied due to, among other things, the force majeure provisions of the contract. In December 1998, the parties settled the matter and the complaint and the counterclaim were dismissed with prejudice. Resolution of this matter did not have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

    NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly-owned operations. Various of these actions remain pending. Discovery is proceeding in one such case, In re: Monongalia Mass II, (Circuit Court of Monongalia County, West Virginia Nos. 93-C-362, et al.), involving approximately 3,100 plaintiffs. NL intends to defend these matters vigorously. NL has reached an agreement to settle this case.

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

     In March 1997, NL was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas (Ernest Hughes, et al. v. Owens-Corning Fiberglass Corporation, et al., No. 97-C-051) on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos, and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs have refiled their case in Ohio. NL is a defendant in various other asbestos cases pending in Ohio on behalf of approximately 8,800 personal injury claimants. Plaintiffs have agreed to voluntarily dismiss NL without prejudice from approximately 7,500 of such claims.

     In October 1997, a complaint was filed against Medite Corporation in the U.S. District Court for the District of Oregon (Rogue Resources LLC v. Medite Corporation, No. CV97-1549) alleging breach of contract in connection with Medite's 1996 sale of its timber and timberlands to Rogue Resources. The complaint seeks damages of approximately $615,000 plus plaintiff's costs, attorney fees and litigation expenses. Medite answered the complaint, denying any liability. In February 1999, the parties reached an agreement settling this matter. Resolution of this matter did not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

     In July 1998, Waste Control Specialists filed a civil action against the DOE in the United States District Court for the Northern District of Texas (Waste Control Specialists LLC v. United States Department of Energy, No. 7-98-CV-146-X). The complaint, among other things, seeks a declaratory judgment that the DOE's denial of Waste Control Specialists' September 1996 proposal to provide low-level and mixed radioactive waste disposal services to the DOE, who instead accepted a competing proposal, constituted a failure by the DOE to follow applicable federal statutes and regulations and denied Waste Control Specialists its due process rights under the U. S. Constitution. The complaint also seeks the recovery of $1.2 million, which is the amount Waste Control Specialists incurred in preparing and submitting its proposal to the DOE. In lieu of filing an answer to the complaint, in October 1998 the DOE filed a change of venue motion to have the case transferred to the federal district court for either the Southern District of Ohio, the state of Delaware or the District of Columbia. Waste Control Specialists filed an opposition to the DOE's change of venue motion, and the matter is currently under consideration by the Court. There can be no assurance the Waste Control Specialists will ultimately prevail in this matter.

     In 1998, a complaint was filed by a former employee of Waste Control Specialists in the 295th Judicial District Court for the State of Texas against Waste Control Specialists (Kenneth F. Jackson v. Waste Control Specialists LLC, et al., No. 98-00364) seeking, among other things, damages not in excess of $3 million for the defendants' alleged breach of plaintiff's employment contract. Waste Control Specialists believes the complaint is without merit and has answered the complaint, denying liability. The case is currently is discovery, and a trial is scheduled for April 1999. Waste Control Specialists intends to defend this matter vigorously.

     In February 1999, NL was served with a complaint in Cosey, et al. v. Bullard, et al., No. 95-0069, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs alleging injury due to exposure to asbestos and silica and seeking compensatory and punitive damages. NL intends to file an answer denying the material allegations of the complaint.

    In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its present and former businesses. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Concentrations of credit risk. Sales of TiO2 accounted for approximately 85% to 90% of NL's sales in 1996 and 1997, and substantially all of its sales in 1998. TiO2 is sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which represents a significant portion of NL's sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with approximately one-third attributable to North America.

    Component products are sold primarily to original equipment manufacturers in the U.S. and Canada. In 1998, the ten largest customers accounted for approximately 40% of component products sales with nine of such customers located in the U.S. (1997 and 1996 - approximately one-third of sales with six located in the U.S.).


     At December 31, 1998, consolidated cash and cash equivalents includes $136 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1997 - $53 million), of which $126 million are held in trust for the Company by a single U.S. bank (1997 - $45 million). In addition, at December 31, 1998, consolidated cash and cash equivalents included approximately $40 million invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less (1997 - $239 million).

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

    Rent expense related to the Company's consolidated business segments charged to continuing operations approximated $13 million in each of 1996 and 1997 and $7 million in 1998. At December 31, 1998, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                 AMOUNT
                                                      (IN THOUSANDS)

  1999                                                    $ 3,959
  2000                                                      2,488
  2001                                                      1,961
  2002                                                      1,637
  2003                                                      1,477
  2004 and thereafter                                      19,053


                                                          $30,575




    Capital expenditures. At December 31, 1998 the estimated cost to complete capital projects in process approximated $14 million, all of which relates to NL's TiO2 facilities.

    TiO2 raw material supply contract. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2000. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $98 million.

    Royalties. Royalty expense, which relates principally to the volume of certain Canadian-produced component products sold in the United States, was $601,000 in 1996, $849,000 in 1997 and $1.1 million in 1998.

NOTE 19 -    DISCONTINUED OPERATIONS:

    Discontinued operations (representing operations formerly conducted by subsidiaries of Valcor) are comprised of the following:

                                            YEARS ENDED DECEMBER 31,
                                         1996      1997       1998
                                               (IN THOUSANDS)
Medite Corporation (building products) $37,819   $13,804    $  -
Sybra, Inc. (fast food)                  4,162    19,746       -


                                       $41,981   $33,550    $  -





     Medite. In late 1996 and early 1997, Medite Corporation sold substantially all of its net assets for approximately $215.5 million cash consideration plus the assumption of approximately $24.7 million of indebtedness. Approximately $53 million of the net proceeds were used to pay off and terminate certain bank credit facilities. As part of the plan of disposal, two small Medite facilities were closed and sold in 1997 for aggregate cash consideration approximating previously-estimated net realizable value. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented. At December 31, 1998, only a nominal amount of net assets related to Medite remain.

     Medite's 1996 results include a $24 million pre-tax charge for the estimated costs of permanently closing a facility in New Mexico, and a $13 million pre-tax charge for the estimated costs of permanently closing the two small facilities discussed above. Approximately $26 million of such charges represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of the charge represented workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which substantially all had been paid at December 31, 1998 (approximately $7 million and $3 million paid at December 31, 1997 and 1996, respectively). Substantially all of the building and equipment from the New Mexico facility and the other two small facilities were sold for cash consideration approximating the previously-estimated net realizable value.

     Condensed income statement data for Medite is presented below. The $24 million pre-tax plant charge is included in Medite's operating income for 1996 because the decision to close the New Mexico facility occurred prior to the decision to permanently dispose of the entire business segment. The aggregate net gain on disposal in 1996 includes the $13 million charge associated with the closure of the two small facilities, and a nominal charge associated with a curtailment of its U.S. defined benefit plan. Interest expense included in discontinued operations represents interest on indebtedness of Medite and its subsidiaries.


                                            YEARS ENDED DECEMBER 31,
                                              1996            1997
                                                  (IN MILLIONS)
Operations of Medite:
  Net sales                                  $171.1           $24.1



  Operating income (loss)                    $ (7.9)          $ 1.5
  Interest expense and other, net              (6.7)            (.4)

    Pre-tax income (loss)                     (14.6)            1.1
  Income tax expense (benefit)                 (4.1)             .5

                                              (10.5)             .6

Net gain on disposal:
  Pre-tax gain                                 75.1            22.3
  Income tax expense                           26.8             9.1

                                               48.3            13.2



                                             $ 37.8           $13.8








    Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                               YEARS ENDED DECEMBER 31,
                                                  1996           1997
                                                     (IN MILLIONS)
Cash flows from operating activities             $ 24.9          $(42.1)


Cash flows from investing activities:
  Capital expenditures                            (13.3)            -
  Proceeds from disposal of business units        179.1            38.3
  Other, net                                         .1             (.4)

                                                  165.9            37.9


Cash flows from financing activities:
  Indebtedness, net                               (64.0)            -
  Other, net                                        -              -

                                                  (64.0)           -



                                                 $126.8          $ (4.2)





     Sybra. In 1997, the Company disposed of its fast food operations conducted by Sybra. The disposition was accomplished in two separate, simultaneous transactions. The first transaction involved the sale of certain restaurant real estate owned by Sybra for $45 million cash consideration. Substantially all of the net-of-tax proceeds from this transaction were distributed to Valcor. The second transaction involved Valcor's sale of 100% of the common stock of Sybra for $14 million cash consideration plus the repayment by the purchaser of approximately $23.8 million of Sybra's intercompany indebtedness owed to Valcor. Under certain conditions, the purchaser of Sybra's common stock is obligated to pay additional contingent consideration of approximately $2 million to Valcor in the future. Accordingly, the accompanying financial statements present the results of operations of Sybra's fast food operations as discontinued operations for all periods presented.

     Condensed income statement data for Sybra through the date of disposal are presented below. Interest expense represents interest on indebtedness of Sybra. The gain on disposal includes both Sybra's sale of its restaurant real estate and Valcor's sale of Sybra's common stock. The provision for income taxes applicable to the pre-tax gain on disposal varies from the 35% federal statutory rate due principally to the excess of tax basis over book basis of the common stock of Sybra sold for which no deferred income tax benefit was previously recognized.

                                             YEARS ENDED DECEMBER 31,
                                                 1996          1997
                                                   (IN MILLIONS)
Operations of Sybra:


  Net sales                                     $116.0         $37.9



  Operating income                              $  8.9         $ 1.7
  Interest expense and other, net                 (2.3)          (.6)

    Pre-tax income                                 6.6           1.1
  Income tax expense                               2.4            .5

                                                   4.2            .6

Net gain on disposal:

  Pre-tax gain                                     -            23.2
  Income tax expense                               -             4.1

                                                   -            19.1


                                               $  4.2          $19.7





     Condensed cash flow data for Sybra through the date of disposal (excluding dividends paid to and intercompany loans with Valcor, but including the net proceeds from Valcor's sale of Sybra's common stock) is presented below.

                                              YEARS ENDED DECEMBER 31,
                                                 1996          1997
                                                    (IN MILLIONS)
Cash flows from operating activities           $ 12.9          $(1.1)


Cash flows from investing activities:
  Capital expenditures                           (6.1)          (1.8)
  Proceeds on disposal of assets                  -             55.3
  Other, net                                      (.1)            .4

                                                 (6.2)          53.9


Cash flows from financing activities -
  Indebtedness, net
                                                (16.5)          22.4


                                               $ (9.8)         $75.2






NOTE 20 - TRANSFER OF CONTROL OF THE AMALGAMATED SUGAR COMPANY:

     On January 3, 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The Company received approximately $11.5 million net of pre-closing cash dividends from Amalgamated in 1997. Also as part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. See Note 10.

     In connection with the transaction, Valhi provided $180 million of loans to Snake River in January 1997 (the "Snake River Loan"), of which $100 million was prepaid in May 1997 when Snake River obtained an equal amount of third-party term loan financing. Valhi's remaining $80 million loan to Snake River is unsecured, is subordinate to Snake River's third-party term loan and bears interest at a fixed rate of 10.99% through 1998 and 12.99% for 1999 through 2010, with all principal due in 2010. Covenants contained in Snake River's third-party term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the Snake River Loan based on Snake River's excess cash flow, as defined. Under certain conditions, Valhi is required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party term loan as a condition to permit continued repayment of the Snake River Loan. Also in connection with the transaction, Valhi provided a $12 million loan to Snake River Farms II, a subsidiary of Snake River, in connection with the transaction. This loan was fully repaid in 1997.

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


     Because the Company no longer controls the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $25.4 million in 1997 and $18.4 million in 1998) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. For comparative purposes, Amalgamated's 1996 results of operations and cash flows are reported by the equity method. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. See Note 5. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

     Condensed income statement data for Amalgamated for 1996 is presented below.

                                                      AMOUNT
                                                  (IN MILLIONS)
Net sales:
  Refined sugar                                       $455.7
  By-products and other                                 38.3


                                                      $494.0



Operating income:
  FIFO basis                                          $ 39.3
  LIFO adjustment                                      (15.5)

                                                        23.8

Interest expense                                        (8.6)

                                                        15.2

Income tax expense                                       5.2


    Net income                                        $ 10.0





     Condensed cash flow data for Amalgamated in 1996 (excluding dividends paid to and intercompany loans with Valhi) is presented below.

                                                      AMOUNT
                                                  (IN MILLIONS)
Cash flows from operating activities                   $ 24.6


Cash flows from investing activities:
  Capital expenditures                                  (13.7)
  Other, net                                               .2

                                                        (13.5)

Cash flows from financing activities -
 Indebtedness, net                                        4.3



                                                       $ 15.4




NOTE 21 -    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                  QUARTER ENDED

                                    MARCH 31   JUNE 30   SEPT. 30   DEC. 31

                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1997
  Net sales                           $265.3  $280.2    $275.3      $272.3
  Operating income                      19.8    30.8      39.0        45.4

  Income (loss) from continuing
   operations                         $(23.1) $  2.6     $ 8.4      $ 39.2
  Discontinued operations               15.6    19.8       (.9)        (.9)
  Extraordinary item                     -       (.4)     (3.9)        -


      Net income (loss)               $ (7.5) $ 22.0    $  3.6      $ 38.3



  Basic earnings per common share:
    Continuing operations             $ (.20)  $  .02    $  .07     $  .34
    Discontinued operations              .13      .17      (.01)      (.01)
    Extraordinary item                   -        -        (.03)       -


      Net income (loss)               $ (.07)  $  .19    $  .03     $  .33




YEAR ENDED DECEMBER 31, 1998
  Net sales                           $267.4  $281.3    $260.2      $250.5

  Operating income                      41.7    51.1      49.0        44.7

  Income (loss) from continuing
   operations                         $204.7  $ (2.1)    $ 13.1     $ 10.1
  Extraordinary item                    (1.3)     -        (1.4)      (3.5)


      Net income (loss)               $203.4   $ (2.1)   $ 11.7     $  6.6



  Basic earnings per common share:
    Continuing operations             $ 1.78   $ (.02)   $  .11     $  .09
    Extraordinary item                  (.01)     -        (.01)      (.03)


      Net income (loss)               $ 1.77   $ (.02)   $  .10     $  .06





    The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.




                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

    Our report on the consolidated financial statements of Valhi, Inc. and Subsidiaries as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998, which report is based in part upon the reports of other auditors and is included in this Annual Report on Form 10-K, also included an audit of the financial statement schedules of Valhi, Inc. and Subsidiaries listed in the index on page F of this Annual Report on Form 10-K. In our opinion, based upon our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1.







                                       PricewaterhouseCoopers LLP


Dallas, Texas
March 19, 1999

                   VALHI, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     CONDENSED BALANCE SHEETS

                    DECEMBER 31, 1997 AND 1998

                          (IN THOUSANDS)

                                                     1997         1998

Current assets:
  Cash and cash equivalents                        $129,686   $    5,957
  Accounts and notes receivable                       8,744       14,912
  Receivables from subsidiaries and affiliates          104       13,582
  Deferred income taxes                               1,315        1,316
  Other                                                 292           71


      Total current assets                          140,141       35,838


Other assets:
  Marketable securities                             267,540      261,480
  Investment in subsidiaries and affiliates         272,447      635,621
  Loans receivable                                   80,000       80,000
  Other assets                                        2,408        2,459
  Property and equipment, net                         3,272        3,030


      Total other assets                            625,667      982,590


                                                   $765,808   $1,018,428



Current liabilities:
  Accounts payable and accrued liabilities         $  6,023   $    5,561
  Demand loan from affiliate                           -           9,500
  Other payables to subsidiaries and affiliates      17,999           12

  Income taxes                                        1,414        1,302


      Total current liabilities                      25,436       16,375


Noncurrent liabilities:
  Long-term debt                                    337,823      334,104
  Deferred income taxes                              11,249       78,867
  Other                                               6,366       10,560


      Total noncurrent liabilities                  355,438      423,531


Stockholders' equity                                384,934      578,522


                                                   $765,808   $1,018,428



                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                  CONDENSED STATEMENTS OF INCOME

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                         1996      1997       1998

Revenues and other income:
  Securities transaction gains        $    138  $ 46,263   $  8,006
  Interest and dividend income           4,158    49,711     37,054
  Other, net                             4,623     2,062      5,689

                                         8,919    98,036     50,749


Costs and expenses:
  General and administrative             9,012     9,115     45,195
  Interest                              13,579    36,057     31,457
  Other, net                               (59)     (379)       274

                                        22,532    44,793     76,926


                                       (13,613)   53,243    (26,177)


Equity in subsidiaries and affiliates   (1,137)  (20,540)   308,922


  Income (loss) before income taxes    (14,750)   32,703    282,745

Income taxes (benefit)                 (14,815)    5,602     56,928


  Income from continuing operations         65    27,101    225,817

Discontinued operations                 41,981    33,550       -


Extraordinary item                        -       (4,291)    (6,195)


      Net income                      $ 42,046  $ 56,360   $219,622







                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                CONDENSED STATEMENTS OF CASH FLOWS

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                           1996        1997        1998

Cash flows from operating activities:
  Net income                             $ 42,046  $  56,360    $ 219,622
  Securities transaction gains               (138)  (46,263)       (8,006)
  Noncash interest expense                 12,492    12,407         7,710
  Deferred income taxes                    (6,163)   (6,818)       70,312
  Equity in subsidiaries & affiliates:
    Continuing operations                   1,137    20,540      (308,922)
    Discontinued operations               (41,981)  (33,550)         -
    Extraordinary item                       -        4,291         6,195
  Dividends from subsidiaries
   and affiliates                          25,764      -          158,130
  Other, net                               (1,773)       535       (5,715)

                                           31,384     7,502       139,326
  Net change in assets and liabilities     (7,374)    13,792      (31,487)


      Net cash provided by
       operating activities                24,010     21,294      107,839


Cash flows from investing activities:
  Purchase of:
    Tremont common stock                     -         -         (172,918)
    NL common stock                       (14,627)  (14,222)      (13,890)
    CompX common stock                       -         -           (5,670)
    Marketable securities                    -       (6,000)       (3,766)
  Investment in Waste Control             (17,000)  (13,000)      (10,000)
Specialists

  Loans to subsidiaries and affiliates:
    Loans                                 (10,800)  (67,625)     (129,250)
    Collections                            13,800    63,625       120,250
  Other loans and notes receivable:

    Loans                                    -     (200,600)         -
    Collections                              -      119,100          -
  Pre-close dividend from Amalgamated        -       11,518          -
  Other, net                                3,875        455         (198)


      Net cash used by
       investing activities               (24,752)  (106,749)    (215,442)



                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

          CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (IN THOUSANDS)

                                            1996        1997        1998

Cash flows from financing activities:
  Indebtedness:
    Borrowings                          $ 127,000     $250,000    $   -
    Principal payments                   (114,000)     (13,000)       -
  Loans from affiliates:
    Loans                                   7,844         -         15,500
    Repayments                               (600)      (7,244)     (6,000)
  Dividends                               (23,057)     (23,149)    (23,131)
  Common stock reacquired                    -            -         (3,692)
  Other, net                                  654        3,024       1,197


      Net cash provided (used) by
       financing activities                (2,159)     209,631     (16,126)


Cash and cash equivalents:
  Net increase (decrease)                  (2,901)     124,176    (123,729)
  Balance at beginning of year              8,411        5,510     129,686


  Balance at end of year                $   5,510     $129,686    $  5,957




Supplemental disclosures-cash paid for:
  Interest                              $   2,270     $ 23,650    $ 23,747
  Income taxes (received)                  (3,121)      (6,532)     15,093






                   VALHI, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

             NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -     BASIS OF PRESENTATION:

    The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.


NOTE 2 -     MARKETABLE SECURITIES:

                                                     DECEMBER 31,

                                                   1997        1998

                                                    (IN THOUSANDS)
                                                <c >
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC             $170,000    $170,000
  Halliburton Company common stock                87,823      79,710
  Other                                            9,717      11,770


                                                $267,540    $261,480






NOTE 3 -     INVESTMENT IN AND ADVANCES TO SUBSIDIARIES AND AFFILIATES:

                                                      DECEMBER 31,

                                                   1997        1998

                                                    (IN THOUSANDS)
Investment in:
  NL Industries                                 $112,196    $384,955
  Tremont Corporation                               -        179,452
  Valcor                                         140,733      51,214
  Waste Control Specialists LLC                   15,518      10,000

                                                 268,447     625,621


Loan to Waste Control Specialists LLC              4,000      10,000


                                                $272,447    $635,621





NOTE 4 -     EQUITY IN EARNINGS OF SUBSIDIARIES AND AFFILIATES:

                                        YEARS ENDED DECEMBER 31,

                                       1996       1997       1998

                                             (IN THOUSANDS)
Continuing operations:
  NL Industries                     $(12,592)   $(25,726) $260,715
  Valcor                               7,853      17,886    56,340
  Waste Control Specialists           (6,407)    (12,700)  (15,518)
  Tremont Corporation                   -           -        7,385
  Amalgamated                         10,009        -         -


                                    $ (1,137)   $(20,540) $308,922



Discontinued operations - Valcor    $ 41,981    $ 33,550  $   -



Extraordinary item:
  Valcor                            $   -         (4,291)      -
  NL Industries                         -           -       (6,195)



                                    $   -       $ (4,291) $ (6,195)






NOTE 5 -     DIVIDENDS FROM SUBSIDIARIES AND AFFILIATES:

                                         YEARS ENDED DECEMBER 31,

                                        1996      1997       1998

                                              (IN THOUSANDS)
NL Industries                        $         $
Valcor                                    383      -        155,000
Amalgamated                            17,000      -           -
Tremont Corporation                      -         -            431
Waste Control Specialists                -         -           -


                                     $ 25,764  $   -       $158,130






NOTE 6 -     LONG-TERM DEBT:

                                                      DECEMBER 31,

                                                   1997        1998

                                                    (IN THOUSANDS)
Snake River Sugar Company                        $250,000   $250,000
LYONs                                              87,823     84,104

                                                  337,823    334,104


Less current portion                                 -


                                                 $337,823   $334,104








    The zero coupon Senior Secured LYONs, $186 million principal amount at maturity in October 2007 outstanding at December 31, 1998, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Halliburton shares. During 1996, 1997 and 1998, holders representing $600,000, $165.3 million and $26.7 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares. The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase dates), or an aggregated $119 million based on the number of LYONs outstanding at December 31, 1998. Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date.

     Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Under certain conditions, up to $37.5 million of such loans may become recourse to Valhi.

     Valhi has a $50 million revolving bank credit facility which matures in November 1999, generally bears interest at LIBOR plus 1.5% and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1998, the full amount of this facility was available for borrowing.

NOTE 7 -     INCOME TAXES:

                                               YEARS ENDED DECEMBER 31,

                                              1996       1997       1998

                                                    (IN THOUSANDS)
Income tax provision (benefit) attributabl
 to continuing operations:
  Currently payable (refundable)           $ (8,652)  $ 12,420   $(13,384)
  Deferred income taxes                      (6,163)    (6,818)    70,312


                                           $(14,815)  $  5,602   $ 56,928



Cash received (paid) for income taxes, net
  Received from subsidiaries               $  7,119   $ 42,467   $  1,933
  Paid to Contran                            (3,445)   (35,620)   (16,917)
  Paid to tax authorities, net                 (553)      (315)      (109)


                                           $  3,121   $  6,532   $(15,093)








    NL and Tremont are separate U.S. taxpayers and are not members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes.

                                                           DEFERRED TAX
                                                         ASSET (LIABILITY)

                                                            DECEMBER 31,

                                                          1997       1998

                                                           (IN THOUSANDS)
Components of the net deferred tax asset (liability):
  Tax effect of temporary differences related to:
    Marketable securities                              $(86,536)   $(79,875)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group                    78,169       3,058
    Accrued liabilities and other deductible
     differences                                          4,596       5,291
    Other taxable differences                            (6,163)     (6,025)


                                                       $ (9,934)   $(77,551)



Current deferred tax asset                             $  1,315    $  1,316
Noncurrent deferred tax liability                       (11,249)    (78,867)


                                                       $ (9,934)   $(77,551)







          VALHI, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 (IN THOUSANDS)

                                                  ADDITIONS
                                    BALANCE AT   CHARGED TO
                                    BEGINNING     COSTS AND      NET
           DESCRIPTION               OF YEAR      EXPENSES    DEDUCTIONS




YEAR ENDED DECEMBER 31, 1996:


  Allowance for doubtful accounts    $  4,972     $ 1,860      $(1,987)





  Amortization of intangibles:


    Goodwill                         $  9,352     $ 8,779      $  -
    Franchise fees and other           11,459       4,447         (372)



                                     $ 20,811     $13,226      $  (372)

YEAR ENDED DECEMBER 31, 1997:


  Allowance for doubtful accounts    $  4,087     $   547      $(1,281)





  Amortization of intangibles:


    Goodwill                         $ 18,131     $ 9,226      $  -
    Franchise fees and other           15,202       3,278         (153)



                                     $ 33,333     $12,504      $  (153)





                                                                 BALANCE
                                      CURRENCY                    AT END
           DESCRIPTION              TRANSLATION    OTHER(A)      OF YEAR




YEAR ENDED DECEMBER 31, 1996:


  Allowance for doubtful accounts     $  (169)    $   (589)      $  4,087





  Amortization of intangibles:


    Goodwill                          $  -        $   -          $ 18,131
    Franchise fees and other             (332)        -            15,202



                                      $  (332     $   -          $ 33,333


YEAR ENDED DECEMBER 31, 1997:


  Allowance for doubtful accounts    $   (214)    $   -          $  3,139





  Amortization of intangibles:


    Goodwill                         $    -       $ (1,571)      $ 25,786
    Franchise fees and other             (829)      (9,390)         8,108



                                     $   (829)    $(10,961)      $ 33,894





            VALHI, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                   (IN THOUSANDS)

                                                 ADDITIONS
                                    BALANCE AT  CHARGED TO
                                    BEGINNING   COSTS AND        NET
           DESCRIPTION               OF YEAR     EXPENSES    DEDUCTIONS

YEAR ENDED DECEMBER 31, 1998:


  Allowance for doubtful accounts    $  3,139     $   (99)     $  (566)





  Amortization of intangibles:


    Goodwill                         $ 25,786     $35,687      $  -
    Franchise fees and other            8,108       2,615         -



                                     $ 33,894     $38,302      $  -










                                                               BALANCE
                                     CURRENCY                  AT END
           DESCRIPTION              TRANSLATION   OTHER(A)     OF YEAR

YEAR ENDED DECEMBER 31, 1998:


  Allowance for doubtful accounts    $    103    $    110      $ 2,687





  Amortization of intangibles:


    Goodwill                         $   -       $(28,232)     $33,241
    Franchise fees and other              697        (819)      10,601



                                     $    697    $(29,051)     $43,842











 (a)    1996 - Elimination of amounts attributable to (i) the Amalgamated Sugar

        Company, which ceased to be consolidated at December 31, 1996 and
        (ii) Medite's Irish subsidiary, which was sold in 1996.
   1997 - Elimination of amounts attributable to operations sold in 1997. 1998 - Elimination of amounts attributable to operations sold in 1998.


                         WASTE CONTROL SPECIALISTS LLC

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1998







                REPORT OF INDEPENDENT ACCOUNTANTS




To the Members of Waste Control Specialists LLC:

    In our opinion, the accompanying balance sheets and the related statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of Waste Control Specialists LLC at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Dallas, Texas
February 24, 1999

                  WASTE CONTROL SPECIALISTS LLC

                          BALANCE SHEETS

                    DECEMBER 31, 1997 AND 1998

                                 (IN THOUSANDS)

              ASSETS
                                                1997        1998

Current assets:
  Cash and cash equivalents                   $   265    $ 1,097
  Trade accounts receivable, net                  970      7,172
  Prepaid expenses                                170        460
  Other                                            45         60


      Total current assets                      1,450      8,789


Other assets:
  Landfill and other operating permits, net     2,279      2,036
  Restricted deposits and other                   120         99


                                                2,399      2,135


Property and equipment:
  Land                                          2,134      2,134
  Buildings                                       256        282
  Treatment, storage and disposal facility     18,837     22,416
  Machinery and equipment                         678      1,222
  Construction in progress                      1,507        378

                                               23,412     26,432
  Less accumulated depreciation                 1,217      2,692

      Net property and equipment               22,195     23,740


                                              $26,044    $34,664





                  WASTE CONTROL SPECIALISTS LLC

                    BALANCE SHEETS (CONTINUED)

                    DECEMBER 31, 1997 AND 1998

                                 (IN THOUSANDS)

       LIABILITIES AND MEMBERS' EQUITY
                                                1997       1998

Current liabilities:
  Current portion of long-term debt           $   489    $ 5,393
  Loan from member                              4,000     10,000
  Accounts payable and accrued liabilities      3,866      7,876
  Deferred revenue                                -        2,990
  Accrued payroll and payroll taxes               151        267
  Accrued interest                                119        246


    Total current liabilities                   8,625     26,772


Noncurrent liabilities:

  Long-term debt                                4,727        157
  Accrued closure and post-closure costs           55        200


                                                4,782        357


Members' equity                                12,637      7,535


                                              $26,044    $34,664





Commitments and contingencies (Notes 2, 6 and 7).


                  WASTE CONTROL SPECIALISTS LLC

                     STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                   1996         1997         1998

Revenues:
  Net sales                       $  -         $  3,410    $ 11,929
  Interest and other                  277           105         143


                                      277         3,515      12,072


Costs and expenses:
  Facility operating expenses        -            5,554      12,559
  Selling                            -            1,842       2,432
  General and administrative         -            2,261       5,097
  Licensing and permitting          1,719         5,159       5,759
  Startup                           4,371          -           -
  Interest                            594         1,087       1,327


                                    6,684        15,903      27,174


    Net loss                      $(6,407)     $(12,388    $(15,102)


                                             )




                  WASTE CONTROL SPECIALISTS LLC

             STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                                    ACH        KNB       TOTAL


Members' equity (deficit) at December 31, 1995    $ 4,446   $(3,014)  $ 1,432

Cash contributions                                 17,000       -      17,000
Net loss                                           (6,407)      -      (6,407)


Members' equity (deficit) at December 31, 1996     15,039    (3,014)   12,025

Cash contributions                                 13,000       -      13,000
Net loss                                          (12,388)      -     (12,388)


Members' equity (deficit) at December 31, 1997     15,651    (3,014)   12,637

Cash contributions                                 10,000       -      10,000
Net loss                                          (15,102)      -     (15,102)


Members' equity (deficit) at December 31, 1998    $10,549   $(3,014)  $ 7,535





                  WASTE CONTROL SPECIALISTS LLC

                     STATEMENTS OF CASH FLOWS

           YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                           1996        1997         1998

Cash flows from operating activities:
  Net loss                               $ (6,407)   $(12,388)    $(15,102)
  Depreciation and amortization                80       1,353        1,799
  Provision for uncollectible accounts       -           -             123
  Changes in assets and liabilities:
    Trade account receivables                -           (970)      (6,325)
    Other current assets                     (187)         (5)        (305)
    Accounts payable and accrued
     expenses                                 800       1,614        4,253
    Deferred revenue                        -            -           2,990
    Other noncurrent liabilities             -             55          145


         Net cash used by operating
          activities                       (5,714)    (10,341)     (12,422)


Cash flows from investing activities:
  Capital expenditures                    (12,238)     (7,068)      (3,020)
  Permitting and other, net                (1,485)        228          (60)


        Net cash used by investing
         activities                       (13,723)     (6,840)      (3,080)




                  WASTE CONTROL SPECIALISTS LLC

               STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                              1996        1997        1998

Cash flows from financing activities:
  Capital contribution received            $ 17,000     $ 13,000    $ 10,000
  Long-term debt:
    Additions                                  -             190         979
    Repayments                                 (267)        (289)       (645)
  Loans from members:
    Additions                                  -          12,000      13,000
    Repayments                                 (100)      (8,000)     (7,000)


        Net cash provided by financing
         activities                          16,633       16,901      16,334


  Net increase (decrease) in cash            (2,804)        (280)        832

Cash and cash equivalents at beginning
 of year                                      3,349          545         265


Cash and cash equivalents at end of year   $    545     $    265    $  1,097




Supplemental disclosures -
 cash paid for interest                    $    594     $    968    $  1,200


                         WASTE CONTROL SPECIALISTS LLC

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 -     ORGANIZATION AND BASIS OF PRESENTATION:

     Waste Control Specialists LLC ("the Company") is a Delaware limited liability company formed in November 1995. In early 1997, the Company completed construction of the initial phase of a waste disposal facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes. The Company has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. Environmental Protection Agency ("U.S. EPA") to accept wastes governed by the Resource Conservation and Recovery Act ("RCRA") and the Toxic Substances Control Act ("TSCA"). In November 1997, the Company was issued a license by the Texas Department of Health for the treatment and storage (but not disposal) of low-level and mixed radioactive wastes. The current provisions of the license generally enable the Company to accept low-level and mixed radioactive wastes for treatment and storage from U.S. commercial and federal facility generators. See Note 6. The Company is also seeking other permits for the processing, treatment, storage and disposal of low-level and mixed-level radioactive wastes.

    Prior to October 1997, the Company was equally owned by Andrews County Holdings, Inc. ("ACH") and KNB Holdings, Ltd. ("KNB"). ACH, a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). KNB, a Texas limited partnership, is controlled by Kenneth N. Bigham, Chief Executive Officer of the Company, as general partner of KNB. Subsequent to October 1997, ACH contributed an aggregate $20 million to the Company's equity, thereby increasing ACH's Membership Interest to 64% at December 31, 1998 and reducing KNB's Membership Interest to 36%. In February 1999, ACH contributed an additional $10 million to the Company's equity, thereby increasing ACH's

Membership Interest to 69% and reducing KNB's Membership Interest to 31%. ACH also holds an option to make an additional $10 million capital contribution which, if contributed, would increase ACH's Membership Interest to 75%.

    Contran Corporation owns, directly or indirectly, approximately 92% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held either by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or by Mr. Simmons directly. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of each of Valhi and Contran, may be deemed to control each of Contran and Valhi.

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

    Trade accounts receivable. Trade accounts receivable are net of an allowance for doubtful accounts of nil and $113,000 at December 31, 1997 and 1998, respectively. They also include amounts billed but subject to retainage clauses of nil and $666,000 at December 31, 1997 and 1998, respectively.

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

    Operating permits. Direct costs related to the acquisition of operating permits are capitalized and are amortized by the straight-line method over a period beginning when the permit is operational and ending on the initial expiration date of the permits. Such costs are stated net of accumulated amortization of $137,000 and $421,000 at December 31, 1997 and 1998, respectively. The respective permits are generally subject to renewal at the option of the issuing governmental agency.

     Revenue recognition   The Company recognizes revenue from long-term
contracts on the percentage-of-completion basis with losses recognized in full when identified. Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to costs and income. Other revenues are recognized when the services are performed.

     Environmental liabilities   The Company provides for estimated closure and
post-closure monitoring costs over the operating life of disposal sites as airspace is consumed. See Note 6.

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

     Formation Agreement. ACH contributed $25 million in cash (the "ACH Initial Capital Contribution") to the Company at various dates prior to October 1997 in return for its initial 50% Membership Interest in the Company. Subsequent to October 1997, ACH has contributed an additional $30 million to the Company's equity, thereby increasing its Membership Interest to 69% and reducing KNB's Membership Interest to 31%. These contributions were used primarily to reduce the then-outstanding balance of the Company's revolving loan from ACH. See Note 4.

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

    Company Agreement. The Company's business is to conduct a broad array of waste management services at the West Texas facility, including the treatment, storage and/or disposal of wastes and other materials regulated under RCRA and TSCA. The business and affairs of the Company are directed by a majority in interest of the Members. The Chief Executive Officer is given the authority to manage the Company's affairs in accordance with the Annual Operating Plan approved by the Members. No Member is obligated to loan, invest or otherwise provide any funds or property to the Company.

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

    Consulting Agreement. The Company agreed to assume the obligations of WCSI under a consulting agreement entered into in October 1995. See Note 7.

NOTE 4 - INDEBTEDNESS:

                                                      DECEMBER 31,

                                                    1997       1998

Third party indebtedness:
  Bank term loan                                   $5,046     $ 4,718
  Demand notes payable to bank (11% and 9.75% at
   December 31, 1997 and 1998, respectively)          170         538
  Equipment financing loans (6.13% - 6.83%) due
   through January 31, 2001
                                                     -            294

                                                    5,216       5,550

  Less current portion                                489       5,393


                                                   $4,727     $   157



Loan from ACH                                      $4,000     $10,000




    The bank term loan is repayable through December 1999, with interest at the greater of (i) prime plus 3.75% or (ii) 12% (12% at December 31, 1997 and 1998) and collateralized by substantially all of the Company's assets. The term loan agreement contains provisions and restrictive covenants customary in lending transactions of this type.

    In March 1997, the Company entered into an unsecured $10 million revolving credit facility with ACH. Borrowings bear interest at prime plus 1% (9.5% and 8.75% at December 31, 1997 and 1998, respectively) and are due no later than December 31, 1999.

    The fair value of indebtedness at December 31, 1997 and 1998 is assumed to approximate its book value.

NOTE 5 - RELATED PARTY TRANSACTIONS:

    It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Certain significant agreements were entered into in conjunction with formation of the Company. See Note 3.

    Mr. Bigham, the general partner of KNB, was appointed Chief Executive Officer of the Company pursuant to a employment agreement effective through at least 2001.

    The Company has entered into a five-year lease for its corporate office facility with an entity controlled by Mr. Bigham at a rate of $42,000 per year. Rent expense related to this lease was $42,000 in each of 1996, 1997 and 1998.


    In March 1997, the Company entered into a $10 million revolving credit facility with ACH. Borrowings bear interest at prime plus 1% and are due December 31, 1999. See Note 4. Interest expense on this loan was $505,000 in 1997 and $634,000 in 1998.

NOTE 6 - ENVIRONMENTAL COSTS AND LIABILITIES

     The Company provides for estimated closure and post-closure monitoring costs over the operating life of the disposal site as airspace is consumed. Such costs are estimated based on the technical requirements of the Subtitle C and D Regulations of the U.S. EPA or the applicable Texas state requirements, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring.

     Cost estimates are based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates are sometimes a range of possible outcomes. In such cases, the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for at least the minimum amount within the range.

     Estimates of the ultimate cost of remediation require a number of assumptions, are inherently difficult and the ultimate outcome may differ from current estimates. However, the Company believes that its experience in the environmental services business provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material.

     Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 3% per annum until expected time of payment.

     The Company's site has an estimated remaining life of over 100 years based upon current site plans and annual volumes of waste. During this remaining site life, the Company estimates it will provide for an additional $23 million of closure and post-closure costs, including inflation.

     The Company's liabilities for closure, post-closure monitoring and environmental remediation costs are summarized below.

                                                               DECEMBER 31,

                                                              1997      1998

                                                              (IN THOUSANDS)

Total accrued                                               $    55   $   200

Amount to be provided over remaining life of the site        23,526    23,381


Expected aggregate undiscounted environmental liabilities   $23,581   $23,581






     Anticipated payments of environmental liabilities at December 31, 1998 are not expected to begin until 2004 at the earliest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:


     Litigation. In July 1998, the Company filed a civil action against the U.S. Department of Energy ("DOE") in the United States District Court for the Northern District of Texas (Waste Control Specialists LLC v. United States Department of Energy, No. 7-98-CV-146-X). The complaint, among other things, seeks a declaratory judgment that the DOE's denial of the Company's September 1996 proposal to provide low-level and mixed radioactive waste disposal services to the DOE, who instead accepted a competing proposal, constituted a failure by the DOE to follow applicable federal statutes and regulations and denied Waste Control Specialists its due process rights under the U. S. Constitution. The complaint also seeks the recovery of $1.2 million, which is the amount the Company incurred in preparing and submitting its proposal to the DOE. In lieu of filing an answer to the complaint, in October 1998 the DOE filed a change of venue motion to have the case transferred to the federal district court for either the Southern District of Ohio, the state of Delaware or the District of Columbia. The Company filed an opposition to the DOE's change of venue motion, and the matter is currently under consideration by the Court. There can be no assurance the Company will ultimately prevail in this matter.

     In 1998, a complaint was filed by a former employee of the Company in the 295th Judicial District Court for the State of Texas against the Company (Kenneth F. Jackson v. Waste Control Specialists LLC, et al., No. 98-00364) seeking, among other things, damages not in excess of $3 million for the defendants' alleged breach of plaintiff's employment contract. The Company believes the complaint is without merit and has answered the complaint, denying liability. The case is currently in discovery, and a trial is scheduled for April 1999. The Company intends to defend this matter vigorously.

     In addition to the complaint described above, the Company is involved in various other claims and disputes incidental to its business. The Company currently believes the disposition of all such claims and disputes, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

    Concentrations of credit risk. At December 31, 1997 and 1998, substantially all of the Company's cash and cash equivalents were held by a single U.S. bank.

    The Company's ten largest customers accounted for approximately three-fourths of its sales in 1998, and four customers comprised about 70% of the trade accounts receivable balance as of December 31, 1998. There were no significant customer sales in 1997 or trade accounts receivable balances at December 31, 1997.

    Consulting agreement. Under the terms of an agreement entered into in October 1995 by WCSI and assumed by the Company at formation, the Company has agreed to pay an independent consultant up to an aggregate of $18.4 million for performing services as a governmental relations representative and consultant. Such fees are based on variable rates of not more than 2% of the revenue generated and will be payable only when the Company receives revenues pursuant to contracts for the disposal of low-level radioactive or mixed wastes generated by, or under the supervision or control of, the U.S. federal government. The agreement currently provides for a security interest in the facility in West Texas to collateralize the Company's obligation under the agreement when the obligation becomes payable.

    Bonus program. The Company has adopted a bonus program whereby certain employees of the Company, excluding Mr. Bigham, may receive specified bonuses if certain operating permits are received before January 2000. If paid, these bonuses would be capitalized as part of the cost of the permit. At December 31, 1998, no amounts have been accrued or paid with respect to such bonuses.





                         THE AMALGAMATED SUGAR COMPANY

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON


                        [TO BE INCLUDED IN VALHI, INC.'S
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998]





                   INDEPENDENT AUDITORS' REPORT



To the Shareholder of The Amalgamated Sugar Company:

    We have audited the accompanying statements of income and cash flows of The Amalgamated Sugar Company for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Amalgamated Sugar Company for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  KPMG LLP


Salt Lake City, Utah
January 31, 1997

                         THE AMALGAMATED SUGAR COMPANY

                              STATEMENT OF INCOME

                          Year ended December 31, 1996
                                 (In thousands)

                                                         1996

Revenues and other income:
  Net sales                                           $493,996
  Interest and other                                     1,857


                                                       495,853


Costs and expenses:
  Cost of sales                                        378,643
  Selling, general and administrative                   93,359
  Interest                                               8,611


                                                       480,613


    Income before income taxes                          15,240

Provision for income taxes                               5,231


    Net income                                        $ 10,009






                         THE AMALGAMATED SUGAR COMPANY

                            STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996
                                 (In thousands)

                                                        1996

Cash flows from operating activities:
  Net income                                         $  10,009
  Depreciation                                          14,995
  Deferred income taxes                                   (578)
  Other, net                                             1,227

                                                        25,653
  Change in assets and liabilities:
    Accounts and notes receivable                        6,101
    Inventories                                         (4,289)
    Accounts payable and accrued liabilities             1,274
    Other, net                                          (4,152)


      Net cash provided by operating activities         24,587


Cash flows from investing activities:
  Capital expenditures                                 (13,679)
  Other, net                                               219


      Net cash used by investing activities            (13,460)


Cash flows from financing activities:
  Notes payable, long-term debt and loans from
Valhi:
    Additions                                          648,911
    Principal payments                                (644,582)

  Cash dividends                                       (17,000)


      Net cash used by financing activities            (12,671)


Cash and cash equivalents:
  Net decrease from operating, investing and
   financing activities                                (1,544)
  Balance at beginning of year                          3,546


  Balance at end of year                            $   2,002




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized              $   9,205
  Income taxes                                          6,631



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

    Subsequent to December 31, 1996, the Company contributed substantially all of its net assets to The Amalgamated Sugar Company LLC. See Note 9.

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

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements capitalized. Interest costs related to major, long-term capital projects capitalized as a component of construction costs were nil in 1996.

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

                                                    YEAR ENDED
                                                   DECEMBER 31,

                                                       1996

                                                  (IN THOUSANDS)
Net sales:
  Refined sugar                                      $455,717
  By-products and other                                38,279


                                                     $493,996



Operating income:
  FIFO basis                                         $ 39,285
  LIFO adjustment                                     (15,437)


    Operating income                                   23,848

General corporate items, net                                3
Interest expense                                       (8,611)


    Income before income taxes                       $ 15,240






    Export sales were $14,885,000 in 1996.


Note 4 -     Income taxes:

                                                      YEAR ENDED
                                                  DECEMBER 31, 1996

                                                    (IN THOUSANDS)
Expected tax expense, at federal statutory
 income tax rate of 35%                              $  5,334
State income taxes, net                                   247
Other, net                                               (350)


                                                     $  5,231



Provision for income taxes:
  Currently payable:
    Federal                                          $  5,107
    State                                                 702

                                                        5,809
  Deferred income tax benefit                            (578)


                                                     $  5,231







Note 5 -     Employee benefit plans:

    Defined contribution plan. Substantially all of the Company's full time employees are eligible to participate in a contributory savings plan with partial matching Company contributions. Defined contribution plan expense was $588,000 in 1996.

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

                                                      YEAR ENDED
                                                   DECEMBER 31, 1996

                                                    (IN THOUSANDS)
Net periodic pension cost:
  Service cost benefits earned                        $ 2,149
  Interest cost on PBO                                  2,663
  Actual return on plan assets                         (6,407)
  Net amortization and deferral                         3,728


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

    The rates used in determining the actuarial present value of the accumulated OPEB obligations were (i) discount rate - 7.5%, (ii) rate of annual increases in future compensation levels - 4% to 5% in 1996 and (iii) rate of increase in future health care costs - 10.8% for 1997, gradually declining to approximately 5.8% in 2017 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased approximately $187,000 in 1996.

                                                      YEAR ENDED
                                                  DECEMBER 31, 1996

                                                    (IN THOUSANDS)
Net periodic OPEB cost:
  Service cost                                        $  539
  Interest cost                                        1,137
  Net amortization and deferral                         (121)


                                                      $1,555






    Multiemployer pension plans. A small minority of employees are covered by union-sponsored, collectively-bargained multiemployer defined benefit pension plans. Contributions to multiemployer plans are based upon collective bargaining agreements and were $56,000 in 1996.

Note 6 -     Related party transactions:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Loans are made between the Company and Valhi with interest at rates related to the Company's other credit arrangements. Such loans reprice with changes in market interest rates and book value is deemed to approximate fair value. Interest expense on loans from Valhi was $17,000 in 1996.

    Under the terms of an Intercorporate Service Agreement with Valhi, Valhi performs certain management, financial and administrative services for the Company on a fee basis. Fees pursuant to this agreement were $220,000 in 1996.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of such options. For financial reporting purposes, the Company accounts for the related expense of $5,000 in 1996 in a manner similar to accounting for stock appreciation rights.

    Restricted stock is forfeitable unless certain periods of employment are completed. The Company pays Valhi the market value of the restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Expense related to restricted stock was $19,000 in 1996.

    Effective December 1, 1995, Amalgamated entered into a renewable, one-year agreement to provide administrative services to Amalgamated Research Inc., an indirect wholly-owned subsidiary of Valhi, for an annual fee of $288,000 and a ten-year Service and Sharing Agreement whereby Amalgamated Research will provide certain research, laboratory and quality control services to Amalgamated for a fee of $1,659,000 per year to be adjusted annually based on a composite index. The Sharing Agreement also (i) grants Amalgamated a non-exclusive, perpetual royalty-free license to use currently existing or hereafter developed technology applicable to sugar operations and (ii) provides for certain royalties to Amalgamated from future sales or licenses of Amalgamated Research's technology. Aggregate net expense under these agreements was $1,532,000 in 1996. See Note 9.

    Amalgamated also leases its corporate office facility from Amalgamated Research for annual rentals of $256,000 through the year 2000. The office lease can be extended for up to ten additional years at the then prevailing market rental rates.

    Charges from other related parties for services provided in the ordinary course of business aggregated $101,000 in 1996.

Note 7 - Commitments and contingencies:

    Legal proceedings. In November 1992, a complaint was filed in the United States District Court for the District of Utah against Valhi, Amalgamated and the Amalgamated Retirement Plan Committee (American Federation of Grain Millers International, et al. v. Valhi, Inc. et al., No. 29-NC-129J). The complaint, a purported class action on behalf of certain current and retired hourly employees of Amalgamated, alleges, among other things, that the defendants breached their fiduciary duties under ERISA by amending certain provisions of a retirement plan for hourly employees maintained by Amalgamated to permit the reversion of excess plan assets to Amalgamated in 1986. The complaint seeks a variety of remedies, including, among other things, orders requiring a return of all reverted funds (alleged to be in excess of $8 million) and any profits earned thereon, a distribution of such funds to the plan participants, retirees and their beneficiaries and enhancement of the benefits under the plan, and an award of costs and expenses, including attorney fees. In January 1996, the court granted the Company's motion for summary judgment with respect to certain counts and denied the Company's motion for summary judgment with respect to other counts. The court also granted plaintiffs permission to amend their complaint to include new allegations. The plaintiffs subsequently amended their complaint and, in June 1996, the Company made a motion for summary judgment on the new allegations. In September 1996, the court heard the defendants' motion. The parties are awaiting a decision on the motion. See Note 9.

    The Company is also involved in routine legal proceedings incidental to its normal business activities and environmental related matters. The Company believes the disposition of all such proceedings, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    Concentration of credit risks. The Company sells sugar primarily in the North Central and Intermountain Northwest regions of the United States. The Company does not believe it is dependent upon one or a few customers; however, major food processors are substantial customers and represent an important portion of sales. The Company's ten largest customers account for approximately one-third of sales with the largest single customer accounting for approximately 5% of sales in 1996.

Note 8 - Other items:

    The fair value of all financial instruments is deemed to approximate carrying value as they reprice with changes in market interest rates and/or have short terms to maturity.

    Research and development costs, expensed as incurred, were $1,517,000 in 1996. Advertising costs, expensed as incurred, were $125,000 in 1996.

    Rent expense under operating leases, principally for facilities, was $603,000 in 1996.

Note 9 - Subsequent events:

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

     The Company's net assets contributed to the LLC include the rights and obligations associated with the agreements between the Company and Amalgamated Research discussed in Note 6. However, the LLC did not assume any obligation arising out of the American Federation of Grain Millers International case discussed in Note 7.


     In December 1996, Amalgamated declared, and in January 1997 paid, $13 million in pre-closing cash dividends to Valhi.



01/31/97
MC