Form 10-Q
period 1999-03-31
VALHI INC /DE/
filed 1999-05-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   MARCH 31, 1999           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 1999: 114,506,014.
                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1998
          and March 31, 1999                               3-4

         Consolidated Statements of Income -
          Three months ended March 31, 1998 and 1999       5-6

         Consolidated Statements of Comprehensive Income (Loss) -
          Three months ended March 31, 1998 and 1999        7

         Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 1999                 8

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1999      9-10

         Notes to Consolidated Financial Statements       11-18

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.            19-37

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                               38

  Item 6. Exhibits and Reports on Form 8-K.                38
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                       DECEMBER 31,   MARCH 31,
                                               1998         1999

Current assets:
  Cash and cash equivalents                $  224,572   $  176,213
  Accounts and other receivables              167,660      192,757
  Refundable income taxes                      16,443       15,357
  Receivable from affiliates                   11,890       17,436
  Inventories                                 246,338      235,657
  Prepaid expenses                              3,723        5,847
  Deferred income taxes                         4,836        5,443


      Total current assets                    675,462      648,710


Other assets:
  Marketable securities                       265,567      267,386
  Investment in and advances to affiliates    370,654      359,764
  Loans and notes receivable                   82,290       81,939
  Mining properties                            15,581       14,558
  Prepaid pension cost                         24,190       24,253
  Goodwill                                    259,336      270,812
  Deferred income taxes                          -           2,619
  Other                                        21,737       19,910


      Total other assets                    1,039,355    1,041,241


Property and equipment:
  Land                                         16,364       17,741
  Buildings                                   150,879      154,838
  Equipment                                   511,042      499,657
  Construction in progress                      7,918       13,614

                                              686,203      685,850
  Less accumulated depreciation               158,867      160,053


      Net property and equipment              527,336      525,797


                                           $2,242,153   $2,215,748



                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY    DECEMBER 31,    MARCH 31,
                                               1998          1999

Current liabilities:
  Notes payable                            $   36,391   $   33,293
  Current maturities of long-term debt         65,448       42,115
  Accounts payable                             67,592       56,996
  Accrued liabilities                         148,838      158,381
  Payable to affiliates                        20,137       29,216
  Income taxes                                 12,943        8,743
  Deferred income taxes                         1,237        1,906


      Total current liabilities               352,586      330,650


Noncurrent liabilities:
  Long-term debt                              630,554      662,174
  Accrued pension costs                        44,929       47,850
  Accrued OPEB costs                           41,981       41,076
  Accrued environmental costs                  83,922       72,173
  Deferred income taxes                       353,717      341,448
  Other                                        44,220       45,658


      Total noncurrent liabilities          1,199,323    1,210,379


Minority interest                             111,722      111,233


Stockholders' equity:

  Common stock                                  1,255        1,255
  Additional paid-in capital                   42,789       42,917
  Retained earnings                           512,468      509,047
  Accumulated other comprehensive income:
    Marketable securities                     122,826      124,593
    Currency translation                      (22,712)     (32,654)
    Pension liabilities                        (2,845)      (6,413)
  Treasury stock                              (75,259)     (75,259)


      Total stockholders' equity              578,522      563,486


                                           $2,242,153   $2,215,748







Commitments and contingencies (Note 1)

                   VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1998        1999

Revenues and other income:
  Net sales                                  $267,388   $256,774
  Gain on:
    Disposal of business unit                 330,217       -
    Reduction in interest in CompX             67,902       -
  Other, net                                   20,628     16,087


                                              686,135    272,861

Costs and expenses:
  Cost of sales                               187,579    188,515
  Selling, general and administrative          49,177     44,612
  Interest                                     25,450     18,411


                                              262,206    251,538


                                              423,929     21,323

Equity in earnings of:
  Tremont Corporation                            -          (701)
  Waste Control Specialists                    (3,171)    (5,224)


    Income before income taxes                420,758     15,398

Provision for income taxes                    181,641      5,111


Minority interest in after-tax earnings        34,450      7,924


    Income before extraordinary item          204,667      2,363

Extraordinary item                             (1,269)      -


      Net income                             $203,398   $  2,363






                   VALHI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1998        1999

Basic earnings per common share:
  Income before extraordinary item                  $   1.78   $    .02
  Extraordinary item                                    (.01)      -


    Net income                                      $   1.77   $    .02







Diluted earnings per share:


  Income before extraordinary item                  $   1.76   $    .02
  Extraordinary item                                    (.01)      -


    Net income                                      $   1.75   $    .02


Cash dividends per share                            $    .05   $    .05




Shares used in the calculation of per share
amounts:
  Basic earnings per common share                    115,135    114,982
  Dilutive impact of outstanding stock options           969      1,202


  Diluted earnings per share                         116,104    116,184






                   VALHI, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                      1998        1999

Net income                                        $203,398    $  2,363


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized gains arising during the period       2,706       1,784
    Less reclassification for gains included
     in net income
                                                       (79)        (17)

                                                     2,627       1,767


  Currency translation adjustment                     (517)     (9,942)


  Pension liabilities adjustment                     1,013      (3,568)


    Total other comprehensive income, net            3,123     (11,743)


      Comprehensive income (loss)                 $206,521    $ (9,380)







                               VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            THREE MONTHS ENDED MARCH 31, 1999

                                      (IN THOUSANDS)

                                             ADDITIONAL
                                     COMMON    PAID-IN      RETAINED
                                     STOCK     CAPITAL      EARNINGS

Balance at December 31, 1998       $1,255     $42,789     $512,468

Net income                           -           -           2,363
Dividends                            -           -          (5,784)
Other comprehensive income, net      -           -            -
Other, net                           -            128         -


Balance at March 31, 1999          $1,255     $42,917     $509,047


                       ACCUMULATED OTHER COMPREHENSIVE
                                   INCOME                              TOTAL
                      MARKETABLE  CURRENCY    PENSION    TREASURY   STOCKHOLDERS'
                      SECURITIES  TRANSLATION LIABILITIES  STOCK       EQUITY

Balance at
 December 31, 1998    $122,826   $(22,712)  $(2,845)    $(75,259)    $578,522

Net income                -          -         -           -            2,363
Dividends                 -          -         -           -           (5,784)
Other comprehensive
 income, net             1,767     (9,942)  (3,568)        -          (11,743)
Other, net                -          -          -

Balance at
 March 31, 1999

                      $124,593   $(32,654)  $(6,413)    $(75,259)    $563,486





                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                 1998          1999

Cash flows from operating activities:
  Net income                                 $ 203,398    $  2,363
  Depreciation, depletion and amortization     14,385       16,157
  Gain on:
    Disposal of business unit                (330,217)        -
    Reduction in interest in CompX            (67,902)        -
  Noncash interest expense                      7,931        2,457
  Deferred income taxes                        95,402        4,120
  Minority interest                            34,450        7,924
  Other, net                                   (2,285)      (2,569)
  Equity in:
    Tremont Corporation                          -             701
    Waste Control Specialists                    3,171       5,224
  Distributions from:

    Manufacturing joint venture                  -           6,500
    Tremont Corporation                           -            216


                                              (41,667)      43,093

  Change in assets and liabilities:
    Accounts and other receivables            (37,047)     (26,321)
    Inventories                                 1,315        8,215
    Accounts payable and accrued liabilities      (96)     (15,068)
    Accounts with affiliates                  (20,781)      (6,847)
    Income taxes                               71,290       (2,348)
    Other, net                                  26,003      (3,318)


        Net cash used by operating activities     (983)     (2,594)


Cash flows from investing activities:
  Capital expenditures                         (4,027)     (13,416)
  Purchases of:
    Business unit                             (33,053)     (52,110)
    NL common stock                            (7,955)        -
    CompX common stock                           -            (624)
    Marketable securities                      (9,200)        -
  Investment in Waste Control Specialists        -         (10,000)
  Proceeds from disposal of business unit     435,080         -
  Loans to affiliates:
    Loans                                    (114,550)        -
    Collections                                 9,550        6,000
  Other, net                                        94       2,153


        Net cash provided (used) by investing
         activities                                        (67,997)
                                               275,939


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                          (IN THOUSANDS)

                                                       1998        1999

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                      $  30,491  $ 76,271
    Principal payments                              (216,111)   (60,791)
    Deferred financing costs paid                       (220)      -
  Loans from affiliate:
    Loans                                               -        17,300
    Repayments                                          -        (6,800)
  Valhi dividends paid                                (5,792)    (5,784)
  Distributions to minority interest                    -          (759)
  Proceeds from issuance of CompX common stock       110,378       -
  Common stock reacquired                             (2,301)      -
  Other, net                                              664       247


      Net cash provided (used) by financing
       activities                                                19,684
                                                      (82,891)


Cash and cash equivalents - net change from:

  Operating, investing and financing activities      192,065    (50,907)
  Currency translation                                  (495)    (1,609)
  Business units acquired                               -         4,157
  Business unit sold                                  (7,630)      -
Cash and equivalents at beginning of period           360,369   224,572

Cash and equivalents at end of period               $ 544,309  $176,213




Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized            $  10,957  $  8,385
    Income taxes, net                                 29,807      9,264


  Business unit acquired - net assets consolidated:

    Cash and cash equivalents                       $    -     $  4,157
    Goodwill and other intangible assets              23,080     14,826
    Other non-cash assets                             17,782     52,799
    Liabilities                                        (7,809)  (19,672)


    Cash paid                                       $  33,053  $ 52,110







                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1999 and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.
The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 1998 Annual Report.

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

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                       % OWNED
    OPERATIONS                 PRINCIPAL ENTITIES            AT MARCH 31, 1999


  Chemicals             NL Industries, Inc.                         58%*
  Component products    CompX International Inc.                    64%
  Titanium metals       Tremont Corporation                         48%*
  Waste management      Waste Control Specialists                   69%

* Tremont owns an additional 20% of NL.

                                                THREE MONTHS ENDED
                                                     MARCH 31,

                                                 1998        1999

                                                   (IN MILLIONS)
Net sales:
  Chemicals                                      $235.3     $201.6
  Component products                               32.1       55.2


    Total net sales                              $267.4     $256.8



Operating income:
  Chemicals                                      $ 37.4     $ 26.0
  Component products                                4.3        9.5


    Total operating income                         41.7       35.5

Gain on:
  Disposal of business unit                       330.2       -
  Reduction in interest in CompX                   67.9       -
General corporate items:
  Interest and dividend income                     17.2       10.6
  Securities transactions                            .1       -
  Expenses, net                                    (7.8)      (6.4)
Interest expense                                  (25.4)     (18.4)

                                                  423.9       21.3


Equity in:
  Tremont Corporation                               -          (.7)
  Waste Control Specialists                        (3.2)      (5.2)


    Income before income taxes                   $420.7     $ 15.4




                                       THREE MONTHS ENDED MARCH 31,

                                    DEPRECIATION,
                                    DEPLETION AND           CAPITAL
                                    AMORTIZATION         EXPENDITURES

                                    1998       1999     1998       1999

                                              (IN MILLIONS)
Chemicals                         $13.3       $13.6      $2.4   $ 5.0
Component products                  1.0         2.4       1.6     5.5
Other                                .1          .2        -      2.9



                                  $14.4       $16.2      $4.0   $13.4




     In January 1999, CompX acquired Thomas Regout Holding N.V., a producer of precision ball bearing slides, for NLG 98 million ($52 million) cash consideration. During the first quarter of 1999, Valhi purchased 30,000 shares of CompX common stock in market transactions for an aggregate of $624,000.

     The Company has not consolidated its majority-owned subsidiary, Waste Control Specialists, because the Company is not deemed to control Waste Control Specialists. In February 1999, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest from 64% to 69%. Approximately $6 million of such equity contribution was used by Waste Control Specialists to reduce the outstanding balance of its revolving borrowings from the Company. The Company also holds an option to make an additional $10 million equity contribution to Waste Control Specialists which, if contributed, would increase its membership interest to 75%.

     Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and Tremont's 39%-owned affiliate Titanium Metals Corporation ("TIMET," NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

NOTE 3 -     MARKETABLE SECURITIES:

                                            DECEMBER 31,    MARCH 31,
                                                1998          1999

                                                  (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC          $170,000       $170,000
  Halliburton Company common stock             79,710         85,978
  Other securities                             15,857         11,408


                                             $265,567       $267,386




    At March 31, 1999, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $38.50 per share, or an aggregate market value of $104 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 8. See the 1998 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is approximately $14 million at March 31, 1999.

NOTE 4 -     INVENTORIES:

                                             DECEMBER 31,   MARCH 31,
                                                 1998          1999

                                                   (IN THOUSANDS)
Raw materials:
  Chemicals                                   $ 46,114     $ 37,084
  Component products                             6,520        8,819

                                                52,634       45,903

In process products:
  Chemicals                                     11,530        8,547
  Component products                             5,748        8,267

                                                17,278       16,814


Finished products:
  Chemicals                                    137,000      131,712
  Component products                             4,634        8,494

                                               141,634      140,206


Supplies (primarily chemicals)                  34,792       32,734


                                              $246,338     $235,657





NOTE 5 -     ACCRUED LIABILITIES:

                                           DECEMBER 31,   MARCH 31,
                                               1998          1999

                                                 (IN THOUSANDS)

Current:
  Employee benefits                       $ 42,665       $ 38,351
  Environmental costs                       46,059         55,386
  Interest                                   7,397         14,968
  Deferred income                            4,353          4,967
  Other                                     48,364         44,709



                                          $148,838       $158,381



Noncurrent:
  Insurance claims and expenses           $ 15,321       $ 14,701
  Employee benefits                         12,523         13,091
  Deferred income                           13,693         12,663
  Other                                      2,683          5,203



                                          $ 44,220       $ 45,658




NOTE 6 - OTHER NONCURRENT ASSETS:

                                           DECEMBER 31,   MARCH 31,
                                               1998         1999

                                                (IN THOUSANDS)
Investment in affiliates:
  Tremont Corporation                      $179,452      $176,286
  TiO2 manufacturing joint venture          171,202       164,702
  Waste Control Specialists LLC              10,000        14,776

                                            360,654       355,764


Loan to Waste Control Specialists LLC        10,000         4,000



                                           $370,654      $359,764



Loans and notes receivable:


  Snake River Sugar Company                $ 80,000      $ 80,000
  Other                                       5,912         6,437

                                             85,912        86,437
  Less current portion                        3,622         4,498

  Noncurrent portion                       $ 82,290      $ 81,939



Deferred financing costs                   $  5,674      $  4,984
Intangible assets                             4,923         4,307
Other                                        11,140        10,619


                                           $ 21,737      $ 19,910





     At March 31, 1999, Valhi held 3.1 million shares of Tremont common stock with a quoted market price of $17.63 per share, or an aggregate of $54.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's net carrying value of its investment in Tremont.

NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                           DECEMBER 31,   MARCH 31,
                                               1998         1999

                                                (IN THOUSANDS)
Receivables from affiliates:
  Income taxes, net                         $11,719       $17,364
  Other                                         171            72



                                            $11,890       $17,436





Payables to affiliates:


  Loan from Contran                         $ 9,500       $20,000
  Louisiana Pigment Company                   8,264         7,161
  Tremont Corporation                         3,053         2,112
  Other, net                                   (680)          (57)


                                            $20,137       $29,216




NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                           DECEMBER 31,   MARCH 31,
                                               1998          1999

                                                 (IN THOUSANDS)
Notes payable -
  Kronos - non-U.S. bank credit agreement
   (DM 60,500 and DM 60,500)                             $ 33,293

                                           $ 36,391



Long-term debt:
  Valhi:
    Snake River Sugar Company              $250,000      $250,000
    LYONs                                    84,104        85,978


                                            334,104       335,978


  NL Industries:
    Senior Secured Notes                    244,000       244,000
    Deutsche mark bank credit facility
     (DM 187,322 and DM 180,072)            112,674        99,094
    Other                                       955           690


                                            357,629       343,784

  Other subsidiaries:
    CompX bank credit facility                 -           20,000
    Valcor Senior Notes                       2,431         2,431
    Other                                     1,838         2,096


                                              4,269        24,527


                                            696,002       704,289


  Less current maturities                    65,448        42,115



                                           $630,554      $662,174





NOTE 9 -     OTHER INCOME:

                                                THREE MONTHS ENDED
                                                     MARCH 31,

                                                1998         1999

                                                  (IN THOUSANDS)
Securities earnings:
  Dividends and interest                     $ 17,172     $ 10,616
  Securities transactions                         122           26

                                               17,294       10,642
Noncompete agreement income                       667        1,000
Currency transactions, net                        478        1,395
Other, net                                      2,189        3,050


                                              $20,628     $ 16,087





    Dividend income in the first quarter of 1999 includes dividend distributions from The Amalgamated Sugar Company LLC of $5.6 million (1998 first quarter - $6.3 million).

NOTE 10 - PROVISION FOR INCOME TAXES:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                      1998         1999

                                                        (IN MILLIONS)
Income before extraordinary item:
  Expected tax expense                               $147.3       $ 5.4
  Incremental U.S. tax and rate differences on
   equity in earnings of non-tax group companies       71.1         1.2
  Change in NL's deferred income tax
   valuation allowance                                (42.7)       (1.9)
  U.S. state income taxes, net                          8.5          .4
  No tax benefit for goodwill amortization              9.8         1.0
  Non-U.S. tax rates                                   -            (.3)
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold          (12.1)         -
  Other, net                                            (.3)        (.7)



                                                     $181.6       $ 5.1



Comprehensive provision (benefit) for income taxe
 allocated to:
  Income before extraordinary item                   $181.6       $ 5.1
  Extraordinary item                                   (1.3)        -
  Other comprehensive income:

    Marketable securities                               1.6          .4
    Currency translation                                (.2)       (4.5)
    Pension liabilities                                  .6        (2.2)


                                                     $182.3       $(1.2)






NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and income before extraordinary item are presented in the following tables.

                                           DECEMBER 31,    MARCH 31,
                                               1998          1999

                                                 (IN THOUSANDS)

Minority interest in net assets:
  NL Industries                              $ 64,268      $ 63,354
  CompX                                        46,817        47,221
  Subsidiaries of NL                              633           616
  Subsidiaries of CompX                             4            42


                                             $111,722      $111,233





                                                 THREE MONTHS ENDED
                                                      MARCH 31,

                                                 1998          1999

                                                   (IN THOUSANDS)
Minority interest in net earnings (losses) -
 income before extraordinary item:
  NL Industries                                 $33,925      $ 5,835
  CompX                                             526        2,120
  Subsidiaries of NL                                 15           11
  Subsidiaries of CompX                             (16)         (42)


                                                $34,450      $ 7,924





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

     The Company reported income before extraordinary item of $2.4 million, or $.02 per diluted share, in the first quarter of 1999 compared to income of $204.7 million, or $1.76 per diluted share, in the first quarter of 1998. The 1998 results of operations include gains related to the sale of NL's specialty chemicals business unit (conducted by its wholly-owned subsidiary Rheox, Inc.) and CompX's initial public offering aggregating $196 million, or $1.69 per diluted share, net of income taxes and minority interest.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," intends," "may," "should," "anticipates," expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in, the 1998 Annual Report and the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products (including cyclicality thereof), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, possible future litigation and possible disruptions of normal business activity from Year 2000 issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.



CHEMICALS

     NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                           THREE MONTHS ENDED
                                                MARCH 31,          %

                                           1998       1999       CHANGE

                                             (IN MILLIONS)
Net sales:
  Kronos                                  $222.6      $201.6      -9%
  Rheox (sold in January 1998)              12.7         -



                                          $235.3      $201.6     -14%



Operating income:
  Kronos                                  $ 34.7      $ 26.0     -25%
  Rheox                                      2.7         -



                                          $ 37.4      $ 26.0     -31%





     Kronos' TiO2 sales and operating income decreased in the first quarter of 1999 compared to the first quarter of 1998 due primarily to lower sales and production volumes for TiO2, partially offset by higher average TiO2 selling prices. NL's TiO2 sales volumes in the first quarter of 1999 were 16% lower than the record first quarter of 1998 as worldwide demand weakened, particularly in Europe. In response to this lower demand, NL reduced its production rates in 1999 to more closely match its sales volumes. Average TiO2 selling prices in the first quarter of 1999 were 5% higher than the first quarter of 1998, but were even with selling prices in the third and fourth quarters of last year. NL expects its TiO2 operating income during the remainder of 1999 will continue to be lower than the comparable 1998 periods due to continued lower production volumes. Ti02 sales volumes in calendar 1999 are currently expected to approximate calendar 1998 sales volumes. NL's outlook for TiO2 pricing for the remainder of 1999 is uncertain.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies.
Fluctuations in the value of the U.S. dollar relative to other currencies increased NL's sales in the first quarter of 1999 by $4 million compared to the first quarter of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant.

     The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond those amounts separately-reported by NL. Such additional non-cash expenses reduce chemicals operating income, as reported by Valhi, by approximately $21 million annually as compared to amounts separately-reported by NL (approximately $19 million related to TiO2 and approximately $2 million related to the disposed specialty chemicals business unit).

COMPONENT PRODUCTS

                                          THREE MONTHS ENDED
                                               MARCH 31,          %

                                            1998       1999    CHANGE

                                             (IN MILLIONS)
Net sales                                 $32.1       55.2     +72%
Operating income                            4.3        9.5    +121%



     Component products sales increased in the first quarter of 1999 compared to the same period in 1998 due primarily to sales generated by the Thomas Regout slide operations acquired in January 1999 and sales generated by two lock producers acquired in March and November 1998. Component products operating income in the first quarter of 1998 included a $3.3 million non-recurring pre-tax charge related to CompX's initial public offering. Excluding the effect of these acquisitions and the stock award charge, net sales increased 1% and operating income increased 4% compared to the first quarter of 1998 as an 11% increase in sales of locking systems was offset by lower sales of ergonomic and slide products reflecting soft demand primarily in the office furniture industry market segment.

EQUITY AFFILIATES

     Tremont Corporation. As previously reported, Valhi commenced reporting equity in Tremont's earnings in the third quarter of 1998. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's 48% ownership percentage to Tremont's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. At the Company's current 48% ownership interest in Tremont, such non-cash amortization reduces earnings, or increases losses, attributable to Tremont as reported by the Company by approximately $3 million per year.

     Tremont accounts for its interests in both NL and TIMET by the equity method. In the first quarter of 1999, Tremont reported net income of $.3 million comprised primarily of equity in net losses of TIMET ($1.2 million) and equity in earnings of NL ($1.8 million). Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with theTremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings, or reduces losses, attributable to TIMET as reported by Tremont, and generally reduces earnings, or increases losses, attributable to NL as reported by Tremont.

     NL's operating results are discussed above. For the first quarter of 1999, TIMET reported net sales of $134.1 million, an operating loss of $1.4 million and a net loss of $3.9 million compared to net sales, operating income and net income of $187.1 million, $31.6 million and $18.3 million, respectively, in the first quarter of 1998. TIMET's sales in the first quarter of 1999 were 28% lower than the first quarter of last year due principally to a 23% decline in mill products volume caused by reduced demand for both aerospace and industrial products. Average selling prices in most product lines were lower than in the 1998 period, with changes in mix resulting in a comparable overall average selling price. Expenses related to maintenance of TIMET's business-enterprise SAP system and to addressing Year 2000 issues are expected to remain high for the remainder of 1999.

     The titanium metals industry has experienced reduced demand for aerospace and industrial products due to high levels of inventories reported to be held by customers, actual and anticipated declines in number of aircraft forecast to be produced, especially wide-body aircraft, and continuing weakness of Asia and other economies. Assuming demand remains at currently expected levels and does not decrease or increase significantly during the remainder of 1999, TIMET currently expects to report a net loss in the second, and possibly the third, quarters of 1999, with a return to profitability currently expected no later than the fourth quarter of 1999.

     In response to the current market conditions, TIMET began to implement certain operational changes in late 1998 to address the weakened demand. Among other things, TIMET has permanently or temporarily closed certain manufacturing facilities, reduced its workforce in the U.S. and Europe, renegotiated certain supply contracts with key vendors to reduce volumes and, to some extent, prices, reduced planned capital expenditures for the next two years and merged all of its North American manufacturing operations into one business unit to reduce costs. Such plan of action is designed to address current market conditions and is proceeding on schedule with facility closures and most of the workforce reductions already implemented. In addition, TIMET's major capital expenditure program has been completed, with all major equipment now in production. The business-enterprise SAP computer system is installed, and TIMET is now focusing on using it to help improve its business processes, although benefits of the new system will likely be modest in 1999.

     TIMET also has certain long-term supply agreements with TIMET's major aerospace customers, which are designed to limit price volatility (both up and down) for the long-term benefit of both parties, while providing TIMET with a solid base of aerospace sales volumes.

     Valhi periodically evaluates the net carrying value of its long-term assets, including its investment in Tremont, to determine if there has been any decline in value below their carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At March 31, 1999, the NYSE price of $17.63 per Tremont share indicated an aggregate NYSE market value of Valhi's investment in Tremont common stock of approximately $54.4 million, or $121.9 million less than Valhi's $176.3 million net carrying value of its investment in Tremont at that date. Tremont's NYSE stock price was $20.25 per share on April 30, 1999. The Company believes NYSE stock prices (particularly in the case of companies such as Tremont that have a major shareholder and are not widely followed or traded) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the NYSE market prices of Tremont's holdings of NL and TIMET, the relatively short time period during which Tremont's NYSE price has been less than the Company's per share net investment in Tremont, recent trends in Tremont's market price, Tremont's (and hence NL's and TIMET's) operating results, financial position, estimated asset values and prospects, the Company concluded that there had been no other than temporary decline in value of the Company's investment in Tremont below its net carrying value at March 31, 1999.

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

     Waste Control Specialists. Waste Control Specialists reported a loss of $5.2 million during the first quarter of 1999 compared to a loss of $3.2 million during the first quarter of 1998. Waste Control Specialists reported net sales of $3.6 million in the first quarter of 1999 compared to $1.9 million in the first quarter of 1998. Waste Control Specialists' operating loss increased in 1999 due in part to higher expenditures in connection with the pursuit of permits covering the disposal of low-level and mixed radioactive waste.

OTHER

     General corporate items. Interest and dividend income decreased in the first quarter of 1999 compared to the first quarter of 1998 due primarily to a lower level of funds available for investment. Dividend distributions from The Amalgamated Sugar Company LLC are dependent in part upon the LLC's results of operations, and the Company received $5.6 million of dividend distributions from the LLC in the first quarter of 1999 compared to $6.3 million in the first quarter of 1998. See Note 9 to the Consolidated Financial Statements. Based on the LLC's current projections, the Company currently expects increased aggregate dividend distributions from the LLC in calendar 1999 compared to calendar 1998. Despite the higher level of LLC distributions expected to be received in 1999 compared to 1998, aggregate general corporate interest and dividend income is expected to be lower in 1999 compared to 1998 due primarily to a lower level of funds available for investment.

     Securities transaction gains in both periods relate to the disposition of a portion of the shares of Halliburton common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Halliburton shares. Any additional exchanges in 1999 or beyond would similarly result in additional securities transaction gains.

     NL's previously-reported $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ($.7 million and $1 million in the first quarter of 1998 and 1999, respectively).
See Note 9 to the Consolidated Financial Statements.

     Interest expense. Interest expense decreased in the first quarter of 1999 compared to the first quarter of 1998 due primarily to a lower average level of outstanding indebtedness (primarily related to NL's Senior Secured Discount Notes redeemed in October 1998). Interest expense is expected to continue to be lower during the remainder of 1999 compared to the same periods in 1998.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rate are explained in Note 10 to the Consolidated Financial Statements. Certain subsidiaries, including NL and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group of which Valhi is a member, and the Company provides incremental income taxes on such earnings. In addition, in the first quarter of 1999, NL reduced its deferred income tax valuation allowance by approximately $1.9 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Minority interest.  See Note 11 to the Consolidated Financial Statements.

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

     NL has conducted an inventory of its IT systems worldwide and is currently testing the systems and applications that have been corrected or reprogrammed for Year 2000 compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort is well under way on all critical IT and non-IT systems, and NL anticipates that remediation of such critical systems will be substantially complete by June 1999. NL anticipates that remediation and testing of all remaining systems will be complete by September 1999. Once systems undergo remediation, they are tested for Year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Year 2000 compliant is expected to be approximately $2 million, of which about one-half has been spent through March 31, 1999.

     NL has identified approximately 30 major computer systems and has assessed them for Year 2000 compliance. At March 31, 1999, NL believes approximately 80% of such systems are Year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.

     As part of its Year 2000 compliance plan, NL has requested confirmations from its major domestic and foreign software and hardware vendors, primary suppliers and major customers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by NL to-date indicate that such parties generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by NL have already delivered Year 2000 compliant software. Notwithstanding these efforts, NL's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

     NL is developing a contingency plan to deal with potential Year 2000 issues related to business interruption that may occur on January 1, 2000 or thereafter. NL's plan is expected to be completed in the second quarter of 1999.

     Although NL expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. NL also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that NL directly or indirectly relies upon. Should NL's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by NL or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver products to customers.

    CompX. CompX has installed information systems upgrades for both its U.S. and Canadian facilities which contained, among many other features, software compatibility with the Year 2000. Excluding the cost of the information systems upgrades, CompX's expenditure to-date to address the Year 2000 compliance have not been significant, and CompX does not currently anticipate spending significant additional funds to address Year 2000 compliance in the future.

     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors and primary suppliers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that such vendors and suppliers generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. CompX plans to seek confirmation from its major customers to ensure they are Year 2000 compliant or are developing and implementing plans to become Year 2000 compliant. Notwithstanding these efforts, CompX's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

     CompX is developing a contingency plan to deal with potential Year 2000 Issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the second quarter of 1999.

     Although CompX expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers, and customers. CompX also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that might result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, CompX cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that CompX directly or indirectly relies upon. Should CompX's Year 2000 compliance plan not be successful or be delayed beyond January 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 issues, the consequences to CompX could be far-reaching and material, including an inability to produce products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Although not anticipated, the most reasonably likely worst-case scenario of failure by CompX or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of CompX's facilities, delays in delivering products to customers and a short-term inability on the part of CompX to process orders and billings in a timely manner.

     TIMET. Most of TIMET's information systems have been replaced in connection with the implementation of its business-enterprise SAP system. The initial implementation of SAP has been completed. The cost of the new system, including related equipment and networks, aggregated $50 million during 1997 and 1998 ($41 million capital; $9 million expense).

     TIMET, with the help of outside specialists and consultants (i) has substantially completed an initial assessment of potential Year 2000 issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new SAP system, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans for any critical items whose Year 2000 remediation extends beyond TIMET's June 30, 1999 target date for completion. TIMET's Year 2000 readiness varies by location. Some of TIMET's locations have completed their internal Year 2000 readiness plans, while other locations are in the midst of remediating and testing. At this time, most sites anticipate completing their respective Year 2000 readiness plans by the June 1999 target date. However, remediation of some items at TIMET's Nevada production facility, and possibly other sites, could be delayed beyond the June 1999 target date due in part to vendor release schedules. Through March 30, 1999, TIMET has expended $3 million on these specific non-information system Year 2000 issues, principally related to embedded system technology, and expects to incur approximately $3 million to $4 million on such issues during the remainder of 1999. TIMET's evaluation of potential Year 2000 exposures related to key suppliers and customers is also in process and will continue throughout 1999. Notwithstanding these efforts, TIMET's ability to affect the Year 2000 preparedness of such suppliers and customers is limited.

     TIMET believes its key information systems will be Year 2000 ready before December 31, 1999. With respect to the Year 2000 readiness program related to certain of its embedded manufacturing systems or those comparable systems of its suppliers or customers, TIMET cannot predict whether it will find additional problems that would result in unplanned upgrades of applications after June 1999 or even December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its consolidated financial condition, results of operations, cash flows or operations resulting from Year 2000 failures in information on other systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 readiness plan not be successful or be delayed beyond December 1999, or should one or more suppliers or customers fail to adequately address their Year 2000 issues, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET of its key suppliers or customers to become Year 2000 ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

     Waste Control Specialists. Waste Control Specialists' recently-installed information system is Year 2000 compliant. The cost of such new information system was not material to Waste Control Specialists. Waste Control

Specialists is in the process of evaluating any potential Year 2000 issues with respect to embedded chip technology associated with the equipment at its disposal facility; however, because such facility was constructed in the past few years, Waste Control Specialists does not expect such equipment to present any significant Year 2000 compliance issues. Waste Control Specialists is also in the process of contacting its major suppliers and customers to confirm they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Notwithstanding these efforts, Waste Control Specialists' ability to affect the Year 2000 preparedness of such suppliers and customers is limited. Waste Control Specialists expects to have its evaluation of embedded chip technology and Year 2000 compliance issues at significant suppliers and customers completed in the second quarter of 1999, and any required remedial actions completed prior to the end of 1999. Assuming Waste Control Specialists does not encounter a significant Year 2000 compliance issue with respect to the equipment at its disposal facility, Waste Control Specialists does not expect its costs associated with Year 2000 compliance will be material.

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


     Tremont. As a holding company, Tremont does not itself have numerous applications or systems. Tremont (i) has completed an initial assessment of potential Year 2000 issues in its information systems, (ii) is in the process of determining, prioritizing and implementing remedial actions, including testing, and (iii) will develop contingency plans in the event internal or external Year 2000 issues are not resolved by Tremont's July 1999 target date for completion. The cost for Year 2000 readiness is not expected to be material to Tremont. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Year 2000 ready would be a short-term inability on the part of Tremont to process banking transactions.

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

     Other. The completion dates for these planned Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

EUROPEAN MONETARY CONVERSION

     Beginning January 1, 1999, 11 of the 15 members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, established fixed conversion exchange rates between their existing sovereign currencies and the European currency unit ("euro"). Such members adopted the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their sovereign currencies to the euro at a later date. Certain European countries, such as Norway, are not members of the EU and their sovereign currencies will remain intact. Each national government retained authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, will now be established by a new European Central Bank. Following the introduction of the euro, the participating countries' national currencies are scheduled to remain legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such currencies will remain fixed.

     NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. In addition, NL has a significant amount of outstanding indebtedness denominated in the Deutsche Mark. The national currency in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective sovereign currencies to the euro over a two-year period beginning in 1999. NL has assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and manufacturing costs, and consequently favorably or unfavorably impact NL's reported results of operations, financial condition or liquidity.

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

     In 1998, CompX assessed and evaluated the impact of the euro conversion on its business and made the necessary system conversions. Modifications of information systems to handle euro-denominated transactions have been implemented and were not extensive. Because of the inherent uncertainty of the ultimate effect of the euro conversion, CompX cannot accurately predict the impact of the euro conversion on its consolidated results of operations, financial condition or liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES:

     Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. In addition, cash flows from operating activities in calendar 1998 include the impact of the payment of cash income taxes related to the disposal of NL's specialty chemicals business unit, even though the pre-tax proceeds from the disposal are reported
as a component of cash flows from investing activities.   Noncash interest
expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

     Cash flows from investing and financing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     During the first quarter of 1999, (i) CompX acquired a precision ball bearing slide producer for approximately $52 million using funds on hand and $20 million of borrowing under its unsecured revolving bank credit facility, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Waste Control Specialists reduced the outstanding balance of its revolving credit facility with Valhi by $6 million and (iv) Valhi purchased $.6 million of additional shares of CompX common stock.

     Net repayments of indebtedness in the first quarter of 1999 include (i) NL's repayment in full of the remaining DM 107 million outstanding under the term loan portion of its DM credit facility ($60 million when repaid) using funds on hand and a DM 100 million increase in the revolver portion of the DM facility ($56 million when borrowed) and (ii) CompX's $20 million of borrowing under its revolving bank credit facility.

     At March 31, 1999, unused credit available under existing credit facilities approximated $171 million, which was comprised of $80 million available to CompX under its unsecured revolving senior credit facility, $41 million available to NL under non-U.S. credit facilities and $50 million available to Valhi.

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

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income tax related items and interest. In the third quarter of 1998, NL received a DM 14 million ($8 million when received) refund of previously-paid German dividend withholding taxes. The German tax authorities were required to refund such amounts based on a 1998 German Supreme Court decision in favor of another taxpayer. No further withholding tax refunds are expected.

     Certain other significant German tax contingencies aggregating an estimated DM 188 million ($103 million at March 31, 1999) through 1998 remain outstanding and are in litigation. One primary issue relates to disputed amounts aggregating DM 181 million ($100 million) for the years through 1998. NL has received tax assessments for a substantial portion of these amounts. No payments of tax or interest deficiencies related to these assessments are expected until the litigation is resolved. During 1997, a German tax court proceeding involving a tax issue substantially the same as NL's primary dispute was decided in favor of the taxpayer. The German tax authorities appealed the decision to the German Supreme Court, which in February 1999 rendered its judgment in favor of the taxpayer. NL believes that the German Supreme Court's judgment should determine the outcome of NL's primary dispute with the German tax authorities. Based on this recent favorable judgment, NL has requested that its tax assessments related to this issue be withdrawn and expects a decision from the German authorities regarding this request during 1999. NL has granted a DM 94 million ($52 million) lien on its Nordenham, Germany TiO2 plant in favor of the City of Leverkusen related to this tax contingency, and a DM 5 million lien in favor of the German federal tax authorities for other tax contingencies. If the German tax authorities withdraw their assessments based on the German Supreme Court's decision, NL expects to request the release of the DM 94 million lien in favor of the City of Leverkusen.

     On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL expects its effective cash income tax rate in Germany will increase beginning in the second quarter of 1999. Through the use of ongoing tax planning strategies, NL does not expect the income tax law changes will materially affect its deferred income tax liabilities.

     During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at March 31, 1999) relating to 1994. NL has appealed this assessment and has begun litigation proceedings. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for the year 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant a lien for the 1996 assessment when received.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant. NL believes it has provided adequate accruals ($123 million at March 31, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.


     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its capital resources, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In January 1999, CompX acquired a precision ball bearing slide producer for approximately $52 million, using available cash on hand and $20 million of borrowing under its revolving bank credit facility.

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

TREMONT CORPORATION

     Tremont is primarily a holding company which, at March 31, 1999, owned approximately 39% of TIMET and 20% of NL. At March 31, 1999, the market value of the 12.3 million shares of TIMET and the 10.3 million shares of NL held by

Tremont was approximately $71 million and $92 million, respectively.

     In October 1998, Tremont entered into a revolving advance agreement with Contran. Through March 31, 1999, Tremont had borrowed $12 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Absent additional purchases of NL and TIMET common stock, Tremont does not currently believe it will need to borrow significant additional amounts from Contran.

     At March 31, 1999, Tremont reported total assets and stockholders' equity of $288 million and $196 million, respectively. Tremont's total assets at such date include its investments in TIMET ($157 million), NL ($92 million) and other joint ventures ($14 million) and $3 million in cash and cash equivalents; Tremont's total liabilities at such date include the demand loan owed to Contran ($12 million), accrued OPEB costs ($22 million), accrued insurance claims and claim expenses related to its wholly-owned captive insurance subsidiary ($15 million) and deferred income taxes ($29 million).

     Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. Tremont's per share net carrying amount of its investment in NL at March 31, 1999 was $9.02 per share, compared to a NYSE per share market price of $9.00 at that date and $11.81 on April 30, 1999. At March 31, 1999, the NYSE price of $5.75 per TIMET share indicated an aggregate NYSE market value of Tremont's investment in TIMET of $71 million, or $86 million less than Tremont's $157 million net carrying value of its investment in TIMET at that date ($12.82 per TIMET share held). TIMET's NYSE stock price was $7.38 per share on April 30, 1999. Tremont believes NYSE stock prices (particularly in the case of companies such as TIMET and NL which have a major shareholder) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what Tremont believes to be all relevant factors including, among other things, the relatively short period of time that the NYSE stock prices have been less than Tremont's per share investment in TIMET and NL, recent trends in market prices and TIMET's and NL's operating results, financial position and prospects, Tremont has concluded that there has been no other than temporary decline in the value of its investment in TIMET or NL below their respective net carrying values at March 31, 1999.

     It is possible, should the TiO2 or titanium metals industries in general, or NL or TIMET specifically, encounter a prolonged downturn, or suffer other unforeseen adverse events, that the value of Tremont's investment in TIMET, NL or both, could decline to a level which would result in a write-down. Tremont will continue to monitor and evaluate the value of its investment in TIMET and NL based on, among other things, their respective results of operations, financial condition, liquidity and business outlook. In the event Tremont determines any decline in value of its investments below their net carrying value has occurred which is other than temporary, Tremont would report an appropriate write-down at that time.

     In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of March 31, 1999, Tremont had acquired 1.2 million shares under such authorization. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS

     At March 31, 1999, Waste Control Specialists reported total assets of $29.4 million and total members' equity of $12.4 million. Waste Control Specialists' assets consist principally of property and equipment related to the West Texas facility and trade accounts receivable, and its liabilities consist principally of indebtedness, including $4 million owed to the Company at March 31, 1999, and trade payables and accruals.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share, and NL increased its quarterly dividend to $.035 per share in the first quarter of 1999. At the $.035 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at March 31, 1999, Valhi would receive aggregate annual dividends from NL of approximately $4.2 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi began to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.1 million Tremont shares owned by Valhi at March 31, 1999, Valhi would receive aggregate annual dividends from Tremont of approximately $865,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At March 31, 1999, Valhi had $5 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $20 million of short-term borrowings owed to Contran. In addition, Valhi had $50 million of borrowing availability under its revolving credit facility. In April 1999, Valhi sold certain marketable securities for approximately $4 million, which approximates both their fair market value and cost basis at March 31, 1999.

     Valhi's LYONs do not require current cash debt service. At March 31, 1999, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at March 31, 1999, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $25 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At March 31, 1999, the LYONs had an accreted value equivalent to approximately $32 per Halliburton share, and the market price of the Halliburton common stock was $38.50 per share.

     Based on The Amalgamated Sugar Company LLC's current projections, Valhi currently expects that distributions received from the LLC in 1999, which are dependent in part upon the future operations of the LLC, will approximate its debt service requirements under its $250 million loans from Snake River.
Certain covenants contained in Snake River Sugar Company's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in 1998 or to-date in 1999 other than payment of the accrued and unpaid interest owed as of December 31, 1997 ($3 million). The Company does not currently expect that Snake River will remit a significant amount of principal or interest during 1999. However, such noncollection is not expected to have a material adverse effect on the Company's liquidity, and the Company believes both the accrued and unpaid interest as well as the $80 million principal amount outstanding at March 31, 1999 will ultimately be collected.


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


     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1998 Annual Report for descriptions of certain legal proceedings.

    In March 1999, the court approved the previously-reported settlement agreement in American Federation of Grain Millers International, et al. v. Valhi, Inc. et al.

    Pedricktown Site. In March 1999, NL executed the previously-reported agreement in principle with certain PRPs with respect to NL's liability at the site, settling the matter within previously-accrued amounts.

    Batavia, New York Site. In April 1999, NL received a revised estimate by the U.S. EPA estimating the cost to remediate operable unit one at $15.1 million and received a revised claim by the U.S. EPA seeking past costs of $4.6 million, including interest.

    Brenner, et al. v. American Cyanamid, et al., (No. 12596-93). In May 1999, defendants appealed the previously-reported denial of their motion to dismiss the market share liability claim.

    In April 1999, NL was served with an amended complaint in Sweet, et al. v. Sheahan, et al., (U.S. District Court, Northern District of New York, Civil Action No. 97-CV-1666/LEK-DNH), adding NL and other defendants to a suit originally filed against plaintiffs' landlord. Plaintiffs, a parent and child, allege injuries purportedly caused by lead pigment, and seek recovery of actual and punitive damages from their landlord, alleged former manufacturers of lead pigment and the Lead Industries Association, and purport to allege causes of action against the former pigment manufacturers based on negligence, strict product liability, fraud and misrepresentation, concert of action, civil conspiracy and market share liability. The time for NL to answer or otherwise plead with respect to the complaint has not yet occurred. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 -Form of Deferred Compensation Agreement between the Registrant and certain executive officers (a management compensatory contract).

        27.1 -Financial Data Schedule for the three-month period ended March 31, 1999.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1999.

        January 29, 1999     - Reported Items 5 and 7.
        February 11, 1999    - Reported Items 5 and 7.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   May 12, 1999               By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President and Treasurer,
                                     Principal Financial Officer)



Date   May 12, 1999               By /s/ Gregory M. Swalwell

                                     Gregory M. Swalwell
                                     (Vice President and Controller,
                                     Principal Accounting Officer)