Form 10-Q
period 1999-06-30
VALHI INC /DE/
filed 1999-08-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED   JUNE 30, 1999           COMMISSION FILE NUMBER 1-5467





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



                        YES  X      NO




NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 1999: 114,568,514.
                   VALHI, INC. AND SUBSIDIARIES

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1998
          and June 30, 1999                                3-4

         Consolidated Statements of Operations -
          Three months and six months ended June 30, 1998 and 1999  5-6

         Consolidated Statements of Comprehensive Income -
          Six months ended June 30, 1998 and 1999           7

         Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 1999                    8

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998 and 1999         9-10

         Notes to Consolidated Financial Statements       11-18

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.            19-40

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                               41

  Item 4. Submission of Matters to a Vote of
           Security Holders                                41

  Item 6. Exhibits and Reports on Form 8-K.                41
                   VALHI, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                     DECEMBER 31,   JUNE 30,
                                             1998         1999

Current assets:
  Cash and cash equivalents              $  224,572    $  168,882
  Accounts and other receivables            167,660       214,381
  Refundable income taxes                    16,443         7,503
  Receivable from affiliates                 11,890        12,920
  Inventories                               246,338       232,406
  Prepaid expenses                            3,723         6,376
  Deferred income taxes                       4,836        13,283


      Total current assets                  675,462       655,751


Other assets:
  Marketable securities                     265,567       263,863
  Investment in and advances to             370,654       342,566
affiliates
  Loans and notes receivable                 82,290        81,662
  Mining properties                          15,581        13,795
  Prepaid pension cost                       24,190        24,088
  Goodwill                                  259,336       267,189
  Deferred income taxes                        -            2,619
  Other                                      21,737        23,359


      Total other assets                  1,039,355     1,019,141


Property and equipment:
  Land                                       16,364        19,668
  Buildings                                 150,879       153,568
  Equipment                                 511,042       513,754
  Construction in progress                    7,918        20,620

                                            686,203       707,610
  Less accumulated depreciation             158,867       166,492


      Net property and equipment            527,336       541,118


                                         $2,242,153    $2,216,010



                   VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDERS' EQUITY  DECEMBER 31,   JUNE 30,
                                             1998         1999

Current liabilities:
  Notes payable                          $   36,391    $   32,132
  Current maturities of long-term debt       65,448        35,741
  Accounts payable                           67,592        65,171
  Accrued liabilities                       148,838       149,856
  Payable to affiliates                      20,137        24,860
  Income taxes                               12,943         7,360
  Deferred income taxes                       1,237         1,731


      Total current liabilities             352,586       316,851


Noncurrent liabilities:
  Long-term debt                            630,554       661,210
  Accrued pension costs                      44,929        46,362
  Accrued OPEB costs                         41,981        39,423
  Accrued environmental costs                83,922        69,988
  Deferred income taxes                     353,717       261,996
  Other                                      44,220        43,179


      Total noncurrent liabilities        1,199,323     1,122,158


Minority interest                           111,722       158,253


Stockholders' equity:

  Common stock                                1,255         1,256
  Additional paid-in capital                 42,789        43,280
  Retained earnings                         512,468       567,132
  Accumulated other comprehensive income
    Marketable securities                   122,826       126,053
    Currency translation                    (22,712)      (37,301)
    Pension liabilities                      (2,845)       (6,413)
  Treasury stock                            (75,259)      (75,259)


      Total stockholders' equity            578,522       618,748


                                         $2,242,153    $2,216,010







Commitments and contingencies (Note 1)

                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                         JUNE 30,           JUNE 30,

                                      1998     1999     1998      1999


Revenues and other income:
  Net sales                        $281,333  $287,536 $548,721 $544,310
  Gain on:
    Disposal of business unit          -         -     330,217     -
    Reduction in interest in CompX     -         -      67,902     -
  Other, net                         29,570    20,890   50,198   36,977


                                    310,903   308,426  997,038  581,287

Costs and expenses:
  Cost of sales                     196,131   208,961  383,710  397,476
  Selling, general and               74,745    44,663  123,922   89,275
administrative
  Interest                           23,434    17,952   48,884   36,363


                                    294,310   271,576  556,516  523,114


                                     16,593    36,850  440,522   58,173

Equity in earnings of:
  Tremont Corporation                  -        5,192     -       4,491

  Waste Control Specialists          (3,675)   (3,272)  (6,846)  (8,496)


    Income before income taxes       12,918    38,770  433,676   54,168

Provision for income taxes
 (benefit)                            2,736   (74,290) 184,377  (69,179)


Minority interest in after-tax
 earnings
                                     12,225    51,188   46,675   59,112


    Income (loss) from continuing
     operations                      (2,043)   61,872  202,624   64,235

Discontinued operations                -        2,000     -       2,000

Extraordinary item                      (54)     -      (1,323)     -



      Net income (loss)            $ (2,097) $ 63,872 $201,301 $ 66,235







                   VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,

                                    1998      1999     1998      1999


Basic earnings per share:
  Continuing operations           $  (.02)  $   .54   $  1.76   $   .56
  Discontinued operations            -          .02      -          .02
  Extraordinary item                 -         -         (.01)     -


  Net income (loss)               $  (.02)  $   .56   $  1.75   $   .58







Diluted earnings per share:


  Continuing operations           $  (.02)  $   .53   $  1.75   $   .55
  Discontinued operations            -          .02       -         .02
  Extraordinary item                 -          -        (.01)       -


  Net income (loss)               $  (.02)  $   .55   $  1.74   $   .57







Cash dividends per share          $   .05   $   .05   $   .10   $   .10




Shares used in the calculation of
 per share amounts:
  Basic earnings per common share 114,951   115,011   115,043   114,997
  Dilutive impact of outstanding
   stock options                     -        1,182       967     1,192


  Diluted earnings per share      114,951   116,193   116,010   116,189






                   VALHI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)

`                                                 1998       1999

Net income                                      $201,301  $ 66,235


Other comprehensive income, net of tax:

  Marketable securities adjustment:

    Unrealized gains arising during the period     3,249     3,652
    Less reclassification for gains included
     in net income
                                                  (5,137)     (425)

                                                  (1,888)    3,227


  Currency translation adjustment                 (2,047)  (14,589)


  Pension liabilities adjustment                   1,013    (3,568)


    Total other comprehensive income, net         (2,922)  (14,930)


      Comprehensive income                      $198,379  $ 51,305







                 VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                SIX MONTHS ENDED JUNE 30, 1999

                        (IN THOUSANDS)

                          ADDITIONAL         ACCUMULATED OTHER COMPREHENSIVE INCOME

                    COMMON PAID-IN  RETAINED MARKETABLE    CURRENCY      PENSION
                    STOCK  CAPITAL  EARNINGS SECURITIES   TRANSLATION  LIABILITIES

Balance at December $1,255 $42,789 $512,468   $122,826    $(22,712)      $(2,845)
31, 1998

Net income            -       -      66,235       -           -              -
Dividends             -       -     (11,571)      -           -              -
Other comprehensive   -       -        -         3,227     (14,589)       (3,568)
income, net
Other, net               1     491     -          -           -              -


Balance at June 30, $1,256 $43,280 $567,132   $126,053    $(37,301)      $(6,413)
1999





          VALHI, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         SIX MONTHS ENDED JUNE 30, 1999

                 (IN THOUSANDS)

                                                  TOTAL
                                    TREASURY  STOCKHOLDERS'
                                     STOCK        EQUITY

Balance at December 31, 1998       $(75,259)     $578,522

Net income                             -           66,235
Dividends                              -          (11,571)
Other comprehensive income, net        -          (14,930)
Other, net                             -              492


Balance at June 30, 1999           $(75,259)     $618,748





                   VALHI, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)

                                                            1998       1999

Cash flows from operating activities:
  Net income                                             $ 201,301  $ 66,235
  Depreciation, depletion and amortization                  29,027    31,747
  Gain on:
    Disposal of business unit                             (330,217)     -
    Reduction in interest in CompX                         (67,902)     -
  Noncash interest expense                                  15,873     4,857
  Deferred income taxes                                    138,212   (77,243)
  Minority interest                                         46,675    59,112
  Other, net                                                (8,790)   (5,158)
  Equity in:
    Tremont Corporation                                       -       (4,491)
    Waste Control Specialists                                6,846     8,496
    Discontinued operations                                   -       (2,000)
  Distributions from:

    Manufacturing joint venture                               -       11,150
    Tremont Corporation                                       -          432


                                                            31,025    93,137

  Change in assets and liabilities:
    Accounts and other receivables                         (46,332)  (45,830)
    Inventories                                                 12     8,489
    Accounts payable and accrued liabilities                 3,521   (16,592)
    Accounts with affiliates                               (28,577)   (7,852)
    Income taxes                                            16,563     3,813

    Other, net                                               9,531    (9,724)


        Net cash provided (used) by operating activities   (14,257)   25,441


Cash flows from investing activities:
  Capital expenditures                                     (12,130)  (26,364)
  Purchases of:
    Business units                                         (33,234)  (53,084)
    Tremont common stock                                  (172,587)   (1,945)
    NL common stock                                         (7,955)     -
    CompX common stock                                        -         (624)
    Marketable securities                                   (3,766)     -
  Investment in Waste Control Specialists                  (10,000)  (10,000)
  Proceeds from disposal of:
    Business unit                                          435,080      -
    Marketable securities                                    6,875     6,588
    Discontinued operations                                   -        2,000
  Loans to affiliates:
    Loans                                                 (119,250)   (6,000)
    Collections                                            120,250     6,000
  Other, net                                                   261     2,131


        Net cash provided (used) by investing activities   203,544   (81,298)


                          VALHI, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                          (IN THOUSANDS)

                                                  1998        1999

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                $  30,728    $ 76,271
    Principal payments                         (234,249)    (72,043)
    Deferred financing costs paid                  (220)       -
  Loans from affiliate:
    Loans                                          -         29,000
    Repayments                                     -        (22,100)
  Valhi dividends paid                          (11,565)    (11,571)
  Distributions to minority interest               (646)     (1,524)
  Proceeds from issuance of CompX common stoc   110,378        -
  Common stock reacquired                        (3,692)       -
  Other, net                                      1,460         609


      Net cash used by financing activities    (107,806)     (1,358)


Cash and cash equivalents - net change from:

  Operating, investing and financing             81,481     (57,215)
activities
  Currency translation                           (1,270)     (3,366)
  Business units acquired                          -          4,157
  Consolidation of Waste Control Specialists       -            734
  Business unit sold                             (7,630)       -
Cash and equivalents at beginning of period     360,369     224,572

Cash and equivalents at end of period         $ 432,950    $168,882




Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized      $  33,469    $ 31,704
    Income taxes, net                            64,944       4,869


  Business units acquired - net assets
consolidated:
    Cash and cash equivalents                 $    -       $  4,157
    Goodwill and other intangible assets         23,261      15,800
    Other non-cash assets                        17,782      52,799
    Liabilities                                  (7,809)    (19,672)


    Cash paid                                 $  33,234    $ 53,084





  Waste Control Specialists - net assets
consolidated:

    Cash and cash equivalents                 $    -       $    734
    Property and equipment                         -         23,128
    Other non-cash assets                          -          9,843
    Liabilities                                    -        (22,201)

    Net investment at date of consolidation   $    -       $ 11,504




                          VALHI, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1999 and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted.
The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

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

     Discontinued operations in 1999 represents $2 million of additional consideration received by the Company related to the 1997 disposal of the Company's former fast food operations. No income tax provision is required with respect to such additional consideration.

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

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                       % OWNED
    OPERATIONS                 PRINCIPAL ENTITIES            AT JUNE 30, 1999


  Chemicals             NL Industries, Inc.                         58.2%*
  Component products    CompX International Inc.                    64.2%
  Waste management      Waste Control Specialists                   68.8%

  Titanium metals       Tremont Corporation                         49.8%*

* Tremont owns an additional 19.7% of NL.

                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                       JUNE 30,           JUNE 30,

                                    1998      1999     1998      1999

                                              (IN MILLIONS)

Net sales:
  Chemicals                        $241.6    $232.5  $476.9     $434.1
  Component products                 39.7      55.0    71.8      110.2


                                   $281.3    $287.5  $548.7     $544.3



Operating income:
  Chemicals                        $ 42.0    $ 39.2  $ 79.4     $ 65.2
  Component products                  9.1       9.7    13.4       19.2

                                     51.1      48.9    92.8       84.4
Gain on:
  Disposal of business unit           -         -     330.2        -
  Reduction in interest in CompX      -         -      67.9        -
General corporate items:
  Interest and dividend income       17.5      10.9    34.7       21.5
  Securities transactions             7.8        .6     7.9         .6
  Expenses, net                     (36.3)     (5.6)  (44.1)     (12.0)
Interest expense                    (23.5)    (18.0)  (48.9)     (36.4)

                                     16.6      36.8   440.5       58.1

Equity in:
  Tremont Corporation                 -         5.2     -          4.5
  Waste Control Specialists          (3.6)     (3.3)   (6.8)      (8.5)


    Income before income taxes     $ 13.0    $ 38.7  $433.7     $ 54.1






     In January 1999, CompX acquired Thomas Regout Holding N.V., a producer of precision ball bearing slides, for $53 million cash consideration. During the first quarter of 1999, Valhi purchased 30,000 shares of CompX common stock for an aggregate of $624,000. In June 1999, Valhi purchased 88,400 shares of Tremont common stock for an aggregate of $1.9 million.

     In February 1999, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest from 64.3% to 68.8%. The Company also holds an option, as amended in July 1999, to make an additional $20 million equity contribution to Waste Control Specialists which, if contributed, would increase its membership interest to 90%. Prior to June 30, 1999, the Company did not consolidate Waste Control Specialists. The Company was not deemed to control Waste Control Specialists because the controlling general partner of the other owner of Waste Control Specialists had been granted the duties of chief executive officer of Waste Control Specialists under an employment agreement. As of June 1999, that individual resigned as CEO and a new CEO unrelated to the other owner was appointed. Accordingly, the Company is now deemed to control Waste Control Specialists. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and will commence consolidating its results of operations and cash flows beginning in the third quarter of 1999.

     Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and Tremont's 39%-owned affiliate Titanium Metals Corporation ("TIMET," NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

NOTE 3 -     MARKETABLE SECURITIES:

                                            DECEMBER 31,    JUNE 30,
                                                1998          1999

                                                 (IN THOUSANDS)
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC            $170,000     $170,000
  Halliburton Company common stock               79,710       87,901
  Other securities                               15,857        5,962


                                               $265,567     $263,863




    At June 30, 1999, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $45.25 per share, or an aggregate market value of $122 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 8. See the 1998 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is $8 million at June 30, 1999. In the second quarter of 1999, the Company sold certain available-for-sale marketable securities with a cost basis of $6 million for aggregate proceeds of $6.6 million.

NOTE 4 -     INVENTORIES:

                                           DECEMBER 31,     JUNE 30,
                                               1998           1999

                                                 (IN THOUSANDS)
Raw materials:
  Chemicals                                  $ 46,114       $ 44,171
  Component products                            6,520          8,677

                                               52,634         52,848

In process products:
  Chemicals                                    11,530          7,164
  Component products                            5,748          7,855

                                               17,278         15,019

Finished products:
  Chemicals                                   137,000        126,848
  Component products                            4,634          8,849

                                              141,634        135,697


Supplies (primarily chemicals)                 34,792         28,842


                                             $246,338       $232,406





NOTE 5 -     ACCRUED LIABILITIES:

                                        DECEMBER 31,  JUNE 30,
                                            1998        1999

                                             (IN THOUSANDS)

Current:
  Employee benefits                       $ 42,665    $ 36,679
  Environmental costs                       46,059      53,352
  Interest                                   7,397       7,160
  Deferred income                            4,353       6,437
  Other                                     48,364      46,228



                                          $148,838    $149,856



Noncurrent:
  Insurance claims and expenses           $ 15,321    $ 14,712
  Employee benefits                         12,523      11,748
  Deferred income                           13,693      11,633
  Other                                      2,683       5,086



                                          $ 44,220    $ 43,179






NOTE 6 - OTHER NONCURRENT ASSETS:

                                        DECEMBER 31,  JUNE 30,
                                            1998        1999

                                             (IN THOUSANDS)
Investment in affiliates:
  Tremont Corporation                     $179,452    $182,514
  TiO2 manufacturing joint venture         171,202     160,052
  Waste Control Specialists LLC             10,000        -

                                           360,654     342,566
Loan to Waste Control Specialists LLC       10,000        -



                                          $370,654    $342,566



Loans and notes receivable:


  Snake River Sugar Company               $ 80,000    $ 80,000
  Other                                      5,912       6,062

                                            85,912      86,062
  Less current portion                       3,622       4,400


  Noncurrent portion                      $ 82,290    $ 81,662


Deferred financing costs                  $  5,674    $  4,601
Intangible assets                            4,923       7,896
Other                                       11,140      10,862


                                          $ 21,737    $ 23,359




     At June 30, 1999, Valhi held 3.2 million shares of Tremont common stock with a quoted market price of $21.50 per share, or an aggregate of $68 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's net carrying value of its investment in Tremont. At June 30, 1999, the Company commenced consolidating Waste Control Specialists. See Note 2.

NOTE 7 - ACCOUNTS WITH AFFILIATES:

                                       DECEMBER 31,   JUNE 30,
                                           1998         1999

                                            (IN THOUSANDS)
Receivables from affiliates:
  Income taxes, net                      $11,719       $12,846
  Other                                      171            74



                                         $11,890       $12,920





Payables to affiliates:


  Loan from Contran                      $ 9,500       $16,400
  Louisiana Pigment Company                8,264         6,966
  Tremont Corporation                      3,053         1,793
  Other, net                                (680)         (299)


                                         $20,137       $24,860




NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT:

                                            DECEMBER 31,   JUNE 30,
                                                1998         1999

                                                  (IN THOUSANDS)
Notes payable -
  Kronos - non-U.S. bank credit agreements
   (DM 60,500 and DM 60,500)                                $ 32,132

                                              $ 36,391



Long-term debt:
  Valhi:
    Snake River Sugar Company                 $250,000      $250,000
    LYONs                                       84,104        87,901


                                               334,104       337,901


  NL Industries:
    Senior Secured Notes                       244,000       244,000
    Deutsche mark bank credit facility
     (DM 187,322 and DM 160,072)               112,674        85,015
    Other                                          955           640


                                               357,629       329,655

  Other subsidiaries:
    CompX bank credit facility                    -           20,000
    Waste Control Specialists bank term loa       -            4,530
    Valcor Senior Notes                          2,431         2,431
    Other                                        1,838         2,434


                                                 4,269        29,395


                                               696,002       696,951


  Less current maturities                       65,448        35,741



                                              $630,554      $661,210






     Waste Control Specialists' bank term loan is due in installments through December 1999 and is collateralized by substantially all of Waste Control Specialists' assets. Waste Control Specialists intends to seek an extension of the maturity date of such loan.


NOTE 9 -     OTHER INCOME:

                                                SIX MONTHS ENDED
                                                      JUNE 30,

                                                1998        1999

                                                 (IN THOUSANDS)
Securities earnings:
  Dividends and interest                       $ 34,722   $ 21,475
  Securities transactions                         7,905        654

                                                 42,627     22,129
Noncompete agreement income                       1,667      2,000
Currency transactions, net                        1,901      7,431
Other, net                                        4,003      5,417


                                                $50,198   $ 36,977






NOTE 10 - PROVISION FOR INCOME TAXES:

                                                      SIX MONTHS ENDED
                                                           JUNE 30,

                                                       1998       1999

                                                        (IN MILLIONS)
Income from continuing operations:
  Expected tax expense                                $151.8    $ 19.0
  Incremental U.S. tax and rate differences on
   equity in earnings of non-tax group companies        72.4      10.4
  Change in NL's deferred income tax
   valuation allowance                                 (45.1)    (85.1)
  Settlement of German income tax audits                 -       (36.6)
  Change in German income tax law                        -        24.1
  U.S. state income taxes, net                           7.9        .2
  No tax benefit for goodwill amortization              10.7       2.0
  Non-U.S. tax rates                                     (.1)      (.8)
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold           (12.1)      -
  Other, net                                            (1.1)     (2.4)



                                                      $184.4    $(69.2)



Comprehensive provision (benefit) for income taxes
 allocated to:
  Continuing operations                               $184.4    $(69.2)

  Discontinued operations                                -         -
  Extraordinary item                                    (1.4)      -
  Other comprehensive income:
    Marketable securities                                (.8)      1.4
    Currency translation                                (1.2)     (8.8)
    Pension liabilities                                   .6      (2.3)


                                                      $181.6    $(78.9)






     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of a $90 million non-cash income tax benefit recognized by NL in the second quarter of 1999.

NOTE 11 - MINORITY INTEREST:

     The components of minority interest in net assets and income from continuing operations are presented in the following tables.

                                       DECEMBER 31,   JUNE 30,
                                           1998         1999

                                            (IN THOUSANDS)

Minority interest in net assets:
  NL Industries                         $ 64,268     $105,984
  CompX                                   46,817       49,361
  Subsidiaries of NL                         633        2,839
  Subsidiaries of CompX                        4           69


                                        $111,722     $158,253





                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                                1998       1999

                                                (IN THOUSANDS)
Minority interest in net earnings (losses) -
 income from continuing operations:
  NL Industries                               $43,891    $52,632
  CompX                                         2,843      4,296
  Subsidiaries of NL                               19      2,250
  Subsidiaries of CompX                           (78)       (66)


                                              $46,675    $59,112






     Waste Control Specialists was formed in 1995 by Valhi and another entity. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists' net losses or net income will accrue to the Company for financial reporting purposes until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets is reported at June 30, 1999, and no minority interest in Waste Control Specialists' net earnings or losses is expected to be reported at least through the remainder of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The Company reported income from continuing operations for the first six months of 1999 of $64.2 million, or $.55 per diluted share, compared to income of $202.6 million, or $1.75 per diluted share, in the first six months of 1998. For the second quarter of 1999, Valhi reported income from continuing operations of $61.8 million, or $.53 per diluted share, compared to a loss from continuing operations of $2.1 million, or $.02 per diluted share, in the second quarter of 1998. Results for the second quarter of 1999 include a $90 million non-cash income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL, as discussed below. The 1998 year-to-date results include gains related to the sale of NL Industries' specialty chemicals business and the initial public offering of CompX International common stock aggregating $196 million, or $1.69 per diluted share, net of income taxes and minority interest. The loss in the second quarter of 1998 includes an aggregate charge of $32 million ($21 million, or $.18 per diluted share, net of income taxes) related to the settlement of two lawsuits.

     The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers on its ability to raise selling prices and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, the possibility of labor disruptions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, possible future litigation and possible disruptions of normal business activity from Year 2000 issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

CHEMICALS

     NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc. NL sold its specialty chemicals business unit, conducted by its wholly-owned subsidiary Rheox, Inc., in January 1998.

                    THREE MONTHS ENDED         SIX MONTHS ENDED
                        JUNE 30,          %        JUNE 30,         %

                      1998     1999    CHANGE   1998     1999    CHANGE

                     (IN MILLIONS)              (IN MILLIONS)
Net sales:
  Kronos             $241.6   $232.5    -4%    $464.2   $434.1    -6%
  Rheox                 -        -               12.7      -


                     $241.6    232.5    -4%    $476.9   $434.1    -9%




Operating income:

  Kronos             $ 42.0   $ 39.2    -6%    $ 76.7   $ 65.2   -15%
  Rheox                 -        -                2.7      -


                     $ 42.0   $ 39.2    -6%    $ 79.4   $ 65.2   -18%






     Kronos' TiO2 sales and operating income decreased in 1999 compared to 1998 due primarily to lower sales and production volumes for TiO2, partially offset by a $5.3 million foreign currency transaction gain in the second quarter of 1999 related to certain of NL's short-term intercompany cross-border financings. These NL intercompany financings were settled in July 1999.

     NL's TiO2 sales volumes in the second quarter of 1999 decreased 1% from the record sales volumes in the second quarter of 1998, but increased 24% from the first quarter of 1999 sales volumes. TiO2 sales volumes in the first six months of 1999 were 8% lower than the same period in 1998. NL's production rates continue to closely match its sales volumes, and NL's average capacity utilization rate was 98% in the second quarter of 1999 and was 91% for the first six months of the year.

     NL's average TiO2 selling prices during the second quarter of 1999 approximated the second quarter of 1998, but were 2% lower than the first quarter of this year reflecting weaker prices in European and export markets and, to a lesser degree, in North American markets. NL's average TiO2 selling prices at the end of the second quarter of 1999 were 1% lower than the average for the quarter. NL's average TiO2 selling prices in the first six months of 1999 were 3% higher than the first six months of 1998 due primarily to higher North American prices.

     NL believes its TiO2 selling prices in the second half of 1999 will be below those of the first half of the year. However, NL does not expect the downward pressures on Ti02 selling prices will be long-term in nature as a result of the continuing recovery in Asia and NL's positive view of the worldwide economy. In this regard, NL recently announced a 7.5% price increase in Europe that NL expects will improve its pricing trends in late 1999. NL currently expects its TiO2 sales volumes in calendar 1999 will approximate its calendar 1998 sales volumes. Overall, NL expects its calendar 1999 TiO2 operating income will be lower than 1998 due to lower Ti02 production volumes and lower Ti02 average selling prices.

     A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies.
Fluctuations in the value of the U.S. dollar relative to other currencies increased NL's sales in the first six months of 1999 by $1 million compared to the first six months of 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million foreign currency transaction gain discussed above, was not significant.

     The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond those amounts separately-reported by NL. Such additional non-cash expense currently reduces chemicals operating income, as reported by Valhi, by approximately $19 million per year.

COMPONENT PRODUCTS

                  THREE MONTHS ENDED         SIX MONTHS ENDED
                       JUNE 30,        %         JUNE 30,         %

                     1998     1999   CHANGE   1998     1999     CHANGE

                     (IN MILLIONS)            (IN MILLIONS)
Net sales           $39.7     $55.0   +39%   $71.8     $110.2    +53%
Operating income      9.1       9.7    +5%    13.4       19.2    +43%





     Component products sales increased in 1999 compared to the same periods in 1998 due primarily to sales generated by the Thomas Regout slide operations acquired in January 1999 and sales generated by two lock producers acquired in March and November 1998. Component products operating income in the first six months of 1998 included a $3.3 million first quarter non-recurring pre-tax charge related to certain stock awarded in conjunction with CompX's March 1998 initial public offering. Excluding the effect of these acquisitions, component products net sales increased 1% in the first six months of 1999 compared to the first six months of 1998 as a 10% increase in sales of security products was offset by a 3% decline in sales of slide and ergonomic products reflecting weak demand in the office furniture industry. Excluding the effect of these acquisitions and the stock award charge discussed above, component products operating income decreased 4% in the first six months of 1999 compared to the same period in 1998 as a result of the decline in slide and ergonomic product sales.

EQUITY AFFILIATES

     Tremont Corporation. As previously reported, Valhi commenced reporting equity in Tremont's earnings in the third quarter of 1998. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's ownership percentage to Tremont's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. Such non-cash amortization currently reduces earnings (or increases losses) attributable to Tremont as reported by the Company by approximately $3 million per year.

     Tremont accounts for its interests in both NL and TIMET by the equity method. In the first six months of 1999, Tremont reported net income of $12.8 million comprised primarily of equity in net losses of TIMET ($1.9 million), equity in earnings of NL ($23.2 million) and a provision for income taxes of $7.2 million. Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont, and generally reduces earnings (or increases losses) attributable to NL as reported by Tremont.

     NL's operating results are discussed above. Tremont's equity in earnings of NL in the first six months of 1999 includes Tremont's pro-rata share ($17.7 million) of NL's non-cash income tax benefit discussed below.

     For the first six months of 1999, TIMET reported sales of $261.7 million, an operating loss of $.4 million and a net loss of $6.4 million compared to sales, operating income and net income of $377.9 million, $55.5 million and $32.1 million, respectively, in the first six months of 1998. TIMET's results in 1999 were below those of 1998 principally due to a 26% decline in TIMET's year-to-date mill products sales volumes caused by the previously-reported lower demand in both its aerospace and industrial markets. Sales of $127.6 million in the second quarter of 1999 were 5% lower than the first quarter of this year due principally to lower volumes. However, TIMET's average mill product selling prices in the second quarter of 1999 increased compared to the first quarter of 1999 due largely to changes in product mix, as over 60% of the decline in mill product sales volumes from the first quarter to the second quarter occurred in TIMET's lowest-priced industrial market product line. TIMET's previously-reported cost reduction efforts and the change in product mix both contributed to an improvement in TIMET's margins in the second quarter of 1999 compared to the first quarter of this year. TIMET is focusing on improving its margins through cost reductions, including shifting production to its more cost-

effective equipment acquired or refurbished as part of its recently-completed capital expenditure program, and through increased utilization of its business-enterprise SAP system to help improve business processes. TIMET reported a modest operating profit in the second quarter, and TIMET's net loss of $2.5 million in the second quarter of 1999 was lower than the $3.9 million net loss reported in the first quarter of this year.

     TIMET believes that demand for titanium aerospace products continues to be impacted by customer inventory levels as well as forecasted commercial aircraft build rates. The time required for TIMET's customers to consume excess inventories has been longer than TIMET previously anticipated. TIMET also intends to increasingly compete on price, particularly in industrial markets. TIMET currently expects its sales volumes during the last half of 1999 will be higher than in the first half of the year, and expects its overall average mill product selling prices will be lower, in part due to product mix changes. Assuming demand remains at currently expected levels during the remainder of 1999, TIMET currently expects to return to modest profitability in the second half of 1999.

     Valhi periodically evaluates the net carrying value of its long-term assets, including its investment in Tremont, to determine if there has been any decline in value below their carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At June 30, 1999, the NYSE price of $21.50 per Tremont share indicated an aggregate NYSE market value of Valhi's investment in Tremont common stock of approximately $68.3 million, or $114.2 million less than Valhi's $182.5 million net carrying value of its investment in Tremont at that date. Such excess of net carrying value over aggregate market value at June 30, 1999 is slightly lower than the excess amount at March 31, 1999. The Company believes NYSE stock prices (particularly in the case of companies such as Tremont that have a major shareholder and are not widely followed or traded) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the NYSE market prices of Tremont's holdings of NL and TIMET, the relatively short time period during which Tremont's NYSE price has been less than the Company's per share net investment in Tremont, recent trends in Tremont's market price, Tremont's (and hence NL's and TIMET's) operating results, financial position, estimated asset values and prospects, the Company concluded that there had been no other than temporary decline in value of the Company's investment in Tremont below its net carrying value at June 30, 1999.

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

     Waste Control Specialists. Waste Control Specialists reported a loss of $8.5 million during the first six months of 1999 compared to a loss of $6.8 million during the first six months of 1998. Waste Control Specialists reported sales of $8.3 million in the first six months of 1999 compared to $3.4 million in the first six months of 1998. Waste Control Specialists' operating loss increased in 1999 due in part to higher expenditures in connection with the pursuit of permits covering the disposal of low-level and mixed radioactive waste as well as higher legal expenses. As discussed in Note 2 to the Consolidated Financial Statements, the Company will commence consolidating Waste

Control Specialists' results of operations and cash flows beginning in the third quarter of 1999.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. As previously-reported, the hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provide certain competitive advantages, a key element of Waste Control Specialists' strategy to provide "one-stop shopping" for hazardous, low-level radioactive and mixed wastes includes obtaining permits for the disposal of low-level and mixed radioactive wastes.

     The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise. During the recent Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law which would allow the regulatory agency to issue a disposal permit to a private entity. While the legislative session ended without any change in state law, Waste Control Specialists has been pursuing other alternatives with respect to the disposal of low-activity radioactive and mixed wastes, including obtaining certain modifications to its existing permits that would allow Waste Control Specialists to dispose of certain types of low-activity radioactive and mixed wastes. Waste Control Specialists has recently obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-activity radioactive materials, including naturally occurring radioactive material ("NORM") and exempt level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes that continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue permit modifications to further expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. Expenditures associated with any additional permit modifications concerning the disposal of low-level and mixed radioactive wastes are expected to be significantly lower than those incurred during the first six months of this year in connection with the Texas legislative session. There can be no assurance that Waste Control Specialists will be successful in obtaining any future permit modifications.

     In June 1999, Waste Control Specialists was awarded a contract by the Kansas City District of the Corps of Engineers for the disposal of NORM, low-activity radioactive materials and certain hazardous wastes, all of which are eligible for treatment and disposal under Waste Control Specialists' permits currently in place. The Corps of Engineers oversees the Formerly Utilized Sites Remedial Action Program ("FUSRAP") that involves the remediation of 46 government sites in 14 states throughout the U.S. The contract provides for disposal of FUSRAP wastes for a minimum volume of $500,000 and a maximum volume of $96 million over a five year period ending July 2004, with an option to extend the contract for an additional five years (the maximum contract value remains $96 million). Waste Control Specialists believes this contract provides a convenient vehicle for a variety of federal facilities to directly contract with Waste Control Specialists for disposal of such wastes at listed prices. Waste Control Specialists' ability to realize sales pursuant to this contract is dependent upon a number of factors, including the availability of government funding for the clean-up of specified sites and Waste Control Specialists'

successful marketing efforts that will focus on getting managers and operators of these sites to select this contract vehicle for disposal of specified wastes.

     As discussed above, the completion of the Texas legislative session is expected to result in a significant reduction in the Company's expenditures for permitting during the second half of 1999 compared to the first half of this year. Waste Control Specialists has also commenced a program to focus on improved operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs. Waste Control Specialists will also refocus its sales and marketing efforts to (i) emphasize opportunities where Waste Control Specialists believes it has unique permitting capabilities for the treatment and storage of mixed wastes that currently provide Waste Control Specialists with certain competitive advantages and (ii) capitalize on the recent permit modifications regarding disposal of certain types of low-level radioactive wastes. Realizing significant sales volumes from these types of waste streams may involve lengthy negotiations and due diligence processes necessary to satisfy potential customers of the adequacy of Waste Control Specialists' permitting ability for its facility and compliance with regulatory procedures. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.


OTHER


     General corporate items. Interest and dividend income decreased in 1999 compared to 1998 due primarily to a lower level of funds available for investment. Dividend distributions from The Amalgamated Sugar Company LLC are dependent in part upon the LLC's results of operations, and the Company received $11.7 million of dividend distributions from the LLC in the first six months of 1999 compared to $12.1 million in the first six months of 1998. Based on the LLC's current projections, the Company currently expects aggregate dividend distributions from the LLC in calendar 1999 will be higher than the $18.4 million received in calendar 1998. Despite the higher level of LLC distributions expected to be received in 1999 compared to 1998, aggregate general corporate interest and dividend income is expected to be lower in 1999 compared to 1998 due primarily to a lower level of funds available for investment.

     Securities transaction gains in both periods include gains related to the disposition of a portion of the shares of Halliburton common stock held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such Halliburton shares. Any additional exchanges in 1999 or beyond would similarly result in additional securities transaction gains. Securities transactions gains in the second quarter of 1999 also include an aggregate $.6 million gain from the sale of certain available-for-sale marketable securities. See Notes 3 and 9 to the Consolidated Financial Statements.

     NL's previously-reported $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ($1.7 million and $2 million in the first six months of 1998 and 1999, respectively). See Note 9 to the Consolidated Financial Statements. Net general corporate expenses in the second quarter of 1998 includes an aggregate $32 million pre-tax charge associated to the settlement of two lawsuits.

     Interest expense. Interest expense decreased in 1999 compared to 1998 due primarily to a lower average level of outstanding indebtedness (primarily related to NL's Senior Secured Discount Notes redeemed in October 1998). Interest expense is expected to continue to be lower during the remainder of 1999 compared to the same periods in 1998.

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

     In the second quarter of 1999, NL recognized a $90 million non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). With respect to the German tax contingency, the German government has conceded substantially all of its income tax claims against NL, and the government has released a DM 94 million ($50 million) lien on one of NL's German TiO2 plants that secured the government's claim. The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a legal restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactively to January 1, 1999 and resulted in an additional $3.2 million of current income tax expense during the first six months of 1999 for NL.

     Also during the first six months of 1999, NL reduced its deferred income tax valuation allowance by $7 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Minority interest and discontinued operations. See Notes 11 and 1, respectively, to the Consolidated Financial Statements.

     Minority interest of NL's subsidiaries in 1999 relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities.
The shareholders of EMS, other than NL, actively manage these environmental liabilities and share in 39% of any EMS cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.


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

     NL has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for Year 2000 compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort for all critical IT and non-IT systems is in process, and NL anticipates that remediation of all systems will be substantially completed by September 1999. Once systems undergo remediation, they are tested for Year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Year 2000 compliant is expected to be approximately $2 million, of which about three-fourths has been spent through June 30, 1999.

     NL has approximately 30 major computer systems which have been assessed for Year 2000 compliance. At June 30, 1999, NL believes approximately 90% of such systems are Year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator, and the status of each of the remaining systems will be specifically tracked and monitored.


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

     NL is in the process of developing a contingency plan to address potential Year 2000 issues related to business interruption that may occur on January 1, 2000 or thereafter. NL's plan is expected to be completed in the third quarter of 1999.

     Although NL expects its systems to be Year 2000 compliant before December 31, 1999, it cannot predict the outcome or success of the Year 2000 compliance programs of its vendors, suppliers and customers. NL also cannot predict whether its major software vendors, who continue to test for Year 2000 compliance, will find additional problems that would result in unplanned upgrades of their applications after December 31, 1999. As a result of these uncertainties, NL cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from noncompliant Year 2000 systems that NL directly or indirectly relies upon. Should NL's Year 2000 compliance plan not be successful or be delayed beyond January 1, 2000, or should one or more suppliers, vendors or customers fail to adequately address their Year 2000 issues, the consequences to NL could be far-reaching and material, including an inability to produce TiO2 at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include plant malfunction, impeded communications or power supplies, or slower transaction processing and financial reporting. Although not anticipated, the most reasonably likely worst-case scenario of failure by NL or its key suppliers or customers to become Year 2000 compliant would be a short-term slowdown or cessation of manufacturing operations at one or more of its facilities and a short-term inability on the part of NL to process orders and billings in a timely manner, and to deliver products to customers.

    CompX. CompX has installed information systems upgrades for both its U.S. and Canadian facilities which contain, among many other features, software compatibility with the Year 2000 issue. Excluding the cost of the information systems upgrades, CompX's expenditures to-date to address the Year 2000 compliance have not been significant, and CompX does not currently anticipate spending significant additional funds to address Year 2000 compliance in the future.

     As part of its Year 2000 compliance plan, CompX is seeking confirmation from its major software and hardware vendors, primary suppliers and major customers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by CompX to-date indicate that such vendors, suppliers and customers generally are in the process of becoming Year 2000 compliant by December 31, 1999. The major software vendors used by CompX have already delivered Year 2000 compliant software. Notwithstanding these efforts, CompX's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

     CompX is developing a contingency plan to deal with potential Year 2000 issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the third quarter of 1999.

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

     TIMET. Most of TIMET's information systems have been or are being replaced in connection with the implementation of its business-enterprise SAP system.
The initial implementation of SAP has been completed. The cost of the new system, including related equipment and networks, aggregated $50 million during 1997 and 1998 ($41 million capital; $9 million expense).

     TIMET, with the help of outside specialists and consultants (i) has completed an assessment of potential Year 2000 issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new SAP system and (ii) has substantially completed the remediation and testing of all systems. TIMET's Year 2000 readiness varies by location. Some of TIMET's locations had completed their internal Year 2000 readiness plans by TIMET's June 1999 target date.

Certain other locations were delayed in completing their readiness plans in part due to vendor release schedules. TIMET has contingency plans for certain applications in the event its Year 2000 readiness is delayed, and TIMET is currently developing contingency plans for certain other applications. TIMET also intends to continue testing and retesting during the remainder of 1999. TIMET has expended approximately $4 million through June 1999 ($2 million in the first half of 1999) on these specific non-information system issues, principally embedded system technology, and expects to incur approximately an additional
$1 million on such issues in the remainder of 1999. TIMET's evaluation of potential Year 2000 exposure related to key suppliers and customers is also in process and will continue throughout 1999. In this regard, TIMET is considering the temporary shutdown of certain sensitive production operations for a few days around the end of 1999 and early 2000 as an additional safeguard against the unexpected loss of utilities service. TIMET expects to schedule production to provide for such temporary shutdowns.

     Although TIMET believes its key information and non-information systems will be Year 2000 ready before the end of 1999, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of 1999 or even after December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from Year 2000 failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 readiness plans not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or its key suppliers or customers to become Year 2000 ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

     Waste Control Specialists. Waste Control Specialists' recently-installed information system is Year 2000 compliant. The cost of such new information system was not material to Waste Control Specialists. Waste Control Specialists is in the process of evaluating any potential Year 2000 issues with respect to embedded chip technology associated with the equipment at its disposal facility; however, because such facility was constructed in the past few years, Waste Control Specialists does not expect such equipment to present any significant Year 2000 compliance issues. Waste Control Specialists is also in the process of contacting its major suppliers and customers to confirm they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Notwithstanding these efforts, Waste Control Specialists' ability to affect the Year 2000 preparedness of such suppliers and customers is limited. Waste Control Specialists expects to have its evaluation of embedded chip technology and Year 2000 compliance issues at significant suppliers and customers completed in the third quarter of 1999, and any required remedial actions completed prior to the end of 1999. Assuming Waste Control Specialists does not encounter a significant Year 2000 compliance issue with respect to the equipment at its disposal facility, Waste Control Specialists does not expect its costs associated with Year 2000 compliance will be material.

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

     Tremont. As a holding company, Tremont does not have numerous applications or systems. Tremont (i) has completed an assessment of potential Year 2000 issues in its information systems and (ii) has implemented remedial actions, including testing. The cost for Tremont's Year 2000 readiness is not material to Tremont. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Year 2000 ready would be a short-term inability on the part of Tremont to process banking transactions.

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

EUROPEAN MONETARY CONVERSION

     Beginning January 1, 1999, 11 of the 15 members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, established fixed conversion exchange rates between their existing sovereign currencies and the European currency unit ("euro"). Such members adopted the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their sovereign currencies to the euro at a later date. Certain European countries, such as Norway, are not members of the EU and their sovereign currencies will remain intact. Each national government retained authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, are now established by a new European Central Bank. Following the introduction of the euro, the participating countries' national currencies are scheduled to remain legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such currencies will remain fixed.

     NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. In addition, NL has a significant amount of outstanding indebtedness denominated in the Deutsche Mark. The national currency of the country in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective sovereign currencies to the euro over a two-year period beginning in 1999. NL has assessed and evaluated the impact of the euro conversion on its business and has made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and manufacturing costs, and consequently favorably or unfavorably impact NL's reported consolidated results of operations, financial condition or liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES:

     Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. In addition, cash flows from operating activities in 1998 include the impact of the payment of cash income taxes related to the disposal of NL's specialty chemicals business unit, even though the pre-tax proceeds from the disposal are reported
as a component of cash flows from investing activities.   Noncash interest
expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

     Cash flows from investing and financing activities. Approximately 65% of the Company's aggregate capital expenditures in the first six months of 1999 relates to NL, and substantially all of the remaining amount relates to CompX.

     During the first quarter of 1999, (i) CompX acquired a precision ball bearing slide producer for approximately $53 million using funds on hand and $20 million of borrowing under its unsecured revolving bank credit facility, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $1.9 million of additional shares of Tremont common stock and $.6 million of additional shares of CompX common stock and (iv) Valhi sold certain marketable securities for an aggregate of $6.6 million.


     Net repayments of indebtedness in the first six months of 1999 include (i) NL's repayment in full of the remaining DM 107 million outstanding under the term loan portion of its DM credit facility ($60 million when repaid) using funds on hand and a net DM 80 million ($45 million) increase in the revolver portion of the DM facility and (ii) CompX's $20 million of borrowing under its revolving bank credit facility.

     At June 30, 1999, unused credit available under existing credit facilities approximated $186 million, which was comprised of $80 million available to CompX under its unsecured revolving senior credit facility, $56 million available to NL under non-U.S. credit facilities and $50 million available to Valhi under its bank facility. In early July 1999, Valhi borrowed $16 million under its bank facility and used the proceeds to repay an equal amount of its unsecured, short-term borrowings from Contran.


CHEMICALS - NL INDUSTRIES

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income tax related items and interest. As discussed above, in the second quarter of 1999 certain significant German tax contingencies aggregated an estimated DM 188 million ($100 million) through 1998 were resolved in NL's favor.

     On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL's effective cash income tax rate in Germany increased beginning in the second quarter of 1999.

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

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation as discussed above. NL believes it has provided adequate accruals ($119 million at June 30, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints.
NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL

     In January 1999, CompX acquired a precision ball bearing slide producer for approximately $53 million, using available cash on hand and $20 million of borrowing under its revolving bank credit facility.

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


     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables, in July 1999 CompX entered into a series of short-term forward exchange contracts to exchange an aggregate of US$ 7 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn$ 1.49 and Cdn$ 1.50 per U.S. dollar.

TREMONT CORPORATION

     Tremont is primarily a holding company which, at June 30, 1999, owned approximately 39% of TIMET and 20% of NL. At June 30, 1999, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $138 million and $114 million, respectively.

     In 1998, Tremont entered into a revolving advance agreement with Contran. Through June 30, 1999, Tremont had borrowed $13 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Absent additional purchases of NL and TIMET common stock, Tremont does not currently believe it will need to borrow significant additional amounts from Contran.

     At June 30, 1999, Tremont reported total assets of $305 million and stockholders' equity of $206 million. Tremont's total assets at such date include its investments in TIMET ($155 million), NL ($111 million) and other joint ventures ($14 million) and $3 million in cash and cash equivalents; Tremont's total liabilities at such date include the demand loan owed to Contran ($13 million), accrued OPEB costs ($22 million), accrued insurance claims and claim expenses related to its wholly-owned captive insurance subsidiary ($16 million) and deferred income taxes ($35 million).

     Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. Tremont's per share net carrying amount of its investment in NL at June 30, 1999 was $10.87 per share, compared to a NYSE per share market price of $11.13 at that date. At June 30, 1999, the NYSE price of $11.25 per TIMET share indicated an aggregate NYSE market value of Tremont's investment in TIMET of $138 million, or $17 million less than Tremont's $155 million net carrying value of its investment in TIMET at that date ($12.65 per TIMET share held). Tremont believes NYSE stock prices (particularly in the case of companies such as TIMET and NL which have a major shareholder) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what Tremont believes to be all relevant factors including, among other things, the relatively short period of time that the NYSE stock prices have been less than Tremont's per share investment in TIMET and NL, recent ranges in market prices and TIMET's and NL's operating results, financial position and prospects, Tremont has concluded that there has been no other than temporary decline in the value of its investment in TIMET or NL below their respective net carrying values at June 30, 1999.

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


     In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of June 30, 1999, Tremont had acquired 1.2 million shares under such authorization. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

     Tremont periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, Tremont has in the past and may in the future seek to obtain financing from related parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur indebtedness, purchase shares of its common stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage liquidity and capital resources. In the normal course of business, Tremont may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, Tremont may consider using available cash, issuing equity securities or incurring indebtedness.

     Tremont owns indirect ownership interests in Basic Management Inc. ("BMI"). BMI provides utility services to, and owns property adjacent to (the "BMI Complex"), TIMET's facility in Nevada. In the early 1990s, TIMET and certain other companies that currently have or formerly had operations within the BMI Complex (the "Steering Committee Companies") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In June 1999, TIMET entered into a series of agreements with BMI and, in certain cases, other Steering Committee Companies, pursuant to which, among other things: (i) BMI, TIMET and the other Steering Committee Companies each agreed to contribute to the cost of remediating any soils contamination within the BMI Complex (excluding the individual active plant sites), certain lands surrounding the BMI Complex and certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property"), and TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against TIMET's accrued liabilities), (ii) BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties, (iii) BMI indemnified TIMET and the other Steering Committee Companies against certain future liabilities associated with any soils contamination on such properties and (iv) TIMET agreed to convey to BMI, at no additional cost, the TIMET Pond Property upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow

TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property. With respect to the TIMET Pond Property project, BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. TIMET does not currently expect to incur any cost in connection with this project. TIMET, BMI and the other Steering Committee Companies are continuing investigation with respect to certain issues associated with the properties described above. In addition, TIMET is continuing assessment work with respect to its own active plant site.

GENERAL CORPORATE - VALHI

     Valhi's operations are conducted primarily through subsidiaries and affiliates (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share, and NL increased its quarterly dividend to $.035 per share in the first quarter of 1999. At the $.035 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at June 30, 1999, Valhi would receive aggregate annual dividends from NL of approximately $4.2 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi began to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.2 million Tremont shares owned by Valhi at June 30, 1999, Valhi would receive aggregate annual dividends from Tremont of approximately $890,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At June 30, 1999, Valhi had $5 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $16 million of short-term borrowings owed to Contran. In addition, Valhi had $50 million of borrowing availability under its revolving credit facility.

     Valhi's LYONs do not require current cash debt service. At June 30, 1999, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 1999, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $26 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At June 30, 1999, the LYONs had an accreted value equivalent to approximately $33 per Halliburton share, and the market price of the Halliburton common stock was $45.25 per share.

     Based on The Amalgamated Sugar Company LLC's current projections, Valhi currently expects that distributions received from the LLC in 1999, which are dependent in part upon the future operations of the LLC, will approximate its debt service requirements under its $250 million loans from Snake River. Certain covenants contained in Snake River Sugar Company's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in 1998 or to-date in 1999 other than payment of the accrued and unpaid interest owed as of December 31, 1997 ($3 million). The Company does not currently expect that Snake River will remit a significant amount of principal or interest during 1999. However, such noncollection is not expected to have a material adverse effect on the Company's liquidity, and the Company believes both the accrued and unpaid interest as well as the $80 million principal amount outstanding at June 30, 1999 will ultimately be collected.

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


     PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to the 1998 Annual Report and prior 1999 periodic reports for descriptions of certain legal proceedings.

     In May 1999, a jury awarded a judgment of approximately $800,000 plus attorney fees in favor of a former employee of Waste Control Specialists in the previously-reported Kenneth F. Jackson v. Waste Control Specialists LLC, et al. Waste Control Specialists intends to file for a judgment notwithstanding the verdict and file a motion for a new trial.

     In June 1999, the U.S. District Court for the Northern District of Texas approved the Department of Energy's change of venue motion to have the previously-reported case Waste Control Specialists LLC v. United States Department of Energy transferred to the U.S. District Court for the Southern District of Ohio. Waste Control Specialists subsequently filed a motion requesting that the case be dismissed with prejudice. The Court granted such request and the case was dismissed.

     The City of New York, et al. v. Lead Industries Association, et al. In July 1999, the court heard oral arguments on plaintiffs' and defendants' motions for partial summary judgment in this previously-reported case.

     Sweet, et al. v. Sheahan, et al. In July 1999, the defendants filed a motion to dismiss this previously-reported case for lack of jurisdiction.

     Cherokee County, Kansas Site. NL and other PRPs have entered into a consent decree agreeing to perform the remedy previously selected in the Record of Decision at the Baxter Springs subsite, and agreeing that NL is not responsible for performing the remedy at the Treece subsite.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Valhi's 1999 Annual Meeting of Stockholders was held on May 4, 1999. Norman S. Edelcup, Kenneth R. Ferris, Glenn R. Simmons, Harold C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 98% of the 114.5 million common shares eligible to vote at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 -Financial Data Schedule for the six-month period ended June 30, 1999.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1999.

        April 28, 1999   - Reported Items 5 and 7.
        May 4, 1999      - Reported Items 5 and 7.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.

                                          (Registrant)



Date   August 13, 1999            By /s/ Bobby D. O'Brien

                                     Bobby D. O'Brien
                                     (Vice President and Treasurer,
                                     Principal Financial Officer)



Date   August 13, 1999            By /s/ Gregory M. Swalwell

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





                                                 VALHI, INC.

                                              (Registrant)



Date   August 13, 1999              By

                                        Bobby D. O'Brien
                                        (Vice President and Treasurer,
                                        Principal Financial Officer)



Date   August 13, 1999                By

                                        Gregory M. Swalwell
                                        (Controller,
                                        Principal Accounting Officer)