Form 10-Q
period 1999-09-30
VALHI INC /DE/
filed 1999-11-15
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended September 30, 1999     Commission file number 1-5467




                                  VALHI, INC.
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                                                  Yes  X      No



Number of shares of common stock outstanding on October 29, 1999: 114,570,514.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 1998 and September 30, 1999             3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1998 and 1999                          5-6

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 1998 and 1999         7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 1999                  8

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1999        9-10

                 Notes to Consolidated Financial Statements           11-18

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                19-40

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                   41-42

  Item 6.        Exhibits and Reports on Form 8-K.                      42

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                   December 31,   September 30,
                                                            1998          1999
                                                            ----          ----

Current assets:
  Cash and cash equivalents ......................     $  224,572     $  205,574
  Accounts and other receivables .................        167,660        216,186
  Refundable income taxes ........................         16,443          3,511
  Receivable from affiliates .....................         11,890         14,198
  Inventories ....................................        246,338        201,474
  Prepaid expenses ...............................          3,723          9,812
  Deferred income taxes ..........................          4,836         14,717
                                                       ----------     ----------

      Total current assets .......................        675,462        665,472
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................        265,567        264,364
  Investment in and advances to affiliates .......        370,654        340,867
  Loans and notes receivable .....................         82,290         85,895
  Mining properties ..............................         15,581         18,291
  Prepaid pension cost ...........................         24,190         24,461
  Goodwill .......................................        259,336        264,578
  Deferred income taxes ..........................           --            2,619
  Other ..........................................         21,737         22,247
                                                       ----------     ----------

      Total other assets .........................      1,039,355      1,023,322
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         16,364         19,689
  Buildings ......................................        150,879        154,695
  Equipment ......................................        511,042        517,070
  Construction in progress .......................          7,918         28,571
                                                       ----------     ----------
                                                          686,203        720,025
  Less accumulated depreciation ..................        158,867        180,659
                                                       ----------     ----------

      Net property and equipment .................        527,336        539,366
                                                       ----------     ----------

                                                       $2,242,153     $2,228,160
                                                       ==========     ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)



   LIABILITIES AND STOCKHOLDERS' EQUITY                December 31,   September 30,
                                                           1998           1999
                                                           ----           ----

Current liabilities:
  Notes payable ..................................     $   36,391     $   32,428
  Current maturities of long-term debt ...........         65,448         70,512
  Accounts payable ...............................         67,592         58,262
  Accrued liabilities ............................        148,838        174,991
  Payable to affiliates ..........................         20,137         10,112
  Income taxes ...................................         12,943         11,427
  Deferred income taxes ..........................          1,237          1,734
                                                       ----------     ----------

      Total current liabilities ..................        352,586        359,466
                                                       ----------     ----------

Noncurrent liabilities:
  Long-term debt .................................        630,554        628,847
  Accrued pension costs ..........................         44,929         45,745
  Accrued OPEB costs .............................         41,981         37,910
  Accrued environmental costs ....................         83,922         63,228
  Deferred income taxes ..........................        353,717        261,641
  Other ..........................................         44,220         39,784
                                                       ----------     ----------

      Total noncurrent liabilities ...............      1,199,323      1,077,155
                                                       ----------     ----------

Minority interest ................................        111,722        167,826
                                                       ----------     ----------

Stockholders' equity:
  Common stock ...................................          1,255          1,256
  Additional paid-in capital .....................         42,789         43,444
  Retained earnings ..............................        512,468        569,552
  Accumulated other comprehensive income:
    Marketable securities ........................        122,826        126,608
    Currency translation .........................        (22,712)       (35,475)
    Pension liabilities ..........................         (2,845)        (6,413)
  Treasury stock .................................        (75,259)       (75,259)
                                                       ----------     ----------

      Total stockholders' equity .................        578,522        623,713
                                                       ----------     ----------

                                                       $2,242,153     $2,228,160
                                                       ==========     ==========




Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)




                                               Three months ended          Nine months ended
                                                 September 30,               September 30,
                                              1998          1999           1998          1999

Revenues and other income:
  Net sales ...........................   $ 260,218    $   303,282    $   808,939    $ 847,592
  Gain on:
    Disposal of business unit .........        --             --          330,217         --
    Reduction in interest in CompX ....        --             --           67,902         --
  Other, net ..........................      12,531         15,511         62,729       52,488
                                          ---------    -----------    -----------    ---------

                                            272,749        318,793      1,269,787      900,080
                                          ---------    -----------    -----------    ---------
Costs and expenses:
  Cost of sales .......................     180,062        228,981        563,772      626,457
  Selling, general and administrative .      41,034         45,812        164,956      135,087
  Interest ............................      23,005         18,020         71,889       54,383
                                          ---------    -----------    -----------    ---------

                                            244,101        292,813        800,617      815,927
                                          ---------    -----------    -----------    ---------

                                             28,648         25,980        469,170       84,153

Equity in earnings of:
  Tremont Corporation .................       2,986         (1,102)         2,986        3,389
  Waste Control Specialists (prior to
   consolidation) .....................      (2,706)          --           (9,552)      (8,496)
                                          ---------    -----------    -----------    ---------

    Income before income taxes ........      28,928         24,878        462,604       79,046

Provision for income taxes (benefit) ..         531          7,330        184,908      (61,849)

Minority interest in after-tax earnings      15,322          9,341         61,997       68,453
                                          ---------    -----------    -----------    ---------

    Income from continuing operations .      13,075          8,207        215,699       72,442

Discontinued operations ...............        --             --             --          2,000

Extraordinary item ....................      (1,424)          --           (2,747)        --
                                          ---------    -----------    -----------    ---------


      Net income ......................   $  11,651    $     8,207    $   212,952    $  74,442
                                          =========    ===========    ===========    =========


                          VALHI, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)



                                               Three months ended           Nine months ended
                                                 September 30,                September 30,
                                              1998         1999           1998          1999

Basic earnings per share:
  Continuing operations ...............   $     .11    $       .07    $      1.87    $     .63
  Discontinued operations .............        --             --             --            .02
  Extraordinary item ..................        (.01)          --             (.02)        --
                                          ---------    -----------    -----------    ---------

  Net income ..........................   $     .10    $       .07    $      1.85    $     .65
                                          =========    ===========    ===========    =========


Diluted earnings per share:
  Continuing operations ...............   $     .11    $       .07    $      1.86    $     .62
  Discontinued operations .............        --             --             --            .02
  Extraordinary item ..................        (.01)          --             (.02)        --
                                          ---------    -----------    -----------    ---------

  Net income ..........................   $     .10    $       .07    $      1.84    $     .64
                                          =========    ===========    ===========    =========


Cash dividends per share ..............   $     .05    $       .05    $       .15    $     .15
                                          =========    ===========    ===========    =========


Shares used in the calculation of per share amounts:
  Basic earnings per common share .....     114,946        115,061        115,011      115,018
  Dilutive impact of outstanding
   stock options ......................       1,337          1,190          1,090        1,191
                                          ---------    -----------    -----------    ---------

  Diluted earnings per share ..........     116,283        116,251        116,101      116,209
                                          =========    ===========    ===========    =========


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)




                                                           1998           1999
                                                           ----           ----

Net income .......................................     $  212,952     $   74,442
                                                       ----------     ----------

Other comprehensive income, net of tax:
  Marketable securities adjustment:
    Unrealized gains (losses) arising
     during the period ...........................           (799)         4,225
    Less reclassification for gains included
     in net income ...............................         (5,204)          (443)
                                                       ----------     ----------
                                                           (6,003)         3,782

  Currency translation adjustment ................          2,313        (12,763)

  Pension liabilities adjustment .................          1,013         (3,568)
                                                       ----------     ----------

    Total other comprehensive income, net ........         (2,677)       (12,549)
                                                       ----------     ----------

      Comprehensive income .......................     $  210,275     $   61,893
                                                       ==========     ==========



                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1999

                                 (In thousands)



                                 Additional                    Accumulated other comprehensive income               Total
                                  Common   paid-in    Retained    Marketable Currency     Pension    Treasury    stockholders'
                                   stock   capital    earnings   securities translation liabilities    stock        equity
                                  ------  --------    --------   ---------   ---------   --------     -------       ------

Balance at December 31, 1998 ..   $1,255   $42,789   $ 512,468    $122,826   $(22,712)   $(2,845)   $(75,259)   $ 578,522

Net income ....................     --        --        74,442        --         --         --          --         74,442
Dividends .....................     --        --       (17,358)       --         --         --          --        (17,358)
Other comprehensive income, net     --        --          --         3,782    (12,763)    (3,568)       --        (12,549)
Other, net ....................        1       655        --          --         --         --          --            656
                                  ------   -------   ---------    --------   --------    -------    --------    ---------

Balance at September 30, 1999 .   $1,256   $43,444   $ 569,552    $126,608   $(35,475)   $(6,413)   $(75,259)   $ 623,713
                                  ======   =======   =========    ========   ========    =======    ========    =========


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)


                                                           1998            1999
                                                           ----            ----

Cash flows from operating activities:
  Net income .....................................     $  212,952     $   74,442
  Depreciation, depletion and amortization .......         43,881         48,091
  Gain on:
    Disposal of business unit ....................       (330,217)          --
    Reduction in interest in CompX ...............        (67,902)          --
  Noncash interest expense .......................         23,107          7,261
  Deferred income taxes ..........................        139,240        (80,610)
  Minority interest ..............................         61,997         68,453
  Other, net .....................................        (15,000)        (8,114)
  Equity in:
    Tremont Corporation ..........................         (2,986)        (3,389)
    Waste Control Specialists (prior to consolidation)      9,552          8,496
    Discontinued operations ......................           --           (2,000)
    Extraordinary item ...........................          2,747           --
  Distributions from:
    Manufacturing joint venture ..................           --           12,050
    Tremont Corporation ..........................            215            655
                                                       ----------     ----------

                                                           77,586        125,335

  Change in assets and liabilities:
    Accounts and other receivables ...............        (36,285)       (48,164)
    Inventories ..................................        (15,886)        40,337
    Accounts payable and accrued liabilities .....         14,099         (7,083)
    Accounts with affiliates .....................        (29,806)        (7,333)
    Income taxes .................................         (5,307)        11,747
    Other, net ...................................          5,827        (14,289)
                                                       ----------     ----------

        Net cash provided by operating activities          10,228        100,550
                                                       ----------     ----------

Cash flows from investing activities:
  Capital expenditures ...........................        (20,446)       (38,820)
  Purchases of:
    Business units ...............................        (33,372)       (53,121)
    Tremont Corporation common stock .............       (172,918)        (1,945)
    NL common stock ..............................        (13,890)          --
    CompX common stock ...........................         (5,587)          (624)
    Marketable securities ........................         (3,766)          --
  Investment in Waste Control Specialists ........        (10,000)       (10,000)
  Proceeds from disposal of:
    Business unit ................................        435,080           --
    Marketable securities ........................          6,875          6,588
    Discontinued operations ......................           --            2,000
  Loans to affiliates:
    Loans ........................................       (123,250)        (6,000)
    Collections ..................................        120,250          6,000
  Other, net .....................................            590           (616)
                                                       ----------     ----------

        Net cash provided (used) by investing activitie   179,566        (96,538)
                                                       ----------     ----------

                          VALHI, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 1998 and 1999

                                 (In thousands)


                                                           1998             1999
                                                           ----             ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...................................     $   31,012     $   97,271
    Principal payments ...........................       (288,479)       (94,319)
    Deferred financing costs paid ................           (220)          --
  Loans from affiliate:
    Loans ........................................          3,000         35,700
    Repayments ...................................           --          (45,200)
  Valhi dividends paid ...........................        (17,347)       (17,358)
  Distributions to minority interest .............         (1,287)        (2,278)
  Proceeds from issuance of CompX common stock ...        110,378           --
  Common stock reacquired ........................         (3,692)          --
  Other, net .....................................          1,267            854
                                                       ----------     ----------

      Net cash used by financing activities ......       (165,368)       (25,330)
                                                       ----------     ----------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ..         24,426        (21,318)
  Currency translation ...........................           (297)        (2,571)
  Business units acquired ........................           --            4,157
  Consolidation of Waste Control Specialists .....           --              734
  Business unit sold .............................         (7,630)          --
Cash and equivalents at beginning of period ......        360,369        224,572
                                                       ----------     ----------

Cash and equivalents at end of period ............     $  376,868     $  205,574
                                                       ==========     ==========


Supplemental disclosures:
  Cash paid for:
  Interest, net of amounts capitalized ...........     $   40,326     $   39,238
  Income taxes, net ..............................         77,917          7,375

Business units acquired - net assets consolidated:
  Cash and cash equivalents ......................     $     --       $    4,157
  Goodwill and other intangible assets ...........         23,399         15,837
  Other non-cash assets ..........................         17,782         52,799
  Liabilities ....................................         (7,809)       (19,672)
                                                       ----------     ----------

  Cash paid ......................................     $   33,372     $   53,121
                                                       ==========     ==========

Waste Control Specialists - net assets consolidated:
  Cash and cash equivalents ......................     $     --       $      734
  Property and equipment .........................           --           23,128
  Other non-cash assets ..........................           --            9,843
  Liabilities ....................................           --          (22,201)
                                                       ----------     ----------

  Net investment at date of consolidation ........     $     --       $   11,504
                                                       ==========     ==========


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

         The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1998 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1999 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

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

         Discontinued operations in 1999 represent $2 million of additional consideration received by the Company related to the 1997 disposal of the Company's former fast food operations. No income tax provision is required with respect to such additional consideration.

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

Note 2 -       Business segment information:

                                                             % owned at
    Operations               Principal entities          September 30, 1999

  Chemicals             NL Industries, Inc.                     58.2%*
  Component products    CompX International Inc.                64.2%
  Waste management      Waste Control Specialists               68.8%
  Titanium metals       Tremont Corporation                     49.7%*

* Tremont owns an additional 19.7% of NL.

                                              Three months ended             Nine months ended
                                                 September 30,                September 30,
                                              1998           1999          1998          1999
                                                                (In millions)

Net sales:
  Chemicals ...........................   $   221.5    $     242.7    $     698.4    $   676.8
  Component products ..................        38.7           55.9          110.5        166.1
  Waste management (after consolidation)       --              4.7           --            4.7
                                          ---------    -----------    -----------    ---------

                                          $   260.2    $     303.3    $     808.9    $   847.6
                                          =========    ===========    ===========    =========

Operating income:
  Chemicals ...........................   $    40.2    $      30.0    $     119.6    $    95.2
  Component products ..................         8.8            9.8           22.2         29.0
  Waste management (after consolidation)       --             (1.5)          --           (1.5)
                                          ---------    -----------    -----------    ---------
                                               49.0           38.3          141.8        122.7
Gain on:
  Disposal of business unit ...........        --             --            330.2         --
  Reduction in interest in CompX ......        --             --             67.9         --
General corporate items:
  Interest and dividend income ........         8.2           10.7           42.9         32.2
  Securities transactions .............          .1             .1            8.0           .7
  Expenses, net .......................        (5.6)          (5.0)         (49.7)       (17.0)
Interest expense ......................       (23.0)         (18.0)         (71.9)       (54.4)
                                          ---------    -----------    -----------    ---------
                                               28.7           26.1          469.2         84.2

Equity in:
  Tremont Corporation .................         3.0           (1.1)           3.0          3.4
  Waste Control Specialists (prior
   to consolidation) ..................        (2.8)          --             (9.6)        (8.5)
                                          ---------    -----------    -----------    ---------

    Income before income taxes ........   $    28.9    $      25.0    $     462.6    $    79.1
                                          =========    ===========    ===========    =========

         In January 1999, CompX acquired Thomas Regout Holding N.V., a producer of precision ball bearing slides, for $53 million cash consideration. CompX has signed a definitive agreement to acquire a Taiwanese slide producer for $11.5 million cash consideration. CompX expects this transaction will close in November 1999.

         In February 1999, Valhi contributed $10 million to Waste Control Specialists' equity, thereby increasing its membership interest from 64.3% to 68.8%. The Company also holds an option, as amended in July 1999, to make an additional $20 million equity contribution to Waste Control Specialists which, if contributed, would increase its membership interest to 90%. Prior to June 30, 1999, the Company did not consolidate Waste Control Specialists. The Company was not deemed to control Waste Control Specialists because the controlling general partner of the other owner of Waste Control Specialists had been granted the duties of chief executive officer of Waste Control Specialists under an employment agreement. As of June 1999, that individual resigned as CEO and a new CEO unrelated to the other owner was appointed. Accordingly, the Company is now deemed to control Waste Control Specialists. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and commenced consolidating its results of operations and cash flows in the third quarter of 1999.

         Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and Tremont's 39%-owned affiliate Titanium Metals Corporation ("TIMET," NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                      December 31,    September 30,
                                                           1998           1999
                                                           ----           ----
                                                              (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ................     $  170,000     $  170,000
Halliburton Company common stock .................         79,710         89,861
Other securities .................................         15,857          4,503
                                                       ----------     ----------

                                                       $  265,567     $  264,364
                                                       ==========     ==========

        At September 30, 1999, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $41 per share, or an aggregate market value of $110 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 8. See the 1998 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale securities (primarily common stocks) is $8 million at September 30, 1999. In the second quarter of 1999, the Company sold certain available-for-sale marketable securities with a cost basis of $6 million for aggregate proceeds of $6.6 million.

Note 4 -       Inventories:

                                                       December 31,  September 30,
                                                           1998          1999
                                                           ----         ------
                                                              (In thousands)

Raw materials:
  Chemicals ......................................     $   46,114     $   40,191
  Component products .............................          6,520          8,851
                                                       ----------     ----------
                                                           52,634         49,042
                                                       ----------     ----------
In process products:
  Chemicals ......................................         11,530          8,073
  Component products .............................          5,748          7,907
                                                       ----------     ----------
                                                           17,278         15,980
                                                       ----------     ----------
Finished products:
  Chemicals ......................................        137,000        100,116
  Component products .............................          4,634          8,270
                                                       ----------     ----------
                                                          141,634        108,386
                                                       ----------     ----------

Supplies (primarily chemicals) ...................         34,792         28,066
                                                       ----------     ----------

                                                       $  246,338     $  201,474
                                                       ==========     ==========

Note 5 -       Accrued liabilities:

                                                        December 31,  September 30,
                                                            1998          1999
                                                            ----          ----
                                                               (In thousands)

Current:
  Employee benefits ..............................     $   42,665     $   42,048
  Environmental costs ............................         46,059         58,141
  Interest .......................................          7,397         15,267
  Deferred income ................................          4,353          7,538
  Other ..........................................         48,364         51,997
                                                       ----------     ----------

                                                       $  148,838     $  174,991
                                                       ==========     ==========

Noncurrent:
  Insurance claims and expenses ..................     $   15,321     $   15,077
  Employee benefits ..............................         12,523         11,853
  Deferred income ................................         13,693         10,603
  Other ..........................................          2,683          2,251
                                                       ----------     ----------

                                                       $   44,220     $   39,784
                                                       ==========     ==========

Note 6 - Other noncurrent assets:

                                                        December 31,  September 30,
                                                           1998           1999
                                                           ----           ----
                                                              (In thousands)

Investment in affiliates:
  Tremont Corporation ............................     $  179,452     $  181,715
  TiO2 manufacturing joint venture ...............        171,202        159,152
  Waste Control Specialists LLC ..................         10,000           --
                                                       ----------     ----------
                                                          360,654        340,867
Loan to Waste Control Specialists LLC ............         10,000           --
                                                       ----------     ----------

                                                       $  370,654     $  340,867
                                                       ==========     ==========

Loans and notes receivable:
  Snake River Sugar Company ......................     $   80,000     $   80,000
  Other ..........................................          5,912          9,280
                                                       ----------     ----------
                                                           85,912         89,280
  Less current portion ...........................          3,622          3,385
                                                       ----------     ----------

  Noncurrent portion .............................     $   82,290     $   85,895
                                                       ==========     ==========

Deferred financing costs .........................     $    5,674     $    4,137
Intangible assets ................................          4,923          7,184
Other ............................................         11,140         10,926
                                                       ----------     ----------

                                                       $   21,737     $   22,247
                                                       ==========     ==========

         At September 30, 1999, Valhi held 3.2 million shares of Tremont common stock with a quoted market price of $23.88 per share, or an aggregate of $76 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's net carrying value of its investment in Tremont. The Company commenced consolidating Waste Control Specialists at June 30, 1999. See Note 2.

Note 7 - Accounts with affiliates:

                                                       December 31,   September 30,
                                                          1998           1999
                                                          ----           ----
                                                              (In thousands)

Receivables from affiliates:
  Income taxes, net ..............................     $   11,719     $   12,045
  Other ..........................................            171          2,153
                                                       ----------     ----------

                                                       $   11,890     $   14,198
                                                       ==========     ==========

Payables to affiliates:
  Loan from Contran ..............................     $    9,500     $     --
  Louisiana Pigment Company ......................          8,264          7,131
  Tremont Corporation ............................          3,053          2,953
  Other, net .....................................           (680)            28
                                                       ----------     ----------

                                                       $   20,137     $   10,112
                                                       ==========     ==========

Note 8 - Notes payable and long-term debt:

                                                        December 31,  September 30,
                                                           1998           1999
                                                           ----           ----
                                                              (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements
   (DM 60,500 and DM 60,500) .....................     $   36,391     $   32,428
                                                       ==========     ==========

Long-term debt:
  Valhi:
    Snake River Sugar Company ....................     $  250,000     $  250,000
    LYONs ........................................         84,104         89,861
    Bank credit facility .........................           --           21,000
                                                       ----------     ----------

                                                          334,104        360,861
                                                       ----------     ----------

  NL Industries:
    Senior Secured Notes .........................        244,000        244,000
    Deutsche mark bank credit facility
     (DM 187,322 and DM 120,072) .................        112,674         64,359
    Other ........................................            955            552
                                                       ----------     ----------

                                                          357,629        308,911
                                                       ----------     ----------

  Other subsidiaries:
    CompX bank credit facility ...................           --           20,000
    Waste Control Specialists bank term loan .....           --            4,437
    Valcor Senior Notes ..........................          2,431          2,431
    Other ........................................          1,838          2,719
                                                       ----------     ----------

                                                            4,269         29,587
                                                       ----------     ----------

                                                          696,002        699,359

  Less current maturities ........................         65,448         70,512
                                                       ----------     ----------

                                                       $  630,554     $  628,847
                                                       ==========     ==========


        In November 1999, the maturity date of Valhi's revolving bank credit facility was extended one year to November 2000.

Note 9 -       Other income:

                                                              Nine months ended
                                                               September 30,
                                                          1998              1999
                                                          ----              ----
                                                               (In thousands)

Securities earnings:
  Dividends and interest .........................     $   42,855     $   32,191
  Securities transactions ........................          8,006            681
                                                       ----------     ----------
                                                           50,861         32,872
Noncompete agreement income ......................          2,667          3,000
Currency transactions, net .......................          3,085          8,505
Other, net .......................................          6,116          8,111
                                                       ----------     ----------

                                                       $   62,729     $   52,488
                                                       ==========     ==========


Note 10 - Provision for income taxes:

                                                               Nine months ended
                                                                 September 30,
                                                             1998           1999
                                                             ----           ----
                                                                (In millions)

Income from continuing operations:
  Expected tax expense ...........................     $    161.9     $     27.7
  Incremental U.S. tax and rate differences on
   equity in earnings of non-tax group companies .           74.5           13.9
  Change in NL's deferred income tax
   valuation allowance ...........................          (49.7)         (89.9)
  Resolution of German income tax audits .........           --            (36.5)
  Change in German income tax law ................           --             24.1
  U.S. state income taxes, net ...................            8.0            (.6)
  Refund of prior year withholding tax ...........           (8.2)          --
  No tax benefit for goodwill amortization .......           11.6            3.0
  Non-U.S. tax rates .............................             .1            (.4)
  Excess of tax basis over book basis of the
   common stock of foreign subsidiaries sold .....          (12.1)          --
  Other, net .....................................           (1.2)          (3.1)
                                                       ----------     ----------

                                                       $    184.9     $    (61.8)
                                                       ==========     ==========

Comprehensive provision (benefit) for income taxes allocated to:
  Continuing operations ..........................     $    184.9     $    (61.8)
  Discontinued operations ........................           --             --
  Extraordinary item .............................           (2.8)          --
  Other comprehensive income:
    Marketable securities ........................           (3.2)           1.4
    Currency translation .........................            1.0           (7.9)
    Pension liabilities ..........................             .6           (2.3)
                                                       ----------     ----------

                                                       $    180.5     $    (70.6)
                                                       ==========     ==========

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of a $90 million non-cash income tax benefit recognized by NL in the second quarter of 1999.

Note 11 - Minority interest:

         The components of minority interest in net assets and income from continuing operations of subsidiaries are presented in the following tables.

                                                       December 31,   September 30,
                                                          1998          1999
                                                            ----        ----
                                                               (In thousands)

Minority interest in net assets:
NL Industries ....................................     $   64,268     $  113,022
CompX ............................................         46,817         51,853
Subsidiaries of NL ...............................            633          2,853
Subsidiaries of CompX ............................              4             98
                                                       ----------     ----------

                                                       $  111,722     $  167,826
                                                       ==========     ==========


                                                            Nine months ended
                                                              September 30,
                                                           1998           1999
                                                           ----           ----
                                                               (In thousands)

Minority interest in net earnings (losses) income from continuing operations:
NL Industries ....................................     $   57,011     $   59,808
CompX ............................................          5,082          6,478
Subsidiaries of NL ...............................             36          2,261
Subsidiaries of CompX ............................           (132)           (94)
                                                       ----------     ----------

                                                       $   61,997     $   68,453
                                                       ==========     ==========

         Waste Control Specialists was formed in 1995 by Valhi and another entity. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists' net losses or net income will accrue to the Company for financial reporting purposes until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at September 30, 1999, and no minority interest in Waste Control Specialists' net assets, net earnings or net losses is expected to be reported at least through the remainder of 1999.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

         The Company reported income from continuing operations for the first nine months of 1999 of $72.4 million, or $.62 per diluted share, compared to income of $215.7 million, or $1.86 per diluted share, in the first nine months of 1998. For the third quarter of 1999, Valhi reported income from continuing operations of $8.2 million, or $.07 per diluted share, compared to income of $13.1 million, or $.11 per diluted share, in the third quarter of 1998. The 1999 year-to-date results include a second quarter $90 million non-cash income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL, as discussed below. The 1998 year-to-date results include gains aggregating $196 million, or $1.69 per diluted share, net of income taxes and minority interest, related to the sale of NL Industries' specialty chemicals business and the initial public offering of CompX International common stock, a charge of $32 million ($21 million, or $.18 per diluted share, net of income taxes) related to the settlement of two lawsuits and a third quarter $8 million tax benefit ($5 million, or $.04 per diluted share, net of minority interest) resulting from refunds of prior-year German withholding taxes received by NL.

         The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers on its ability to raise selling prices and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), the possibility of labor disruptions, general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, potential difficulties in integrating completed acquisitions, the possibility of labor disruptions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation, possible future litigation and possible disruptions of normal business activity from Year 2000 issues. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

         NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc. NL sold its specialty chemicals business unit, conducted by its wholly-owned subsidiary Rheox, Inc., in January 1998.


                      Three months ended       Nine months ended
                       September 30,    %         September 30,     %
                       1998   1999   Change       1998    1999   Change
                       (In millions)             (In millions)

Net sales:
  Kronos ........   $  221.5 $242.7   +10%     $685.7   $676.8    -1%
  Rheox .........       --     --                12.7     --
                      ------ ------            ------   ------

                    $  221.5 $242.7   +10%     $698.4   $676.8    -3%
                      ====== ======            ======   ======

Operating income:
  Kronos ........   $   40.2 $ 30.0   -26%     $116.9   $ 95.2   -19%
  Rheox .........        --     --                2.7     --
                      ------ ------            ------   ------

                    $   40.2 $ 30.0   -26%     $119.6   $ 95.2   -20%
                      ====== ======            ======   ======


         Kronos' TiO2 operating income decreased in the third quarter of 1999 compared to the third quarter of 1998 due primarily to lower average TiO2 selling prices and lower Ti02 production volumes, partially offset by higher TiO2 sales volumes. Kronos' TiO2 operating income declined in the first nine months of 1999 compared to the same period in 1998 due primarily to lower TiO2 production volumes, as average TiO2 selling prices and sales volumes were each approximately the same in both periods. In addition, operating income in the 1999 year-to-date period includes a second quarter $5.3 million foreign currency transaction gain related to certain of NL's short-term intercompany cross-border financings that were settled in July 1999.

         NL's average TiO2 selling prices in the third quarter of 1999 were 4% lower than the third quarter of 1998 and were 2% lower than the second quarter of this year. NL's TiO2 selling prices at the end of the third quarter of 1999 approximated the average for the quarter. NL's average TiO2 selling prices in the first nine months of 1999 approximated average selling prices in the same period in 1998, with slightly higher North American prices offset by lower prices in export markets and slightly lower prices in Europe. NL and certain of its competitors have announced worldwide TiO2 price increases, and NL expects its average selling prices should increase beginning in late in 1999 or early 2000.

         Kronos' record TiO2 sales volumes in the third quarter of 1999 increased 18% compared to the third quarter of 1998, and increased 6% compared to the second quarter of this year, with strong demand in all major regions. Sales volumes in the first nine months of 1999 approximated volumes in the first nine months of 1998. Kronos' TiO2 production volumes in the third quarter of 1999 were 10% lower than the comparable period in 1998 and were 8% lower than the second quarter of 1999 primarily as a result of scheduled downtime in the third quarter of 1999 for maintenance at NL's chloride-process TiO2 facilities. Production volumes in the first nine months of 1999 were 8% lower than the first nine months of 1998 primarily due to this maintenance downtime and NL's decision to manage inventory levels by curtailing production in the first quarter of 1999. Kronos' average production capacity utilization was 90% in the third quarter of 1999 and 91% for the first nine months of the year. Kronos produced at full capacity during 1998. Due to strong worldwide demand and Kronos' modest inventory levels, NL intends to increase its TiO2 production volumes in the fourth quarter of 1999, but NL expects its TiO2 production volumes in calendar 1999 will be below its TiO2 sales volumes for the year.

         Overall, NL expects its calendar 1999 TiO2 operating income will be lower than 1998 primarily because of lower TiO2 production volumes and slightly lower average TiO2 selling prices, partially offset by higher TiO2 sales volumes.

         As discussed above, worldwide demand for TiO2 was strong in the second and third quarters of 1999, and NL expects the strong demand will continue in the fourth quarter of 1999. NL believes the increased demand is primarily a result of strong worldwide market conditions, although NL believes a portion of this increased demand is related to customers building their inventory levels. Customers' decision to increase their inventory levels may be influenced by (i) announced price increases, as discussed above in more detail, and (ii) general concerns regarding the Year 2000 issue. NL believes that TiO2 demand in the first half of 2000 could be lower than the last half of 1999 should customers build significant inventories prior to year-end 1999.

         A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily major European currencies and the Canadian dollar. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of period to period operating results. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in the local currencies. Fluctuations in the value of the U.S. dollar relative to other currencies decreased NL's sales in the third quarter and first nine months of 1999 by $5 million and $4 million, respectively, compared to the same periods in 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. The net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million foreign currency transaction gain discussed above, was not significant in 1999 compared to 1998.

         The Company's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL result in additional depreciation, depletion and amortization expense beyond those amounts separately reported by NL. Such additional non-cash expense currently reduces NL's operating income, as reported by Valhi, by approximately $19 million per year.

Component Products

                    Three months ended         Nine months ended
                       September 30,   %          September 30,     %
                       1998   1999   Change       1998    1999   Change
                       (In millions)             (In millions)

Net sales .......   $   38.7 $ 55.9   +45%     $  110.5 $  166.1 +50%
Operating income         8.8    9.8   +12%         22.2     29.0 +31%

         Component products sales increased in 1999 compared to the same periods in 1998 due primarily to sales generated by the Thomas Regout slide operations acquired in January 1999 and sales generated by two lock producers acquired in March and November 1998. Component products operating income in the first nine months of 1998 included a $3.3 million first quarter non-recurring pre-tax charge related to certain stock awarded in conjunction with CompX's March 1998 initial public offering.

         Excluding the effect of these acquisitions, component products net sales increased 9% in the third quarter of 1999 compared to the third quarter of 1998, and operating income increased 3% in the same period. The increase in sales is due primarily to a 13% increase in sales of slide and ergonomic products reflecting strengthened demand in the office furniture industry and a 3% increase in sales of security products.

         Excluding the effect of these acquisitions and the stock award charge discussed above, component products net sales increased 6% in the first nine months of 1999 compared to the same period in 1998, and operating income decreased 2% in the same period. The increase in sales is due primarily to a 10% increase in sales of security products and a 3% increase in sales of slide and ergonomic products. This year-to-date percentage increase in sales of slide and ergonomic products is less than the comparable percentage increase in the third quarter of this year due primarily to the slowdown in CompX's product sales to the office furniture industry (primarily slide and ergonomic products) during the first half of the year, partially offset by an increase in product sales to the office furniture industry in the third quarter of 1999 due to the strengthened demand.

Waste Management

         As discussed in Note 2 to the Consolidated Financial Statements, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. During the third quarter of 1999, Waste Control Specialists reported net sales of $4.7 million and an operating loss of $1.5 million compared to net sales of $3.5 million and an operating loss of $2.4 million in the third quarter of 1998. For the first nine months of 1999, Waste Control Specialists reported net sales of $13 million and an operating loss of $9.5 million compared to net sales of $6.9 million and an operating loss of $8.7 million in the first nine months of 1998. While Waste Control Specialists continued to report losses in the third quarter of 1999 due primarily to weak demand for its hazardous and toxic waste disposal services, its operating loss in the third quarter of 1999 was less than the second quarter of this year due in part to the favorable effect of certain cost control measures implemented during the third quarter of 1999.

         Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. As previously-reported, the hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining permits for the disposal of low-level and mixed radioactive wastes.

         The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise. During the latest Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law which would allow the regulatory agency to issue a disposal permit to a private entity. While the legislative session ended without any change in state law, Waste Control Specialists has been pursuing other alternatives with respect to the disposal of low-level and mixed radioactive wastes, including obtaining certain modifications to its existing permits that would allow Waste Control Specialists to dispose of certain types of low-level and mixed radioactive wastes. Waste Control Specialists has obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally occurring radioactive material ("NORM") and exempt level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes that continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue permit modifications to further expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. In addition, Waste Control Specialists currently expects to continue to support a change in state law, as discussed above, during the next Texas legislative session which begins in January 2001. Expenditures associated with any additional permit modifications concerning the disposal of low-level and mixed radioactive wastes in the next few quarters are expected to be significantly lower than those incurred in connection with the Texas legislative session which ended in May 1999. There can be no assurance that Waste Control Specialists will be successful in obtaining any future permit modifications.

         In June 1999, Waste Control Specialists was awarded a contract by the Kansas City District of the Corps of Engineers for the disposal of NORM, low-level radioactive materials and certain hazardous wastes, all of which are eligible for treatment and disposal under Waste Control Specialists' permits currently in place. The Corps of Engineers oversees the Formerly Utilized Sites Remedial Action Program ("FUSRAP") that involves the remediation of 46 government sites in 14 states throughout the U.S. The contract provides for disposal of FUSRAP wastes for a minimum volume of $500,000 and a maximum volume of $96 million over a five-year period ending July 2004, with an option to extend the contract for an additional five years (the maximum contract value remains $96 million). Waste Control Specialists believes this contract provides a convenient vehicle for a variety of federal facilities to directly contract with Waste Control Specialists for disposal of such wastes at listed prices. Waste Control Specialists began receiving orders under this contract in the third quarter of 1999. Waste Control Specialists' ability to realize significant future sales pursuant to this contract is dependent upon a number of factors, including the availability of government funding for the clean-up of specified sites and Waste Control Specialists' successful marketing efforts that will focus on getting managers and operators of these sites to select this contract vehicle for disposal of specified wastes.

         The completion of the Texas legislative session in May 1999 resulted in a significant reduction in the Company's expenditures for permitting during the third quarter of 1999 compared to the first half of this year. Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the third quarter of 1999 compared to the first half of the year. Waste Control Specialists is also refocusing its sales and marketing efforts to (i) emphasize opportunities where Waste Control Specialists believes it has unique permitting capabilities for the treatment and storage of mixed radioactive wastes that currently provide Waste Control Specialists with certain competitive advantages and (ii) capitalize on the recent permit modifications regarding disposal of certain types of low-level radioactive wastes. Realizing significant sales volumes from these types of waste streams may involve lengthy negotiations and due diligence processes necessary to satisfy potential customers of the adequacy of Waste Control Specialists' permitting ability for its facility and compliance with regulatory procedures. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control
Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

Equity affiliate - Tremont Corporation

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

         Tremont accounts for its interests in both NL and TIMET by the equity method. In the first nine months of 1999, Tremont reported net income of $12.3 million comprised primarily of equity in earnings of NL of $25.7 million, equity in losses of TIMET of $4.6 million and a provision for income taxes of $6.6 million. For the third quarter of 1999, Tremont reported a net loss of $.5 million comprised primarily of equity in earnings of NL of $2.5 million, equity in losses of TIMET of $2.7 million and an income tax benefit of $.7 million. For the third quarter of 1998, Tremont reported net income of $7.5 million comprised primarily of equity in earnings of TIMET and NL of $5 million and $4.8 million, respectively, and a provision for income taxes of $1.8 million. Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont, and generally reduces earnings (or increases losses) attributable to NL as reported by Tremont.

         NL's operating results are discussed above. Tremont's equity in earnings of NL in the first nine months of 1999 includes Tremont's pro-rata share ($17.7 million) of NL's second quarter non-cash income tax benefit discussed below.

         For the first nine months of 1999, TIMET reported sales of $374.5 million, an operating loss of $8.2 million and a net loss of $13.9 million compared to sales, operating income and net income of $551.4 million, $82.9 million and $48.2 million, respectively, in the first nine months of 1998. In the third quarter of 1999, TIMET reported sales of $112.7 million, an operating loss of $7.8 million and a net loss of $7.5 million compared to sales, operating income and net income of $173.5 million, $27.3 million and $16.1 million, respectively, in the third quarter of 1998.

         TIMET's results in 1999 were below those of 1998 principally due to a 25% decline in year-to-date mill products sales volumes caused by the previously-reported lower demand in both its aerospace and industrial markets. TIMET's sales in the third quarter of 1999 were 12% lower than TIMET's sales in the second quarter of this year due to the lower sales volumes and to changes in TIMET's product mix, as lower-priced industrial products represented a higher percentage of TIMET's mill products sales volumes during the third quarter. TIMET's average mill product selling prices decreased in the third quarter of 1999 compared to the prior quarter due largely to this mix change. TIMET's ingot sales volumes in the third quarter of 1999 were also lower than the second quarter. TIMET's volumes in the third quarter of 1999 were impacted by declines in demand, including cancellations and push-outs by major aerospace customers, and by production difficulties and inefficiencies at TIMET's North American operations. TIMET's yield, rework and deviated material costs were higher, plant operating rates were lower and resumption of production following certain maintenance shutdowns took longer than expected. TIMET is focusing additional attention and resources on immediately improving certain aspects of its operating performance.

         The downturn in TIMET's commercial aerospace markets is lasting longer and is more pronounced than TIMET had previously expected. TIMET's backlog was approximately $260 million at September 30, 1999 compared to $350 million at September 30, 1998. TIMET currently believes its results in the fourth quarter of 1999, excluding restructuring charges, will improve from third quarter 1999 levels, although TIMET expects to report an operating loss for the quarter. The mid-October failure of a 2,500 ton press in TIMET's Ohio mill products plant may result in lower sales volumes. TIMET is currently evaluating alternatives for production originally scheduled on this press. TIMET is also considering further personnel reductions and rationalization of plant capacity in light of its revised market outlook and, as a result, TIMET believes it will likely incur a restructuring charge in the fourth quarter of this year.

         TIMET believes the year 2000 presents continuing challenges as the commercial aerospace market is expected to remain depressed. TIMET believes its results for next year will be heavily dependent upon volumes actually ordered under its long-term agreements, particularly TIMET's contract with Boeing. TIMET is continuing to work with Boeing to determine sales volumes for 2000 and to improve the way the contract is administered by Boeing within its supplier base in order to achieve the intended benefits of both parties. TIMET is continuing its efforts to return to profitability by focusing on its manufacturing processes and reducing overall costs, in addition to its efforts to work closely with other major customers to solidify its sales volumes for 2000.

         Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. Tremont's per share net carrying amount of its investment in NL at September 30, 1999 was $11.12 per share, compared to a NYSE per share market price of $12.63 at that date. At September 30, 1999, the NYSE price of $8.94 per TIMET share indicated an aggregate NYSE market value of Tremont's investment in TIMET of $110 million, or $44 million less than Tremont's $154 million net carrying value of its investment in TIMET at that date ($12.56 per TIMET share held). TIMET's NYSE price was $5.63 per share at November 11, 1999. TIMET's NYSE stock price was highest to date during 1999 on July 28 ($13.25 per share) and it was the lowest on November 2 ($4.50 per share). Tremont believes NYSE stock prices (particularly in the case of companies such as TIMET which have a major shareholder) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. Tremont believes no writedown of its investment in TIMET is required at September 30, 1999.

         Valhi periodically evaluates the net carrying value of its long-term assets, including its investment in Tremont, to determine if there has been any decline in value below their carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 1999, the NYSE price of $23.88 per Tremont share indicated an aggregate NYSE market value of Valhi's investment in Tremont common stock of approximately $76 million, or $106 million less than Valhi's $182 million net carrying value of its investment in Tremont at that date. Tremont's NYSE stock price was $15.75 per share at November 11, 1999. The Company believes NYSE stock prices (particularly in the case of companies such as Tremont that have a major shareholder and are not widely followed or traded) are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. After considering what it believes to be all relevant factors including, among other things, the NYSE market prices of Tremont's holdings of NL and TIMET, the length of time during which Tremont's NYSE price has been less than the Company's per share net investment in Tremont, recent ranges of Tremont's market price, Tremont's (and hence NL's and TIMET's) operating results, financial position, estimated asset values and prospects, the Company concluded that there had been no other than temporary decline in value of the Company's investment in Tremont below its net carrying value at September 30, 1999.

         As discussed above or as recently reported by TIMET, the commercial aerospace market is expected to remain depressed in 2000. TIMET's results for next year will be heavily dependent upon sales volumes actually ordered under its long-term agreements, particularly TIMET's contract with Boeing. TIMET is seeking to amend or replace its U.S. credit agreement. TIMET is considering further personnel reductions and rationalization of plant capacity in light of its revised market outlook and, as a result, TIMET believes it will likely incur a restructuring charge in the fourth quarter of this year. In addition, in early November 1999 TIMET suspended its regular quarterly common stock dividend. TIMET is continuing its efforts to return to profitability by focusing on its manufacturing processes and reducing overall costs, in addition to its efforts to work closely with other major customers to solidify its volume position for 2000.

         Tremont will continue to monitor and evaluate the value of its investment in TIMET, and the Company will continue to monitor and evaluate the value of its investment in Tremont. The Company and Tremont believe that TIMET's financial position and prospects for next year will be more fully clarified during the fourth quarter of 1999. The resolution of this uncertainty may either positively or negatively impact Tremont's ongoing evaluation of TIMET's prospects, and similarly positively or negatively impact the Company's ongoing evaluation of Tremont's prospects. As Tremont's ongoing evaluation of TIMET's near-term prospects are largely dependent upon the resolution of the current uncertainty relating to TIMET's sales volumes for the next year, Tremont can give no assurance that it will not conclude at the end of 1999 that there has been an other than temporary decline in the value of its investment in TIMET that would, at that time, require a writedown that would be accounted for as a realized loss. Similarly, the Company can give no assurance that it will not conclude at the end of 1999 that there has been an other than temporary decline in the value of its investment in Tremont that would, at that time, require a writedown that would be accounted for as a realized loss.

Other

         General corporate items. Interest and dividend income decreased in the first nine months of 1999 compared to the first nine months of 1998 due primarily to a lower level of funds available for investment, partially offset by a higher level of dividend distributions received from The Amalgamated Sugar Company LLC. Interest and dividend income in the third quarter of 1999 was higher than the third quarter of 1998 due primarily to a higher level of LLC dividend distributions, partially offset by a lower level of funds available for investment. Dividend distributions from The Amalgamated Sugar Company LLC are dependent, in part, upon the LLC's results of operations. The Company received $17.6 million of distributions from the LLC in the first nine months of 1999 compared to $12 million in the first nine months of 1998 ($5.9 million and nil in the third quarter of 1999 and 1998, respectively). Based on the LLC's current projections, the Company currently expects aggregate dividend distributions from the LLC in calendar 1999 will be higher than the $18.4 million received in calendar 1998. Despite the higher level of LLC distributions expected to be received in 1999 compared to 1998, aggregate general corporate interest and dividend income is expected to be lower in 1999 compared to 1998 due primarily to a lower level of funds available for investment.

         Securities transaction gains in both periods include gains related to the disposition of a portion of the shares of Halliburton common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. Any additional exchanges in 1999 or later would similarly result in additional securities transaction gains. Securities transactions gains in 1999 also include an aggregate $.6 million second quarter gain from the sale of certain available-for-sale marketable securities. See Notes 3 and 9 to the Consolidated Financial Statements.

         NL's previously-reported $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ($2.7 million and $3 million in the first nine months of 1998 and 1999, respectively). Net general corporate expenses in 1998 includes an aggregate $32 million second quarter pre-tax charge associated to the settlement of two lawsuits.

         Interest expense. Interest expense decreased in 1999 compared to 1998 due primarily to a lower average level of outstanding indebtedness (primarily related to NL's Senior Secured Discount Notes redeemed in October 1998). Interest expense is expected to continue to be lower during the fourth quarter of 1999 compared to the same period in 1998.

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

         In the second  quarter of 1999,  NL  recognized a $90 million  non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). With respect to the German tax contingency, the German government has conceded substantially all of its income tax claims against NL, and the government has released a DM 94 million ($50 million) lien on one of NL's German TiO2 plants that secured the government's claim. The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactively to January 1, 1999 and resulted in an additional $6 million of current income tax expense during the first nine months of 1999 for NL.

         Also during the first nine months of 1999, NL reduced its deferred income tax valuation allowance by $12 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

         Minority interest and discontinued operations. See Notes 11 and 1, respectively, to the Consolidated Financial Statements. Minority interest in NL's subsidiaries in 1999 relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").


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

         NL. NL has evaluated and substantially upgraded its computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications to ensure that the systems function properly beginning January 1, 2000. To achieve its Year 2000 compliance plan, NL is utilizing internal and external resources to identify, correct or reprogram, and test its systems.

         NL has conducted an inventory of its IT systems worldwide and is currently testing, where practical, the systems and applications that have been corrected or reprogrammed for Year 2000 compliance. NL has completed an inventory of its non-IT systems and is in the process of correcting or replacing date-deficient systems. The remediation effort for all critical IT and non-IT systems is complete. Once systems undergo remediation, they are tested for Year 2000 compliance. For critical systems, the testing process usually involves subjecting the remediated system to a simulated change of date from the year 1999 to the year 2000 using, in many cases, computer resources. NL uses a number of packaged software products that have been upgraded to a Year 2000 compliant version in the normal course of business. Excluding the cost of these software upgrades, NL's cost of becoming Year 2000 compliant is expected to be approximately $2 million, substantially all of which has been spent through September 30, 1999.

         NL has approximately 30 major computer systems which have been assessed for Year 2000 compliance. At September 30, 1999, NL believes all of such systems are Year 2000 compliant. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level coordinator. The status of each of the remaining non-major systems will be specifically tracked and monitored.

         As part of its Year 2000 compliance plan, NL has requested confirmations from its major domestic and foreign software and hardware vendors, primary suppliers and major customers that they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Confirmations received by NL to date indicate that such parties generally are in the process of implementing remediation plans to ensure their systems are Year 2000 compliant by December 31, 1999. The major software vendors used by NL have already delivered Year 2000 compliant software. Notwithstanding these efforts, NL's ability to affect the Year 2000 preparedness of such vendors, suppliers and customers is limited.

         NL is in the process of developing a contingency plan to address potential Year 2000 issues related to business interruption that may occur on January 1, 2000 or thereafter. NL's plan is expected to be completed in the fourth quarter of 1999. As part of the contingency plan, NL presently intends to idle its manufacturing facilities shortly before the end of 1999 as an additional safeguard against the unexpected loss of utility services and resume production shortly after midnight of year-end 1999.

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

        CompX. CompX has installed information systems upgrades for both its U.S. and Canadian facilities which contain, among many other features, software compatibility with the Year 2000 issue. Excluding the cost of the information systems upgrades, CompX's expenditures to-date to address the Year 2000 compliance have not been significant, and CompX does not currently anticipate spending significant additional funds to address Year 2000 compliance in the future. Thomas Regout's Year 2000 preparedness is substantially similar to CompX's other operations.

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

         CompX is developing a contingency plan to deal with potential Year 2000 issues related to business interruption that may occur on January 1, 2000 or thereafter. CompX's plan is expected to be completed in the fourth quarter of 1999.

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

         TIMET. Most of TIMET's information systems have been replaced in connection with the implementation of its business-enterprise SAP system. The initial implementation of SAP has been completed. The cost of the new system, including related equipment and networks, aggregated $50 million ($41 million capital; $9 million expense).

         TIMET, with the help of outside specialists and consultants (i) has completed an assessment of potential Year 2000 issues in its non-information systems (e.g., its manufacturing and communication systems), as well as in those information systems that were not replaced by the new SAP system and (ii) has completed its system remediation and testing. Beginning in the third quarter of 1999, TIMET's Year 2000 efforts shifted from remediation and testing to contingency planning. Nevertheless, TIMET will continue its Year 2000 testing and monitoring throughout the end of 1999 and into 2000 to help ensure that TIMET's systems will continue to operate without Year 2000 problems. TIMET has developed contingency plans to be implemented in the event that mission critical systems and/or associated processes experience a Year 2000 failure. The contingency plans will be tested and rehearsed through the remainder of 1999. In this regard, TIMET is considering the temporary shutdown of certain sensitive production operations for a few days around the end of 1999 and early 2000 as an additional safeguard against the unexpected loss of utilities service. TIMET expects to schedule production to provide for such temporary shutdowns. TIMET has expended approximately $4 million through September 1999 ($2 million in the first nine months of 1999) on non-information system issues, principally embedded system technology, and expects to additionally incur less than $1 million on such issues in the remainder of 1999. TIMET's evaluation of potential Year 2000 exposure related to key suppliers and customers is also in process and will continue throughout 1999.

         Although TIMET believes its key information and non-information systems are Year 2000 ready, it cannot predict whether it will find additional problems that would result in unplanned upgrades of applications during the rest of 1999 or even after December 1999. As a result of these uncertainties, TIMET cannot predict the impact on its consolidated financial condition, results of operations or cash flows resulting from Year 2000 failures in systems that TIMET directly or indirectly relies upon. Should TIMET's Year 2000 readiness plans not be successful or be delayed beyond December 1999, the consequences to TIMET could be far-reaching and material, including an inability to produce titanium metal products at its manufacturing facilities, which could lead to an indeterminate amount of lost revenue. Other potential negative consequences could include impeded communications or power supplies, slower transaction processing and financial reporting, and potential liability to third parties. Although not anticipated, the most reasonably likely worst-case scenario of failure by TIMET or its key suppliers or customers to become Year 2000 ready would be a short-term slowdown or cessation of manufacturing operations at one or more of TIMET's facilities and a short-term inability on the part of TIMET to process orders and billings in a timely manner, and to deliver products to customers.

         Waste Control Specialists. Waste Control Specialists' recently-installed information system is Year 2000 compliant. The cost of such new information system was not material to Waste Control Specialists. Waste Control Specialists is in the process of evaluating any potential Year 2000 issues with respect to embedded chip technology associated with the equipment at its disposal facility; however, because such facility was constructed in the past few years, Waste Control Specialists does not expect such equipment to present any significant Year 2000 compliance issues. Waste Control Specialists is also in the process of contacting its major suppliers and customers to confirm they are developing and implementing plans to become, or that they have become, Year 2000 compliant. Notwithstanding these efforts, Waste Control Specialists' ability to affect the Year 2000 preparedness of such suppliers and customers is limited. Waste Control Specialists has substantially completed its evaluation of embedded chip technology and will continue to update Year 2000 compliance issues at significant suppliers and customers through the end of 1999. Any required remedial actions are expected to be completed prior to the end of 1999. Assuming Waste Control Specialists does not encounter a significant Year 2000 compliance issue with respect to the equipment at its disposal facility, Waste Control Specialists does not expect its costs associated with Year 2000 compliance will be material.

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

         Tremont. As a holding company, Tremont does not have numerous applications or systems. Tremont has completed an assessment of potential Year 2000 issues in its information systems and has implemented remedial actions, including testing. The cost for Tremont's Year 2000 readiness is not significant to Tremont. Although not anticipated, the most reasonably likely worst-case scenario of failure by Tremont or its key service providers to become Year 2000 ready would be a short-term inability on the part of Tremont to process banking transactions.

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

         NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. In addition, NL has a significant amount of outstanding indebtedness denominated in the Deutsche Mark. The national currency of the country in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective sovereign currencies to the euro over a two-year period that began in 1999. NL has assessed and evaluated the impact of the euro conversion on its business and has made the necessary system conversions. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and purchasing costs, and consequently favorably or unfavorably impact NL's reported consolidated results of operations, financial condition or liquidity.

         CompX. The functional currency of CompX's recently-acquired Thomas Regout operations in the Netherlands and CompX's French lock operations will convert to the euro from their respective national currencies over a two-year period that began in 1999. The euro conversion may impact CompX's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations.

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

         TIMET. TIMET also has operations and assets located in Europe, principally in the United Kingdom. The United Kingdom has not adopted the euro. Approximately one-half of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the major European currencies. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results. Costs associated with modification of certain of TIMET's systems to handle euro-denominated transactions have not been significant.

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

         Cash flows from investing and financing activities. Approximately two-thirds of the Company's aggregate capital expenditures in the first nine months of 1999 relates to NL, and substantially all of the remaining amount relates to CompX.

         During the first nine months of 1999, (i) CompX acquired a precision ball bearing slide producer for approximately $53 million using funds on hand and $20 million of borrowing under its unsecured revolving bank credit facility,
(ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $1.9 million of additional shares of Tremont common stock and $.6 million of additional shares of CompX common stock, (iv) Valhi sold certain marketable securities for an aggregate of $6.6 million and
(v) Valhi received $2 million of additional consideration related to the 1997 disposal of its former fast food operations.

         Net repayments of indebtedness in the first nine months of 1999 include
(i) NL's repayment in full of the remaining DM 107 million outstanding under the term loan portion of its DM credit facility ($60 million when repaid) using funds on hand and a net DM 40 million ($23 million) increase in the revolver portion of the DM facility, (ii) CompX's $20 million of borrowing under its revolving bank credit facility and (iii) Valhi's $21 million of borrowing under its revolving bank credit facility and Valhi's repayment of $9.5 million of short-term borrowings from Contran. NL reduced the DM revolver's September 30, 1999 outstanding balance of DM 120 million ($64 million) by DM 20 million ($11 million) in October 1999. The remaining DM 100 million balance will be repaid or refinanced on or before its scheduled maturity date in September 2000.

         At September 30, 1999, unused credit available under existing credit facilities approximated $187 million, which was comprised of $80 million available to CompX under its unsecured revolving senior credit facility, $78 million available to NL under non-U.S. credit facilities and $29 million available to Valhi under its bank credit facility. Of such $78 million available to NL, $59 million relates to NL's DM credit facility.

Chemicals - NL Industries

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income tax related items and interest. As discussed above, in the second quarter of 1999 certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million) through 1998 were resolved in NL's favor.

         On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL's effective current (cash) income tax rate in Germany increased beginning in the second quarter of 1999.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($7 million at September 30, 1999) relating to 1994. NL has appealed this assessment and a local Norwegian court is scheduled to hear the case in January 2000. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for 1996. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation as discussed above. NL believes it has provided adequate accruals ($117 million at September 30, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its capital resources, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

Component products - CompX International

         In January 1999, CompX acquired a precision ball bearing slide producer for approximately $53 million, using available cash on hand and $20 million of borrowing under its revolving bank credit facility. CompX has 2 signed a definitive agreement to acquire a Taiwanese slide producer for $11.5 million cash consideration. CompX currently expects this transactions will close in November 1999.

         CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements in light of its capital resources and estimated future operating cash flows. As a result of this process, CompX may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables, in July 1999 CompX entered into a series of short-term forward exchange contracts maturing through November 1999 to exchange an aggregate of $7 million for an equivalent amount of Canadian dollars at exchange rates ranging between Cdn$ 1.49 and Cdn$ 1.50 per U.S. dollar. At September 30, 1999, $5 million of such contracts remain outstanding. In October 1999, CompX entered into an additional series of short-term forward contracts maturing through March 2000 to exchange an aggregate of $9.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn$ 1.49 per U.S. dollar.

Tremont Corporation

         Tremont is primarily a holding company which, at September 30, 1999, owned approximately 39% of TIMET and 20% of NL. At September 30, 1999, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $110 million and $129 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through September 30, 1999, Tremont had borrowed $13 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. The revolving advance agreement is currently a significant source of liquidity to Tremont and is expected to be a significant source of liquidity in the future absent an increase in dividends on Tremont's shares of NL common stock or Tremont's receipt of cash from other sources.

         At September 30, 1999, Tremont reported total assets of $309 million and stockholders' equity of $207 million. Tremont's total assets at such date include its investments in TIMET ($154 million), NL ($114 million) and other joint ventures ($14 million) and $3 million in cash and cash equivalents; Tremont's total liabilities at such date include the demand loan owed to Contran ($13 million), accrued OPEB costs ($22 million), accrued insurance claims and claim expenses related to its wholly-owned captive insurance subsidiary ($16 million) and deferred income taxes ($36 million).

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

         Tremont periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, Tremont has in the past and may in the future seek to obtain financing from related parties or third parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur, refinance or restructure indebtedness, purchase shares of its common stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage liquidity and capital resources. In the normal course of business, Tremont may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, Tremont may consider using available cash, issuing equity securities or incurring indebtedness.

General corporate - Valhi

         Valhi's operations are conducted primarily through subsidiaries and an affiliate (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share, and NL increased its quarterly dividend to $.035 per share in the first quarter of 1999. At the $.035 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at September 30, 1999, Valhi would receive aggregate annual dividends from NL of approximately $4.2 million. Tremont currently pays a quarterly dividend of $.07 per share, and Valhi began to receive quarterly dividends from Tremont in the third quarter of 1998. At that rate, and based upon the 3.2 million Tremont shares owned by Valhi at September 30, 1999, Valhi would receive aggregate annual dividends from Tremont of approximately $890,000. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At September 30, 1999, Valhi had $5 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $21 million of short-term bank borrowings. In addition, Valhi had $29 million of borrowing availability under its bank credit facility.

         Valhi's LYONs do not require current cash debt service. At September 30, 1999, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at September 30, 1999, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $26 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At September 30, 1999, the LYONs had an accreted value equivalent to approximately $33.45 per Halliburton share, and the market price of the Halliburton common stock was $41 per share.

         Based on The Amalgamated Sugar Company LLC's current projections, Valhi currently expects that distributions received from the LLC in 1999, which are dependent in part upon the future operations of the LLC, will approximate its debt service requirements under its $250 million loans from Snake River. Certain covenants contained in Snake River Sugar Company's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River has not made any principal or interest payments on the $80 million loan in 1998 or to-date in 1999 other than payment of the accrued and unpaid interest owed as of December 31, 1997 ($3 million) paid in December 1998 and $3.6 million of accrued and unpaid interest from 1998 paid in September 1999. The Company currently expects to receive at least an additional $3.6 million of 1998 unpaid interest in the fourth quarter of 1999. Assuming the additional $3.6 million is paid in the fourth quarter, Snake River's aggregate accrued and unpaid interest would be approximately $12 million at December 31, 1999. The Company believes both such accrued and unpaid interest as well as the $80 million principal amount outstanding at September 30, 1999, will ultimately be collected.

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

         In October 1999,  defendant was denied a judgment  notwithstanding  the
verdict,   and  defendant's   motion  for  a  new  trial  was  denied,   in  the
previously-reported Kenneth F. Jackson v. Waste Control Specialists LLC, et al. Defendant has filed a notice of appeal.

         In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint and the Lead Industries Association. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. NL intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In October 1999, NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of non-rental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999, defendants removed the case to Maryland federal court. NL intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn and strict liability/defective design. In October 1999, defendants removed the case to Maryland federal court, and in November 1999 the case was remanded to state court. NL intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         In October 1999, NL was served with an amended complaint in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy and enterprise liability causes of action against NL, six other former manufacturers of lead products contained in paint and the Lead Industries Association. NL intends to deny all allegations of wrongdoing or liability and to defend the case vigorously.

         City of New York, et al. v. Lead Industries Association, et al (No. 89-4617). In September 1999, the trial court denied the previously-reported plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' April 1999 motion for summary judgment on statute of limitations grounds. Plaintiffs have appealed the denial of their motions.

         Parker v. NL Industries, et al. (No. 97085060 CC 915). In September 1999, the Special Court of Appeals reversed the previously-reported grant of summary judgment to defendants. Defendants have requested review from the Court of Appeals.


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 - Financial Data Schedule for the nine-month period ended September 30, 1999.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 1999.

               July 29, 1999  - Reported Items 5 and 7.
               August 27 1999 - Reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VALHI, INC.
                                            (Registrant)



Date   November 12, 1999      By /s/ Bobby D. O'Brien
                                 ---------------------------------------------
                                Bobby D. O'Brien
                                (Vice President and Treasurer,
                                Principal Financial Officer)



Date   November 12, 1999      By /s/ Gregory M. Swalwell
                                 ---------------------------------------------
                               Gregory M. Swalwell


                               (Vice President and Controller,
                               Principal Accounting Officer)