Form 10-K405
period 1999-12-31
VALHI INC /DE/
filed 2000-03-27
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 - For the fiscal year ended December 31, 1999

                          Commission file number 1-5467

                                   VALHI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            87-0110150
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

5430 LBJ Freeway, Suite 1700, Dallas, Texas                    75240-2697
-------------------------------------------               --------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 233-1700
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

                  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 29, 2000, 114,628,514 shares of common stock were outstanding. The aggregate market value of the 8.4 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $93.6 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


         A chart showing, as of December 31, 1999, (i) Valhi's 59% ownership of NL Industries, Inc., (ii) Valhi's 64% ownership of CompX International Inc.,
(iii) Valhi's 69% ownership of Waste Control Specialists LLC, (iv) Valhi's 50% ownership of Tremont Corporation, (v) Tremont's 39% ownership of Titanium Metals Corporation and (vi) Tremont's 20% ownership of NL.

                                     PART I


ITEM 1.   BUSINESS

         As more fully described on the chart on the opposite page, Valhi, Inc. (NYSE: VHI), has continuing operations through majority-owned subsidiaries or less than majority-owned affiliates in the chemicals, component products, waste management and titanium metals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.

Chemicals                               NL    is    currently     the    world's
 NL Industries, Inc.                    fourth-largest   producer   of  titanium
                                        dioxide  pigments  ("TiO2"),  which  are
                                        used for imparting whiteness, brightness
                                        and  opacity to a wide range of products
                                        including   paints,   plastics,   paper,
                                        fibers   and   other   "quality-of-life"
                                        products. NL had an estimated 12% share of worldwide TiO2 sales volume in 1999.
                                        NL has production  facilities throughout
                                        Europe and North America.

Component Products                      CompX  is  a  leading   manufacturer  of
 CompX International Inc.               ergonomic   computer   support  systems,
                                        precision   ball   bearing   slides  and
                                        security  products for office furniture,
                                        computer  related   applications  and  a
                                        variety of other applications. CompX has production facilities in North America,
                                        Europe and Asia.

Waste Management                        Waste  Control  Specialists  operates  a
 Waste Control Specialists LLC          facility   in   West   Texas   for   the
                                        processing,  treatment  and  storage  of
                                        hazardous, toxic and low-level and mixed
                                        radioactive wastes, and for the disposal
                                        of hazardous and toxic and certain types
                                        of  low-level   and  mixed   radioactive
                                        wastes.  Waste  Control  Specialists  is
                                        seeking      additional       regulatory
                                        authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes.

Titanium Metals                         Titanium Metals Corporation ("TIMET") is
 Titanium Metal Corporation             one of the  world's  leading  integrated
                                        producers  of  titanium  sponge,  ingot,
                                        slab and mill  products.  TIMET  has the
                                        largest sales volumes worldwide, with an
                                        estimated   24%   share   of   worldwide
                                        industry   shipments  of  titanium  mill
                                        products in 1999. TIMET has production facilities in the U.S. and Europe.

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

         In early 1997, the Company completed the transfer of control of the refined sugar operations previously conducted by the Company to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers. In 1998, (i) NL sold its specialty chemicals business unit, (ii) CompX issued approximately 6 million shares of its common stock in an initial public offering, (iii) Valhi acquired an interest in Tremont Corporation, primarily from Contran and certain Contran subsidiaries and (iv) CompX acquired two lock producers. In 1999, CompX acquired two slide producers, and in January 2000 acquired another lock producer. See Notes 3 and 5 to the Consolidated Financial Statements. Discontinued operations consist of the Company's former building products and fast food operations. See Note 19 to the Consolidated Financial Statements.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels, the possibility of labor disruptions, general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, potential difficulties in integrating completed acquisitions (such as CompX's acquisitions of two slide producers in 1999 and its acquisition of a lock producer in January 2000), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

CHEMICALS - NL INDUSTRIES, INC.

         General. NL Industries is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is currently the world's fourth-largest TiO2 producer, with an estimated 12% share of worldwide TiO2 sales volumes in 1999. Approximately one-half of Kronos' 1999 sales volumes were attributable to markets in Europe, where Kronos is the second-largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. Kronos has an estimated 12% share of North American TiO2 sales volumes. Ti02 accounted for substantially all of NL's net sales in 1999.

         Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions, particularly supply/demand relationships, can significantly impact NL's earnings and operating cash flows. During the early 1990's, TiO2 supply exceeded demand, primarily due to new chloride-process capacity coming on-stream, and prices were generally declining. Prices improved in the mid-1990's with a peak in the first half of 1995. Prices declined until the first quarter of 1997, when selling prices of TiO2 began to increase as a result of increased demand. Prices peaked in the fourth quarter of 1998.

         NL's average TiO2 selling prices declined during the first three quarters of 1999. However, NL and other major producers began to implement certain TiO2 price increases during the fourth quarter of 1999, and NL's average TiO2 selling prices increased 1% in the fourth quarter of 1999 compared to the third quarter of 1999. Overall, NL's average selling prices in 1999 were 1% lower than 1998. Prices at the end of the fourth quarter of 1999 were 1% higher than the average for the quarter. Industry-wide demand for Ti02 increased in 1999, with second-half 1999 demand higher than first-half 1999 demand as a result of, among other things, customers buying in advance of announced price increases. NL's 1999 sales volumes increased 5% from its 1998 sales volumes with growth in all major regions.

         NL expects industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions. NL is continuing to phase-in previously-announced price increases during the first quarter of 2000. In addition, NL recently announced a price increase in Europe that is expected to become effective at the beginning of the second quarter of 2000. Should demand in 2000 remain strong, NL expects additional price increases could be announced later in 2000. No assurance can be given that demand or price trends will conform to NL's expectations. NL's expectations as to the future prospects of the TiO2 industry and prices are based on a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions, technological advancements and other market conditions. If actual developments differ from NL's expectations, NL and the TiO2 industry's future performance could be unfavorably affected.

         Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

         Per capita Ti02 consumption in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point that quality-of-life products, many of which utilize TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern Europe.

         NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent, but not replace, the utilization of higher-cost TiO2. The use of extenders has not significantly changed anticipated TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

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

         Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 1999 TiO2 sales were to Europe, with 37% to North America and the balance to export markets. Kronos' international operations are conducted through Kronos International, Inc. ("KII"), a German-based holding company formed in 1989 to manage and coordinate NL's manufacturing operations in Europe and Canada and its sales and marketing activities in over 100 countries worldwide.

         Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below), and Kronos has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

         Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. Although most end-use applications can use pigments produced by either process, chloride-process pigments are generally preferred in certain coatings and plastics applications, and sulfate-process pigments are generally preferred for certain paper, fibers and ceramics applications. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments in the past few years, and worldwide chloride-process production facilities in 1999 represented almost 60% of industry capacity.

         Kronos currently operates four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana. Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate, administrative and sales offices in the U.S. and Europe.

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

         Kronos produced 411,000 metric tons of TiO2 in 1999 compared to its record level of 434,000 metric tons produced in 1998 and 408,000 metric tons produced in 1997. Due primarily to NL's decision to manage inventory levels by curtailing production during the first quarter of 1999, Kronos' average production capacity utilization was approximately 93% in 1999 compared to full capacity utilization in 1998. Kronos believes its current annual attainable production capacity is currently approximately 440,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant.

         The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally located in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa) under a long-term supply contract that expires at the end of 2003. Natural rutile ore, another chloride feedstock, is purchased primarily from Iluka Resources, Inc. (formerly RGC Mineral Sands Limited) under a long-term supply contract that expires at the end of 2000. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

         The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 1999. Kronos also purchases sulfate grade slag for its Canadian plant from Rio Tinto Iron and Titanium, Inc. (formerly Q.I.T. Fer et Titane Inc.) under a long-term supply contract which expires in 2002.

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

         TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman ICI Holdings ("HICI") each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI pursuant to separate offtake agreements.

         A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

         The manufacturing joint venture operates on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the production costs are reported as part of cost of sales as the related TiO2 acquired from the joint venture is sold, and Kronos' share of any joint venture interest expense is reported as a component of interest expense.

         Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 1999, Kronos had an estimated 12% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

         Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., HICI, Kerr-McGee Corporation, Kemira Oy, and Ishihara Sangyo Kaisha, Ltd. These six largest competitors have estimated individual worldwide shares of TiO2 production capacity ranging from 5% to 23%, and an aggregate estimated 74% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

         In June 1999, Imperial Chemicals Industries plc ("ICI") sold its titanium dioxide business, including its 50%-ownership interest in the Louisiana Ti02 manufacturing joint venture discussed above, to HICI, a newly formed company that is 70%-owned by Huntsman Corporation and 30%-owned by ICI. In February 2000, Kerr-McGee announced an agreement to acquire Kemira's Ti02 business in The Netherlands and the U.S. If this acquisition is completed, Kronos would become the world's fifth-largest Ti02 producer.

         Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience). No greenfield plants have been announced, but NL expects industry capacity to increase as Kronos and its competitors complete debottlenecking projects at existing facilities. Based on factors described above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years.

         Research and development. Kronos' annual expenditures for research and development and certain technical support programs have averaged approximately $7 million during the past three years. TiO2 research and development activities are conducted principally at KII's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

         Employees. As of December 31, 1999, NL employed approximately 2,500 persons (excluding employees of the Louisiana joint venture), with 100 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

         NL's U.S. manufacturing operations (conducted principally through its Ti02 joint venture) are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that the Louisiana Ti02 plant owned and operated by the joint venture is in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

         In order to reduce sulfur dioxide emissions into the atmosphere consistent with applicable environmental regulations, Kronos completed the installation of off-gas desulfurization systems in 1997 at its Norwegian and German plants at a cost of $30 million. Kronos expects to complete an $8 million landfill expansion in 2000 for its Belgian plant which will provide the plant with twenty years of storage space for neutralized chloride process solids.

         NL's  capital  expenditures   related  to  its  ongoing   environmental
protection and compliance programs are currently expected to approximate $7 million in 2000 and $11 million in 2001.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

         General. CompX is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and security products (cabinet locks and other locking mechanisms) for office furniture, computer related applications and a variety of other applications. CompX's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, precision ball bearing slides and security products. In 1999, precision ball bearing slides, ergonomic computer support systems and security products accounted for approximately 48%, 19% and 33% of net sales, respectively.

         In 1998, CompX acquired two lock producers. In 1999, CompX acquired two slide producers. In January 2000, CompX acquired another lock producer. See Note 3 to the Consolidated Financial Statements and "Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These acquisitions have expanded CompX's product lines and customer base.

         Products, product design and development. CompX's ergonomic computer support systems and precision ball bearing slides are sold under the Waterloo Furniture Components Limited, Thomas Regout and Dynaslide brand names, and its security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock and Chicago Lock brand names. CompX believes that its brand names are well recognized in the industry.

         Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to office desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including physically-challenged) users, the Lift-n-Lock mechanism that allows adjustment of the keyboard arm without the use of levers or knobs and Monitor Master for the adjustment of heavy monitors to reduce eye strain. In 1999, CompX began a program in which it will use its engineering and design capabilities to design and manufacture ergonomic products on a proprietary basis for key customers.

         Precision ball bearing slides are used in such applications as file cabinets, desk drawers, tool storage cabinets, electromechanical imaging equipment and computer network server cabinets. These products include CompX's Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement.

         Security products, or locking mechanisms, are used in applications such as vending machines, computers, gaming machines, ignition systems, motorcycle storage compartments, hotel room safes, parking meters, electrical circuit panels and transportation equipment as well as office and institutional furniture. These include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

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

         A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides.

         To afford a competitive advantage to CompX as well as to customers, sales of ergonomic computer support systems and precision ball bearing slide products in North America are delivered from CompX's Canadian facilities primarily by means of a company-owned tractor/trailer fleet. This satellite-monitored fleet improves the timely and economic delivery of products to customers. Another important economic advantage to CompX's customers of an in-house trucking fleet is that it allows the shipment of many products in returnable metal baskets (in lieu of corrugated paper cartons), which avoids both the environmental and economic burden of disposal.

         CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. In 1997 and 1999, the ten largest customers accounted for about 30% of component products sales with the largest customer less than 10% in each year. In 1998, the ten largest customers accounted for 40% of CompX's sales with one customer, Hon Industries Inc., accounting for approximately 10% of sales.

         Manufacturing and operations. At December 31, 1999, CompX operated six manufacturing facilities in North America (two in each of Ontario, Canada and Illinois and one in each of South Carolina and Michigan), one facility in The Netherlands and two facilities in Taiwan. Ergonomic products or precision ball bearing slides are manufactured in the facilities located in Canada, The Netherlands, Michigan and Taiwan and security products are manufactured in the facilities located in South Carolina and Illinois. All of such facilities are owned by CompX except one of the facilities in Taiwan, which is leased. CompX also leases a distribution center in California. The lock producer acquired in January 2000 operates out of a leased facility in Wisconsin. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

         Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and readily available from numerous sources.

         CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices, and consequently overall operating margins can be affected by such raw material cost pressures.

         Competition and customer base. The office furniture and security products markets are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery and service and technical support. CompX focuses its efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

         Ergonomic computer support systems and precision ball bearing slides are sold primarily to the office furniture manufacturing industry. Approximately 15% of security product sales are made through CompX's STOCK LOCKS distribution program, in which shipments to customers are generally made within 24 hours. Most remaining security products are made through OEMs.

         CompX competes in the ergonomic computer support system market with one major producer and a number of smaller manufacturers that compete primarily on the basis of product quality, features and price. CompX competes in the precision ball bearing slide market with two large manufacturers and a number of smaller manufacturers that compete primarily on the basis of product quality and price. CompX competes in the security products market with a variety of relatively small competitors, which makes significant price increases difficult. Although CompX believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

         Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed by CompX to be important, and owns a number of trademarks and brand names, including National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Thomas Regout, Tubar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide. CompX believes these trademarks are well recognized in the component products industry.

         Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with such future laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's consolidated financial condition, results of operations or liquidity.

         Employees. As of December 31, 1999, CompX employed approximately 2,145 employees, including 700 in the United States, 890 in Canada, 385 in The Netherlands and 130 in Taiwan. Approximately 85% of CompX's employees in Canada are covered by a collective bargaining agreement which expired in January 2000 and is currently being renegotiated. The provisions of the expired agreement are being maintained during the negotiation period for a new agreement. The lock operations acquired in January 2000 employed approximately 240 individuals at the date of acquisition. Substantially all of the 170 hourly employees of such operation are covered by a collective bargaining agreement expiring in October 2000. CompX believes that its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

         General. Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first of such wastes were received for disposal in February 1997. Subsequently, Waste Control Specialists has expanded its permitting authorizations to include the processing, treatment and storage of low-level and mixed radioactive wastes and the disposal of certain types of such radioactive wastes. To date, Valhi has contributed $55 million to Waste Control Specialists' equity in return for its 69% membership interest, which cash capital contributions were used primarily to fund construction of the facility and fund Waste Control Specialists' operating losses. The other owner contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

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

         In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in
February 1998. Waste Control Specialists has also been issued a permit by the TNRCC to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed radioactive wastes. Waste Control Specialists has also obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes which continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

         The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists had approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. Waste Control Specialists expects to begin construction during 2000 for the next 240,000 cubic yards of capacity. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which each condominium cell is dedicated to an individual customer's waste materials. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained.

         The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote.

         While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and dioxin wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Waste Control Specialists' policy is to conduct these operations in compliance with its current permits. Treatment operations involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment uses a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment processes may involve technology which Waste Control Specialists may acquire, license or subcontract from third parties.

         Once treated and stabilized, wastes are either (i) placed in the landfill disposal site, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for further treatment or final disposition. Only wastes which meet certain specified regulatory requirements can be disposed of by placing them in the landfill, which is fully-lined and includes a leachate collection system.

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

         Competition. The hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of a broad range of low-level and mixed radioactive wastes.

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

         Employees. At December 31, 1999, Waste Control Specialists employed approximately 120 persons.

         Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations and liquidity, especially because Waste Control Specialists owns only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' ten-year RCRA and TSCA permits expire in 2004, although such permits are subject to renewal if Waste Control Specialists is in compliance with the required operating provisions of the permits.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

         General. Titanium Metals Corporation ("TIMET") is one of the world's leading integrated producers of titanium sponge, ingot, slab and mill products and has the largest sales volumes worldwide. TIMET is the only integrated producer with major manufacturing facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 1999 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of worldwide sponge production.

         Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 1999, the number of non-aerospace end-use markets for titanium has expanded. Today, numerous industrial uses for titanium exist, including chemical and industrial power plants, desalination plants, pollution control equipment, medical implants, sporting equipment, offshore oil and gas production installations, geothermal facilities, military armor, automotive and architectural uses. Several of these emerging applications represent potential growth opportunities that TIMET believes may reduce the industry's historical dependence on the aerospace market.

         Recent industry conditions. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium companies, which had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983 and 1991. During 1996 to 1998, TIMET reported aggregate net income of $176 million, which substantially more than offset the aggregate net losses of $93 million TIMET reported during the 1991 to 1995 period. TIMET reported a net loss of $31 million in 1999. TIMET's outlook for 2000 remains weak, and TIMET expects to report a net loss in 2000 greater than its 1999 net loss. TIMET currently expects to return to profitability in late 2001.

         Demand for titanium reached a peak in 1997 when worldwide industry mill product shipments aggregated 60,000 metric tons. Since this peak, industry mill product shipments declined 10% in 1998 to approximately 54,000 metric tons, and further declined 11% in 1999 to approximately 48,000 metric tons. Industry mill product shipment volumes are expected to be lower in 2000 compared to 1999, although the rate of decline is not expected to be as high as the rates of decline experienced during each of the past two years. TIMET believes that the reduction in demand for aerospace products is attributable to a decline in the number of commercial aircraft forecast to be produced, particularly in titanium-intensive wide body planes, compounded by reductions in customer inventory levels throughout the aerospace industry supply chain as customers adjust to decreases in overall production rates. Industrial demand for titanium has also declined due to weakness in Asian and other economies.

         Aerospace demand for titanium products, which includes both jet engine components such as rotor blades, discs, rings and engine cases, and air frame components, such as bulkheads, tail sections, landing gear and wing supports, can be broken down into commercial and military sectors. Industry shipments to the commercial aerospace sector in 1999 accounted for approximately 85% of total aerospace demand (35% of total titanium demand).

         TIMET believes commercial aircraft deliveries peaked in 1999. Current expected deliveries for 2000 and 2001, while below the record levels of 1998 and 1999, are still high by historical standards, and the current generations of airplanes use substantially more titanium than its predecessors. The demand for titanium generally precedes aircraft deliveries by about a year, which results in TIMET's cycle preceding the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will result in demand for titanium.

         Products and operations. TIMET products include: (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), welded pipe, pipe fittings, extrusions and wire.

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

         Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each is formed by melting titanium sponge or scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for most finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and meet customer specifications. Ingots and slabs are both sold to customers and further processed into mill products.

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, welded pipe, pipe fittings, extrusions and wire. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

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

         TIMET is dependent upon the services of outside processors to perform important processing functions with respect to certain of its products. In particular, TIMET currently relies upon a single processor to perform certain rolling steps with respect to some of its plate, sheet and strip products. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term. TIMET is exploring ways to lessen its dependence on any individual processor.

         Raw materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying materials. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge.

         While TIMET is one of six major worldwide producers of titanium sponge, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. During 1999, approximately 25% of TIMET's production was made from sponge internally produced by TIMET, 35% was from purchased sponge, 32% was from titanium scrap and the remainder from alloying elements. Based on TIMET's evaluation of the relative cost of raw materials and the technical requirements of TIMET's customers, TIMET expects the mix of raw materials in 2000 will generally be consistent with its 1999 raw material mix. TIMET expects to receive all of its 2000 purchased sponge needs from suppliers in Japan and Kazakhstan.

         TIMET has entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. Primarily because of the lack of orders from Boeing discussed below, the order flow did not meet expectations in 1999, and TIMET restructured the terms of certain agreements. For example, in 1997, TIMET entered into a ten-year agreement for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. This sponge purchase agreement provides for firm pricing for the first five years (subject to certain possible adjustments). This contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to a reduced minimum for 1999 and 2000. Due to a decrease in demand for titanium, TIMET has abandoned its plans to purchase on a long-term basis premium quality sponge in Japan.

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

         Properties. TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has two facilities in the United Kingdom and one facility in France. Titanium sponge is produced at the Nevada facility while ingot, slab and mill products are produced at the other facilities. TIMET also maintains ten service centers (six in the United States and four in Europe), which sell TIMET's products on a just-in-time basis. The facilities in Nevada, Ohio and Pennsylvania, and one of the U.K. facilities, are owned, and the remainder of the facilities are leased.

         In addition to its U.S. sponge capacity discussed below, TIMET's 2000 worldwide melting capacity aggregates approximately 48,000 metric tons (estimated 26% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting furnaces, 62% by vacuum arc remelting ("VAR") furnaces and 3% by a vacuum induction melting furnace.

         TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 1997, TIMET's plants operated at 90% of practical capacity, decreasing to 80% in 1998 and 55% in 1999. In 2000, TIMET's plants are expected to operate at about 50% of practical capacity. During 1998 and 1999, TIMET closed or idled certain facilities in response to changing market conditions.

         TIMET's VDP sponge facility is expected to operate at approximately 60% of its annual practical capacity of 9,100 metric tons during 2000, which approximates the 1999 level of utilization and is down from 85% utilization in 1998. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S., with some VDP production used in Europe. TIMET expects the consumption of VDP sponge in its European operations to increase to one-third of their sponge requirements in 2000, which is expected to assist the Nevada facility in maintaining operating volumes and manufacturing cost rates. Due to changing market conditions for certain grades of sponge, TIMET temporarily idled its older Kroll-leach process sponge plant in Nevada at the end of March 1999. The raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         TIMET's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2000, with certain production facilities temporarily idled.

         Titanium mill products are principally produced at a forging and rolling facility in Ohio, which receives titanium ingots and slabs from TIMET's U.S. melting facilities. These facilities are expected to operate at 55% of practical capacity in 2000.

         One of TIMET's facilities in the United Kingdom produces VAR ingots which are both sold to customers and used as raw material feedstock at the same facility. The forging operation at this facility principally processes the ingots into billet product for sale to customers and for further processing into bar and plate at TIMET's other facility in the United Kingdom. TIMET's United Kingdom melting and mill products production in 2000 is expected to be approximately 60% and 55%, respectively, of practical capacity.

         Sponge for melting requirements in both the United Kingdom and France is purchased principally from suppliers in Japan and Kazakhstan, with one-third of 2000 European requirements expected to be provided by TIMET's Nevada VDP plant.

         Distribution, market and customer base. TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes the ten TIMET-owned service centers. TIMET believes that it has a competitive sales and cost advantage arising from the location of its production plants and service centers, which are in close proximity to major customers. These centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers give it a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

         About 50% of TIMET's 1999 sales were to customers within North America, with about 42% to European customers and the balance to other regions. No single customer represents more than 10% of TIMET's direct sales. However, in 1999, about 85% of TIMET's mill product shipment sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. TIMET expects that a majority of its 2000 sales will be to the aerospace sector.

         The aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a United Technology Company), General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

         TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements are intended to provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. With respect to the Boeing contract, TIMET believes its orders in 1999 were significantly below contractual volume requirements. TIMET has received virtually no Boeing-related orders under the contract for 2000. Boeing has informed TIMET that they will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement. Beyond 2000, Boeing is unwilling to commit to the contract. On March 21, 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

         TIMET's order backlog was approximately $195 million at December 31, 1999, down from $350 million at December 31, 1998 and $530 million at December 31, 1997. Substantially all of the 1999 year-end backlog is expected to be delivered during 2000. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 1999, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,943 planes versus 3,224 planes at the end of 1998 and 2,753 planes at the end of 1997. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 1999 was 679 (23% of total backlog) compared to 820 (25%) at the end of 1998.

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

         Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, the Former Soviet Union ("FSU") and China. TIMET is one of five integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot. TIMET believes that most producers will generally operate at lower capacity utilization levels in 2000 than in 1999, increasing price competition.

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

         In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan and the FSU, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from the FSU, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing such sponge, scrap or intermediate mill products from such countries for use in its own operations during recent years, the negative effect of these imports on TIMET has been somewhat mitigated.

         Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nations" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. Starting in 1993, imports of titanium wrought products from Russia were exempted from this duty under the "generalized system of preferences" or "GSP" program designed to aid developing economies. The GSP program has been renewed for two years and is scheduled to expire during the second quarter of 2001.

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

         In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) has for many years been subject to substantial antidumping penalties. In addition, titanium sponge imports from Japan were subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision, and briefing concluded in the third quarter of 1999. A decision is expected during 2000 and until such decision is reached, the orders remain revoked.

         Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus TIMET's business, financial condition, results of operations and cash flows. However, TIMET has, in recent years, been one of the largest importers of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially mitigated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

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

         Research and development. TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. TIMET conducts the majority of its research and development activities at its Nevada laboratory, which TIMET believes is one of the largest titanium research and development centers in the world. Additional research and development activities are performed at a TIMET facility in the United Kingdom.

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

         Employees. As of December 31, 1999, TIMET employed approximately 2,350 persons (1,490 in the U.S. and 860 in Europe), down from a total of 2,740 at the end of 1998 and 3,025 at the end of 1997. TIMET's production and maintenance workers at its Nevada facility and its production, maintenance, clerical and technical workers in its Ohio facility are represented by the United
Steelworkers of America ("USWA") under contracts expiring in October 2000 and June 2002, respectively. Negotiations with respect to the Nevada contract are expected to begin during the third quarter of 2000. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Over 70% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements, the majority of which are still under negotiation for 2000. TIMET expects to successfully complete the negotiation of a one year contract in the U.K. that would include a modest wage increase. While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

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

         TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental protection and compliance of approximately $4 million in 1999, and its capital budget provides for approximately $5 million of such expenditures in 2000. However, the imposition of more strict standards or requirements under environmental laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

OTHER

         Tremont Corporation. Tremont is primarily a holding company which owns 20% of NL and 39% of TIMET. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. (formerly Victory Valley Land Company, L.P.), which is actively engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

         Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada, and beginning in 1999, component products operations in The Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Approximately three-quarters of NL's 1999 TiO2 sales were to non-U.S. customers, including 11% to customers in areas other than Europe and Canada. Substantially all of CompX's 1999 non-U.S. sales are to customers located in Canada and Europe. About half of TIMET's 1999 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantative and Qualitative Disclosures About Market Risk."

         CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar), and the Company has in the past used currency forward contracts to fix the dollar equivalent of specific foreign currency commitments. See Note 1 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

         Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 18 to the Consolidated Financial Statements under the captions "Legal proceedings -- lead pigment litigation" and - "Environmental matters and litigation" is incorporated herein by reference.

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

         The Company and other entities that may be deemed to be controlled by or affiliated with Mr. Harold C. Simmons routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, perceived by management to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to the Company's current businesses. In a number of instances, the Company has actively managed the businesses acquired with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, the Company has disposed of the acquired interest in a company prior to gaining control. The Company intends to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing the indebtedness of Valhi, its subsidiaries and related companies.

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

         NL lead pigment litigation. NL was formerly involved in the manufacture of lead-based paints and lead pigments for use in paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and other manufacturers are responsible for personal injury, property damage and government expenditures allegedly associated with the use of lead pigments. NL is vigorously defending against such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plantiffs to prove that the defendant's product resulted in the alleged damage, and bills which would revive actions currently barred by statutes of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated.

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

         In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, the plaintiffs appealed, and in June 1996 the Appellate Division reversed the trial court's dismissal of the restitution and indemnification claims, reinstating those claims. In December 1998, plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability and concert of action, and in April 1999 defendants moved for summary judgment on statute of limitations grounds. In September 1999, the trial court denied the plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' motion for summary judgment on statute of limitations grounds. Plaintiffs have appealed the denial of their motions. In February 1999, claims by the New York City and the New York City Health and Hospital Corporation plaintiffs were dismissed with prejudice and they are no longer parties to the case. Also in February 1999, the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. Discovery has resumed.

         In August 1992, NL was served with an amended complaint in Jackson, et al. v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The amended complaint asserts causes of action under theories of strict liability, negligence per se, negligence, breach of express and implied warranty, fraud, nuisance, restitution, and negligent infliction of emotional distress. The complaint asserts several theories of liability including joint and several, market share, enterprise and alternative liability. Plaintiffs moved for class certification in October 1998, and all briefing on the issue was completed in April 1999. No decision regarding class certification has been issued by the trial court.

         In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al. (No. 12596-93), Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998, defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999, the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999, defendants appealed the denial of their motion to dismiss the market share liability claim, and in December 1999, the Appellate Division Fourth Department reversed the trial court's market share decision, thus granting defendants' summary judgment motion on that claim. The case has been remanded to the trial court for further proceedings on the remaining claims. Plaintiffs are seeking a review in the Court of Appeals.

         In April 1997, NL was served with a complaint in Parker v. NL Industries, Inc., et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims on negligence, strict liability and fraud for plaintiff's alleged ingestion of lead paint as a child. In February 1998, the Court dismissed the fraud claim, and in July 1998 the Court granted NL's motion for summary judgment on all remaining claims. Plaintiffs appealed, and in September 1999 the Special Court of Appeals reversed the grant of summary judgment to defendants. In December 1999, the Court of Appeals denied review of the Special Court of Appeals' decision. Trial has been set for May 2000.

         In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all persons similarly situated. The complaint alleges against NL, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000, the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims.

         In April 1999, NL was served with an amended complaint in Sweet, et al.
v. Sheahan, et al., (U.S. District Court, Northern District of New York, Civil Action No. 97-CV-1666/LEK-DNH), adding NL and other defendants to a suit originally filed against plaintiffs' landlord. Plaintiffs, a parent and child, allege injuries purportedly caused by lead pigment, and seek recovery of actual and punitive damages from their landlord, alleged former manufacturers of lead pigment and the Lead Industries Association, and purport to allege causes of action against the former pigment manufacturers based on negligence, strict product liability, fraud and misrepresentation, concert of action, civil conspiracy and market share liability. In November 1999, the trial court denied defendants' motion to dismiss based upon absence of federal jurisdiction. In January 2000, the court certified for interlocutory review the issue of federal jurisdiction. Defendants have requested such review from the U.S. Court of Appeals for the Second Circuit.

         In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy and enterprise liability causes of action against NL, seven other former manufacturers of lead products contained in paint and the LIA. In January 2000, NL filed an answer denying all allegations of wrongdoing and liability, and all manufacturer defendants filed a motion to dismiss the product defect claim and strike the demand for relief under the Wisconsin consumer protection statute.

         In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint and the Lead Industries Association. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. In January 2000, defendants moved to dismiss all claims. Plaintiffs' response is not yet due.

         In October 1999, NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of non-rental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999, defendants removed the case to Maryland federal court. In February 2000, defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims.

         In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn and strict liability/defective design. In October 1999, defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000, NL answered the complaint and denied all allegations of wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims.

         In February  2000,  NL was served with a complaint in City of St. Louis
v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against NL, eight other companies alleged to have manufactured lead products for paint and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment and indemnity. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

         NL believes that the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

         NL has filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey). The action relating to lead pigment litigation defense costs, filed in May 1990 against Commercial Union Insurance Company ("Commercial Union") seeks to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. In July 1991, the court granted NL's motion for summary judgment and ordered Commercial Union to pay NL's reasonable defense costs for such cases. In June 1992, NL filed an amended complaint in the United States District Court for the District of New Jersey against Commercial Union seeking to recover costs incurred in defending four additional lead pigment cases which have since been resolved in NL's favor. In August 1993, the court granted NL's motion for summary judgment and ordered Commercial Union to pay the reasonable costs of defending those cases. In July 1994, the court entered judgment on the order requiring Commercial Union to pay previously-incurred NL costs in defending those cases. In September 1995, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further consideration the decision by the trial court that Commercial Union was obligated to pay the Company's reasonable defense costs in certain of the lead pigment cases. The trial court made its decision applying New Jersey law; the Appeals Court concluded that New York law, and not New Jersey law, applied and remanded the case to the trial court for a determination under New York law. On remand from the Court of Appeals, the trial court in April 1996 granted NL's motion for summary judgment, finding that Commercial Union had a duty to defend NL in the four lead paint cases which were the subject of NL's second amended complaint. The court also issued a partial ruling on Commercial Union's motion for summary judgment in which it sought allocation of defense costs and contribution from NL and two other insurance carriers in connection with three lead paint actions on which the court had granted NL summary judgment in 1991. The court ruled that Commercial Union is entitled to receive contribution from NL and the two carriers, but reserved ruling with respect to the relative contributions to be made by each of the parties, including contributions by NL that may be required with respect to periods in which NL was self-insured and contributions from one carrier which were reinsured by a former subsidiary of NL, the reinsurance costs of which NL may ultimately be required to bear. In June 1997, NL reached a settlement in principle with its insurers regarding allocation of defense costs in the lead pigment cases in which reimbursement of defense costs had been sought. Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. Nor has the Court made any final rulings on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than ruling to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

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

         The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 1999, NL had accrued $112 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

         In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was invalid, arbitrary, capricious and was not selected in accordance with law. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. In February 1992, the court entered a case management order directing that the remedy issues be tried before the liability aspects are presented. In September 1995, the U.S. EPA released its amended decision selecting cleanup remedies for the Granite City site. NL is presently challenging certain portions of the U.S. EPA's selection of the remedy. In September 1997, the U.S. EPA informed NL that the past and future cleanup costs were estimated to total approximately $63.5 million. In 1999, the U.S. EPA and certain other PRPs entered into a consent decree settling their liability at the site for approximately 50% of the site costs, and NL and the U.S. EPA reached an agreement in principle to settle NL's liability at the site for $31.5 million. NL and the U.S. EPA are negotiating a consent decree embodying the terms of this agreement in principle.

         At the Pedricktown, New Jersey lead smelter formerly owned by NL, the U.S. EPA has divided the site into two operable units. Operable unit one addresses contaminated ground water, surface water, soils and stream sediments. In July 1994, the U.S. EPA issued the Record of Decision for operable unit one. The U.S. EPA estimates the cost to complete the remediation of operable unit one is $18.7 million. In May 1996, certain PRPs, but not NL, entered into an administrative consent order with the U.S. EPA to perform the remedial phase of operable unit one. In June 1998, NL entered into a consent decree with the U.S. EPA and other PRPs to perform the remedial action phase of operable unit one. In addition, in March 1999 NL executed an agreement in principle with certain PRPs with respect to NL's liability at this site to settle the matter within previously-accrued amounts. The U.S. EPA issued an order with respect to operable unit two in March 1992 to NL and 30 other PRPs directing immediate removal activities including the cleanup of waste, surface water and building surfaces. NL has complied with the order, and the work with respect to operable unit two is completed. NL has paid approximately 50% of operable unit two costs, or $2.5 million.

         Having completed the RIFS at NL's former Portland, Oregon lead smelter site, NL conducted predesign studies to explore the viability of the U.S. EPA's selected remedy pursuant to a June 1989 consent decree captioned U.S. v. NL Industries, Inc., Civ. No. 89-408, United States District Court for the District of Oregon. In May 1997, the U.S. EPA issued an Amended Record of Decision ("ARD") for the soils operable unit changing portions of the cleanup remedy selected. The ARD requires construction of an onsite containment facility estimated to cost between $11.5 million and $13.5 million, including capital costs and operating and maintenance costs. NL and certain other PRPs have entered into a consent decree to perform the remedial action in the ARD. In November 1991, Gould, Inc., the current owner of the site, filed an action, Gould Inc. v. NL Industries, Inc., No. 91-1091, United States District Court for the District of Oregon, against NL for damages for alleged fraud in the sale of the smelter, rescission of the sale, past CERCLA response costs and a declaratory judgment allocating future response costs and punitive damages. In February 1998, NL and the other defendants reached an agreement settling the litigation by NL agreeing to pay a portion of future costs, which are estimated to be within previously-accrued amounts. The capital construction for the remediation is expected to be completed in 2000.

         In 1999, NL and other PRPs entered into an administrative consent order with the U.S. EPA requiring the performance of a RIFS at two subsites in Cherokee County, Kansas, where NL and others formerly mined lead and zinc. A former NL subsidiary mined at the Baxter Springs subsite, where it is the largest viable PRP. In August 1997, the U.S. EPA issued the record of decision for the Baxter Springs and Treece subsites. The U.S. EPA has estimated the selected remedy will cost an aggregate of approximately $7.1 million for both subsites ($5.4 million for the Baxter Springs subsite). In 1999, NL entered into a consent decree with the U.S. EPA resolving its liability at the Baxter Springs subsite, and NL has reached an agreement in principle with other PRPs with respect to allocation of this subsite's costs. NL and other PRPs are performing an investigation of four additional subsites in Cherokee County.

         In 1996, the U.S. EPA ordered NL to perform a removal action at a facility in Chicago, Illinois formerly owned by NL. NL is complying with the order and has completed the on-site work at the facility. Offsite contamination is being investigated.

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

         At a municipal and industrial waste disposal site in Batavia, New York, NL and approximately 75 others have been identified as PRPs. The U.S. EPA has divided the site into two operable units. Pursuant to an administrative consent order entered into with the U.S. EPA, NL conducted a RIFS for operable unit one, the closure of the industrial waste disposal section of the landfill. NL's RIFS costs were approximately $2 million. In June 1995, the U.S. EPA issued the record of decision for operable unit one, which is estimated by the U.S. EPA to cost approximately $17.3 million. In September 1995, the U.S. EPA and certain PRPs (including NL), entered into an administrative order on consent for the remedial design phase of the remedy for operable unit one and the design phase is proceeding. NL and other PRPs entered into an interim cost sharing arrangement for this phase of the work. NL and the other PRPs have completed the work comprising operable unit two (the extension of the municipal water supply), with the exception of annual operation and maintenance. The U.S. EPA alleges it has incurred approximately $4 million in past costs. NL and the other PRPs have concluded a nonbinding allocation process, as a result of which NL was assigned a 30% share of future site costs. NL and the other PRPs are currently negotiating a consent decree based on this allocation.

         See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

         In 1993, Tremont entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required Tremont to undertake a remediation/reclamation program, which program has been completed at a total cost of approximately $2 million. This site is now subject only to ongoing monitoring and maintenance obligations. Another of these abandoned barite mining sites is currently being evaluated by the Arkansas Department of Environmental Quality ("ADEQ"). Tremont, along with two other identified PRPs, have entered into discussions with the ADEQ that are expected to result in one or more voluntary settlement agreements pertaining to investigation and remedial actions to be undertaken at this site. Tremont believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of PRPs that would ultimately share in any such costs. As of December 31, 1999, Tremont had accrued $6 million related to these matters.

         In the early 1990s, TIMET and certain other companies that currently have or formerly had operations within the BMI Complex (the "BMI Companies") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with BMI and, in certain cases, other BMI Companies, pursuant to which, among other things: (i) BMI, TIMET and the other BMI Companies each agreed to contribute to the cost of remediating any soils contamination within the BMI Complex (excluding the individual active plant sites), certain lands surrounding the BMI Complex and certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property"), and TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against TIMET's accrued liabilities), (ii) BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties, (iii) BMI indemnified TIMET and the other BMI Companies against certain future liabilities associated with any soils contamination on such properties and (iv) TIMET agreed to convey to BMI, at no additional cost, the
TIMET Pond Property upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property. With respect to the TIMET Pond Property project, BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost, if any, in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. TIMET does not currently expect to incur any cost in connection with this project. TIMET, BMI and the other BMI Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including possible groundwater issues. In addition, TIMET is continuing assessment work with respect to its own active plant site.

         In April 1998, the U. S. EPA filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Nevada facility during the early to mid-1990s. The action seeks civil penalties in an unspecified total amount at the statutory rate of up to $25,000 per day of violation ($27,500 per day for violations after January 30, 1997). TIMET and the EPA have agreed to settle the matter for a cash payment by TIMET aggregating $400,000 from 2000 through 2002, and TIMET agreed to undertake certain additional monitoring and emissions controls at an estimated capital cost of $1.5 million. The settlement has been approved by the court.

         At December 31, 1999, TIMET had accrued an aggregate of approximately $1 million for these environmental matters discussed above.

         In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 1999, the Company also had approximately $4 million accrued for the estimated cost to complete environmental cleanup matters at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program to be approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $39 million. The Company's share of such estimated cleanup and remediation cost is currently estimated to be approximately $2 million, of which about one-half has been paid. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such non-NL former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

         Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 29, 2000, there were approximately 2,700 holders of record of Valhi common stock. The following table sets forth the high and low closing sales prices for Valhi common stock for the periods indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 29, 2000 the closing price of Valhi common stock according to the NYSE Composite Tape was $11.13.

                                                                            Dividends
                                            High              Low              paid

Year ended December 31, 1998

First Quarter ..................         $ 10 3/16         $ 9 3/8 $            .05
Second Quarter .................            10 1/2            9 1/16            .05
Third Quarter ..................           14 1/16            11 1/8            .05
Fourth Quarter .................            13 3/8                11            .05

Year ended December 31, 1999

First Quarter .....................         $ 12 3/4         $   11         $   .05
Second Quarter ....................         12 1/8           10 3/4             .05
Third Quarter .....................               14         10 7/8             .05
Fourth Quarter ....................         11 3/8           10 1/4             .05



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


                                                                    Years ended December 31,
                                                 1995          1996         1997         1998         1999
                                                 ----          ----         ----         ----         ----
                                                           (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals .............................   $ 1,023.9    $   986.1    $   984.4    $   907.3    $   908.4
    Component products ....................        80.2         88.7        108.7        152.1        225.9
    Waste management (1) ..................        --           --           --           --           10.9
                                              ---------    ---------    ---------    ---------    ---------

                                              $ 1,104.1    $ 1,074.8    $ 1,093.1    $ 1,059.4    $ 1,145.2
                                              =========    =========    =========    =========    =========

  Operating income:
    Chemicals .............................   $   178.5    $    92.0    $   106.7    $   154.6    $   126.2
    Component products ....................        19.9         22.1         28.3         31.9         40.2
    Waste management (1) ..................        --           --           --           --           (1.8)
                                              ---------    ---------    ---------    ---------    ---------

                                              $   198.4    $   114.1    $   135.0    $   186.5    $   164.6
                                              =========    =========    =========    =========    =========


  Prior to consolidation:
    Equity in Waste Control Specialists (1)   $     (.5)   $    (6.4)   $   (12.7)   $   (15.5)   $    (8.5)
    Equity in Tremont Corporation (2) .....                                                7.4        (48.7)


  Equity in Amalgamated Sugar Company (3) .   $     8.9    $    10.0
                                              =========    =========


  Income from continuing operations .......   $    54.9    $    --      $    27.1    $   225.8    $    47.4
  Discontinued operations .................        13.6         42.0         33.6         --            2.0
  Extraordinary item ......................        --           --           (4.3)        (6.2)        --
                                              ---------    ---------    ---------    ---------    ---------

      Net income ..........................   $    68.5    $    42.0    $    56.4    $   219.6    $    49.4
                                              =========    =========    =========    =========    =========


DILUTED EARNINGS PER SHARE DATA:
  Income from continuing operations .......   $     .48    $    --      $     .24    $    1.94    $     .41

  Net income ..............................   $     .60    $     .37    $     .49    $    1.89    $     .43

  Cash dividends ..........................   $     .12    $     .20    $     .20    $     .20    $     .20

  Weighted average common shares
   outstanding ............................       115.3        115.1        115.9        116.1        116.2

BALANCE SHEET DATA (at year end):
  Total assets ............................   $ 2,572.2    $ 2,145.0    $ 2,178.1    $ 2,242.2    $ 2,235.2
  Long-term debt ..........................     1,084.3        844.5      1,008.1        630.6        613.2
  Stockholders' equity ....................       274.3        303.9        384.9        578.5        589.4


(1)      Consolidated effective June 30, 1999.

(2) Commenced recognizing equity in earnings effective July 1, 1998; consolidated effective December 31, 1999.

(3)      Ceased recognizing equity in earnings effective December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Continuing operations

         The  Company  reported  income  from  continuing  operations  of  $47.4 million, or $.41 per diluted share, in 1999 compared to income of $225.8 million, or $1.94 per diluted share, in 1998. Excluding the effect of the non-recurring items discussed in the next paragraph, the Company would have reported income from continuing operations in 1999 of $27.6 million, or $.24 per diluted share, compared to income of $46.1 million, or $.39 per diluted share, in 1998.

         The 1999 results include a $90 million non-cash income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL Industries and a non-cash impairment charge of $50 million ($32 million, or $.28 per diluted share, net of income taxes) for an other than temporary decline in the market value of TIMET. The 1998 results include gains aggregating $196 million, or $1.69 per diluted share, net of income taxes and minority interest, related to the sale of NL Industries' specialty chemicals business and the initial public offering of CompX International common stock, a charge of $32 million ($21 million, or $.18 per diluted share, net of income taxes) related to the settlement of two lawsuits and an $8 million tax benefit ($5 million, or $.04 per diluted share, net of minority interest) resulting from refunds of prior-year German withholding taxes received by NL.

         As discussed above, the net impact to the Company in 1999 of NL's non-cash income tax benefit and the other than temporary impairment charge related to TIMET is a net credit of $20 million, or $.17 per diluted share, net of income taxes and minority interest. Excluding the effect of these two items, the Company currently believes its income from continuing operations in 2000 will be higher compared to 1999 due primarily to expected improved operating results in all three of the Company's consolidated business segments (chemicals, component products and waste management).

Chemicals

         As discussed above, selling prices for TiO2, NL's principal product, were generally increasing during most of 1997 and 1998, were generally decreasing during the first three quarters of 1999 and increased during the fourth quarter of 1999. NL's TiO2 operations are conducted through Kronos while its specialty chemicals operations were conducted through Rheox. As discussed above, in January 1998 NL completed the disposition of its specialty chemicals business unit.

         Chemicals operating income, as presented below, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $19 million in 1999 as compared to amounts separately reported by NL. As discussed in Note 3 to the Consolidated Financial Statements, the Company will commence consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 20% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Beginning in 2000, amortization of such Tremont purchase accounting adjustments will further reduce chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $5 million annually.

                                    Years ended December 31,      % Change
                                    -----------------------     --------------
                                    1997     1998      1999   1997-98    1998-99
                                    ----     ----      ----   -------    -------
(In millions)Net sales:
  Kronos (Ti02)                    $837.2   $894.6    $908.4    + 7%       +2%
  Rheox                             147.2     12.7      -
                                   ------   ------     ----

                                   $984.4   $907.3    $908.4    - 8%       +0
                                   ======   ======    ======

Operating income:
  Kronos (Ti02)                    $ 63.7   $151.9    $126.2  + 138%      -18%
  Rheox                              43.0      2.7      -
                                   ------   ------     ----

                                   $106.7   $154.6    $126.2   +45%       -18%
                                   ======   ======    ======
Kronos operating income
 margin                                8%      17%       14%

TiO2 data:
  Sales volumes (thousands
   of metric tons)                   427      408       427    - 4%         +5%
  Average price index
   (1983=100)                        133      153       152   + 15%        - 1%

         Kronos' TiO2 sales increased slightly in 1999 compared to 1998 due primarily to higher TiO2 sales volumes, partially offset by lower average TiO2 selling prices. Despite the slightly higher TiO2 sales, Kronos' TiO2 operating income in 1999 decreased compared to 1998 due primarily to lower TiO2 production volumes. In addition, Kronos' operating income in 1999 includes $5.3 million of foreign currency transaction gains related to certain of NL's short-term intercompany cross-border financings that were settled in July 1999. Kronos' average TiO2 selling prices in 1999 were 1% lower than in 1998, with higher North American prices offset by lower prices in Europe and export markets. At the end of 1999, average European TiO2 selling prices (expressed in U.S. dollars at year-end exchange rates) were 9% lower than U.S. average selling prices as a result of the strong U.S. dollar against major European currencies. Kronos' average TiO2 selling prices in the fourth quarter of 1999 were 3% lower than the fourth quarter of 1998, but were 1% higher than average selling prices in the third quarter of 1999 as NL and other Ti02 producers began to implement certain price increases. Kronos' average TiO2 selling prices at the end of the fourth quarter of 1999 were 1% higher than the average for the quarter.

         Kronos' TiO2 sales volumes in 1999 were 5% higher than 1998, with growth in all major regions. Industry-wide demand for Ti02 increased in 1999, with second-half 1999 demand higher than first-half 1999 demand as a result of, among other things, customers buying in advance of announced price increases. TiO2 demand was particularly strong in the fourth quarter of 1999, as NL's TiO2 sales volumes were 21% higher than the fourth quarter of 1998. Approximately one-half of Kronos' TiO2 sales volumes in 1999 were attributable to markets in Europe, with 37% attributable to North America and the balance to export markets.

         Due primarily to Kronos' decision to manage its inventory levels by curtailing production in the first quarter of 1999, Kronos' TiO2 production volumes of 411,000 metric tons in 1999 were 5% lower than its record 434,000 metric tons produced in 1998. Kronos' average TiO2 production capacity utilization in 1999 was 93% compared to full capacity utilization in 1998.

         Kronos' TiO2 sales and operating income increased in 1998 compared to 1997 due primarily to higher average TiO2 selling prices, partially offset by lower sales volumes. Kronos' average TiO2 selling prices in 1998 were 16% higher than 1997. TiO2 selling prices at the end of 1998 were 10% higher than the end of 1997. Kronos' average TiO2 selling prices in the fourth quarter of 1998 were 11% higher than the fourth quarter of 1997 and even with the third quarter of 1998. Kronos' TiO2 sales volumes of 408,000 metric tons in 1998 were 4% below its previous-record level of 1997 primarily reflecting lower volumes in Asia and Latin America. Kronos' operating income in 1997 includes income of $12.9 million related to refunds of German franchise taxes related to prior years, including interest.

         Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 152 in 1999 was 1% lower than the 1998 index of 153 (1998 was 16% higher than the 1997 index of 133). In comparison, the 1999 index was 13% below the 1990 price index of 175 and 20% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

         As discussed above, NL experienced strong demand for TiO2 in 1999, especially in the second half of the year. NL expects TiO2 industry demand in 2000 will be relatively unchanged from 1999, depending primarily upon global economic conditions. NL expects its TiO2 sales volumes in 2000 will approximate its sales volumes in 1999. NL is continuing to phase-in previously-announced price increases during the first quarter of 2000. In addition, NL recently announced a price increase in Europe that is expected to become effective at the beginning of the second quarter of 2000. If demand remains strong, NL expects additional price increases could be announced later in 2000. The successful implementation of any such price increase will depend on market conditions discussed above. As a result of anticipated higher average selling prices in 2000 and continued focus on controlling costs, NL expects its chemicals operating income in 2000 will be higher than 1999. The extent of the improvement will be determined by, among other things, the magnitude of realized price increases.

         NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (61% in 1999), primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such net sales. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Fluctuations in the value of the U.S. dollar relative to other currencies decreased 1999 sales by $15 million compared to 1998, and decreased 1998 sales by $24 million compared to 1997. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million foreign currency transaction gain discussed above, has not been significant during the past three years.

Component products

                                       Years ended December 31,     % Change
                                        ---------------------      ------------
                                       1997      1998      1999   1997-98  1998-99
                                       ----      ----      ----   -------  -------
                                                     (In millions)

Net sales .....................    $  108.7   $  152.1   $  225.9   +40%    +49%
Operating income ..............        28.3       31.9       40.2   +13%    +26%

Operating income margin .......          26%        21%        18%

         Component products sales and operating income increased in 1999 compared to 1998 due primarily to the effect of the slide operations acquired in January and November 1999 and the lock operations acquired in March and November 1998. Component products operating income in 1998 included a $3.3 million non-recurring pre-tax charge related to certain stock awarded in conjunction with CompX's March 1998 initial public offering. Excluding the effect of these acquisitions and the stock award charge, sales increased 5% in 1999 compared to 1998 and operating income increased 4%, with increased sales in both slide and ergonomic products (up 5%) and security products (up 3%). Sales of slides and ergonomic products were impacted in the first half of 1999 by softening demand in the office furniture industry, however such sales improved in the second half of 1999 as office furniture industry demand improved.

         Component products sales and operating income increased in 1998 compared to 1997 due primarily to higher volumes in all three major product lines (ergonomic computer support systems, precision ball bearing slides and security products). Combined sales of precision ball bearing slides and ergonomic computer support systems in 1998 increased $11.6 million, or 14%, compared to 1997, and security products sales increased $31.8 million, or 113%. The higher sales volumes of security products resulted primarily from the March and November 1998 acquisitions of two lock producers. Component products operating income in 1998 includes the $3.3 million non-cash charge discussed above. Excluding such charge, operating income increased in 1998 due primarily to the higher sales volumes and slightly lower raw material costs, primarily steel, offset in part by lower margins attributable to sales from the two business units acquired in 1998 resulting principally from goodwill amortization.

        CompX has substantial operations and assets located outside the United States (principally Canada and, beginning in 1999, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, including the Canadian dollar, the Dutch Guilder and the Euro. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar, and exchange rate fluctuations do not impact the reported amount of such sales. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar increased component products operating income in 1998 (excluding the effect of the stock award charge) by 3% compared to 1997, and reduced net sales by approximately 1%. Fluctuations in the value of the U.S. dollar against such other currencies did not significantly impact component products sales or operating income in 1999 compared to 1998.

         Due in part to expected improved demand in the office furniture industry, CompX expects its sales and operating income in 2000 will be higher compared to 1999.

Waste management

         As discussed in Note 3 to the Consolidated Financial Statements, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. Prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. Waste Control Specialists reported net sales of $3.4 million in 1997, $11.9 million in 1998 and $19.2 million in 1999. During those same periods Waste Control Specialists reported operating losses (net losses before interest expense) of $11.3 million, $13.8 million and $9.4 million, respectively, and reported net losses of $12.4 million, $15.1 million and $10.8 million, respectively. However, due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999, Waste Control Specialists reported an operating loss in the second half of 1999 of $1.6 million compared to a $7.8 million operating loss in the first half of the year.

         Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. The hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed radioactive wastes.

         The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise. During the latest Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law which would allow the regulatory agency to issue a disposal permit to a private entity. While the legislative session ended without any change in state law, Waste Control Specialists has been pursuing other alternatives with respect to the disposal of low-level and mixed radioactive wastes, including obtaining certain modifications to its existing permits that would allow Waste Control Specialists to dispose of certain types of low-level and mixed radioactive wastes. Waste Control Specialists has obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including NORM and exempt level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes that continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue permit modifications to further expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. In addition, Waste Control Specialists currently expects to continue to support a change in state law, as discussed above, during the next Texas legislative session which begins in January 2001. Expenditures associated with any additional permit modifications concerning the disposal of low-level and mixed radioactive wastes in the next few quarters are expected to be significantly lower than those incurred in connection with the Texas legislative session which ended in May 1999. There can be no assurance that Waste Control Specialists will be successful in obtaining any future permit modifications.

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

         Waste Control Specialists has entered into an agreement with an independent contractor pursuant to which the contractor will operate certain indirect thermal desorption equipment owned by the contractor on behalf of Waste Control Specialists at its West Texas facility. This equipment and related technology is expected to allow Waste Control Specialists to process and dispose of new hazardous waste streams (principally petroleum hydrocarbons) beginning in the second quarter of 2000.

         The completion of the Texas legislative session in May 1999 resulted in a significant reduction in the Company's expenditures for permitting during the last half of 1999 compared to the first half of this year. Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the last half of 1999 compared to the first half of the year. Waste Control Specialists is also refocusing its sales and marketing efforts to (i) emphasize opportunities where Waste Control Specialists believes it has unique permitting capabilities for the treatment and storage of mixed radioactive wastes that currently provide Waste Control Specialists with certain competitive advantages and (ii) capitalize on the recent permit modifications regarding disposal of certain types of low-level radioactive wastes. Realizing significant sales volumes from these types of waste streams may involve lengthy negotiations and due diligence processes necessary to satisfy potential customers of the adequacy of Waste Control Specialists' permitting ability for its facility and compliance with regulatory procedures. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control
Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

Tremont Corporation and TIMET

         In June 1998, the Company acquired 2.9 million shares of Tremont Corporation common stock held by Contran and certain of Contran's subsidiaries. Subsequently in 1998 and during 1999, the Company purchased in market and private transactions additional shares of Tremont common stock which, by late December 1999, increased the Company's ownership of Tremont to 50.2%. See Note 3 to the Consolidated Financial Statements. Accordingly, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and the Company will commence consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, the Company accounted for its interest in Tremont by the equity method, and the Company commenced reporting equity in Tremont's earnings beginning in the third quarter of 1998. The
Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's ownership percentage to Tremont's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. Such non-cash amortization reduced earnings (or increases losses) attributable to Tremont in 1998 and 1999, as reported by the Company, by approximately $3 million per year, exclusive of the impact of the other than temporary impairment charge related to TIMET discussed below.

         Tremont accounts for its interests in both NL and TIMET by the equity method. Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont (exclusive of the impact of the impairment charge with respect to TIMET discussed below), and generally reduces earnings (or increases losses) attributable to NL as reported by Tremont.

         For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million. For the year ended December 31, 1999, Tremont reported a net loss of $28.2 million, comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income tax benefit of $18.9 million. Tremont's equity in losses of TIMET in 1999 includes an impairment provision for an other than temporary decline in the value of TIMET discussed below. The Company's pro-rata share of such charge, together with amortization of purchase accounting adjustments related to the Company's investment in Tremont which were attributable to Tremont's investment in TIMET, resulted in a $50 million pre-tax charge related to the other than temporary impairment of TIMET being included in the Company's equity in losses of Tremont in 1999.

         Tremont's effective income tax rate in 1998 varies from the 35% U.S. federal statutory income tax rate in 1998 primarily because of a deferred income tax benefit recognized by Tremont in the fourth quarter of 1998 upon the complete reversal of its deferred income tax asset valuation allowance with respect to its investment in NL, which deferred income tax asset Tremont believed then met the "more-likely-than-not" recognition criteria.

         NL's operating results are discussed above. Tremont's equity in earnings of NL in 1999 includes Tremont's pro-rata share ($17.7 million) of NL's non-cash income tax benefit discussed below.

         In 1999, TIMET reported sales of $480.0 million, an operating loss of $31.4 million and a net loss of $31.4 million compared to sales, operating income and net income of $707.7 million, $82.7 million and $45.8 million, respectively, in 1998. For the six months ended December 31, 1998, TIMET reported sales, operating income and income before extraordinary items of $329.8 million, $27.1 million and $13.6 million, respectively. TIMET's results in 1999 were below those of 1998 principally due to a 23% decline in mill products sales volumes and a 7% decline in average selling prices caused by the previously-reported lower demand in both its aerospace and industrial markets. TIMET's sales in the fourth quarter of 1999, the lowest quarterly sales amount for TIMET in four years, was 6% lower than the third quarter of this year due primarily to a 4% decline in mill products average selling prices and a 22% decline in volume of ingot and slab products. TIMET's results in 1999 were also impacted by production difficulties and inefficiencies at TIMET's North American operations, as yield, rework and deviated material levels were higher and plant operating rates were lower. TIMET's results in 1999 also include $11 million of special charges related to, among other things, personnel reductions of about 100 people, slow-moving inventories and write-downs associated with TIMET's investments in certain start-up joint ventures. TIMET's results in the fourth quarter of 1998 included an $18 million pre-tax restructuring charge related to TIMET's decision to close certain facilities and other cost reduction efforts.

         TIMET's outlook for 2000 remains weak, and TIMET expects to report a net loss in 2000 greater than its 1999 net loss. Customers and end-users continue to indicate that a substantial inventory overhang exists. TIMET's backlog was approximately $195 million at December 31, 1999 compared to $350 million at December 31, 1998 and $530 million at the end of 1997. Orders under TIMET's long-term supply contract with Boeing for 1999 are believed to be far below contractual volume requirements. TIMET has received virtually no Boeing-related orders under the contract for 2000. Boeing has informed TIMET that they will either order the required contractual volume under the contract in 2000 or pay the liquidated damages provided for in the agreement. Beyond 2000, Boeing is unwilling to commit to the contract. On March 21, 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. All of these factors lead TIMET to currently believe its sales in 2000 will be somewhat lower than the fourth quarter of 1999 annualized due to lower expected sales volumes and selling prices. Industrial demand for titanium is also expected to remain soft during 2000. In light of the continuing weak market conditions, TIMET has targeted further personnel reductions of about 250 people, and TIMET expects to report an additional restructuring charge in the first quarter of 2000 of about $10 million to primarily cover termination costs associated with this additional headcount reduction. TIMET will focus additional resources with the intent to improve the quality of its manufacturing, customer service and management processes and to return to profitability.

         Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At December 31, 1999, after considering what it believes to be all relevant factors, including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, Tremont recorded a $60.8 million pre-tax non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. After the writedown discussed above, at December 31, 1999, Tremont's net carrying value of its investment in TIMET was $7 per share compared to NYSE market price of $4.50 at that date. In determining the amount of the impairment charge, Tremont considered, among other things, recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses which would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET.

General corporate and other items

         Gains on disposal of business unit and reduction in interest in CompX. See Note 3 to the Consolidated Financial Statements. The pre-tax gain on disposal of NL's specialty chemicals business unit differs from the amount separately-reported by NL due to the write-off of a portion of the Company's purchase accounting adjustments related to the net assets sold, including an allocated portion of goodwill associated with the Company's investment in NL. See Note 1 to the Consolidated Financial Statements.

         General corporate. General corporate interest and dividend income decreased in 1999 compared to 1998 due primarily to a lower level of funds available for investment, partially offset by a higher level of dividend distributions received from The Amalgamated Sugar Company LLC. General corporate interest and dividend income decreased in 1998 compared to 1997 due primarily to a lower level of LLC distributions. Dividend distributions from the LLC are dependent in part upon the LLC's results of operations, and the Company received $23.5 million of dividend distributions from the LLC in 1999 compared to $18.4 million in 1998 and $25.4 million in 1997. See Notes 5 and 11 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income is expected to be somewhat lower in 2000 compared to 1999 due primarily to a lower level of funds available for investment.

         Securities transactions in each of the past three years relate principally to the disposition of a portion of the shares of Halliburton Company common stock (and its predecessor Dresser Industries, Inc.) held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 5 and 10 to the Consolidated Financial Statements. Any additional exchanges in 2000 or thereafter would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 2000, the Company currently expects securities transactions in 2000 will be nominal.

         Net general corporate expenses in 1998 include an aggregate $32 million pre-tax charge related to the settlements of two shareholder derivative lawsuits in which Valhi was the defendant, and in 1997 include NL's $30 million pre-tax charge related to adoption of a new accounting standard regarding environmental remediation liabilities. See Note 1 to the Consolidated Financial Statements. Net general corporate expenses in 1998 also include $3 million of nonrecurring costs related to NL's unsuccessful attempt to acquire certain TiO2 operations and production facilities. Such charges are included in selling, general and administrative expenses. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ($3.7 million recognized in 1998 and $4 million in 1999). See Note 11 to the Consolidated Financial Statements. Net general corporate expenses in 2000 are currently expected to be higher compared to 1999 due to, among other things, the effect of consolidating Tremont's results of operations effective January 1, 2000.

         Interest expense. Interest expense declined in 1999 and 1998 compared to the respective prior year due primarily to a lower average level of outstanding indebtedness. Such lower average levels of outstanding indebtedness reflects in part the repayment of indebtedness over the past three years using a portion of the proceeds generated from the disposal of discontinued operations and business units. Assuming interest rates do not increase significantly from year-end 1999 levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges, interest expense in 2000 is not expected to be significantly different from interest expense in 1999 due principally to the net effects of (i) lower expected levels of outstanding indebtedness and interest rates with respect to NL, (ii) higher levels of outstanding indebtedness with respect to CompX and (iii) the consolidation of Tremont effective January 1, 2000.

         At December 31, 1999, approximately $596 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 10.4% (1998 - $582 million with a weighted average fixed interest rate of 10.4%; 1997
- $761 million at 11%). The weighted average interest rate on $99 million of outstanding variable rate borrowings at December 31, 1999 was 5.0% compared to an average interest rate on outstanding variable rate borrowings of 5.6% at December 31, 1998 and 6.8% at December 31, 1997. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 1998 to December 31, 1999 due primarily to the payoff in 1999 of NL's variable rate DM-denominated borrowings which was funded, in part, by borrowings under other NL non-U.S. short-term credit facilities which bear interest at rates lower than the DM credit facility, offset in part by Valhi's $21 million of bank borrowings during 1999 which bear interest at an interest rate higher than the DM borrowings repaid during 1999. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 1997 to December 31, 1998 due primarily to the 1998 payoff of certain NL indebtedness (Rheox bank credit facility and joint venture term loan). Such indebtedness carried a higher interest rate than NL's DM-denominated borrowings, which comprised most of the remaining variable rate borrowings at December 31, 1997 and comprised substantially all of the outstanding variable rate borrowings at December 31, 1998.

         NL has a certain amount of indebtedness denominated in currencies other than the U.S. dollar and, accordingly, NL's interest expense is also subject to currency fluctuations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." Periodic cash interest payments are not required on Valhi's 9.25% deferred coupon LYONs. As a result, current cash interest expense payments are lower than accrual basis interest expense.

         Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Certain subsidiaries, including NL, Tremont and, beginning in March 1998, CompX, are not members of the consolidated U.S. tax group and the Company provides incremental income taxes on such earnings.

         In 1999, NL recognized a $90 million non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). With respect to the favorable resolution of the German tax contingency, the German government has conceded substantially all of its income tax claims against NL, and the government has released a DM 94 million ($50 million) lien on one of NL's German TiO2 plants that secured the government's claim. The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactively to January 1, 1999 and resulted in an increase in NL's current income tax expense during 1999.

         Also during 1999, NL reduced its deferred income tax valuation allowance by $16 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

         The provision for income taxes in 1998 includes (i) an $8 million tax benefit resulting from a refund of prior-year German dividend withholding taxes received by NL and (ii) a $57 million benefit resulting from NL's net reduction of its deferred income tax valuation allowance primarily as a result of utilization of certain deductible tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. In 1997, the geographic mix of pre-tax income included losses in certain of NL's tax jurisdictions for which no current refund was available and for which recognition of a deferred tax asset was not considered appropriate. All of these factors also impacted the Company's overall effective tax rate.

         As discussed above, the Company expects to report equity in losses of TIMET in 2000, and the Company does not expect that recognizing a deferred income tax asset with respect to such equity in losses will be appropriate under the "more-likely-than-not" recognition criteria. Consequently, this will affect the Company's consolidated effective tax rate in 2000.

         Minority interest, discontinued operations and extraordinary item. See Notes 12, 19 and 1, respectively, to the Consolidated Financial Statements. Minority interest in NL's subsidiaries in 1999 relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

         As discussed above, the Company will commence consolidating Tremont's results of operations beginning in 2000. Consequently, the Company will commence reporting minority interest in Tremont's net earnings or losses beginning in 2000.

Year 2000 Issue

         General. As a result of certain computer programs being written using two digits rather than four to define the applicable year, certain computer programs that had date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         Over the past few years, each of the Company's business units spent varying amounts of time, effort and money in order to address the Year 2000 Issue in an attempt to ensure that their computer systems, both information technology ("IT") systems and non-IT systems involving embedded chip technology, and software applications would function properly after December 31, 1999. This process included, among other things, the identification of all systems and applications potentially affected by the Year 2000 Issue, the determination of which systems and applications required remediation and the completion thereof and the testing of systems and applications following remediation for Year 2000 compliance. In addition, each business unit requested confirmation from their major software and hardware vendors, suppliers and customers that they were developing and implementing plans to become, or that they had become, Year 2000 compliant. Contingency plans were also developed to address potential Year 2000 issues related to business interruption in the event one or more of each business unit's internal systems or the systems of third parties upon which they rely ultimately proved not to be Year 2000 compliant. As part of these contingency plans, certain units (NL and TIMET) temporarily idled their manufacturing facilities shortly before the end of 1999 as an added safeguard against unexpected loss of utility service; all of such facilities resumed production shortly after midnight of year-end 1999. After all of the efforts described above, each business unit believed that their key systems were Year 2000 compliant prior to December 31, 1999.

         The extent to which each business unit spent time, effort and money varied due to its particular circumstances. For example, the manufacturing processes and facilities of NL and TIMET are more heavily dependent upon non-IT systems involving embedded chip technology than those of CompX and Waste Control Specialists. Accordingly, NL and TIMET were required to spend relatively more time, effort and money addressing the Year 2000 Issue than CompX and Waste Control Specialists. As part of their normal business operations, CompX, NL and TIMET had, to varying degrees, already installed upgraded information systems at certain of their locations which addressed the Year 2000 Issue. Waste Control Specialists did not encounter significant Year 2000 problems with its systems, primarily because it had only commenced operations in 1997 and most of its systems were Year 2000 compliant at installation (or the cost to become compliant was not significant). Tremont and Valhi, as holding companies, do not have numerous applications or systems, and therefore very little effort was required to ensure Year 2000 compliance for their systems. Excluding the cost of the ongoing system upgrades, the amount spent by NL and TIMET to address the Year 2000 Issue was as follows: NL - $2 million ($1 million in 1999) and TIMET - $4 million ($2 million in 1999). The amount spent by CompX, Waste Control Specialists, Tremont and Valhi was not significant.

         To date in 2000, none of the Company's manufacturing facilities have suffered any downtime due to non-compliant systems, nor has any significant problems associated with the Year 2000 Issue been identified in any of such companies' systems. Each business unit will continue to monitor its major systems in order to ensure that such systems continue to be Year 2000 compliant. However, based primarily upon the length of time into 2000 which has elapsed without the identification of any significant problems related to the Year 2000 Issue, the Company does not currently expect to experience any significant Year 2000 Issue-related problems.

European monetary conversion

         Beginning January 1, 1999, 11 of the 15 members of the European Union ("EU"), including Germany, Belgium, the Netherlands and France, established fixed conversion exchange rates between their existing national currencies and the European currency unit ("euro"). Such members adopted the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their national currencies to the euro at a later date. Certain European countries, such as Norway, are not members of the EU and their national currencies will remain intact. Each national government retained authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, are now established by a new European Central Bank. Following the introduction of the euro, the participating countries' national currencies are scheduled to remain legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such currencies will remain fixed.

         NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, the Netherlands, France and Norway. In addition, at December 31, 1999, NL has a certain amount of outstanding indebtedness denominated in the euro. The national currency of the country in which such operations are located are such operation's functional currency. The functional currency of the German, Belgian, Dutch and French operations will convert from their respective national currencies to the euro over a two-year period that began in 1999. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both sales prices and purchasing costs, and consequently favorably or unfavorably impact NL's reported consolidated results of operations, financial condition or liquidity. At
December 31, 1999, NL had substantial net assets denominated in the Canadian dollar and the Norwegian kroner, partially offset by net liabilities denominated in the euro (or currencies whose exchange rates are fixed with respect to the euro).

         CompX. The functional currency of CompX's Thomas Regout operations in the Netherlands will convert to the euro from its national currency (Dutch guilders) over a two-year period that began in 1999. The euro conversion may impact CompX's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations. Because of the inherent uncertainty of the ultimate effect of the euro conversion, CompX cannot accurately predict the impact of the euro conversion on its consolidated results of operations, financial condition or liquidity.

         TIMET. TIMET also has operations and assets located in Europe, principally in the United Kingdom. The United Kingdom has not adopted the euro. Approximately 60% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and other major European currencies. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

         Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. In addition, cash flows from operating activities in 1997 and 1998 include the impact of the payment of cash income taxes related to the disposal of discontinued operations and the sale of NL's specialty chemicals business unit, even though the pre-tax proceeds from the disposal of such assets are reported as a component of cash flows from investing activities. Noncash interest expense consists of amortization of original issue discount on certain Valhi and NL indebtedness and amortization of deferred financing costs.

         Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

         At December 31, 1999, the estimated cost to complete capital projects in process approximated $15 million, of which $11 million relates to NL's Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2000 are expected to approximate $67 million ($37 million for NL, $25 million for CompX and $5 million for Waste Control Specialists). Capital expenditures in 2000 are expected to be financed primarily from operations or existing cash resources and credit facilities.

         During 1999, (i) CompX acquired two slide producers for approximately $65.0 million using funds on hand and $20 million of borrowing under its unsecured revolving bank credit facility, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $1.9 million of additional shares of Tremont common stock and $.8 million of additional shares of CompX common stock, (iv) Valhi sold certain marketable securities for an aggregate of $6.6 million, (v) Valhi received $2 million of additional consideration related to the 1997 disposal of its former fast food operations and (vi) NL purchased $7.2 million of shares of its common stock.

         During 1998, (i) Valhi purchased 3.1 million shares of Tremont Corporation for an aggregate cost of $173 million, (ii) Valhi contributed an additional $10 million to Waste Control Specialists' equity, (iii) Valhi purchased $14 million of additional shares of NL common stock, $6 million of additional shares of CompX common stock and $4 million of certain marketable securities, (iv) CompX purchased two lock producers for $42 million and (v) Valhi loaned a net $6 million to Waste Control Specialists pursuant to its $10 million revolving facility. In addition, NL sold its specialty chemicals business unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business.

         During 1997, Valhi (i) loaned $180 million to Snake River Sugar Company and $12.1 million to a subsidiary of Snake River, (ii) collected $112.1 million principal amount on such loans, (iii) received an $11.5 million pre-closing dividend from Amalgamated, (iv) contributed $13 million in capital contributions to Waste Control Specialists, (v) loaned a net $4 million to Waste Control Specialists and (vi) purchased $6 million of certain marketable securities and $14 million of additional shares of NL common stock.

         Financing  activities.  Net repayments of  indebtedness in 1999 include
(i) NL's repayment in full of the outstanding balance under its DM credit facility ($100 million net when repaid) using funds on hand and an increase in outstanding borrowings under other NL non-U.S. credit facilities ($26 million when borrowed), (ii) CompX's $20 million of borrowing under its revolving bank credit facility, (iii) Valhi's $21 million of borrowing under its revolving bank credit facility and (iv) Valhi's repayment of a net $7.2 million of short-term borrowings from Contran.

         Net repayments of indebtedness in 1998 include (i) NL's prepayment and termination of the Rheox bank credit facility ($118 million) and the joint
venture  term  loan  ($42   million),   (ii)  NL's   open-market   purchases  of
approximately $65 million accreted value of its Senior Secured Discount Notes and approximately $6 million principal amount of its Senior Secured Notes, (iii) NL's redemption of the remaining $121 million principal amount of Senior Secured Discount Notes at a redemption price of 106% of principal amount and (iv) NL's repayment of DM 81 million ($44 million when paid) of the DM term loan, using funds on hand and a DM 35 million ($19 million when borrowed) increase in outstanding borrowings under NL's short-term non-U.S. credit facilities.

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

         At December 31, 1999, unused credit available under existing credit facilities approximated $127 million, which was comprised of $80 million available to CompX under its revolving senior credit facility discussed below, $19 million available to NL under non-U.S. credit facilities and $28 million available to Valhi under its revolving bank credit facility.

         In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1999, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization. The most recent such purchase was in 1998.

Chemicals - NL Industries

         Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows.

         In  January  1998,  NL  sold  its  specialty  chemicals  business  unit conducted by Rheox for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. A majority of the $380 million net-of-tax proceeds were used by NL to prepay certain indebtedness. The remaining net proceeds were available for NL's general corporate purposes, subject to compliance with the terms of the indenture governing its publicly-traded debt.

         Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures and debt service. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

         NL's capital expenditures during the past three years, excluding capital expenditures of its disposed specialty chemicals business unit, aggregated $86 million, including $22 million ($10 million in 1999) for NL's ongoing environmental protection and compliance programs. NL's estimated 2000 capital expenditures are $37 million (2001 - $35 million) and include $7 million (2001 - $11 million) in the area of environmental protection and compliance. NL spent $7 million in 1997 in capital expenditures related to a debottlenecking project at its Leverkusen, Germany chloride-process TiO2 facility, and NL spent $6 million in 1999 with respect to an expansion of a landfill for its Belgian TiO2 facility. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

         At December 31, 1999, NL had cash and cash equivalents, including restricted cash balances, of $152 million, and NL had $19 million available for borrowing under its non-U.S. credit facilities. At December 31, 1999, NL had complied with all financial covenants governing its debt agreements.

         In November 1999, NL's board of directors authorized NL to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through February 29, 2000, NL had purchased 1.1 million of its shares pursuant to such authorization for an aggregate of $15.5 million, including $7.2 million purchased in 1999.

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. As discussed above, in 1999 certain significant German tax contingencies aggregating an estimated DM 188 million ($100 million) through 1998 were resolved in NL's favor.

         On April 1, 1999, the German government enacted certain income tax law changes that were retroactively effective as of January 1, 1999. Based on these changes, NL's effective current (cash) income tax rate in Germany increased in 1999.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at December 31, 1999) relating to 1994. NL appealed this assessment, and in February 2000 the Norwegian local court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted such tax authorities' assessment was overstated by NOK 34 million ($4 million). The tax authorities' response to the court's contention is expected by the end of March 2000. NL is considering its appeal options. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for 1996 on an issue similar to the aforementioned 1994 case. The outcome of the 1996 issue is dependent upon the eventual outcome of the 1994 case. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received.

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

         At December 31, 1999, NL had recorded net deferred tax liabilities of $97 million. NL, which is not a member of the tax group of which Contran and Valhi are members, operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $234 million at December 31, 1999, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

         In addition to the chemicals businesses conducted through Kronos, NL also has certain liabilities relating to certain discontinued or divested businesses. See Item 3 - "Legal Proceedings."

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation as discussed above. NL believes it has provided adequate accruals ($112 million at December 31, 1999) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury, property damage and government expenditures allegedly arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

         In March 1998, CompX completed an initial public offering of shares of its common stock. The net proceeds to CompX were approximately $110 million. $75 million of the net proceeds were used to completely repay the outstanding balance of CompX's $100 million credit facility discussed above. CompX believes that the net proceeds to CompX from the offering, after repayment of borrowings under the credit facility, together with cash generated from operations and borrowing availability under the new credit facility will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and future acquisitions for the foreseeable future.

         In 1998, CompX acquired two lock producers for aggregate cash consideration of $42 million, primarily using available cash on hand. In 1999, CompX acquired two slide producers for approximately $65 million cash consideration, using available cash on hand and $20 million of borrowing under its revolving bank credit facility. In January 2000, CompX acquired another lock producer for an aggregate of $9.2 million cash consideration using primarily borrowings under its bank credit facility.

         CompX's capital expenditures during the past three years aggregated $38
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

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

Waste management - Waste Control Specialists

         Waste Control Specialists capital expenditures during the past three years aggregated $11 million. Such capital expenditures were funded primarily from Valhi's capital contributions as well as certain debt financing provided to Waste Control Specialists by Valhi.

Tremont Corporation and Titanium Metals Corporation

         Tremont. Tremont is primarily a holding company which, at December 31, 1999, owned approximately 39% of TIMET and 20% of NL. At December 31, 1999, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $55 million and $154 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through December 31, 1999, Tremont had borrowed $13 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Tremont expects to begin to repay such loan from Contran beginning in 2000 as the cash received from its dividends from NL, which increased its quarterly dividend rate to $.15 per share beginning in 2000, is expected to exceed its other cash requirements (including its dividends).

         In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1999, Tremont had acquired 1.2 million shares under such authorization. No such shares were acquired in 1999. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

         TIMET. At December 31, 1999, TIMET had net debt of approximately $96 million ($117 million of notes payable and long-term debt and $21 million of cash and equivalents). In February 2000, TIMET entered into a new $125 million U.S. revolving credit agreement which replaced its previous U.S. credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. The new facility limits additional indebtedness of TIMET, prohibits the payment of common stock dividend and contains other covenants customary in lending transactions of this type. In addition, in February 2000 TIMET also entered into a new U.K. credit facility denominated in Pound Sterling which replaced its prior U.K. credit facility. At closing, TIMET had about $95 million of borrowing availability under these new facilities. TIMET believes these two new credit facilities will provide TIMET with the liquidity necessary for its current market and operating conditions.

         At December 31, 1999, TIMET had $201.2 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more periods of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. TIMET's new U.S. credit facility prohibits the payment of dividends on TIMET's common stock, and the facility also prohibits the payment of dividends on the convertible preferred securities under certain conditions. TIMET's board of directors will continue to evaluate the payment of dividends on the convertible preferred securities on a quarter-by-quarter basis based upon, among other things, TIMET's actual and forecasted results of operations, financial condition, cash requirements for its businesses, contractual requirements and other factors deemed relevant.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued but have not been paid due to limitations imposed by SMC's bank credit agreement. As a result, at December 31, 1999 TIMET has classified its accrued dividends on the SMC preferred securities as a non-current asset. TIMET understands that SMC has sued Inco Limited alleging that it made various misrepresentations to SMC in connection with the acquisition. TIMET is evaluating the position it will take with respect to SMC's claims. TIMET currently believes it will realize the carrying value of its investment in the SMC Preferred Stock.

         TIMET's capital expenditures during 2000 are currently expected to be below $15 million, which is less than expected depreciation and amortization expense of approximately $44 million.

         TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium and related industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Other

         Condensed cash flow data related to discontinued operations (Medite and Sybra) for 1997 is presented in Note 19 to the Consolidated Financial Statements. In 1999, the Company received $2 million of additional consideration related to the 1997 disposal of the Company's former fast food operations. No such additional consideration is expected to be received in the future related to the fast food operations.

General corporate - Valhi

         Valhi's operations are conducted primarily through its subsidiaries (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL, which paid dividends in the first three quarters of 1996, suspended its dividend in the fourth quarter of 1996. Suspension of NL's dividend did not materially adversely impact Valhi's financial position or liquidity. Starting in the second quarter of 1998, NL resumed regular quarterly dividends at a rate of $.03 per NL share. NL increased its quarterly dividend to $.035 per share in the first quarter of 1999 and further increased the dividend in the first quarter of 2000 to $.15 per quarter. At the current $.15 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at December 31, 1999, Valhi would receive aggregate annual dividends from NL of approximately $18.1 million. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the 3.2 million Tremont shares owned by Valhi at December 31, 1999, Valhi would receive aggregate annual dividends from Tremont of approximately $.9 million. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and Valcor, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At December 31, 1999, Valhi had $3 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $21 million of outstanding borrowings under its revolving bank credit agreement and had $2 million of short-term borrowings owed to Contran. In addition, Valhi had $28 million of borrowing availability under its bank credit facility.

         Valhi's LYONs do not require current cash debt service. At December 31, 1999, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at December 31, 1999, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $27 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At December 31, 1999, the LYONs had an accreted value equivalent to approximately $34.20 per Halliburton share, and the market price of the Halliburton common stock was $40.25 per share.

         Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations to Snake River Sugar Company, including a net $11.5 million pre-closing dividend received from Amalgamated. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Notes 5 and 7 to the Consolidated Financial Statements.

         Based on The Amalgamated Sugar Company LLC's current projections, Valhi currently expects that distributions received from the LLC in 2000, which are dependent in part upon the future operations of the LLC, will approximate its debt service requirements under its $250 million loans from Snake River. Certain covenants contained in Snake River Sugar Company's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River was limited in the amount of principal and interest payments it could make on the $80 million loan in 1998 and 1999 to the $3 million of accrued and unpaid interest owed as of December 31, 1997 (paid in 1998) and $7.2 million of accrued and unpaid interest from 1998 (paid in 1999). Additional collections of a portion of accrued and unpaid interest are currently expected to be received in 2000. The Company believes both such accrued and unpaid interest as well as the $80 million principal amount outstanding at December 31, 1999, will ultimately be collected.

         The Company has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. Through December 31, 1999, the Company's cumulative distributions from the LLC had not fallen below such specified levels. The current estimate of distributions to be received from the LLC in 2000 would result in cumulative distributions still above the specified levels. However, distributions from the LLC are dependent in part upon the future operations of the LLC. Currently, the refined sugar industry is experiencing downward pressure on selling prices due to, among other things, relative demand/supply relationships. There can be no assurance that distributions actually received from the LLC in 2000 or beyond will be sufficient to maintain cumulative distributions above the specified levels. If cumulative distributions were to fall below the specified levels, and if the Company exercised its right to temporarily take control of the LLC, the Company would be required to escrow funds in amounts up to the next three years of debt service on Snake River's third-party term loan ($46 million at December 31, 1999) unless the Company and Snake River's third-party lender otherwise mutually agree. See Note 5 to the Consolidated Financial Statements.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 1998 and 1999. See Notes 1 and 14 to the Consolidated Financial Statements.

         Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

         At December 31, 1999, the Company's aggregate indebtedness was split between 85% of fixed-rate instruments and 15% of variable rate borrowings (1998
- 80% fixed-rate and 20% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates, by contractual maturity dates, for the Company's aggregate outstanding indebtedness at December 31, 1999. At December 31, 1999, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and the outstanding variable rate borrowings were denominated in U.S. dollars or the euro. Information shown below for such euro-denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 1999 using an exchange rate of .99 euro per U.S. dollar. All of such euro-denominated indebtedness relates to NL.

                                                                                                 Fair
                                                      Contractual maturity date                  value
                                -----------------------------------------------------------
                                2000     2001     2002     2003     2004  Thereafter   Total    12/31/99
                                ----     ----     ----     ----     ----  ----------   -----    --------
                                                  (In $ millions, except interest rates)

Fixed rate debt
 (U.S. dollar-denominated):
  Principal amount ........   $   1.8  $   .9  $  91.8  $  246.4  $   4.3  $  250.0  $  595.2  $  619.1
  Weighted-average
   interest rate ..........       8.2%    7.0%     9.3%     11.7%    12.3%      9.4%     10.4%

Variable rate debt
 (U.S. dollar-denominated):
  Principal amount ........   $  21.0  $--     $--      $   20.0  $--      $ --      $   41.0  $   41.0
  Weighted-average
   interest rate ..........       7.7%                       6.2%                         7.0%

Variable rate debt
 (euro-denominated):
  Principal amount ........   $  57.1  $--     $--      $ --      $--      $ --      $   57.1  $   57.1
  Weighted-average
   interest rate ..........       3.6%                                                    3.6%

Variable rate debt
 (Total):
  Principal amount ........   $  78.1  $--     $--      $   20.0  $--      $ --      $   98.1  $   98.1
  Weighted-average
   interest rate ..........       4.7%                       6.2%                         5.1%


         At December 31, 1998 fixed rate indebtedness aggregated $580.5 million (fair value - $592.1 million) with a weighted-average interest rate of 10.4%;
variable rate indebtedness at such date aggregated $150.0 million, which approximates fair value, with a weighted-average interest rate of 5.6%. All of such fixed rate indebtedness was denominated in U.S. dollars, and all of such variable rate indebtedness was denominated in Deutsche Marks and related to NL.

         The Company has an $80 million loan to Snake River Sugar Company at December 31, 1998 and 1999. Such loan bears interest at a fixed interest rate of 12.99% at December 31, 1999 (1998 - 10.99%), and the estimated fair value of such loan aggregated $88.8 million and $80.4 million at December 31, 1998 and 1999, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $4 million at December 31, 1999 (1998 - $5 million).

         Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the German Deutsche Mark, Canadian Dollar, Belgian Franc, Norwegian Krone, the United Kingdom Pound Sterling and the euro.

         As described above, at December 31, 1999, NL had the equivalent of $58 million of outstanding euro-denominated indebtedness (1998 - $150 million outstanding denominated in Deutsche Marks). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $6 million (1998 - $15 million).

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables, at December 31, 1999 CompX had entered into a series of short-term forward exchange contracts maturing through March 2000 to exchange an aggregate of $6 million for an equivalent amount of Canadian dollars at exchange rates of approximately Cdn$ 1.49 per U.S. dollar. No such contracts were outstanding at December 31, 1998.

         Solely in connection with CompX's January 1999 acquisition of a precision ball bearing slide producer, on December 30, 1998 CompX entered into a short-term currency forward contract to purchase NLG 75 million for $40.1 million, which contract was executed on January 19, 1999. No such contracts were outstanding at December 31, 1999.

         Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 1998 and 1999 was $265.6 million and $282.5 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $26.6 million at December 31, 1998 and $28.3 million at December 31, 1999.

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

         The above discussion and estimated sensitivity analysis amounts include forward-looking statements of market risk which assume hypothetical changes in market prices. Actual future market conditions will likely differ materially from such assumptions. Accordingly, such forward-looking statements should not be considered to be projections by the Company of future events, gains or losses.

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

 (b)                       Reports on Form 8-K

                           Reports on Form 8-K filed for the quarter ended December 31, 1999.

                           October 28, 1999 - Reported Items 5 and 7. October 29, 1999 - Reported Items 5 and 7.

 (c)                       Exhibits

                           Included  as  exhibits  are the  items  listed in the
                           Exhibit Index. Valhi will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets as of December 31, 1999 will be furnished to the Commission upon request.

Item No.                               Exhibit Item

3.1 Restated Articles of Incorporation of the Registrant - incorporated by reference to Appendix A to the definitive Prospectus/Joint Proxy Statement of The Amalgamated Sugar Company and LLC Corporation (File No. 1-5467) dated February 10, 1987.

3.2      By-Laws of the  Registrant  as amended -  incorporated  by reference to
         Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1992.

4.1 Indenture dated October 20, 1993 governing NL's 11 3/4% Senior Secured Notes due 2003, including form of note, - incorporated by reference to
         Exhibit 4.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

9.1 Shareholders' Agreement dated February 15, 1996 among TIMET, Tremont, IMI plc, IMI Kynoch Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 2.2 to Tremont's Current Report on Form 8-K (File No. 1-10126) dated March 1, 1996.

9.2 Amendment to the Shareholders' Agreement dated March 29, 1996 among TIMET, Tremont, IMI plc, IMI Kynosh Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 10.30 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.1 Form of Intercorporate Services Agreement between the Registrant and Contran Corporation - incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1992.

10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 1999 - incorporated by reference to Exhibit
         10.2 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 1999.

10.3 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 1999 - incorporated by reference to
         Exhibit 10.7 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 1999.

10.4 Advance Agreement between Contran Corporation and Tremont dated October 5, 1998 - incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 1999.

10.5 Stock Purchase Agreement dated June 19, 1998 by and between Contran Corporation, Valhi Group, Inc. and National City Lines, Inc., as the Sellers, and the Registrant, as the Purchaser - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-5467) dated June 19, 1998.

Item No.                               Exhibit Item

10.6* Valhi, Inc. 1987 Stock Option - Stock Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1994.

10.7* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.8* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

10.9* Form of Deferred Compensation Agreement between the Registrant and certain executive officers - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1999.

10.10    Formation Agreement dated January 3, 1997 (to be effective December 31,
         1996) between Snake River Sugar Company and The Amalgamated Sugar Company of The Amalgamated Sugar Company LLC - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.11 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to
         Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.12 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.13 Second Amendment to the Company Agreement of the Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to
         Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.14 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

Item No.                               Exhibit Item

10.15 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.16 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.17 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.18 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.19 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.20 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.21 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.22 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 199 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                               Exhibit Item


10.23 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit
         10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.24 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.25 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.26 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.27 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.28 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
         Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.29 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.30 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.
         - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

Item No.                               Exhibit Item


10.31 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.32 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.33 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.34 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit
         10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.35 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England - incorporated by reference to Exhibit 10.23 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.36 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.37 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.38 Sponge Purchase Agreement, dated May 30, 1990, between TIMET and Union Titanium Sponge Corporation and Amendments No. 1 and 2 - incorporated by reference to Exhibit 10.25 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1991.

Item No.                               Exhibit Item

10.39 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between TIMET and Union Titanium Sponge Corporation - incorporated by reference to Exhibit 10.33 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1993.

10.40 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between TIMET and Union Titanium Sponge Corporation - incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 1996.

10.41 Investment Agreement dated July 9, 1998, between TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.42 Amendment to Investment Agreement, dated October 28, 1998, among TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.4 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.43 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.5 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.44 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock - incorporated by reference to Exhibit 4.5 to Special Metals Corporation's Current Report on Form 8-K (File No. 000-22029) dated October 28, 1998.

10.45 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.46 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, TRE Insurance, Ltd., and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.47 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit
         10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

Item No.                               Exhibit Item

21.1     Subsidiaries of the Registrant.

23.1     Consent of PricewaterhouseCoopers LLP

27.1     Financial Data Schedule for the year ended December 31, 1999.

99.1 Complaint and Jury Demand filed by TIMET against The Boeing Company in District Court, City and County of Denver, State of Colorado, on March 21,2000, Case No. 00CV1402, including Exhibit A, Purchase and Sale Agreement (for titanium products) dated as of November 5, 1997 by and between The Boeing Company, acting through its division, Boeing Commercial Airplane Group, and TIMET - incorporated by reference to
         Exhibit 99.2 to TIMET's Current Report on Form 8-K (File No. 0-28538) dated March 22, 2000.

* Management contract, compensatory plan or agreement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VALHI, INC.
                                       (Registrant)


                                       By: /s/ Steven L. Watson
                                       ----------------------------------
                                       Steven L. Watson, March 24, 2000
                                       (President)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                        /s/ Steven L. Watson
---------------------------------------     ------------------------------------
Harold C. Simmons, March 24, 2000           Steven L. Watson, March 24, 2000
(Chairman of the Board and                           President and Director
 Chief Executive Officer)



/s/ Norman S. Edelcup                         /s/ Glenn R. Simmons
---------------------------------------     ------------------------------------
Norman S. Edelcup, March 24, 2000           Glenn R. Simmons, March 24, 2000
(Director)                                  (Vice Chairman of the Board)



/s/ Edward J. Hardin                         /s/ Bobby D. O'Brien
--------------------------------------      -----------------------------------
Edward J. Hardin, March 24, 2000            Bobby D. O'Brien, March 24, 2000
(Director)                                  (Vice President and Treasurer,
                                            Principal Financial Officer)



/s/ Kenneth R. Ferris                       /s/ Gregory M. Swalwell
--------------------------------------      ------------------------------------
Kenneth R. Ferris, March 24, 2000           Gregory M. Swalwell, March 24, 2000
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. March 24, 2000
(Director)


                          Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                   Page

  Report of Independent Accountants                                    F-2

  Consolidated Balance Sheets - December 31, 1998 and 1999             F-3

  Consolidated Statements of Income -
   Years ended December 31, 1997, 1998 and 1999                        F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1997, 1998 and 1999                        F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1997, 1998 and 1999                        F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1997, 1998 and 1999                        F-9

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

        In our opinion, the accompanying consolidated balance sheets of Valhi, Inc. and Subsidiaries, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, present fairly, in all material respects, the consolidated financial position of Valhi, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1.




                                                  PricewaterhouseCoopers LLP

Dallas, Texas
March 16, 2000

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                      (In thousands, except per share data)

              ASSETS
                                                           1998            1999
                                                           ----            ----

Current assets:
  Cash and cash equivalents ......................     $  224,572     $  174,982
  Accounts and other receivables .................        167,660        202,200
  Refundable income taxes ........................         16,443          5,146
  Receivable from affiliates .....................         11,890         14,606
  Inventories ....................................        246,338        219,618
  Prepaid expenses ...............................          3,723          7,221
  Deferred income taxes ..........................          4,836         14,330
                                                       ----------     ----------

      Total current assets .......................        675,462        638,103
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................        265,567        266,362
  Investment in and advances to affiliates .......        370,654        256,982
  Loans and notes receivable .....................         82,290         83,268
  Mining properties ..............................         15,581         20,120
  Prepaid pension costs ..........................         24,190         23,271
  Goodwill .......................................        259,336        356,523
  Deferred income taxes ..........................           --            2,672
  Other assets ...................................         21,737         22,467
                                                       ----------     ----------

      Total other assets .........................      1,039,355      1,031,665
                                                       ----------     ----------

Property and equipment:
  Land ...........................................         16,364         25,952
  Buildings ......................................        150,879        167,100
  Equipment ......................................        511,042        544,278
  Construction in progress .......................          7,918         13,843
                                                       ----------     ----------
                                                          686,203        751,173
  Less accumulated depreciation ..................        158,867        185,772
                                                       ----------     ----------

      Net property and equipment .................        527,336        565,401
                                                       ----------     ----------

                                                       $2,242,153     $2,235,169
                                                       ==========     ==========

           See accompanying notes to consolidated financial statements

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 1998 and 1999

                      (In thousands, except per share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            1998            1999
                                                            ----            ----

Current liabilities:
  Notes payable ....................................   $    36,391    $    57,076
  Current maturities of long-term debt .............        65,448         27,846
  Accounts payable .................................        67,592         70,971
  Accrued liabilities ..............................       148,838        163,556
  Payable to affiliates ............................        20,137         25,266
  Income taxes .....................................        12,943          7,203
  Deferred income taxes ............................         1,237            326
                                                       -----------    -----------

      Total current liabilities ....................       352,586        352,244
                                                       -----------    -----------

Noncurrent liabilities:
  Long-term debt ...................................       630,554        609,339
  Accrued OPEB costs ...............................        41,981         58,756
  Accrued pension costs ............................        44,929         39,612
  Accrued environmental costs ......................        83,922         73,062
  Deferred income taxes ............................       353,717        266,752
  Other ............................................        44,220         45,164
                                                       -----------    -----------

      Total noncurrent liabilities .................     1,199,323      1,092,685
                                                       -----------    -----------

Minority interest ..................................       111,722        200,826
                                                       -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued .........................          --             --
  Common stock, $.01 par value; 150,000 shares
   authorized; 125,521 and 125,611 shares issued ...         1,255          1,256
  Additional paid-in capital .......................        42,789         43,444
  Retained earnings ................................       512,468        538,744
  Accumulated other comprehensive income:
    Marketable securities ..........................       122,826        127,837
    Currency translation ...........................       (22,712)       (40,833)
    Pension liabilities ............................        (2,845)        (5,775)
  Treasury stock, at cost - 10,545 and 10,545 shares       (75,259)       (75,259)
                                                       -----------    -----------

      Total stockholders' equity ...................       578,522        589,414
                                                       -----------    -----------

                                                       $ 2,242,153    $ 2,235,169
                                                       ===========    ===========


Commitments and contingencies (Notes 5, 7, 15 and 18)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1997, 1998 and 1999

                      (In thousands, except per share data)


                                                      1997           1998            1999
                                                      ----           ----            ----

Revenues and other income:
  Net sales ...................................   $ 1,093,091    $ 1,059,447    $ 1,145,222
  Gain on:
    Disposal of business unit .................          --          330,217           --
    Reduction in interest in CompX ............          --           67,902           --
  Other, net ..................................       124,825         80,739         68,456
                                                  -----------    -----------    -----------

                                                    1,217,916      1,538,305      1,213,678
                                                  -----------    -----------    -----------

Cost and expenses:
  Cost of sales ...............................       804,438        736,656        840,326
  Selling, general and administrative .........       227,108        212,122        189,036
  Interest ....................................       118,895         91,188         72,039
                                                  -----------    -----------    -----------

                                                    1,150,441      1,039,966      1,101,401
                                                  -----------    -----------    -----------

                                                       67,475        498,339        112,277
Equity in earnings (prior to consolidation) of:
  Tremont Corporation .........................          --            7,385        (48,652)
  Waste Control Specialists ...................       (12,700)       (15,518)        (8,496)
                                                  -----------    -----------    -----------

    Income before taxes .......................        54,775        490,206         55,129

Provision for income taxes (benefit) ..........        27,631        192,212        (71,285)

Minority interest in after-tax earnings .......            43         72,177         78,992
                                                  -----------    -----------    -----------

    Income from continuing operations .........        27,101        225,817         47,422

Discontinued operations .......................        33,550           --            2,000

Extraordinary item ............................        (4,291)        (6,195)          --
                                                  -----------    -----------    -----------

    Net income ................................   $    56,360    $   219,622    $    49,422
                                                  ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  Years ended December 31, 1997, 1998 and 1999

                      (In thousands, except per share data)


                                                          1997           1998            1999
                                                          ----           ----            ----

Basic earnings per share:
  Continuing operations ............................   $       .24    $      1.96    $       .41
  Discontinued operations ..........................           .29           --              .02
  Extraordinary item ...............................          (.04)          (.05)          --
                                                       -----------    -----------    -----------

  Net income .......................................   $       .49    $      1.91    $       .43
                                                       ===========    ===========    ===========

Diluted earnings per share:
  Continuing operations ............................   $       .24    $      1.94    $       .41
  Discontinued operations ..........................           .29           --              .02
  Extraordinary item ...............................          (.04)          (.05)          --
                                                       -----------    -----------    -----------

  Net income .......................................   $       .49    $      1.89    $       .43
                                                       ===========    ===========    ===========


Cash dividends per share ...........................   $       .20    $       .20    $       .20
                                                       ===========    ===========    ===========


Shares used in the calculation of per share amounts:
  Basic earnings per share .........................       115,031        115,002        115,030
  Dilutive impact of stock options .................           850          1,124          1,164
                                                       -----------    -----------    -----------

  Diluted earnings per share .......................       115,881        116,126        116,194
                                                       ===========    ===========    ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)



                                                     1997        1998        1999
                                                     ----        ----        ----

Net income                                        $ 56,360     $219,622    $ 49,422
                                                  --------     --------    --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
  Unrealized net gains arising during
   the period ................................      94,424          299       5,503
  Less reclassification for net gains
   included in net income ....................     (31,798)      (5,204)       (492)
                                                 ---------    ---------    --------
                                                    62,626       (4,905)      5,011

Currency translation adjustment ..............     (18,230)       1,728     (18,121)

Pension liabilities adjustment ...............         627         (312)     (2,930)
                                                 ---------    ---------    --------

  Total other comprehensive income (loss), net      45,023       (3,489)    (16,040)
                                                 ---------    ---------    --------

    Comprehensive income .....................   $ 101,383    $ 216,133    $ 33,382
                                                 =========    =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)



                                                 Additional            Accumulated other comprehensive income              Total
                                          Common  paid-in    Retained    Marketable   Currency     Pension   Treasury  stockholders'
                                          stock   capital    earnings    securities  translation liabilities   stock        equity
                                         ------- ---------   --------   ------------  -----------  ------------- ------  ---  ------


Balance at December 31, 1996 ..........   $1,248   $35,258   $ 282,766    $  65,105    $ (6,210)   $(3,160)   $(71,088)   $ 303,919

Net income ............................     --        --        56,360         --          --         --          --         56,360
Cash dividends ........................     --        --       (23,149)        --          --         --          --        (23,149)
Other comprehensive income (loss), net      --        --          --         62,626     (18,230)       627        --         45,023
Other, net ............................        5     3,097        --           --          --         --          (321)       2,781
                                          ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 1997 ..........    1,253    38,355     315,977      127,731     (24,440)    (2,533)    (71,409)     384,934

Net income ............................     --        --       219,622         --          --         --          --        219,622
Cash dividends ........................     --        --       (23,131)        --          --         --          --        (23,131)
Other comprehensive income (loss), net      --        --          --         (4,905)      1,728       (312)       --         (3,489)
Common stock reacquired ...............     --        --          --           --          --         --        (3,692)      (3,692)
Other, net ............................        2     4,434        --           --          --         --          (158)       4,278
                                          ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 1998 ..........    1,255    42,789     512,468      122,826     (22,712)    (2,845)    (75,259)     578,522

Net income ............................     --        --        49,422         --          --         --          --         49,422
Cash dividends ........................     --        --       (23,146)        --          --         --          --        (23,146)
Other comprehensive income (loss), net      --        --          --          5,011     (18,121)    (2,930)       --        (16,040)
Other, net ............................        1       655        --           --          --         --          --            656
                                          ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 1999 ..........   $1,256   $43,444   $ 538,744    $ 127,837    $(40,833)   $(5,775)   $(75,259)   $ 589,414
                                          ======   =======   =========    =========    ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                1997         1998          1999
                                                ----         ----          ----

Cash flows from operating activities:
Net income ..............................   $  56,360    $ 219,622    $  49,422
Depreciation, depletion and amortization       62,283       58,976       64,654
Gain on:
  Disposal of business unit .............        --       (330,217)        --
  Reduction in interest in CompX ........        --        (67,902)        --
Securities transaction gains ............     (48,920)      (8,006)        (757)
Noncash interest expense ................      36,077       26,117        9,788
Change in accounting principle ..........      30,000         --           --
Deferred income taxes ...................     (18,761)     143,134      (92,840)
Minority interest .......................          43       72,177       78,992
Other, net ..............................     (13,047)     (14,356)      (7,825)
Equity in:
  Tremont Corporation ...................        --         (7,385)      48,652
  Waste Control Specialists .............      12,700       15,518        8,496
  Discontinued operations ...............     (33,550)        --         (2,000)
  Extraordinary item ....................       4,291        6,195         --
Distributions from:
  Manufacturing joint venture ...........        --           --         13,650
  Tremont Corporation ...................        --            431          655
                                            ---------    ---------    ---------

                                               87,476      114,304      170,887

Discontinued operations, net ............     (43,132)        --           --
Change in assets and liabilities:
  Accounts and other receivables ........     (24,206)     (10,463)     (34,616)
  Inventories ...........................      20,269      (51,914)      18,671
  Accounts payable and accrued
   liabilities ..........................      12,626       (1,622)       1,080
  Income taxes ..........................      17,762      (14,336)       5,150
  Accounts with affiliates ..............      26,496      (27,800)      (7,055)
  Other, net ............................      (4,269)       8,858      (15,812)
                                            ---------    ---------    ---------

      Net cash provided by
       operating activities .............      93,022       17,027      138,305
                                            ---------    ---------    ---------

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)


                                                1997         1998         1999
                                                ----         ----         ----

Cash flows from investing activities:
  Capital expenditures ..................   $ (36,725)   $ (35,541)   $ (55,869)
  Purchases of:
    Business units ......................        --        (41,646)     (64,975)
    NL common stock .....................     (14,222)     (13,890)      (7,210)
    Tremont common stock ................        --       (172,918)      (1,945)
    CompX common stock ..................        --         (5,670)        (816)
    Marketable securities ...............      (6,000)      (3,766)        --
  Investment in Waste Control Specialists
   (prior to consolidation) .............     (13,000)     (10,000)     (10,000)
  Proceeds from disposal of:
    Marketable securities ...............       6,875        6,875        6,588
    Business unit .......................        --        435,080         --
  Loans to affiliates:
    Loans ...............................     (67,625)    (126,250)      (6,000)
    Collections .........................      63,625      120,250        6,000
  Other loans and notes receivable:
    Loans ...............................    (200,600)        --           --
    Collections .........................     119,100         --           --
  Pre-close dividend from Amalgamated
   Sugar Company ........................      11,518         --           --
  Discontinued operations, net ..........      91,819         --          2,000
  Other, net ............................      11,448          973        1,854
                                            ---------    ---------    ---------

      Net cash provided (used) by
       investing activities .............     (33,787)     153,497     (130,373)
                                            ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ..........................     390,369      105,966      123,203
    Principal payments ..................    (333,101)    (496,445)    (157,310)
    Deferred financing costs ............      (4,643)        (200)        --
  Loans from affiliates:
    Loans ...............................        --         15,500       45,000
    Repayments ..........................      (7,244)      (6,000)     (52,218)
  Proceeds from issuance of CompX
   common stock .........................        --        110,378         --
  Valhi dividends paid ..................     (23,149)     (23,131)     (23,146)
  Valhi common stock reacquired .........        --         (3,692)        --
  Distributions to minority interest ....          (2)      (1,937)      (3,744)
  Discontinued operations, net ..........      22,380         --           --
  Other, net ............................       4,049        1,354          860
                                            ---------    ---------    ---------

    Net cash provided (used) by
     financing activities ...............      48,659     (298,207)     (67,355)
                                            ---------    ---------    ---------

Net increase (decrease) .................   $ 107,894    $(127,683)   $ (59,423)
                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                          1997         1998          1999
                                                          ----         ----          ----

Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities ......................................   $ 107,894    $(127,683)   $ (59,423)
  Currency translation .............................      (3,204)        (871)      (3,398)
  Business units acquired ..........................        --            387        4,785
  Consolidation of Waste Control
   Specialists and Tremont Corporation .............        --           --          8,446
  Business unit sold ...............................        --         (7,630)        --
                                                       ---------    ---------    ---------
                                                         104,690     (135,797)     (49,590)

  Balance at beginning of year .....................     255,679      360,369      224,572
                                                       ---------    ---------    ---------

  Balance at end of year ...........................   $ 360,369    $ 224,572    $ 174,982
                                                       =========    =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized .............   $  87,115    $  62,616    $  62,208
  Income taxes .....................................      51,264       85,471       16,296

  Business units acquired - net assets consolidated:
    Cash and cash equivalents ......................   $    --      $     387    $   4,785
    Goodwill and other intangible assets ...........        --         26,202       22,700
    Other non-cash assets ..........................        --         21,653       54,966
    Liabilities ....................................        --         (6,596)     (17,476)
                                                       ---------    ---------    ---------

    Cash paid ......................................   $    --      $  41,646    $  64,975
                                                       =========    =========    =========

  Waste Control Specialists and Tremont Corporation
   - net assets consolidated:
    Cash and cash equivalents ......................   $    --      $    --      $   8,446
    Investment in
      Titanium Metals Corporation ..................        --           --         85,772
      NL Industries* ...............................        --           --        159,799
      Other joint ventures .........................        --           --         13,658
    Property and equipment .........................        --           --         23,716
    Other non-cash assets ..........................        --           --         17,933
    Liabilities ....................................        --           --        (83,784)
    Minority interest ..............................        --           --        (85,610)
                                                       ---------    ---------    ---------

    Net investment at respective dates of
     consolidation .................................   $    --      $    --      $ 139,930
                                                       =========    =========    =========

*Eliminated in consolidation.

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

         Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"), except as described below. All material intercompany accounts and balances have been eliminated. Prior to June 30 1999, the Company did not consolidate its majority-owned subsidiary Waste Control Specialists because the Company was not deemed to control Waste Control Specialists. See Note 3. The results of the Company's former building products and fast food operations are presented as discontinued operations. See Note 19.

        Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

        Net sales. Sales are recorded when products are shipped or when services are performed.

        Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventory costs are generally based on average cost or the first-in, first-out method.

        Cash and cash equivalents. Cash equivalents, including restricted cash balances, include bank time deposits and government and commercial notes and bills with original maturities of three months or less. Restricted cash of $22 million at December 31, 1999 represents amounts restricted pursuant to outstanding  letters  of  credit  (1998 - $12  million  restricted  pursuant  to outstanding letters of credit or cash pledged to collateralize certain environmental remediation performance obligations).

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

        Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies, and the Company's investment in Waste Control Specialists prior to June 30 1999, are accounted for by the equity method. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $74 million credit at December 31, 1999, relate principally to Titanium Metals Corporation ("TIMET") and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

         Goodwill, other intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 25.5 years at December 31, 1999) and is stated net of accumulated amortization of $45.0 million at December 31, 1999 (1998 - $33.2 million). At December 31, 1999, approximately 87% of the aggregate amount of unamortized goodwill represents enterprise level goodwill generated from the Company's various step acquisitions of its interest in NL Industries during 1986 through 1999, and substantially all of the remainder represents goodwill generated from CompX International's acquisitions of certain businesses during 1998 and 1999. At December 31, 1999, the quoted market prices for NL common stock ($15.06 per share) and CompX common stock ($18.38 per share) were in excess of the Company's aggregate net investment in NL ($14.76 per share) and CompX ($9.57 per share) at that date.

         Other intangible assets are amortized by the straight-line method over the periods expected to be benefited (up to 20 years) and are stated net of accumulated amortization of $11.4 million at December 31, 1999 (1998 - $10.6 million).

         When events or changes in circumstances indicate that goodwill or other intangible assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or circumstances include, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly-traded is greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors are considered in determining whether impairment exists. If an impairment is determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, are written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.

        Generally, enterprise level goodwill is not considered to be disposed unless the company to which it relates is disposed in total. However, if a large business unit or other separable group of assets of such company is sold, an allocated portion of the unamortized balance of goodwill will be included in the cost of the assets sold. In this regard, the Company included an allocated portion of the enterprise level goodwill related to its investment in NL as part of the cost of the assets sold in conjunction with NL's 1998 sale of its specialty chemicals business unit. See Note 3.

        Property and equipment, mining properties, depreciation and depletion. Property and equipment are stated at cost. Mining properties are stated at cost less accumulated depletion. Depreciation for financial reporting purposes is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Depletion for financial reporting purposes is computed by the unit-of-production and straight-line methods. Accelerated depreciation and depletion methods are used for income tax purposes, as permitted. Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently. Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments and comprising continuing operations were $2 million in 1997, $1 million in 1998 and nil in 1999.

        When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. If the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination may also be considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines.

        Long-term debt. Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which interest is not paid and deferred financing costs are amortized over the term of the applicable issue, both by the interest method. Capital lease obligations are stated net of imputed interest.

         Interest rate swaps and contracts. The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Any cost associated with a swap or contract designated as a hedge of an asset or liability is deferred and amortized over the term of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company was not a party to any such contract at December 31, 1998 or 1999.

         Currency forward contracts. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. At December 31, 1999, the Company held contracts designated as a hedge against such receivables to exchange an aggregate of U.S. $6 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.49. Such contracts mature through March 2000. The Company was not a party to any such contract at December 31, 1998.

         The Company also will periodically use currency forward contracts to hedge specific foreign currency commitments. Gains and losses on such contracts are deferred and included in the basis of the hedged transaction when it is consummated. In connection with CompX's acquisition of a slide producer in January 1999 (see Note 3), on December 30, 1998 CompX entered into a short-term currency forward contract to purchase NLG 75 million for $40.1 million, which contract was executed on January 19, 1999. The Company was not a party to any such contract at December 31, 1999.

        Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. NL, Tremont and CompX (beginning in March 1998) are separate U.S. taxpayers and are not members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for income tax purposes.

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

         Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 707,000 in 1997, 173,000 in 1998 and 313,000 in 1999.

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

         Environmental costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 1998 and 1999, no assets for recoveries have been recognized. The Company adopted the recognition requirements of Statement of Position ("SOP") No. 96-1, Environmental Remediation Liabilities, in 1997. The new rule, among other things, expanded the type of costs that must be considered in determining environmental remediation accruals. As a result of adopting the new SOP, in 1997 the Company recognized a noncash pre-tax charge of $30 million ($19.5 million, or $.17 per share, net-of-tax) in 1997 related to environmental matters at NL.

         Closure and post closure costs. The Company provides for estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace is consumed ($506,000 accrued at December 31, 1999). Such costs are estimated based on the technical requirements of applicable state or federal regulations, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates are based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates are sometimes a range of possible outcomes, in which case the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for at least the minimum amount within the range. Estimates of the ultimate cost of remediation require a number of assumptions, are inherently difficult and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted as necessary. Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 3% per annum until expected time of payment. The Company's site has an estimated remaining life of over 100 years based upon current site plans and annual volumes of waste. During this remaining site life, the Company estimates it will provide for an additional $23 million of closure and post-closure costs, including inflation. Anticipated payments of environmental liabilities at December 31, 1999 are not expected to begin until 2004 at the earliest.

         Extraordinary item. The extraordinary losses in 1997 and 1998, stated net of allocable income tax benefit and minority interest, relate to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of Valcor's Senior Notes in 1997 and certain NL Industries indebtedness in 1998. See Note 10.

        Other. Advertising costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, aggregated $2.4 million in 1997, $1.4 million in 1998 and $2.0 million in 1999. Research and development costs related to the Company's consolidated business segments and charged to continuing operations, expensed as incurred, were $10 million in 1997 and $8 million in each of 1998 and 1999.

         New accounting principle not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts.

Note 2 -       Business and geographic segments:

                                                                 % owned at
 Business segment                 Entity                     December 31, 1999

  Chemicals             NL Industries, Inc.                         58.8%*
  Component products    CompX International Inc.                    64.2%
  Waste management      Waste Control Specialists                   68.8%
  Titanium metals       Tremont Corporation                         50.2%*

* Tremont is a holding company which owns an additional 19.9% of NL and 39.1% of Titanium Metals Corporation. See Note 3.

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

         The Company's reportable operating segments are comprised of the chemicals business conducted by NL, the component products business conducted by CompX and, beginning in July 1999, the waste management business conducted by Waste Control Specialists. NL manufactures and sells titanium dioxide pigments ("TiO2") internationally through its subsidiary Kronos, Inc. Prior to January 1998, NL also manufactured and sold specialty chemicals through its subsidiary Rheox, Inc. See Note 3. CompX produces and sells component products (ergonomic computer support systems, precision ball bearing slides and security products), primarily in North America and Europe. Waste Control Specialists operates a facility in West Texas for the processing, treatment, storage and disposal of hazardous and toxic wastes, and for the treatment and storage of certain low-level and mixed radioactive wastes.

         The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units) and certain general corporate income and expense items (including securities transactions gains and losses, and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Interest income included in the calculation of segment operating income is not material in 1997, 1998 or 1999. Capital expenditures include additions to property and equipment and mining properties but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 3. There are no intersegment sales or any other significant intersegment transactions.

         Segment assets are comprised of all assets attributable to each reportable operating segment. The Company's investment in the TiO2 manufacturing joint venture (see Note 8) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash, cash equivalents, marketable securities and loans to third parties. At December 31, 1999, approximately 15% and 3% of corporate assets were held by NL and Tremont, respectively (1998 - 26% and 5%, respectively, held by NL and CompX). For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment and mining properties are attributed to their physical location. At December 31, 1999, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $670 million.

                                                   Years ended December 31,
                                                  1997        1998        1999
                                                  ----        ----        ----
                                                         (In millions)
Net sales:
  Chemicals ................................   $  984.4    $  907.3    $  908.4
  Component products .......................      108.7       152.1       225.9
  Waste management (after consolidation) ...       --          --          10.9
                                               --------    --------    --------

    Total net sales ........................   $1,093.1    $1,059.4    $1,145.2
                                               ========    ========    ========

Operating income:
  Chemicals ................................   $  106.7    $  154.6    $  126.2
  Component products .......................       28.3        31.9        40.2
  Waste management (after consolidation) ...       --          --          (1.8)
                                               --------    --------    --------

    Total operating income .................      135.0       186.5       164.6

Gain on:
  Disposal of business unit ................       --         330.2        --
  Reduction in interest in CompX ...........       --          67.9        --
General corporate items:
  Securities transactions ..................       48.9         8.0          .8
  Interest and dividend income .............       60.2        54.9        43.0
  General expenses, net ....................      (57.8)      (58.0)      (24.1)
Interest expense ...........................     (118.9)      (91.2)      (72.0)
                                               --------    --------    --------
                                                   67.4       498.3       112.3
Equity in (prior to consolidation):
  Tremont Corporation ......................       --           7.4       (48.7)
  Waste Control Specialists ................      (12.7)      (15.5)       (8.5)
                                               --------    --------    --------

    Income from continuing
     operations before income taxes ........   $   54.7    $  490.2    $   55.1
                                               ========    ========    ========


Net sales - point of origin:
  United States ............................   $  388.3    $  353.6    $  399.5
  Germany ..................................      465.6       453.3       459.4
  Belgium ..................................      122.8       159.6       138.7
  Norway ...................................       96.4        91.1        88.3
  Netherlands ..............................       --          --          36.8
  Other Europe .............................      141.6       103.2        92.8
  Canada ...................................      225.8       251.2       259.7
  Other ....................................       --          --            .7
  Eliminations .............................     (347.4)     (352.6)     (330.7)
                                               --------    --------    --------

                                               $1,093.1    $1,059.4    $1,145.2
                                               ========    ========    ========

Net sales - point of destination:
  United States ............................   $  359.0    $  356.4    $  412.7
  Europe ...................................      496.0       501.7       520.1
  Canada ...................................       99.3       107.7       104.4
  Asia .....................................       61.3        23.9        45.0
  Other ....................................       77.5        69.7        63.0
                                               --------    --------    --------

                                               $1,093.1    $1,059.4    $1,145.2
                                               ========    ========    ========

                                                       Years ended December 31,
                                                     1997        1998       1999
                                                     ----        ----       ----
                                                             (In millions)
Depreciation, depletion and amortization:
  Chemicals ...................................      $58.9      $53.8      $52.5
  Component products ..........................        2.8        4.6        9.6
  Waste management (after consolidation) ......       --         --          1.5
  Corporate ...................................         .6         .6        1.1
                                                     -----      -----      -----

                                                     $62.3      $59.0      $64.7
                                                     =====      =====      =====

Capital expenditures:
  Chemicals ...................................      $30.5      $22.3      $32.7
  Component products ..........................        5.5       12.9       19.7
  Waste management (after consolidation) ......       --         --           .3
  Corporate ...................................         .7         .3        3.2
                                                     -----      -----      -----

                                                     $36.7      $35.5      $55.9
                                                     =====      =====      =====



                                                         December 31,
                                                1997         1998          1999
                                                ----         ----          ----
                                                        (In millions)
Total assets:
  Operating segments:
    Chemicals ...........................     $1,447.0     $1,349.2     $1,413.8
    Component products ..................         63.8        124.7        205.4
    Waste management ....................         --           --           33.9
  Investment in and advances to:
    Titanium Metals Corporation .........         --           --           85.8
    Other joint ventures ................         --           --           13.7
    Prior to consolidation:
      Tremont Corporation ...............         --          179.5         --
      Waste Control Specialists .........         19.5         20.0         --
  Corporate and eliminations ............        647.8        568.8        482.6
                                              --------     --------     --------

                                              $2,178.1     $2,242.2     $2,235.2
                                              ========     ========     ========

Net property and equipment
 and mining properties:
  United States .........................     $   47.8     $   27.8     $   67.3
  Germany ...............................        301.8        306.6        278.5
  Belgium ...............................         59.1         59.9         57.5
  Norway ................................         68.4         63.0         64.1
  Netherlands ...........................         --           --           17.6
  Other Europe ..........................          8.8          1.4          1.3
  Canada ................................         86.1         84.2         94.3
  Other .................................         --           --            4.9
                                              --------     --------     --------

                                              $  572.0     $  542.9     $  585.5
                                              ========     ========     ========

Note 3 -  Business combinations and disposals:

         NL Industries, Inc. (NYSE: NL). At the beginning of 1997, Valhi held 56% of NL's outstanding common stock. During 1997, 1998 and 1999, Valhi purchased additional NL shares, and NL purchased shares of its own common stock, in market and private transactions for an aggregate of $35.3 million, and the Company's ownership of NL increased to 59% at December 31, 1999. See Note 17. The Company accounted for such increases in its interest in NL by the purchase method (step acquisition).

         In January 1998, NL sold its specialty chemicals business unit conducted by its subsidiary Rheox, Inc. for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See Note
11. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in 1998. The Company's results of operations in 1997 included net sales of $147.2 million and operating income of $43.0 million related to this business unit (1998 prior to the sale - $12.7 million and $2.7 million, respectively).

       CompX. Prior to March 1998, CompX was a wholly-owned subsidiary of Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its bank credit facility, of which $50 million was incurred in connection with the repayment of certain intercompany indebtedness owed by CompX to Valcor and $25 million which was incurred in connection with CompX's March 1998 acquisition of a lock producer discussed below. As a result of the public offering of shares of CompX common stock and CompX's award of certain shares of its common stock in connection with the offering, the Company's ownership interest in CompX was reduced to 62% from 100%. The Company reported a $67.9 million pre-tax gain on the Company's reduction in interest in CompX in 1998. Deferred income taxes were provided on this gain on reduction in interest in CompX.

       Subsequently in 1998 and during 1999, Valhi purchased shares of CompX common stock in market transactions for an aggregate of $6.5 million, thereby increasing the Company's ownership interest of CompX from 62% to 64% at December 31, 1999. The Company accounted for such increases in its interest in CompX by the purchase method (step acquisition).

         In 1998, CompX acquired two lock producers for an aggregate of $41.6 million cash consideration. In 1999, CompX acquired two slide producers for an aggregate of $65 million cash consideration. Such acquisitions were accounted for by the purchase method. In January 2000, CompX acquired another lock producer for an aggregate of $9 million cash consideration.

         Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. See Note 8. Valhi contributed $25 million to Waste Control Specialists at various dates through early 1997 (including $3 million in 1997) for its 50% interest. Valhi contributed an additional $10 million to Waste Control Specialists' equity in each of 1997, 1998 and 1999, thereby increasing its membership interest from 50% to 69% at December 31, 1999. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company. Valhi also holds an option to make an additional $20 million equity contribution which, if exercised, would increase its membership interest in Waste Control Specialists to 90%.

         In 1995, the other owner of Waste Control Specialists, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. KNB Holdings is controlled by an individual who had been granted the duties of chief executive officer of Waste Control Specialists under an employment agreement previously-effective through at least 2001. Such individual had the ability to establish management policies and procedures, and had the authority to make routine operating decisions, for Waste Control Specialists. Prior to June 1999, the rights granted to the owner of the remaining membership interest under the employment agreement discussed above overcame the Company's presumption of control at the majority ownership interest level, and the Company accounted for its interest in Waste Control Specialists by the equity method. As of June 1999, that individual resigned as chief executive officer and a new chief executive officer unrelated to the other owner was appointed. Accordingly, the Company was then deemed to control Waste Control Specialists. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and commenced consolidating its results of operations and cash flows in the third quarter of 1999.

         Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment, after which earnings are generally split in accordance with ownership interests. The liabilities of the other owner assumed by Waste Control Specialists in 1995 exceeded the carrying value of the assets contributed. Accordingly, all of Waste Control Specialists' net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. See Note 12.

         Tremont. In June 1998, Valhi purchased 2.9 million shares of Tremont Corporation common stock from Contran and certain of Contran's subsidiaries for an aggregate of $165.4 million cash consideration, including fees and expenses. Subsequently in 1998 and during 1999, Valhi also purchased in market and private transactions additional shares of Tremont for an aggregate of $9.5 million which, by late December 1999, increased the Company's ownership of Tremont to 50.2%. See Note 17. Accordingly, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and the Company will commence consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, Valhi accounted for its interest in Tremont by the equity method, and the Company commenced reporting equity in Tremont's earnings in the third quarter of 1998. See Note 8. Tremont is primarily a holding company which owns 39.1% of the outstanding common stock of Titanium Metals Corporation ("TIMET") and 19.9% of NL's common stock at December 31, 1999. TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of titanium mill products for aerospace, industrial and other applications with production facilities located in the U.S. and Europe.

         Other. Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The aggregate pro forma impact of CompX's 1999 acquisition of two slide producers, assuming such acquisitions occurred at the beginning of 1998, is not material. Discontinued operations are discussed in
Note 19.

Note 4 -       Accounts and other receivables:


                                                             December 31,
                                                        1998             1999
                                                        ----             ----
                                                            (In thousands)

Accounts receivable ..........................       $ 157,248        $ 192,233
Notes receivable .............................           3,622            3,991
Accrued interest .............................           9,477           12,189
Allowance for doubtful accounts ..............          (2,687)          (6,213)
                                                     ---------        ---------

                                                     $ 167,660        $ 202,200
                                                     =========        =========

Note 5 -       Marketable securities:

                                                            December 31,
                                                          1998            1999
                                                          ----            ----
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          79,710          91,825
Other securities ...............................          15,857           4,537
                                                        --------        --------

                                                        $265,567        $266,362
                                                        ========        ========


         Amalgamated. On January 3, 1997, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred to the LLC was approximately $34 million.

         As part of the transaction, in January 1997 (i) Snake River made certain loans to Valhi aggregating $250 million and (ii) Valhi provided $180 million of loans to Snake River, of which $100 million was repaid in May 1997 when Snake River obtained an equal amount of third-party term loan financing. Valhi's $250 million in loans from Snake River are collateralized by the Company's interest in the LLC. See Notes 7 and 10.

         The Company and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year, with a preferential 95% going to the Company. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC. In addition, the Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River.

         The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan unless the Company and Snake River's third-party lender otherwise mutually agree. Through December 31, 1999, the Company's cumulative distributions from the LLC had not fallen below such specified levels.

         Because the Company surrendered control of the operations contributed to the LLC, the Company ceased consolidating the net assets, results of operations and cash flows of such business effective December 31, 1996. Beginning in 1997, the Company commenced reporting the cash distributions received from the LLC (approximately $25.4 million in 1997, $18.4 million in 1998 and $23.5 million in 1999) as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company has classified its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. In determining the estimated fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

         Halliburton. At December 31, 1999, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $40.25 per share, or an aggregate market value of $108 million (1998:
2.7 million shares at a cost of $22 million with a quoted market price of $29.63 per share, or an aggregate market value of $80 million). Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 10. The Halliburton shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly Halliburton dividend on the escrowed Halliburton shares. Prior to the September 1998 merger of Halliburton and Dresser Industries, Inc., in which each share of Dresser common stock was exchanged for one share of Halliburton common stock, Valhi held Dresser shares. During 1997, 1998 and 1999, certain LYON holders exchanged their LYONs for 2.4 million, 385,000 and 7,000 Halliburton/Dresser shares, respectively. Halliburton provides services and products to customers in the oil and gas industry, and provides engineering and construction services for commercial, industrial and governmental customers. Halliburton (NYSE: HAL) files periodic reports with the Securities and Exchange Commission.

        Other.  The  aggregate  cost  of  other  available-for-sale   securities
(primarily common stocks) is approximately $8 million at December 31, 1999 (December 31, 1998 - $14 million).

Note 6 -       Inventories:

                                                              December 31,
                                                          1998             1999
                                                          ----             ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 46,114         $ 54,861
  Component products .........................            6,520            9,038
                                                       --------         --------
                                                         52,634           63,899
                                                       --------         --------

In process products:
  Chemicals ..................................           11,530            8,065
  Component products .........................            5,748            8,669
                                                       --------         --------
                                                         17,278           16,734
                                                       --------         --------

Finished products:
  Chemicals ..................................          137,000          100,973
  Component products .........................            4,634            9,898
                                                       --------         --------
                                                        141,634          110,871
                                                       --------         --------

Supplies (primarily chemicals) ...............           34,792           28,114
                                                       --------         --------

                                                       $246,338         $219,618
                                                       ========         ========

Note 7 -       Other noncurrent assets:

                                                               December 31,
                                                         1998             1999
                                                         ----             ----
                                                             (In thousands)
Loans and notes receivable:
  Snake River Sugar Company ..................          $80,000          $80,000
  Other ......................................            5,912            7,259
                                                        -------          -------
                                                         85,912           87,259
  Less current portion .......................            3,622            3,991
                                                        -------          -------

  Noncurrent portion .........................          $82,290          $83,268
                                                        =======          =======

Other assets:
  Intangible assets ..........................          $ 4,923          $ 6,979
  Deferred financing costs ...................            5,674            3,668
  Other ......................................           11,140           11,820
                                                        -------          -------

                                                        $21,737          $22,467
                                                        =======          =======

        Valhi's loan to Snake River is unsecured, is subordinate to Snake River's third-party term loan and bears interest at a fixed rate of 12.99%
(10.99% during 1997 and 1998), with all amounts due no later than 2010. Covenants contained in Snake River's third-party term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan. Under certain conditions, Valhi is required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged.

Note 8 -       Investment in and advances to affiliates:

                                                                December 31,
                                                            1998            1999
                                                            ----            ----
                                                               (In thousands)

Investments in:
  Ti02 manufacturing joint venture ...................     $171,202     $157,552
  Titanium Metals Corporation ........................         --         85,772
  Other joint ventures ...............................         --         13,658
  Prior to consolidation:
    Tremont Corporation ..............................      179,452         --
    Waste Control Specialists LLC ....................       10,000         --
                                                           --------     --------
                                                            360,654      256,982

Loan to Waste Control Specialists LLC (prior to
 consolidation) ......................................       10,000         --
                                                           --------     --------

                                                           $370,654     $256,982
                                                           ========     ========

         TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and another Ti02 producer are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. KLA and the other Ti02 producer are each required to purchase one-half of the TiO2 produced by LPC. The manufacturing joint venture operates on a break-even basis, and each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any.

         LPC's net sales aggregated $162.7 million, $180.3 million and $171.6 million in 1997, 1998 and 1999, respectively, of which $82.2 million, $90.4 million and $85.3 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Over 95% of LPC's operating costs during the past three years represented costs of sales, with the remainder comprised principally of interest expense. At December 31, 1999, LPC reported total assets and partners' equity of $335.6 million and $317.3 million, respectively (1998 - $355.6 million and $344.6 million, respectively). Over 80% of LPC's assets at December 31, 1998 and 1999 are comprised of property and equipment; the remainder of LPC's assets is comprised principally of inventories, receivables from its partners and cash and cash equivalents. LPC's liabilities at December 31, 1998 and 1999 are comprised primarily of trade payables and accruals.

         Titanium Metals Corporation. At December 31, 1999, the investment in TIMET represents 12.3 million shares of TIMET common stock with a quoted market price of $4.50 per share, or an aggregate market value of $55.3 million. At December 31, 1999, TIMET reported total assets and stockholders' equity of $883.1 million and $408.1 million, respectively. TIMET's total assets at such date include current assets of $342.6 million, property and equipment of $333.4 million and goodwill and other intangible assets of $71.1 million. TIMET's total liabilities at such date include current liabilities of $194.4 million, long-term debt of $22.4 million, accrued OPEB costs of $20.0 million and convertible preferred securities of $201.3 million.

         Tremont Corporation. The Company commenced reporting equity in earnings of Tremont in the third quarter of 1998. Effective December 31, 1999, the Company commenced consolidating Tremont's balance sheet, and the Company will commence consolidating Tremont's results of operations and cash flows effective January 1, 2000. See Note 3. For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million. For the year ended December 31, 1999, Tremont reported a net loss of $28.2 million, comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income benefit of $18.9 million. The Company's equity in losses of Tremont in 1999 includes a $50.0 million impairment provision for an other than temporary decline in the value of TIMET. At December 31, 1998, Tremont reported total assets and stockholders' equity of $288.6 million and $198.3 million, respectively. Tremont's total assets at December 31, 1998 are comprised principally by its investments in NL ($95.0 million), TIMET ($145.2 million) and other joint ventures ($13.1 million) and $3.1 million in cash and cash equivalents. At December 31, 1998, Tremont's total liabilities included a demand loan to Contran ($5.9 million), accrued OPEB costs ($21.9 million), accrued insurance claims and claim expenses related to its wholly-owned captive insurance subsidiary ($15.8 million) and deferred income taxes ($32.9 million).

         Waste Control Specialists LLC. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and commenced consolidating its results of operations and cash flows in the third quarter of 1999. For periods prior to consolidation, Waste Control Specialists reported net losses of $12.7 million in 1997, $15.5 million in 1998 and $8.5 million in 1999, all of which accrued to Valhi for financial reporting purposes. Its net sales during the same periods were $3.4 million in 1997, $11.9 million in 1998 and $8.3 million in 1999. See Note 3. At December 31, 1998, Waste Control Specialists' total assets were $34.7 million and total Members' equity was $7.5 million. Waste Control Specialists' assets at December 31, 1998 consisted principally of property and equipment related to the West Texas facility and trade accounts receivable, and its liabilities consist principally of indebtedness, including $10 million of intercompany indebtedness owed to the Company, and trade payables and accruals.

         Other. At December 31, 1999, other joint ventures, held by a 75%-owned subsidiary of Tremont, are principally comprised of (i) a 32% equity interest in Basic Investments, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company L.P. (formerly Victory Valley Land Company, L.P.), which is actively engaged in efforts to develop certain real estate. Basic Investments owns an additional 50% interest in Landwell.

Note 9 -       Accrued liabilities:

                                                               December 31,
                                                          1998             1999
                                                          ----             ----
                                                             (In thousands)
Current:
  Employee benefits ..........................         $ 42,665         $ 45,674
  Environmental costs ........................           46,059           48,891
  Interest ...................................            7,397            7,210
  Deferred income ............................            4,353            7,924
  Other ......................................           48,364           53,857
                                                       --------         --------

                                                       $148,838         $163,556
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 15,321         $ 21,690
  Employee benefits ..........................           12,523           11,403
  Deferred income ............................           13,693            9,573
  Other ......................................            2,683            2,498
                                                       --------         --------

                                                       $ 44,220         $ 45,164
                                                       ========         ========

Note 10 - Notes payable and long-term debt:

                                                                December 31,
                                                             1998          1999
                                                             ----          ----
                                                               (In thousands)

Notes payable - Kronos - bank credit agreements ......     $ 36,391     $ 57,076
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    Liquid Yield Option Notes (LYONs) ................       84,104       91,825
    Bank credit facility .............................         --         21,000
                                                           --------     --------

                                                            334,104      362,825
                                                           --------     --------
  NL Industries:
    Senior Secured Notes .............................      244,000      244,000
    Deutsche mark bank credit facility ...............      112,674         --
    Other ............................................          955          478
                                                           --------     --------

                                                            357,629      244,478
                                                           --------     --------
  Other subsidiaries:
    CompX bank credit facility .......................         --         20,000
    Waste Control Specialists bank term loan .........         --          4,304
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        1,838        3,147
                                                           --------     --------

                                                              4,269       29,882
                                                           --------     --------

                                                            696,002      637,185

  Less current maturities ............................       65,448       27,846
                                                           --------     --------

                                                           $630,554     $609,339
                                                           ========     ========

         Valhi. Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Under certain conditions, up to $37.5 million principal amount of such loans may become recourse to Valhi. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Note 5.

        The zero coupon Senior Secured LYONs due October 2007 ($185.9 million principal amount at maturity outstanding at December 31, 1999), were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi. See Note 5. During 1997, 1998 and 1999, holders representing $165.3 million, $26.7 million and $483,000 principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares or Halliburton's predecessor, Dresser. The LYONs are redeemable, at the option of the holder, in October 2002 at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such date). Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date. At December 31, 1998 and 1999, the net carrying value of the LYONs per $1,000 principal amount at maturity was $451 and $494 respectively, and the quoted market price of the LYONs was $464 and $573, respectively.

         Valhi has a $50 million revolving bank credit/letter of credit facility which matures in November 2000, bears interest at LIBOR plus 1.5% (7.7% at December 31, 1999) and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits quarterly Valhi dividends generally to $.05 per share, limits additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1999, $28.5 million was available for borrowing under this facility.

        NL Industries. NL's 11.75% Senior Secured Notes due 2003 are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the Senior Secured Notes (the "NL Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos and a second priority lien on the stock of another wholly-owned NL subsidiary. In the event of foreclosure, the Senior Secured noteholders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the Senior Secured Notes, as described above, is the functional economic equivalent to a full, unconditional and joint and several guarantee by Kronos and the other NL subsidiary. The Senior Secured Notes are redeemable, at NL's option, starting in October 2000 at a redemption price of 101.5% of principal amount, declining to 100% after October 2001. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the Senior Secured Notes at 101% of the principal amount. The Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The quoted market price of the Senior Secured Notes per $1,000 principal amount was $1,037 at each of December 31, 1998 and 1999.

         During 1998, NL purchased (i) $6 million principal amount of its Senior Secured Notes at par value and (ii) the entire issue of its previously-outstanding 13% Senior Secured Discount Notes ($187.5 million principal amount at maturity) with premiums ranging between 1.25% and 6% in market transactions or pursuant to a tender offer. NL's DM bank credit facility was prepaid and terminated in 1999.

        At  December  31,  1999,   notes  payable  consists  of  57  million  of
euro-denominated short-term borrowings which mature during 2000 and bear interest at rates ranging from 3.0% to 4.3% (1998 - DM 61 million of short-term borrowings at rates ranging from 3.7% to 4.6%). At December 31, 1999, NL had $19 million available for borrowing under non-U.S. credit facilities.

        Other. CompX has a $100 million unsecured revolving bank credit facility which matures in 2003. Borrowings bear interest at the Eurodollar Rate plus between 17.5 and 90 basis points depending upon certain CompX financial ratios (6.2% at December 31, 1999). At December 31, 1999, $80 million was available for borrowing under this facility. Waste Control Specialists' bank term loan is due in April 2000, bears interest at the greater of 12% or prime plus 3.75% (12.25% at December 31, 1999) and is collateralized by substantially all of Waste Control Specialists' assets. Waste Control Specialists expects to refinance such bank term loan in 2000. Valcor's unsecured 9 5/8% Senior Notes due November 2003 are redeemable at the Company's option at 102.406% of principal amount (100% after November 2000). At December 31, 1998 and 1999, the quoted market price of the Valcor Notes was $1,011 and $1,005 per $1,000 principal amount, respectively. In 1997, Valcor purchased $97.6 million principal amount of its Senior Notes in market transactions or tender offers, including $66.2 million principal amount purchased with a premium of 5.75% of principal amount.

        In addition to the NL Senior Secured Notes discussed above, other credit agreements typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1999, the restricted net assets of consolidated subsidiaries approximated $460 million.

        Aggregate maturities of long-term debt at December 31, 1999

Years ending December 31,                                   Amount
                                                         (In thousands)

  2000                                                     $ 27,846
  2001                                                          539
  2002                                                      118,555
  2003                                                      266,529
  2004                                                           73
  2005 and thereafter                                       250,131
                                                           --------
                                                            663,673
Less unamortized OID on Valhi LYONs                          26,488
                                                           --------

                                                           $637,185
                                                           ========

        The LYONs are reflected in the above table as due October 2002, the next date they are redeemable at the option of the holder, at the aggregate redemption price on such date of $118.3 million ($636.27 per $1,000 principal amount at maturity in October 2007).

Note 11 -      Other income, net:

                                                 Years ended December 31,
                                                1997         1998         1999
                                                ----         ----         ----
                                                       (In thousands)

Securities earnings:
  Dividends and interest .................    $ 60,206    $ 54,960     $ 43,040
  Securities transactions ................      48,920       8,006          757
                                              --------    --------     --------
                                               109,126      62,966       43,797
Currency transactions, net ...............       5,726       4,669        9,865
Noncompete agreement income ..............        --         3,667        4,000
Disposal of property and equipment .......       1,546        (570)        (635)
Other, net ...............................       8,427      10,007       11,429
                                              --------    --------     --------

                                              $124,825    $ 80,739     $ 68,456
                                              ========    ========     ========

        Interest and dividend income in 1997, 1998 and 1999 includes $25.4 million, $18.4 million and $23.5 million, respectively, of distributions received from The Amalgamated Sugar Company LLC. See Note 5. Securities transactions in each of the past three years relate principally to dispositions of a portion of the shares of Halliburton common stock (and its predecessor, Dresser) held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such shares. See Notes 5 and 10. Noncompete agreement income relates to NL's agreement not to compete discussed in Note 3 and is recognized in income ratably over the five-year noncompete period.

Note 12 - Minority interest:

                                                            December 31,
                                                         1998             1999
                                                         ----             ----
                                                            (In thousands)
Minority interest in net assets:
NL Industries ..............................          $ 64,268          $ 57,723
CompX International ........................            46,817            53,487
Tremont Corporation ........................              --              81,451
Subsidiaries of NL .........................               633             3,903
Subsidiaries of CompX ......................                 4               103
Subsidiaries of Tremont ....................              --               4,159
                                                      --------          --------

                                                      $111,722          $200,826
                                                      ========          ========

                                                 Years ended December 31,
                                           1997            1998           1999
                                           ----            ----           ----
                                                      (In thousands)
Minority interest in net earnings (losses) -
 continuing operations:
NL Industries ...................             $-       $ 64,900        $ 66,760
CompX International .............           --            7,402           9,013
Subsidiaries of NL ..............             43             40           3,322
Subsidiaries of CompX ...........           --             (165)           (103)
                                        --------       --------        --------

                                        $     43       $ 72,177        $ 78,992
                                        ========       ========        ========

         NL Industries. During 1997, NL's separate financial statements reflected a stockholders' deficit. Until such time as NL reported positive stockholders' equity, all undistributed income or loss and other undistributed changes in NL's reported stockholders' equity accrued to the Company for financial reporting purposes. Accordingly, no minority interest in NL's net earnings was reported in 1997. Beginning in 1998, NL resumed reporting positive stockholders' equity, and consequently the Company resumed reporting minority interest in NL's net earnings and net assets in 1998.

         CompX International. In March 1998, CompX completed an initial public offering of shares of its common stock. Prior to that date, CompX was a wholly-owned subsidiary of Valcor. See Note 3. Following CompX's public offering, the Company commenced reporting minority interest in CompX's net earnings and net assets.

         Tremont Corporation. The Company commenced consolidating Tremont's balance sheet effective December 31, 1999, and will commence consolidating its results of operations effective January 1, 2000. Accordingly, the Company commenced reporting minority interest in Tremont's net assets at December 31, 1999, and the Company will commence reporting minority interest in Tremont's net earnings in 2000. See Note 3.

         Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control
Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at December 31, 1999.

Note 13 - Stockholders' equity:

                                                  Shares of common stock
                                             Issued      Treasury    Outstanding
                                                      (In thousands)

Balance at December 31, 1996 .........      124,768      (10,126)       114,642

Issued ...............................          565         --              565
Other ................................         --             (4)            (4)
                                            -------      -------       --------

Balance at December 31, 1997 .........      125,333      (10,130)       115,203

Issued ...............................          188         --              188
Reacquired ...........................         --           (383)          (383)
Other ................................         --            (32)           (32)
                                            -------      -------       --------

Balance at December 31, 1998 .........      125,521      (10,545)       114,976

Issued ...............................           90         --               90
                                            -------      -------       --------


Balance at December 31, 1999 .........      125,611      (10,545)       115,066
                                            =======      =======       ========


        For financial reporting purposes, treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. However, under Delaware Corporation Law, 100% of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock. As a result, shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

         In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 1999, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

        Valhi options and restricted stock. Valhi has an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to five million shares of Valhi common stock may be issued pursuant to this plan. Options are generally granted at a price not less than fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, when granted, is generally forfeitable unless certain periods of employment are completed and held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted.

         Outstanding options at December 31, 1999 represent approximately 2.6% of Valhi's outstanding shares at that date and expire at various dates through 2009, with a weighted-average remaining term of 6 years. At December 31, 1999, options to purchase 1.9 million Valhi shares were exercisable at prices ranging from $4.76 to $12.16 per share, or an aggregate amount payable upon exercise of $11.3 million. Substantially all of such exercisable options are exercisable at various dates through 2008 at prices lower than the Company's December 31, 1999 market price of $10.50 per share. At December 31, 1999, options to purchase 365,000 shares are scheduled to become exercisable in 2000, and an aggregate of
4.3 million shares were available for future grants.

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                 per share amounts)

Outstanding at December 31, 1996                                      5,328           $ 4.76-$14.66      $ 38,070

Granted                                                                 885                    6.38         5,646
Exercised                                                              (565)            4.76-  8.16        (3,027)
Canceled                                                             (2,937)            4.76- 14.66       (23,035)
                                                                     ------           -------------      --------

Outstanding at December 31, 1997                                      2,711             4.76- 14.66        17,654

Granted                                                                 380                    9.50         3,610
Exercised                                                              (188)            4.76-  8.00        (1,196)
Canceled                                                                 (2)                   4.76            (9)
                                                                     ------               ---------      --------

Outstanding at December 31, 1998                                      2,901             4.76- 14.66        20,059

Granted                                                                 323            12.00- 12.06         3,876
Exercised                                                               (87)            5.48-  9.50          (621)
Canceled                                                               (172)            6.56- 14.66        (2,500)
                                                                     ------            ------------      --------

Outstanding at December 31, 1999                                      2,965           $ 4.76-$12.16      $ 20,814
                                                                     ======           =============      ========


         Stock option plans of subsidiaries and affiliates. NL, CompX and Tremont each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX, Tremont and TIMET at December 31, 1999 are summarized below.

                                                               Amount
                                            Exercise           payable
                                            price per            upon
                           Shares            share            exercise
                                      (In thousands, except
                                        per share amounts)

NL Industries              2,437          $ 5.00-$24.19       $34,943
CompX                        658           15.88- 20.00        12,784
Tremont                      148            8.00- 56.50         1,883
TIMET                      1,738            7.38- 35.31        37,059

         Other. The following pro forma information, required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair values of Valhi options granted during 1997, 1998 and 1999 were $2.73, $4.49 and $5.96 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 40% to 43%, risk-free rates of return of 5.9% to 6.4%, dividend yields of 1.7% to 3.1%, and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

         Had the Company, NL, CompX, Tremont and TIMET each elected to account for their respective stock-based employee compensation for all awards granted subsequent to January 1, 1995 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $1.6 million, $2.9 million and $3.6 million in 1997, 1998 and 1999, respectively, or $.01, $.03 and $.03 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 14 - Financial instruments:

                                                          December 31,
                                                      1998              1999
                                              -------------------    ------------
                                               Carrying    Fair   Carrying     Fair
                                                amount    value    amount     value
                                                         (In millions)

Cash and cash equivalents ..................   $  224.6 $  224.6 $  175.0 $  175.0

Marketable securities (available-for-sale) .   $  265.6 $  265.6 $  266.4 $  282.5

Loan to Snake River Sugar Company ..........   $   80.0 $   88.8 $   80.0 $   80.4


Notes payable and long-term debt
 (excluding capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs ........................       $   84.1 $   86.5 $   91.8 $  106.5
    NL Senior Secured Notes ............          244.0    253.1    244.0    253.2
    Valcor Senior Notes ................            2.4      2.5      2.4      2.4
  Snake River Sugar Company loans ......          250.0    250.0    250.0    250.0
  Other fixed-rate debt ................           --       --        7.0      7.0
  Variable rate debt ...................          150.0    150.0     98.6     98.6


Minority interest in:
  NL common stock ......................       $   64.3 $  312.0$   57.7  $  164.5
  CompX common stock ...................           46.8    153.3    53.5     106.1
  Tremont common stock .................           --       --      81.5      47.7


Valhi common stockholders' equity ......       $  578.5 $1,307.9$  589.4  $1,208.2

         The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, CompX and Tremont and Valhi's common stockholders' equity are all based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loans to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10.

         The estimated fair values of CompX's currency forward contracts at December 31, 1998 and 1999 are insignificant. See Note 1.

Note 15 - Income taxes:

                                                         Years ended December 31,
                                                        1997     1998       1999
                                                        ----     ----       ----
                                                            (In millions)
Components of pre-tax income:
  United States:
    Contran Tax Group .............................   $ 49.5    $ 25.7    $(14.2)
    NL tax group ..................................     16.8     400.2      22.9
    CompX tax group ...............................     --         8.9      14.0
    Equity in Tremont .............................     --         7.4     (48.7)
                                                      ------    ------    ------
                                                        66.3     442.2     (26.0)
  Non-U.S. subsidiaries ...........................    (11.6)     48.0      81.1
                                                      ------    ------    ------

                                                      $ 54.7    $490.2    $ 55.1
                                                      ======    ======    ======

Expected tax expense, at U.S. federal
 statutory income tax rate of 35% .................   $ 19.2    $171.6    $ 19.3
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies ........................................     (5.1)     79.3      15.7
Change in NL's deferred income
 tax valuation allowance ..........................      8.7     (57.3)    (93.4)
Resolution of German income tax audits ............     --        --       (36.5)
Change in German income tax law ...................     --        --        24.1
U.S. state income taxes, net ......................      2.8       7.7       (.9)
No tax benefit for goodwill amortization ..........      3.2      12.6       4.1
Excess of tax basis over book basis of the
 common stock of foreign subsidiaries sold ........     --       (14.5)     --
Refund of prior-year dividend withholding taxes ...     --        (8.2)     --
Non-U.S. tax rates ................................      (.8)       .4       (.6)
Other, net ........................................      (.4)       .6      (3.1)
                                                      ------    ------    ------

                                                      $ 27.6    $192.2    $(71.3)
                                                      ======    ======    ======

Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state ........................   $ 21.2    $ 25.7    $(11.1)
    Non-U.S .......................................     25.2      23.4      32.6
                                                      ------    ------    ------
                                                        46.4      49.1      21.5
                                                      ------    ------    ------
  Deferred income taxes (benefit):
    U.S. federal and state ........................     (7.5)    149.8     (48.7)
    Non-U.S .......................................    (11.3)     (6.7)    (44.1)
                                                      ------    ------    ------
                                                       (18.8)    143.1     (92.8)
                                                      ------    ------    ------

                                                      $ 27.6    $192.2    $(71.3)
                                                      ======    ======    ======

Comprehensive provision for income
 taxes (benefit) allocable to:
  Continuing operations ...........................   $ 27.6    $192.2    $(71.3)
  Discontinued operations .........................     14.2      --        --
  Extraordinary item ..............................     (2.3)     (6.4)     --
  Other comprehensive income:
    Marketable securities .........................     43.0      (3.0)      2.0
    Currency translation ..........................     (9.8)       .6     (10.7)
    Pension liabilities ...........................       .3       (.1)     (1.9)
                                                      ------    ------    ------

                                                      $ 73.0    $183.3    $(81.9)
                                                      ======    ======    ======

         The components of the net deferred tax liability at December 31, 1998 and 1999, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 1999, 94% of the deferred tax valuation allowance relates to NL tax jurisdictions, principally Germany, and substantially all of the remainder relates to Tremont's U.S. tax jurisdictions (1998: 100% related to NL's tax jurisdictions).


                                                                     December 31,
                                                              1998               1999
                                                       -------------------    -------------
                                                       Assets  Liabilities  Assets Liabilities
                                                                    (In millions)
Tax effect of temporary differences related to:
  Inventories ......................................   $  3.4    $ (3.9)   $  4.2    $ (2.7)
  Marketable securities ............................     --       (80.8)     --       (93.4)
  Mining properties ................................     --        (1.5)     --        (1.8)
  Property and equipment ...........................     --      (157.5)     96.8    (106.2)
  Accrued OPEB costs ...............................     16.6      --        22.7      --
  Accrued environmental liabilities and
   other deductible differences ....................     72.1      --        81.4      --
  Other taxable differences ........................     --      (160.5)     --      (134.3)
  Investments in subsidiaries and affiliates not
   members of the Contran Tax Group ................      6.6     (48.3)     26.6     (48.3)
  Tax loss and tax credit carryforwards ............    138.2      --       152.9      --
Valuation allowance ................................   (134.5)     --      (248.0)     --
                                                       ------    ------    ------    ------
    Adjusted gross deferred tax assets (liabilities)    102.4    (452.5)    136.6    (386.7)
Netting of items by tax jurisdiction ...............    (97.6)     97.6    (119.6)    119.6
                                                       ------    ------    ------    ------
                                                          4.8    (354.9)     17.0    (267.1)
Less net current deferred tax asset (liability) ....      4.8      (1.2)     14.3       (.3)
                                                       ------    ------    ------    ------

    Net noncurrent deferred tax asset (liability) ..   $ --      $(353.7)  $  2.7    $(266.8)
                                                       ======    ======    ======    ======


                                                       Years ended December 31,
                                                       1997     1998       1999
                                                       ----     ----       ----
                                                            (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
 recognition criteria .............................   $ 19.8   $  7.0    $  1.6
Recognition of certain deductible tax
 attributes for which the benefit had not
 previously been recognized under the
 "more-likely-than-not" recognition criteria ......    (11.1)   (64.3)    (95.0)
Change in German tax law ..........................     --       --        24.1
Foreign currency translation ......................    (12.3)     6.9     (14.7)
Offset to the change in gross deferred
 income tax assets due principally to
 redeterminations of certain tax attributes
 and implementation of certain tax planning
 strategies .......................................    (14.9)    (3.7)    183.1
Consolidation of Tremont Corporation ..............     --       --        13.6
Other .............................................     --       --          .8
                                                      ------   ------    ------

                                                      $(18.5)  $(54.1)   $113.5
                                                      ======   ======    ======

        Certain of the Company's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

         In 1999, certain significant NL German tax contingencies aggregating an estimated DM 188 million ($100 million) through 1998 were resolved in NL's favor. In 1999, NL recognized a $90 million non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). With respect to the favorable resolution of the German tax contingency, the German government has conceded substantially all of its income tax claims against NL, and the government has released a DM 94 million ($50 million) lien on one of NL's German TiO2 plants that secured the government's claim. The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change, enacted on April 1, 1999, was effective retroactively to January 1, 1999 and resulted in an increase in NL's current income tax expense during 1999.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at December 31, 1999) relating to 1994. NL appealed this assessment, and in February 2000 the Norwegian local court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted such tax authorities' assessment was overstated by NOK 34 million ($4 million). The tax authorities' response to the court's assertion is expected by the end of March 2000. NL is considering its appeal options. During 1998, NL was informed by the Norwegian tax authorities that additional tax deficiencies of NOK 39 million ($5 million) will likely be proposed for 1996 on an issue similar to the aforementioned 1994 case. The outcome of the 1996 issue is dependent upon the eventual outcome of the 1994 case. NL intends to vigorously contest this issue and litigate, if necessary. Although NL believes that it will ultimately prevail, NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities and will be required to grant security on the 1996 assessment when received. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has adequately provided accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

        At December 31, 1999, (i) NL had approximately $370 million of German income tax loss carryforwards with no expiration date, (ii) CompX had $1.6 million of foreign tax credit carryforwards which expire in 2002, (iii) Tremont had $8.4 million of U.S. net operating loss carryforwards expiring in 2018 and 2019, (iv) Tremont had $700,000 of alternative minimum tax credit carryforwards with no expiration date and (v) CompX had $8.4 million of U.S. net operating loss carryforwards expiring in 2007 through 2018 which may only be used to offset future taxable income of an acquired subsidiary and which are limited in utilization to approximately $400,000 per year. During 1999, CompX utilized $400,000 of such net operating loss carryforwards to reduce its current U.S.
taxable income. In addition, NL utilized $17 million of foreign tax credit carryforwards and $20 million of U.S. net operating loss carryforwards in 1997, and utilized $13 million of alternative minimum tax credit carryforwards in 1998, to reduce its current year U.S. federal income tax expense.

Note 16 - Employee benefit plans:

        Defined benefit plans. The Company maintains various defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

        The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. The gain on disposal of NL's specialty chemicals business unit in 1998 includes a $1.5 million curtailment gain. See Note 3.

                                                         Years ended December 31,
                                                            1998          1999
                                                            ----          ----
                                                               (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year .......   $ 278,231    $ 328,851
  Service cost .......................................       4,008        4,316
  Interest ...........................................      17,701       18,329
  Participant contributions ..........................       1,228          939
  Business unit acquired .............................        --          2,366
  Curtailment gain ...................................      (1,513)        --
  Actuarial losses (gains) ...........................      36,095      (18,640)
  Change in foreign exchange rates ...................      10,402      (26,578)
  Benefits paid ......................................     (17,301)     (17,897)
                                                         ---------    ---------

      Benefit obligations at end of the year .........   $ 328,851    $ 291,686
                                                         =========    =========

Change in plan assets:
  Fair value of plan assets at beginning of the year .   $ 225,167    $ 246,947
  Actual return on plan assets .......................      22,611       21,670
  Employer contributions .............................      10,797       11,375
  Participant contributions ..........................       1,228          997
  Business unit acquired .............................        --            977
  Change in foreign exchange rates ...................       4,445      (19,514)
  Benefits paid ......................................     (17,301)     (17,897)
                                                         ---------    ---------

      Fair value of plan assets at end of year .......   $ 246,947    $ 244,555
                                                         =========    =========

Funded status at year-end:
  Plan assets less than PBO ..........................   $ (81,904)   $ (47,131)
  Unrecognized actuarial loss ........................      53,975       28,410
  Unrecognized prior service cost ....................       3,637        2,412
  Unrecognized net transition obligations ............       1,220          518
                                                         ---------    ---------

                                                         $ (23,072)   $ (15,791)
                                                         =========    =========

Amounts recognized in the balance sheet:
  Prepaid pension costs ..............................   $  24,190    $  23,271
  Accrued pension costs:
    Current ..........................................      (8,011)      (9,079)
    Noncurrent .......................................     (44,929)     (39,612)
  Accumulated other comprehensive income .............       5,678        9,629
                                                         ---------    ---------

                                                         $ (23,072)   $ (15,791)
                                                         =========    =========

                                                 December 31,
                                    1997             1998               1999
                                    ----             ----               ----

Discount rate                     6% - 8.5%        5.5% - 8.5%         4% - 7.5%
Rate of increase in future
 compensation levels                3% - 6%          2.5% - 6%        2.5% - 4.5%
Long-term rate of return on assets 6% - 10%         6%   - 10%          4% -  10%


                                                     Years ended December 31,
                                                  1997       1998          1999
                                                  ----       ----          ----
                                                         (In thousands)

Net periodic pension cost:
Service cost benefits ......................   $  4,479    $  4,008    $  4,316
Interest cost on PBO .......................     16,695      15,941      16,548
Expected return on plan assets .............    (16,693)    (15,467)    (15,910)
Amortization of prior service cost (credit)      (1,693)        352         287
Amortization of net transition obligations .       (153)        225         580
Recognized actuarial losses (gains) ........      1,551         334       1,144
                                               --------    --------    --------

                                               $  4,186    $  5,393    $  6,965
                                               ========    ========    ========


         The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of fair value of plan assets were $225.7 million, $194.7 million and $172 million, respectively, at December 31, 1999 (1998 - $260 million, $228.3 million and $171.5 million, respectively). At December 31, 1999, approximately 65% of such unfunded amount relates to NL's non-U.S. plans, and substantially all of the remainder relates to certain of NL's U.S. plans.

        Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments and charged to continuing operations approximated $2.4 million in 1997, $2.5 million in 1998 and $2.8 million in 1999.

        Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. At December 31, 1999, 64% of the Company's aggregate accrued OPEB costs relates to NL, and substantially all of the remainder relates to Tremont (1998: substantially all relates to NL). The gain on disposal of NL's specialty chemicals business unit in 1998 includes a $3.2 million curtailment gain. See Note 3.

        The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 1999, the expected rate of increase in future health care costs is 9% in 2000, declining to rates between 5.5% and 6% in 2016 and thereafter. If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.1 million (decreased by $.1 million) in 1999, and the actuarial present value of accumulated OPEB obligations at December 31, 1999 would have increased by $2.5 million (decreased by $2.3 million).

                                                               Years ended December 31,
                                                                  1998         1999
                                                                  ----         ----
                                                                   (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year ......................   $ 37,319    $ 34,137
  Service cost ..............................................         43          40
  Interest cost .............................................      2,393       2,069
  Curtailment gain ..........................................     (2,354)       --
  Actuarial losses ..........................................      2,117       5,714
  Change in foreign exchange rates ..........................       (115)        113
  Benefits paid .............................................     (5,266)     (4,394)
  Consolidation of Tremont ..................................       --        16,731
                                                                --------    --------

  Obligations at end of the year ............................   $ 34,137    $ 54,410
                                                                ========    ========

Change in plan assets:
  Fair value of plan assets at beginning of the year ........   $  6,527    $  6,365
  Actual return on plan assets ..............................        450         206
  Employer contributions ....................................      4,654       3,791
  Benefits paid .............................................     (5,266)     (4,394)
                                                                --------    --------

  Fair value of plan assets and end of the year .............   $  6,365    $  5,968
                                                                ========    ========

Funded status at year-end:
  Plan assets less than benefit obligations .................   $(27,772)   $(48,442)
  Unrecognized net actuarial gain ...........................     (7,444)     (2,055)
  Unrecognized prior service credit .........................    (12,008)    (14,583)
                                                                --------    --------

                                                                $(47,224)   $(65,080)
                                                                ========    ========

Amounts recognized in the balance sheet - accrued OPEB costs:
  Current ...................................................   $ (5,243)   $ (6,324)
  Noncurrent ................................................    (41,981)    (58,756)
                                                                --------    --------

                                                                $(47,224)   $(65,080)
                                                                ========    ========



                                                     Years ended December 31,
                                                  1997       1998           1999
                                                  ----       ----           ----
                                                           (In thousands)

Net periodic OPEB cost (credit):
Service cost ...............................    $   105     $    43     $    40
Interest cost ..............................      3,166       2,393       2,069
Expected return on plan assets .............       (584)       (583)       (526)
Amortization of prior service credit .......     (2,075)     (2,075)     (2,075)
Recognized actuarial losses (gains) ........       (338)       (811)       (573)
                                                -------     -------     -------

                                                $   274     $(1,033)    $(1,065)
                                                =======     =======     =======


                                                         December 31,
                                               1997          1998          1999
                                               ----          ----          ----

Discount rate                                  7%           6.5%            7.5%
Rate of increase in future
 compensation levels                           6%             6%         nil - 6%
Long-term rate of return on assets             9%             9%         nil - 9%

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

         Receivables from and payables to affiliates are summarized in the table below.


                                                               December 31,
                                                            1998           1999
                                                            ----           ----
                                                              (In thousands)

Receivables from affiliates:
  Income taxes receivable from Contran ...........       $ 11,719        $13,124
  TIMET ..........................................           --              907
  Other ..........................................            171            575
                                                         --------        -------

                                                         $ 11,890        $14,606
                                                         ========        =======

Payables to affiliates:
  Demand loan from Contran:
    Valhi ........................................       $  9,500        $ 2,282
    Tremont Corporation ..........................           --           13,743
  Tremont Corporation ............................          3,053           --
  Louisiana Pigment Company ......................          8,264          8,381
  Other, net .....................................           (680)           860
                                                         --------        -------

                                                         $ 20,137        $25,266
                                                         ========        =======

        Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 8), and the payable to Tremont Corporation at December 31, 1998 relates to NL's Insurance Sharing Agreement discussed below. NL's payable to Tremont at December 31, 1999 has been eliminated in consolidation. Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 8.

        In February 1998, Valhi entered into a $120 million revolving credit facility with Contran. Borrowings by Contran were collateralized by substantially all of Contran's assets and bore interest at the prime rate. In June 1998, Contran repaid in full all outstanding borrowings and the facility was canceled.

        Other loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $1.4 million in 1997, $3.3 million in 1998 and nil in 1999. Related party interest expense was nominal in 1997, $.1 million in 1998 and $.5 million in 1999.

        Under the terms of intercorporate services agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to NL and the Company's proportional share of amounts charged to Tremont subsequent to June 30, 1998) were approximately $500,000 in 1997, $1 million in 1998 and $1.5 million in 1999. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. Certain subsidiaries and affiliates of the Company are also parties to similar ISA agreements among themselves.

        NL and a wholly-owned insurance subsidiary of Tremont ("TRE Insurance") are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by TRE Insurance that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by NLI Insurance under certain reinsurance contracts. Also, TRE Insurance will credit NL with respect to certain underwriting profits or credit recoveries that TRE Insurance receives from independent reinsurers that relate to retained liabilities. In 1999, NL collateralized certain letters of credit issued on behalf of TRE Insurance with $9.7 million of NL's cash.

        All of the Company's insurance coverages that were reinsured in 1997, 1998 and 1999 were arranged for and brokered by EWI Re, Inc. Parties related to Contran own 90% of the outstanding common stock of EWI, and a son-in-law of Harold C. Simmons manages the operations of EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

        During 1998, Valhi purchased (i) 136,780 shares of NL common stock from officers of NL for an aggregate of $2.8 million and (ii) 12,200 shares of Tremont common stock from a former officer of Tremont for an aggregate of $610,000. Such purchases were at market prices on the respective dates of purchase.

        COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 1999, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $3.6 million over the next five years and the Cancer Research Agreement, as amended, provides for funds of up to $12.8 million over the next 11 years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of 1997 and 1999 and were $1.3 million in 1998. The Company does not currently expect it will make any capital contributions to COAM in 2000.

         Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, has agreed to provide certain research, laboratory and quality control services to The Amalgamated Sugar Company LLC. The agreement also grants The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $810,000 in 1997, $824,000 in 1998 and $779,000 in 1999. The Amalgamated Sugar
Company LLC has also agreed to provide certain administrative services to the subsidiary, and the cost of such services is netted against the agreed-upon research and development services fee.

Note 18 - Commitments and contingencies:

Legal proceedings

        Lead pigment litigation. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and government expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states or large United States cities or their public housing authorities and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

        NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

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

        Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, some of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 1999, NL had accrued $112 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million.

         At December 31, 1999, Tremont had accrued approximately $6 million for environmental cleanup matters, principally related to one site in Arkansas. Tremont believes it is only one of a number of apparently solvent PRPs that would ultimately share in any cleanup costs for this site.

        At December 31, 1999, TIMET had accrued approximately $1 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

        The Company has also accrued approximately $4 million at December 31, 1999 in respect of other environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

        The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

        Other litigation. NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly-owned operations. Various of these actions remain pending.

         In March 1997, NL was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas (Ernest Hughes, et al. v.
Owens-Corning Fiberglass Corporation, et al., No. 97-C-051) on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos, and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been stayed, and the plaintiffs have refiled their case in Ohio. NL is a defendant in various other asbestos cases pending in Ohio on behalf of approximately 2,000 personal injury claimants.

         In December 1997, a complaint was filed in the United States District Court for the Northern District of Illinois against the Company (Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al., No. 97 C 8746). The complaint, as amended, alleges certain technology used by The Amalgamated Sugar Company LLC in its manufacturing processes infringes a certain patent of Finnsugar and seeks, among other things, unspecified damages. The technology is owned by Amalgamated Research and licensed to, among others, the LLC. Both Amalgamated Research and the LLC are defendants in the action. Defendants have answered the complaint denying infringement, and have filed a counterclaim seeking to have Finnsugar's patent declared invalid and unenforceable. Discovery on the liability portion of both plaintiff's and defendants' claims has been completed. Plaintiff and defendants have each filed summary judgment motions which are pending before the court. The Company believes, and understands the LLC believes, that the complaint is without merit and that the Company's technology does not violate Finnsugar's patent. The Company intends, and understands that the LLC intends, to defend against this action vigorously.

         In 1998, a complaint was filed by a former employee of Waste Control Specialists in the 295th Judicial District Court for the State of Texas against Waste Control Specialists (Kenneth F. Jackson v. Waste Control Specialists LLC, et al., No. 98-00364) seeking, among other things, damages not in excess of $3 million for the defendants' alleged breach of plaintiff's employment contract, Waste Control Specialists believed the complaint was without merit and answered the complaint, denying liability. A trial was held, and in May 1999 a jury awarded a judgment of approximately $800,000 plus attorney fees in favor of the plaintiff. In October 1999, Waste Control Specialists was denied a judgment notwithstanding the verdict, and Waste Control Specialists' motion for a new trial was denied. In December 1999, the parties settled this matter and the judgment has been vacated by the court.

         In February 1999, NL was served with a complaint in Cosey, et al. v. Bullard, et al., No. 95-0069, filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 plaintiffs alleging injury due to exposure to asbestos and silica and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations of the complaint.

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

       Concentrations of credit risk. Sales of TiO2 accounted for approximately substantially all of NL's sales during the past three years. TiO2 is sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which individually represents a significant portion of NL's sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 37% attributable to North America.

        Component products are sold primarily to original equipment manufacturers in North America and Europe. In 1999, the ten largest customers accounted for approximately 33% of component products sales (1997 - approximately one-third; 1998 - approximately 40%).

         At December 31, 1999, consolidated cash and cash equivalents includes $78 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1998 - $136 million), of which $58 million are held in trust for the Company by a single U.S. bank (1998 - $126 million). In addition, at December 31, 1998, consolidated cash and cash equivalents included approximately $40 million invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less.

        Capital expenditures. At December 31, 1999 the estimated cost to complete capital projects in process approximated $15 million, of which $11 million relates to NL's TiO2 facilities and the remainder relates to CompX's facilities.

        Royalties. Royalty expense, which relates principally to the volume of certain Canadian-produced component products sold in the United States, was $849,000 in 1997 and $1.1 million in each of 1998 and 1999.

        Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2003. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $114 million.

         TIMET has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET is intended to be the major supplier of titanium products to these customers. The agreements are intended to provide for minimum market shares of the customer's titanium requirements (generally at least 70%) for 10-year periods. The agreements generally provide for fixed or formula-determined prices, at least for the first five years. With respect to TIMET's contract with Boeing, TIMET believes its orders in 1999 were significantly below contractual volume requirements. TIMET has received virtually no Boeing-related orders under the contract for 2000. Boeing has informed TIMET that they will either order the required contractual volume under the contract for 2000 or pay the liquidated damages provided for in the agreement. Beyond 2000, Boeing is unwilling to commit to the contract at this time. On March 21, 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract.

        TIMET also has long-term arrangements with certain suppliers for the purchase of certain raw materials, including titanium sponge and various alloying elements, at fixed and/or formula determined prices. TIMET believes these arrangements will help stabilize the cost and supply of raw materials. The sponge contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to a reduced minimum for 1999 and 2000.

        Waste Control Specialists has agreed to pay two independent consultants up to an aggregate of $28.4 million for performing certain specified services. Such fees are based on specified percentages of Waste Control Specialist's qualifying revenues. One of the agreements provides for a security interest in Waste Control Specialists' facility in West Texas to collateralize Waste Control Specialists' obligation under that agreement. Expense related to these agreements aggregated nil in each of 1997 and 1998 and $17,000 in 1999.

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

        Rent expense related to the Company's consolidated business segments charged to continuing operations approximated $13 million in 1997, $8 million in 1998 and $10 million in 1999. At December 31, 1999, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:


Years ending December 31,                                    Amount
                                                         (In thousands)

  2000                                                      $ 5,092
  2001                                                        4,112
  2002                                                        3,384
  2003                                                        2,723
  2004                                                        1,882
  2005 and thereafter                                        20,972
                                                            -------
                                                            $38,165
                                                            =======

Note 19 -      Discontinued operations:

        Discontinued operations (representing operations formerly conducted by subsidiaries of Valcor) are comprised of the following:

                                                      Years ended December 31,
                                                     1997       1998       1999
                                                     ----       ----       ----
                                                           (In thousands)

Medite Corporation (building products) .......     $13,804     $ --       $ --
Sybra, Inc. (fast food) ......................      19,746       --        2,000
                                                   -------     ------     ------

                                                   $33,550     $ --       $2,000
                                                   =======     ======     ======

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

         In 1997, the Company disposed of its fast food operations conducted by Sybra. The disposition was accomplished in two separate, simultaneous transactions. The first transaction involved the sale of certain restaurant real estate owned by Sybra for $45 million cash consideration. Substantially all of the net-of-tax proceeds from this transaction were distributed to Valcor. The second transaction involved Valcor's sale of 100% of the common stock of Sybra for $14 million cash consideration plus the repayment by the purchaser of approximately $23.8 million of Sybra's intercompany indebtedness owed to Valcor. In 1999, the Company received an additional $2 million of consideration from the purchaser of Sybra's common stock. Accordingly, the accompanying financial statements present the results of operations of Sybra's fast food operations as discontinued operations for all periods presented.

         Condensed income statement and cash flow data for Medite and Sybra for 1997 are presented below. Interest expense included in discontinued operations represents interest on the respective indebtedness of Medite and Sybra and their subsidiaries. The gain on disposal of Sybra includes both Sybra's sale of its restaurant real estate and Valcor's sale of Sybra's common stock. The provision for income taxes applicable to the pre-tax gain on disposal of Sybra (including the $2 million of consideration received in 1999) varies from the 35% federal statutory rate due principally to the excess of tax basis over book basis of the common stock of Sybra sold for which no deferred income tax benefit was previously recognized.

                                                          Medite           Sybra
                                                               (In millions)
Income statement data

Operations:
  Net sales ........................................        $24.1         $37.9
                                                            =====         =====

  Operating income .................................        $ 1.5         $ 1.7
  Interest expense and other, net ..................          (.4)          (.6)
                                                            -----         -----
    Pre-tax income .................................          1.1           1.1
  Income tax expense ...............................           .5            .5
                                                            -----         -----
                                                               .6            .6
                                                            -----         -----
Net gain on disposal:
  Pre-tax gain .....................................         22.3          23.2
  Income tax expense ...............................          9.1           4.1
                                                            -----         -----
                                                             13.2          19.1
                                                            -----         -----

                                                            $13.8         $19.7
                                                            =====         =====

Cash flow data

Cash flows from operating activities ...............        $(42.1)       $(1.1)
                                                            -----         -----

Cash flows from investing activities:
  Proceeds from disposal of assets .................         38.3          55.3
  Other, net .......................................          (.4)         (1.4)
                                                            -----         -----
                                                             37.9          53.9
                                                            -----         -----

Cash flows from financing activities -
 indebtedness, net .................................         --            22.4
                                                            -----         -----
                                                            $(4.2)        $75.2
                                                            =====         =====

Note 20 -      Quarterly results of operations (unaudited):

                                                     Quarter ended
                                         --------------          -------------
                                       March 31   June 30    Sept. 30    Dec. 31
                                       --------   -------    --------    -------
                                         (In millions, except per share data)

Year ended December 31, 1998
  Net sales ........................   $ 267.4    $ 281.3    $ 260.2    $ 250.5
  Operating income .................      41.7       51.1       49.0       44.7

  Income (loss) from continuing
   operations ......................   $ 204.7    $  (2.1)   $  13.1    $  10.1
  Extraordinary item ...............      (1.3)      --         (1.4)      (3.5)
                                       -------    -------    -------    -------

      Net income (loss) ............   $ 203.4    $  (2.1)   $  11.7    $   6.6
                                       =======    =======    =======    =======

  Basic earnings per common share:
    Continuing operations ..........   $  1.78    $  (.02)   $   .11    $   .09
    Extraordinary item .............      (.01)      --         (.01)      (.03)
                                       -------    -------    -------    -------

      Net income (loss) ............   $  1.77    $  (.02)   $   .10    $   .06
                                       =======    =======    =======    =======

Year ended December 31, 1999
  Net sales ........................   $ 256.8    $ 287.5    $ 303.3    $ 297.6
  Operating income .................      35.5       48.9       38.3       41.9

  Income (loss) from continuing
   operations ......................   $   2.4    $  61.8    $   8.2    $ (25.0)
  Discontinued operations ..........      --          2.0       --         --
                                       -------    -------    -------    -------

      Net income (loss) ............   $   2.4    $  63.8    $   8.2    $ (25.0)
                                       =======    =======    =======    =======

  Basic earnings per common share:
    Continuing operations ..........   $   .02    $   .54    $   .07    $  (.22)
    Discontinued operations ........      --          .02       --         --
                                       -------    -------    -------    -------

      Net income (loss) ............   $   .02    $   .56    $   .07    $  (.22)
                                       =======    =======    =======    =======


        The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.








                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

        Our audits of the consolidated financial statements of Valhi, Inc. and Subsidiaries referred to in our report dated March 16, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements. As discussed in
Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for environmental remediation costs in accordance with Statement of Position No. 96-1.







                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 16, 2000

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 1998 and 1999

                                 (In thousands)

                                                             1998           1999
                                                             ----           ----

Current assets:
  Cash and cash equivalents ........................    $    5,957    $    2,944
  Accounts and notes receivable ....................        14,912        15,563
  Receivables from subsidiaries and affiliates:
    Income taxes, net ..............................        10,387        12,373
    Dividends ......................................          --           1,324
    Other ..........................................         3,195         1,735
  Deferred income taxes ............................         1,316           719
  Other ............................................            71           454
                                                        ----------    ----------

      Total current assets .........................        35,838        35,112
                                                        ----------    ----------

Other assets:
  Marketable securities ............................       261,480       263,762
  Investment in and advances to subsidiaries and
   affiliates ......................................       635,621       651,982
  Loans receivable .................................        80,000        81,808
  Other assets .....................................         2,459         1,992
  Property and equipment, net ......................         3,030         3,001
                                                        ----------    ----------

      Total other assets ...........................       982,590     1,002,545
                                                        ----------    ----------

                                                        $1,018,428    $1,037,657
                                                        ==========    ==========

Current liabilities:
  Current maturities of long-term debt .............    $     --      $   21,000
  Demand loan from affiliate .......................         9,500         2,282
  Other payables to subsidiaries and affiliates ....            12            10
  Accounts payable and accrued liabilities .........         5,561         5,005
  Income taxes .....................................         1,302         1,301
                                                        ----------    ----------

      Total current liabilities ....................        16,375        29,598
                                                        ----------    ----------

Noncurrent liabilities:
  Long-term debt ...................................       334,104       341,825
  Deferred income taxes ............................        78,867        67,727
  Other ............................................        10,560         9,093
                                                        ----------    ----------

      Total noncurrent liabilities .................       423,531       418,645
                                                        ----------    ----------

Stockholders' equity ...............................       578,522       589,414
                                                        ----------    ----------

                                                        $1,018,428    $1,037,657
                                                        ==========    ==========

                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)


                                                1997          1998        1999
                                                ----          ----        ----

Revenues and other income:
  Interest and dividend income ............   $ 49,711    $  37,054    $ 36,671
  Securities transaction gains ............     46,263        8,006         757
  Other, net ..............................      2,062        5,689       7,804
                                              --------    ---------    --------
                                                98,036       50,749      45,232
                                              --------    ---------    --------

Costs and expenses:
  General and administrative ..............      9,115       45,195      14,942
  Interest ................................     36,057       31,457      33,097
  Other, net ..............................       (379)         274        --
                                              --------    ---------    --------
                                                44,793       76,926      48,039
                                              --------    ---------    --------

                                                53,243      (26,177)     (2,807)

Equity in earnings of subsidiaries and
 affiliates ...............................    (20,540)     308,922      32,870
                                              --------    ---------    --------

  Income before income taxes ..............     32,703      282,745      30,063

Provision for income taxes (benefit) ......      5,602       56,928     (17,359)
                                              --------    ---------    --------

  Income from continuing operations .......     27,101      225,817      47,422

Discontinued operations ...................     33,550         --         2,000

Extraordinary item ........................     (4,291)      (6,195)       --
                                              --------    ---------    --------

      Net income ..........................   $ 56,360    $ 219,622    $ 49,422
                                              ========    =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)

                                                1997          1998          1999
                                                ----          ----          ----

Cash flows from operating activities:
  Net income .............................   $  56,360    $ 219,622    $ 49,422
  Securities transaction gains ...........     (46,263)      (8,006)       (757)
  Noncash interest expense ...............      12,407        7,710       8,058
  Deferred income taxes ..................      (6,818)      70,312      (4,182)
  Equity in earnings of subsidiaries
   and affiliates:
    Continuing operations ................      20,540     (308,922)    (32,870)
    Discontinued operations ..............     (33,550)        --        (2,000)
    Extraordinary item ...................       4,291        6,195        --
  Dividends from subsidiaries
   and affiliates ........................        --        158,130       3,819
  Other, net .............................         535       (5,715)        610
                                             ---------    ---------    --------
                                                 7,502      139,326      22,100
  Net change in assets and liabilities ...      13,792      (31,487)     (6,766)
                                             ---------    ---------    --------

      Net cash provided by
       operating activities ..............      21,294      107,839      15,334
                                             ---------    ---------    --------

Cash flows from investing activities:
  Purchase of:
    Tremont common stock .................        --       (172,918)     (1,945)
    NL common stock ......................     (14,222)     (13,890)       --
    CompX common stock ...................        --         (5,670)       (816)
    Marketable securities ................      (6,000)      (3,766)       --
  Investment in Waste Control Specialists      (13,000)     (10,000)    (10,000)
  Proceeds from disposal of marketable
   securities ............................        --           --         6,588
  Loans to subsidiaries and affiliates:
    Loans ................................     (67,625)    (129,250)    (11,833)
    Collections ..........................      63,625      120,250       8,717
  Other loans and notes receivable:
    Loans ................................    (200,600)        --          --
    Collections ..........................     119,100         --          --
  Pre-close dividend from Amalgamated ....      11,518         --          --
  Other, net .............................         455         (198)       (350)
                                             ---------    ---------    --------

      Net cash used by
       investing activities ..............    (106,749)    (215,442)     (9,639)
                                             ---------    ---------    --------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 1997, 1998 and 1999

                                 (In thousands)


                                                1997          1998         1999
                                                ----          ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...........................   $ 250,000    $    --      $ 21,000
    Principal payments ...................     (13,000)        --          --
  Loans from affiliates:
    Loans ................................        --         15,500      45,000
    Repayments ...........................      (7,244)      (6,000)    (52,218)
  Dividends ..............................     (23,149)     (23,131)    (23,146)
  Common stock reacquired ................        --         (3,692)       --
  Other, net .............................       3,024        1,197         656
                                             ---------    ---------    --------

      Net cash provided (used) by
       financing activities ..............     209,631      (16,126)     (8,708)
                                             ---------    ---------    --------

Cash and cash equivalents:
  Net increase (decrease) ................     124,176     (123,729)     (3,013)
  Balance at beginning of year ...........       5,510      129,686       5,957
                                             ---------    ---------    --------

  Balance at end of year .................   $ 129,686    $   5,957    $  2,944
                                             =========    =========    ========


Supplemental disclosures-cash paid for:
  Interest ...............................   $  23,650    $  23,747    $ 24,900
  Income taxes (received), net ...........      (6,532)      15,093     (11,191)

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

         The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.


Note 2 -       Marketable securities:

                                                                December 31,
                                                             1998          1999
                                                             ----          ----
                                                               (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ....................     $170,000     $170,000
Halliburton Company common stock (NYSE: HAL) .........       79,710       91,825
Other ................................................       11,770        1,937
                                                           --------     --------

                                                           $261,480     $263,762
                                                           ========     ========


Note 3 -       Investment in and advances to subsidiaries and affiliates:

                                                              December 31,
                                                         1998            1999
                                                         ----            ----
                                                             (In thousands)

Investment in:
NL Industries (NYSE: NL) .....................         $384,955         $435,621
Tremont Corporation (NYSE: TRE) ..............          179,452          128,426
Valcor and subsidiaries ......................           51,214           64,512
Waste Control Specialists LLC ................           10,000            8,811
                                                       --------         --------
                                                        625,621          637,370

Loan to Waste Control Specialists LLC ..............     10,000           14,612
                                                         ------           ------

                                                       $635,621         $651,982
                                                       ========         ========


         Tremont is a holding company whose principal assets at December 31, 1999 are a 39% interest in Titanium Metals Corporation (NYSE: TIE) and a 20% interest in NL. Valcor's principal asset is a 62% interest in CompX International, Inc. (NYSE: CIX). Valhi owns an additional 2% of CompX directly, and Valhi's direct investment in CompX is considered part of its investment in Valcor.

Note 4 -       Equity in earnings of subsidiaries and affiliates:

                                                   Years ended December 31,
                                               1997         1998          1999
                                               ----         ----          ----
                                                       (In thousands)

Continuing operations:
  NL Industries .......................    $ (25,726)    $ 260,715     $ 77,950
  Tremont Corporation .................         --           7,385      (48,652)
  Valcor ..............................       17,886        56,340       14,761
  Waste Control Specialists LLC .......      (12,700)      (15,518)     (11,189)
                                           ---------     ---------     --------

                                           $ (20,540)    $ 308,922     $ 32,870
                                           =========     =========     ========

Discontinued operations - Valcor ......    $  33,550     $    --       $  2,000
                                           =========     =========     ========

Extraordinary item:
  NL Industries .......................    $    --       $  (6,195)    $   --
  Valcor ..............................       (4,291)         --           --
                                           ---------     ---------     --------

                                           $  (4,291)    $  (6,195)    $   --
                                           =========     =========     ========

Note 5 -       Dividends from subsidiaries and affiliates:

                                                  Years ended December 31,
                                              1997           1998          1999
                                              ----           ----          ----
                                                       (In thousands)

Declared:
  NL Industries .........................     $   --       $  2,699     $ 4,219
  Tremont Corporation ...................         --            431         877
  Valcor ................................         --        155,000          47
  Waste Control Specialists LLC .........         --           --          --
                                              --------     --------     -------

                                                  --        158,130       5,143

Net change in dividends receivable ......         --           --        (1,324)
                                              --------     --------     -------

Cash dividends received .................     $   --       $158,130     $ 3,819
                                              ========     ========     =======


Note 6 -       Loans receivable:

                                                               December 31,
                                                          1998            1999
                                                          ----            ----
                                                             (In thousands)

Snake River Sugar Company ....................          $80,000          $80,000
Other ........................................            1,500            1,808
                                                        -------          -------
                                                         81,500           81,808

Less current portion .........................            1,500             --
                                                        -------          -------

Noncurrent portion ...........................          $80,000          $81,808
                                                        =======          =======

Note 7 - Long-term debt:

                                                             December 31,
                                                        1998              1999
                                                        ----              ----
                                                            (In thousands)

Snake River Sugar Company ..................          $250,000          $250,000
LYONs ......................................            84,104            91,825
Bank credit facility .......................              --              21,000
                                                      --------          --------
                                                       334,104           362,825

Less current portion .......................              --              21,000
                                                      --------          --------

                                                      $334,104          $341,825
                                                      ========          ========


         Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Under certain conditions, up to $37.5 million of such loans may become recourse to Valhi. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

        The zero coupon Senior Secured LYONs, $185.9 million principal amount at maturity in October 2007 outstanding at December 31, 1999, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Halliburton shares. During 1997, 1998 and 1999, holders representing $165.3 million, $26.7 million and $483,000 principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares or Halliburton's predecessor, Dresser Industries, Inc. The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase dates), or an aggregate of $118.3 million based on the number of LYONs outstanding at December 31, 1999. Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option, for cash equal to the issue price plus accrued OID through the redemption date.

         Valhi has a $50 million revolving bank credit facility which matures in November 2000, generally bears interest at LIBOR plus 1.5% (7.7% at December 31,
1999) and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 1999, $28.5 million was available for borrowing under this facility.

Note 8 -       Income taxes:

                                                     Years ended December 31,
                                                  1997        1998        1999
                                                  ----        ----        ----
                                                        (In thousands)

Income tax provision (benefit) attributable to continuing operations:
  Currently payable (refundable) ...........   $ 12,420    $(13,384)   $(13,177)
  Deferred income taxes (benefit) ..........     (6,818)     70,312      (4,182)
                                               --------    --------    --------

                                               $  5,602    $ 56,928    $(17,359)
                                               ========    ========    ========

Cash paid (received) for income taxes, net:
  Paid to (received from) subsidiaries .....   $(42,467)   $ (1,933)   $  1,121
  Paid to (received from) Contran ..........     35,620      16,917     (12,395)
  Paid to tax authorities, net .............        315         109          83
                                               --------    --------    --------

                                               $ (6,532)   $ 15,093    $(11,191)
                                               ========    ========    ========


        NL, Tremont and CompX are separate U.S. taxpayers and are not members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes.


                                                                Deferred tax
                                                              asset (liability)
                                                                December 31,
                                                             1998          1999
                                                             ----          ----
                                                               (In thousands)

Components of the net  deferred tax asset  (liability):
  Tax effect of temporary differences related to:
    Marketable securities ..............................   $(79,875)   $(92,247)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group ..................      3,058      25,319
    Tax loss carryforwards .............................       --         1,000
    Accrued liabilities and other deductible differences      5,291       5,139
    Other taxable differences ..........................     (6,025)     (6,219)
                                                           --------    --------

                                                           $(77,551)   $(67,008)
                                                           ========    ========

Current deferred tax asset .............................   $  1,316    $    719
Noncurrent deferred tax liability ......................    (78,867)    (67,727)
                                                           --------    --------

                                                           $(77,551)   $(67,008)
                                                           ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                                  Additions
                                                    Balance at    charged to                                                 Balance
                                                    beginning     costs and       Net         Currency                       at end
       Description                                   of year       expenses    deductions    translation      Other(a)       of year
---------------------------------                   ---------     ---------     --------     -----------      --------       -------

Year ended December 31, 1997:
  Allowance for doubtful accounts .............      $ 4,087      $    547       $(1,281)      $   (214)      $   --         $ 3,139
                                                     =======      ========       =======       ========       ========       =======

  Amortization of intangibles:
    Goodwill ..................................      $18,131      $  9,226       $  --         $   --         $ (1,571)      $25,786
    Other .....................................       15,202         3,278          (153)          (829)        (9,390)        8,108
                                                     -------      --------       -------       --------       --------       -------

                                                     $33,333      $ 12,504       $  (153)      $   (829)      $(10,961)      $33,894
                                                     =======      ========       =======       ========       ========       =======

Year ended December 31, 1998:
  Allowance for doubtful accounts .............      $ 3,139      $    (99)      $  (566)      $    103       $    110       $ 2,687
                                                     =======      ========       =======       ========       ========       =======

  Amortization of intangibles:
    Goodwill ..................................      $25,786      $ 35,687       $  --         $   --         $(28,232)      $33,241
    Other .....................................        8,108         2,615          --              697           (819)       10,601
                                                     -------      --------       -------       --------       --------       -------

                                                     $33,894      $ 38,302       $  --         $    697       $(29,051)      $43,842
                                                     =======      ========       =======       ========       ========       =======

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                  Additions
                                                    Balance at    charged to                                                 Balance
                                                    beginning     costs and       Net         Currency                       at end
       Description                                   of year       expenses    deductions    translation      Other(a)       of year
---------------------------------                   ---------     ---------     --------     -----------      --------       -------

Year ended December 31, 1999:
Allowance for doubtful accounts ............       $ 2,687       $    787        $  (269)       $  (262)       $ 3,270       $ 6,213
                                                   =======       ========        =======        =======        =======       =======

Amortization of intangibles:
  Goodwill .................................       $33,241       $ 11,753        $  --          $  --          $  --         $44,994
  Other ....................................        10,601          2,445            (37)        (1,576)          --          11,433
                                                   -------       --------        -------        -------        -------       -------

                                                   $43,842       $ 14,198        $   (37)       $(1,576)       $  --         $56,427
                                                   =======       ========        =======        =======        =======       =======




 (a) 1997 - Elimination of amounts attributable to operations sold in 1997. 1998 - Elimination of amounts attributable to operations sold in 1998.
       1999 - Consolidation of Waste Control Specialists LLC and Tremont Corporation.