Form 10-Q
period 2000-03-31
VALHI INC /DE/
filed 2000-05-15
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2000           Commission file number 1-5467
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



                                    Yes X No



Number of shares of common stock outstanding on April 28, 2000: 114,628,514.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                   Page
                                                                  number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1999
                  and March 31, 2000                                       3-4

                 Consolidated Statements of Income -
                  Three months ended March 31, 1999 and 2000               5

                 Consolidated Statements of Comprehensive Income (Loss) -
                  Three months ended March 31, 1999 and 2000               6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 2000               7-8

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2000                        9

                 Notes to Consolidated Financial Statements               10-16

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    17-31

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                        32

  Item 6.        Exhibits and Reports on Form 8-K.                         33

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                 December 31,      March 31,
                                                        1999             2000
                                                        ----             ----

Current assets:
  Cash and cash equivalents ..................       $  174,982       $  185,760
  Accounts and other receivables .............          202,200          207,505
  Refundable income taxes ....................            5,146            1,696
  Receivable from affiliates .................           14,606           15,670
  Inventories ................................          219,618          209,075
  Prepaid expenses ...........................            7,221            6,667
  Deferred income taxes ......................           14,330           12,496
                                                     ----------       ----------

      Total current assets ...................          638,103          638,869
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          266,362          267,081
  Investment in affiliates ...................          256,982          248,532
  Loans and notes receivable .................           83,268           83,156
  Mining properties ..........................           17,035           15,242
  Prepaid pension costs ......................           23,271           22,373
  Goodwill ...................................          356,523          351,796
  Deferred income taxes ......................            2,672            1,974
  Other ......................................           22,467           22,817
                                                     ----------       ----------

      Total other assets .....................        1,028,580        1,012,971
                                                     ----------       ----------

Property and equipment:
  Land .......................................           25,952           25,044
  Buildings ..................................          167,100          160,710
  Equipment ..................................          550,145          533,229
  Construction in progress ...................           13,843           18,617
                                                     ----------       ----------
                                                        757,040          737,600
  Less accumulated depreciation ..............          188,554          192,115
                                                     ----------       ----------

      Net property and equipment .............          568,486          545,485
                                                     ----------       ----------

                                                     $2,235,169       $2,197,325
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY              December 31,      March 31,
                                                        1999             2000
                                                        ----             ----

Current liabilities:
  Notes payable ..............................     $    57,076      $    54,075
  Current maturities of long-term debt .......          27,846           43,210
  Accounts payable ...........................          70,971           58,368
  Accrued liabilities ........................         163,556          170,941
  Payable to affiliates ......................          25,266           23,324
  Income taxes ...............................           7,203            8,254
  Deferred income taxes ......................             326              777
                                                   -----------      -----------

      Total current liabilities ..............         352,244          358,949
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         609,339          622,710
  Accrued OPEB costs .........................          58,756           57,926
  Accrued pension costs ......................          39,612           34,700
  Accrued environmental costs ................          73,062           66,212
  Deferred income taxes ......................         266,752          258,852
  Other ......................................          45,164           44,276
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,092,685        1,084,676
                                                   -----------      -----------

Minority interest ............................         200,826          167,026
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,256            1,257
  Additional paid-in capital .................          43,444           43,868
  Retained earnings ..........................         538,744          543,438
  Accumulated other comprehensive income:
    Marketable securities ....................         127,837          128,834
    Currency translation .....................         (40,833)         (50,376)
    Pension liabilities ......................          (5,775)          (4,834)
  Treasury stock .............................         (75,259)         (75,513)
                                                   -----------      -----------

      Total stockholders' equity .............         589,414          586,674
                                                   -----------      -----------

                                                   $ 2,235,169      $ 2,197,325
                                                   ===========      ===========



Commitments and contingencies (Note 1)

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1999 and 2000

                      (In thousands, except per share data)



                                                            1999          2000
                                                            ----          ----

Revenues and other income:
  Net sales ..........................................   $ 256,774    $ 301,728
  Other, net .........................................      16,087       15,872
                                                         ---------    ---------

                                                           272,861      317,600
                                                         ---------    ---------
Costs and expenses:
  Cost of sales ......................................     188,515      214,603
  Selling, general and administrative ................      44,612       49,973
  Interest ...........................................      18,411       17,348
                                                         ---------    ---------

                                                           251,538      281,924
                                                         ---------    ---------

                                                            21,323       35,676
Equity in earnings of:
  Titanium Metals Corporation ("TIMET") ..............        --         (4,321)
  Other ..............................................        --            276
  Tremont Corporation* ...............................        (701)        --
  Waste Control Specialists* .........................      (5,224)        --
                                                         ---------    ---------

    Income before income taxes .......................      15,398       31,631

Provision for income taxes ...........................       5,111       14,772

Minority interest in after-tax earnings ..............       7,924        6,374
                                                         ---------    ---------

    Net income .......................................   $   2,363    $  10,485
                                                         =========    =========


Basic and diluted earnings per share .................   $     .02    $     .09
                                                         =========    =========

Cash dividends per share .............................   $     .05    $     .05
                                                         =========    =========


Shares used in the calculation of per share amounts:
  Basic earnings per common share ....................     114,982      115,090
  Dilutive impact of outstanding stock options .......       1,202        1,106
                                                         ---------    ---------

  Diluted earnings per share .........................     116,184      116,196
                                                         =========    =========



*Prior to consolidation.

                          VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)



                                                             1999         2000
                                                             ----         ----

Net income ...........................................    $  2,363     $ 10,485
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains arising during the period .......       1,784          997
    Less reclassification for gains included
     in net income ...................................         (17)        --
                                                          --------     --------
                                                             1,767          997

  Currency translation adjustment ....................      (9,942)      (9,543)

  Pension liabilities adjustment .....................      (3,568)         941
                                                          --------     --------

    Total other comprehensive income (loss), net .....     (11,743)      (7,605)
                                                          --------     --------

      Comprehensive income (loss) ....................    $ (9,380)    $  2,880
                                                          ========     ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)

                                                             1999         2000
                                                             ----         ----

Cash flows from operating activities:
  Net income .........................................    $  2,363     $ 10,485
  Depreciation, depletion and amortization ...........      16,157       18,620
  Noncash interest expense ...........................       2,457        2,276
  Deferred income taxes ..............................       4,120        5,939
  Minority interest ..................................       7,924        6,374
  Other, net .........................................      (2,569)      (1,434)
  Equity in:
    TIMET ............................................        --          4,321
    Other ............................................        --           (276)
    Tremont Corporation ..............................         701         --
    Waste Control Specialists ........................       5,224         --
  Distributions from:
    Manufacturing joint venture ......................       6,500        3,500
    Other ............................................        --             81
    Tremont Corporation ..............................         216         --
                                                          --------     --------

                                                            43,093       49,886

  Change in assets and liabilities:
    Accounts and other receivables ...................     (26,321)     (11,420)
    Inventories ......................................       8,215        8,400
    Accounts payable and accrued liabilities .........     (15,068)      (3,663)
    Accounts with affiliates .........................      (6,847)      (2,061)
    Income taxes .....................................      (2,348)       4,712
    Other, net .......................................      (3,318)      (1,320)
                                                          --------     --------

        Net cash provided (used) by operating
         activities ..................................      (2,594)      44,534
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (13,416)     (11,040)
  Purchases of:
    Business units ...................................     (52,110)      (9,409)
    Tremont common stock .............................        --        (20,681)
    NL common stock ..................................        --        (10,331)
    CompX common stock ...............................        (624)        --
  Investment in Waste Control Specialists (prior
   to consolidation) .................................     (10,000)        --
  Collection of loans to affiliates ..................       6,000         --
  Other, net .........................................       2,153          316
                                                          --------     --------

        Net cash used by investing activities ........     (67,997)     (51,145)
                                                          --------     --------

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 1999 and 2000

                                 (In thousands)

                                                             1999         2000
                                                             ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  76,271    $  28,062
    Principal payments ...............................     (60,791)        (643)
  Loans from affiliate:
    Loans ............................................      17,300       11,180
    Repayments .......................................      (6,800)     (12,482)
  Valhi dividends paid ...............................      (5,784)      (5,791)
  Distributions to minority interest .................        (759)      (2,482)
  Other, net .........................................         247          802
                                                         ---------    ---------

      Net cash provided by financing activities ......      19,684       18,646
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (50,907)      12,035
  Currency translation ...............................      (1,609)      (1,507)
  Business units acquired ............................       4,157          250
Cash and equivalents at beginning of period ..........     224,572      174,982
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 176,213    $ 185,760
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $   8,385    $   7,520
    Income taxes, net ................................       9,264        6,409

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $   4,157    $     250
    Goodwill and other intangible assets .............      14,826        2,514
    Other non-cash assets ............................      52,799        8,429
    Liabilities ......................................     (19,672)      (1,784)
                                                         ---------    ---------

    Cash paid ........................................   $  52,110    $   9,409
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                                                                  VALHI, INC. AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Three months ended March 31, 2000

                                                                         (In thousands)

                                              Additional             Accumulated other comprehensive income                 Total
                                     Common    paid-in     Retained   Marketable   Currency       Pension     Treasury Stockholders'
                                     stock     capital     earnings   securities  translation   liabilities     stock      equity
                                    ------    ---------    --------   ----------  -----------   -----------    -------     ------

Balance at December 31, 1999 ..   $   1,256   $  43,444   $ 538,744    $ 127,837   $ (40,833)   $  (5,775)   $ (75,259)   $ 589,414

Net income ....................        --          --        10,485         --          --           --           --         10,485
Dividends .....................        --          --        (5,791)        --          --           --           --         (5,791)
Other comprehensive income, net        --          --          --            997      (9,543)         941         --         (7,605)
Other, net ....................           1         424        --           --          --           --           (254)         171
                                  ---------   ---------   ---------    ---------   ---------    ---------    ---------    ---------

Balance at March 31, 2000 .....   $   1,257   $  43,868   $ 543,438    $ 128,834   $ (50,376)   $  (4,834)   $ (75,513)   $ 586,674
                                  =========   =========   =========    =========   =========    =========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

         The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2000, and the consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for the interim periods ended March 31, 1999 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation, and certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

         Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

         Commitments and contingencies are discussed in "Management's Discussion
and  Analysis  of  Financial   Condition  and  Results  of  Operations,"  "Legal
Proceedings" and the 1999 Annual Report.

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

        The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact on the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts. As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

Note 2 -       Business segment information:

                                                               % owned at
    Operations                 Principal entities            March 31, 2000

  Chemicals             NL Industries, Inc.                         60%*
  Component products    CompX International Inc.                    64%
  Titanium metals       Tremont Corporation                         61%*
  Waste management      Waste Control Specialists                   69%

* Tremont is a holding company which owns an additional 20% of NL and 39% of TIMET. NL owns an additional 9% of Tremont.

                                                           Three months ended
                                                                March 31,
                                                           1999            2000
                                                           ----            ----
                                                              (In millions)

Net sales:
  Chemicals ........................................       $201.6        $231.0
  Component products ...............................         55.2          66.1
  Waste management (after consolidation) ...........         --             4.6
                                                           ------        ------

    Total net sales ................................       $256.8        $301.7
                                                           ======        ======

Operating income:
  Chemicals ........................................       $ 26.0        $ 39.8
  Component products ...............................          9.5          10.9
  Waste management (after consolidation) ...........         --            (1.6)
                                                           ------        ------

    Total operating income .........................         35.5          49.1

General corporate items:
  Interest and dividend income .....................         10.6          11.5
  Expenses, net ....................................         (6.4)         (7.6)
Interest expense ...................................        (18.4)        (17.3)
                                                           ------        ------
                                                             21.3          35.7
Equity in:
  TIMET ............................................         --            (4.3)
  Other ............................................         --              .3
  Tremont Corporation ..............................          (.7)         --
  Waste Control Specialists ........................         (5.2)         --
                                                           ------        ------

    Income before income taxes .....................       $ 15.4        $ 31.7
                                                           ======        ======


         In January 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration. The Company accounted for this acquisition by the purchase method. During the first quarter of 2000, (i) NL purchased shares of its common stock in market transactions for an aggregate of $10.3 million and
(ii) Valhi and NL each purchased shares of Tremont common stock in market transactions for an aggregate of $20.7 million. The Company accounted for such increases in its ownership of NL and Tremont by the purchase method (step acquisitions).

         Each of NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.


Note 3 -       Marketable securities:

                                                      December 31,    March 31,
                                                          1999           2000
                                                          ----           ----
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          91,825          93,910
Other common stocks ............................           4,537           3,171
                                                        --------        --------

                                                        $266,362        $267,081
                                                        ========        ========


        At March 31, 2000, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $41.13 per share, or an aggregate market value of $110 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 7. See the 1999 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale common stocks is approximately $8 million at March 31, 2000.


Note 4 -       Inventories:

                                                     December 31,      March 31,
                                                         1999             2000
                                                         ----             ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,861         $ 42,900
  Component products .........................            9,038           14,005
                                                       --------         --------
                                                         63,899           56,905
                                                       --------         --------
In process products:
  Chemicals ..................................            8,065            7,328
  Component products .........................            8,669            8,993
                                                       --------         --------
                                                         16,734           16,321
                                                       --------         --------

Finished products:
  Chemicals ..................................          100,973           98,342
  Component products .........................            9,898           11,323
                                                       --------         --------
                                                        110,871          109,665
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,114           26,184
                                                       --------         --------

                                                       $219,618         $209,075
                                                       ========         ========

Note 5 - Other noncurrent assets:

                                                       December 31,    March 31,
                                                          1999           2000
                                                          ----           ----
                                                          (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $157,552        $154,052
  TIMET ........................................          85,772          80,627
  Other ........................................          13,658          13,853
                                                        --------        --------

                                                        $256,982        $248,532
                                                        ========        ========

Loans and notes receivable:
  Snake River Sugar Company ....................        $ 80,000        $ 80,000
  Other ........................................           7,259           5,938
                                                        --------        --------
                                                          87,259          85,938
  Less current portion .........................           3,991           2,782
                                                        --------        --------

  Noncurrent portion ...........................        $ 83,268        $ 83,156
                                                        ========        ========

Intangible assets ..............................        $  6,979        $  6,652
Deferred financing costs .......................           3,668           3,481
Other ..........................................          11,820          12,684
                                                        --------        --------

                                                        $ 22,467        $ 22,817
                                                        ========        ========


        At March 31, 1999, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $4.38 per share, or an aggregate of $53.7 million. At March 31, 2000, TIMET reported total assets and stockholders' equity of $818.8 million and $390.3 million, respectively. TIMET's total assets at such date include current assets of $291.4 million, property and equipment of $323.1 million and goodwill and other intangible assets of $69.1 million. TIMET's total liabilities at such date include current liabilities of $143.1 million, long-term debt of $35.5 million, accrued OPEB costs of $20.1 million and convertible preferred securities of $201.3 million. During the first quarter of 2000, TIMET reported net sales of $104.7 million, an operating loss of $18.4 million and a net loss of $15.1 million.


Note 6 -       Accrued liabilities:

                                                      December 31,     March 31,
                                                          1999           2000
                                                          ----           ----
                                                             (In thousands)

Current:
  Employee benefits ..........................         $ 45,674         $ 42,985
  Environmental costs ........................           48,891           55,845
  Interest ...................................            7,210           14,774
  Deferred income ............................            7,924            6,962
  Other ......................................           53,857           50,375
                                                       --------         --------

                                                       $163,556         $170,941
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 21,690         $ 21,990
  Employee benefits ..........................           11,403           11,675
  Deferred income ............................            9,573            8,543
  Other ......................................            2,498            2,068
                                                       --------         --------

                                                       $ 45,164         $ 44,276
                                                       ========         ========

Note 7 - Notes payable and long-term debt:

                                                          December 31, March 31,
                                                              1999        2000
                                                              ----        ----
                                                              (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 57,076     $ 54,075
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000      250,000
    LYONs ............................................       91,825       93,910
    Bank credit facility .............................       21,000       37,000
                                                           --------     --------

                                                            362,825      380,910
                                                           --------     --------

  NL Industries:
    Senior Secured Notes .............................      244,000      244,000
    Other ............................................          478          369
                                                           --------     --------

                                                            244,478      244,369
                                                           --------     --------

  Other subsidiaries:
    CompX bank credit facility .......................       20,000       32,000
    Waste Control Specialists bank term loan .........        4,304        4,196
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        3,147        2,014
                                                           --------     --------

                                                             29,882       40,641
                                                           --------     --------

                                                            637,185      665,920

  Less current maturities ............................       27,846       43,210
                                                           --------     --------

                                                           $609,339     $622,710
                                                           ========     ========




Note 8 - Accounts with affiliates:

                                                         December 31,  March 31,
                                                            1999          2000
                                                            ----          ----
                                                              (In thousands)

Receivables from affiliates:
  Income taxes receivable from Contran .............       $13,124       $14,654
  TIMET ............................................           907           693
  Other ............................................           575           323
                                                           -------       -------

                                                           $14,606       $15,670
                                                           =======       =======

Payables to affiliates:
  Demand loan from Contran:
    Tremont ........................................       $13,743       $14,723
    Valhi ..........................................         2,282          --
  Louisiana Pigment Company ........................         8,381         7,566
  Other, net .......................................           860         1,035
                                                           -------       -------

                                                           $25,266       $23,324
                                                           =======       =======

Note 9 -       Other income:

                                                          Three months ended
                                                               March 31,
                                                         1999             2000
                                                         ----             ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest .....................          $10,616          $11,482
  Securities transactions ....................               26             --
                                                        -------          -------
                                                         10,642           11,482
Noncompete agreement income ..................            1,000            1,000
Currency transactions, net ...................            1,395            1,325
Other, net ...................................            3,050            2,065
                                                        -------          -------

                                                        $16,087          $15,872
                                                        =======          =======

Note 10 - Provision for income taxes:

                                                              Three months ended
                                                                    March 31,
                                                                1999       2000
                                                                ----       ----
                                                                 (In millions)

Expected tax expense .....................................     $ 5.4      $11.1
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........       1.2        2.1
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................      (1.9)        .4
No tax benefit for goodwill amortization .................       1.0        1.3
U.S. state income taxes, net .............................        .4         .4
Non-U.S. tax rates .......................................       (.3)      --
Other, net ...............................................       (.7)       (.5)
                                                               -----      -----

                                                               $ 5.1      $14.8
                                                               =====      =====

Comprehensive provision (benefit)
 for income taxes allocated to:
  Net income .............................................     $ 5.1      $14.8
  Other comprehensive income:
    Marketable securities ................................        .4         .5
    Currency translation .................................      (4.5)      (6.9)
    Pension liabilities ..................................      (2.2)        .6
                                                               -----      -----

                                                               $(1.2)     $ 9.0
                                                               =====      =====

Note 11 - Minority interest:

                                                     December 31,      March 31,
                                                        1999             2000
                                                        ----             ----
                                                           (In thousands)

Minority interest in net assets:
NL Industries ..............................          $ 57,723          $ 52,988
Tremont Corporation ........................            81,451            51,430
CompX International ........................            53,487            54,395
Subsidiaries of NL .........................             3,903             3,976
Subsidiaries of Tremont ....................             4,159             4,237
Subsidiaries of CompX ......................               103              --
                                                      --------          --------

                                                      $200,826          $167,026
                                                      ========          ========

                                                         Three months ended
                                                              March 31,
                                                        1999              2000
                                                        ----              ----
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries ..............................          $ 5,835           $ 4,796
Tremont Corporation ........................             --                (939)
CompX International ........................            2,120             2,351
Subsidiaries of NL .........................               11                91
Subsidiaries of Tremont ....................             --                  78
Subsidiaries of CompX ......................              (42)               (3)
                                                      -------           -------

                                                      $ 7,924           $ 6,374
                                                      =======           =======

        As previously reported, all of Waste Control Specialists aggregate net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at March 31, 2000.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

        The Company reported net income of $10.5 million, or $.09 per diluted share, in the first quarter of 2000 compared to net income of $2.4 million, or $.02 per diluted share, in the first quarter of 1999. Total operating income in the first quarter of 2000 increased 38% to $49.1 million compared to the first quarter of 1999 due principally to higher chemicals earnings at NL.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels, the possibility of labor disruptions, general global economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, potential difficulties in integrating completed acquisitions (such as CompX's acquisitions of two slide producers in 1999 and its acquisition of a lock producer in January 2000), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government regulations and possible changes therein, the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

         NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                                 Three months ended
                                                       March 31,           %
                                                 1999           2000     Change
                                                 ----           ----     ------
                                                    (In millions)


Net sales ...........................         $  201.6       $  231.0       +15%
Operating income ....................             26.0           39.8       +53%

         Kronos' sales and operating income in the first quarter of 2000 increased compared to the first quarter of 1999 due primarily to record first-quarter TiO2 sales volumes and strong TiO2 production volumes. Kronos' first quarter 2000 sales volumes increased 24% from the first quarter of 1999 and was even with the fourth quarter of last year, reflecting sustained strong demand in all major regions. Kronos' production volumes in the first quarter of 2000 were 16% higher than the comparable period in 1999, with utilization rates near full capacity versus 86% capacity utilization in the first quarter of 1999. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the first quarter of 2000 were even with the first quarter of 1999, and were 3% higher than the fourth quarter of 1999. During the first quarter of 2000, Kronos announced additional price increases in Europe that are effective in the second quarter of this year. NL believes demand for TiO2 will remain strong in the near term as a result of seasonally high sales to the coatings industry, resulting in continued upward pressure on selling prices.

         NL expects its TiO2 sales volumes in 2000 will be slightly higher than its sales volumes in 1999. If TiO2 demand remains robust in the second half of 2000, NL expects additional price increases could be announced later in 2000. The successful implementation of any such price increase will depend on market conditions. As a result of anticipated higher TiO2 average selling prices and production volumes and continued focus on controlling costs, NL expects its chemicals operating income in 2000 will be higher than 1999. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the Euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the first quarter of 2000 were approximately 6% lower than the first quarter of 1999. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the Euro, decreased TiO2 sales in the first quarter of 2000 by a net $14 million compared to the first quarter of 1999. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant during the first quarter of 2000 compared to the same period in 1999.

         Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $5.0 million and $4.8 million in the first quarter of 1999 and 2000, respectively, as compared to amounts separately reported by NL. As discussed below, the Company commenced consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 20% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Prior to the Company's consolidation of Tremont's results of operations effective January 1, 2000, amortization of such purchase accounting adjustments were included in the Company's equity in earnings of Tremont. In the first quarter of 2000, amortization of such Tremont purchase accounting adjustments further reduced chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $1.6 million. Had the Company consolidated Tremont's results of operations effective January 1, 1999, amortization of Tremont's purchase accounting adjustments related to NL would have further reduced chemicals operating income, as presented above, for the first quarter of 1999 by $1.7 million.

Component Products

                                               Three months ended
                                                     March 31,              %
                                                1999            2000      Change
                                                ----            ----      ------
                                                   (In millions)

Net sales ..........................          $  55.2        $  66.1        +20%
Operating income ...................              9.5           10.9        +14%

         Component products sales and operating income increased in the first quarter of 2000 compared to the same period in 1999 due primarily to increased demand for CompX's office furniture products, market share gains for its slide products and the effect of acquisitions. Excluding the effect of acquisitions, component products net sales increased 7% in the first quarter of 2000 compared to the first quarter of 1999, with sales of slides increasing 13%, ergonomic products sales increasing 7% and sales of security products essentially flat. Component products operating income margins decreased in the first quarter of 2000 compared to the first quarter of 1999 due to lower-margin sales generated by the lock operations acquired in January 2000 and due to a change in product mix with increased sales of certain lower-margin slide products.

        CompX has substantial operations and assets located outside the United States (principally Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch Guilder and the Euro. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2000, weakness in the Euro negatively impacted component products sales and operating income comparisons (principally with respect to slide products). Excluding the effect of currency and acquisitions, component products sales increased 9% in the first quarter of 2000 compared to the first quarter of 1999, and operating income increased 16%.

Waste Management

         As previously reported, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. Prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. During the first quarter of 1999, Waste Control Specialists reported sales of $3.6 million, an operating loss (net loss before interest expense) of $5.1 million and a net loss of $5.2 million. During the first quarter of 2000, Waste Control Specialists reported sales of $4.6 million and an operating loss of $1.6 million. The improvement in Waste Control Specialists' results of operations is due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999.

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

         The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise. During the latest Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law which would allow the regulatory agency to issue a disposal permit to a private entity. While the legislative session ended without any change in state law, Waste Control Specialists has been pursuing other alternatives with respect to the disposal of low-level and mixed radioactive wastes, including obtaining certain modifications to its existing permits that would allow Waste Control Specialists to dispose of certain types of low-level and mixed radioactive wastes. Waste Control Specialists has obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally occurring radioactive material and exempt level materials (radioactive materials that do not exceed certain specified radioactive concentrations and are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes that continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue permit modifications to further expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. In addition, Waste Control Specialists currently expects to continue to support a change in state law, as discussed above, during the next Texas legislative session which begins in January 2001. Expenditures associated with any additional permit modifications concerning the disposal of low-level and mixed radioactive wastes in the next few quarters are expected to be significantly lower than those incurred in connection with the Texas legislative session which ended in May 1999. There can be no assurance that Waste Control Specialists will be successful in obtaining any future permit modifications.

         Waste Control Specialists has entered into an agreement with an independent contractor pursuant to which the contractor will operate certain indirect thermal desorption equipment owned by the contractor on behalf of Waste Control Specialists at its West Texas facility. This equipment and related technology is expected to allow Waste Control Specialists to process and dispose of new hazardous waste streams (principally refinery wastes) beginning in the second quarter of 2000.

         The completion of the Texas legislative session in May 1999 resulted in a significant reduction in the Company's expenditures for permitting during the last half of 1999 and first quarter of 2000 compared to the first half of 1999. Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the last half of 1999 and the first quarter of 2000 compared to the first half of 1999. Waste Control Specialists is also refocusing its sales and marketing efforts to (i) emphasize opportunities where Waste Control Specialists believes it has unique permitting capabilities for the treatment and storage of mixed radioactive wastes that currently provide Waste Control Specialists with certain competitive advantages and (ii) capitalize on the recent permit modifications regarding disposal of certain types of low-level radioactive wastes. Realizing significant sales volumes from these types of waste streams may involve lengthy negotiations and due diligence processes necessary to satisfy potential customers of the adequacy of Waste Control Specialists' permitting ability for its facility and compliance with regulatory procedures. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

Tremont Corporation and TIMET

         As previously reported, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, the Company accounted for its interest in Tremont by the equity method.

         Tremont accounts for its interests in both NL and TIMET by the equity method. NL's results of operations are discussed above. Tremont's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont compared to amounts separately-reported by TIMET.

         During the first quarter of 2000, TIMET reported sales of $104.7 million, an operating loss of $18.4 million and a net loss of $15.1 million compared to sales of $134.1 million, an operating loss of $1.4 million and a net loss or $3.9 million in the first quarter of 1999. TIMET's results in the first quarter of 2000 were below those of the same period in 1999 due principally to a 11% decline in mill products sales volumes and a 6% decline in mill products average selling prices. In addition, TIMET's sales volumes of ingot and slab in the first quarter of 2000 decreased 30% compared to the first quarter of 1999, and average selling prices for ingot and slab declined 2%. Compared to the fourth quarter of last year, TIMET's mill products sales volumes decreased 4% in the first quarter of 2000, while average selling prices increased 4%. Sales volumes of ingot and slab in the first quarter of 2000 increased 38% from the relatively-weak sales volumes of the fourth quarter of 1999, and average selling prices increased slightly. TIMET's results in the first quarter of 2000 also include $9.2 million of special items, consisting of restructuring charges ($3.7 million), equipment-related impairment charges ($3.4 million) and environmental remediation charges ($3.3 million), offset by a $1.2 million gain from the sale of its castings joint venture. The restructuring charge relates to previously-announced personnel reductions of about 250 employees, approximately two-thirds of which were accomplished as of March 31, 2000, with substantially all of the remainder expected to be accomplished by the end of June 2000.

         TIMET's customers and end-users continue to indicate that a substantial titanium inventory overhang exists throughout the aerospace industry supply chain that, along with the competitive environment, continues to place downward pressure on TIMET's sales volumes and selling prices in selected products. It is very difficult for TIMET to predict what will happen for the balance of 2000. Early indications are that TIMET's production volumes and operating margins, exclusive of special charges, will be somewhat lower in the remaining three quarters of 2000 compared to the first quarter. TIMET is seeking to stem this potential deterioration through a stronger sales effort, selective price reductions and additional cost reductions. It is too early for TIMET to determine how successful these efforts will be. TIMET's backlog was approximately $185 million at March 31, 2000, compared to $195 million at December 31, 1999 and $350 million at December 31, 1998.

         In March 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of TIMET's long-term sales agreement with Boeing. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. Boeing has not yet filed a formal response to TIMET's complaint. TIMET and Boeing have begun discussions to determine if a settlement of this litigation can be reached. No assurance can be given that any settlement will be reached.

         Tremont periodically evaluates the net carrying value of its long-term assets, principally its investments in NL and TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. At March 31, 2000, Tremont's net carrying value of its investment in TIMET was $6.57 per share compared to a NYSE market price at that date of $4.38.

General corporate and other items

         General corporate. General corporate interest and dividend income increased in the first quarter of 2000 compared to the first quarter of 1999 due primarily to a higher level of distributions received from The Amalgamated Sugar Company LLC. However, as discussed below, aggregate general corporate interest and dividend income is currently expected to be lower during the remainder of 2000 compared to the same periods in 1999 due primarily to a lower level of LLC distributions expected to be received.

         Securities transactions in the first quarter of 1999 relate principally to the disposition of a portion of the shares of Halliburton Company common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 3 and 7 to the Consolidated Financial Statements. Any additional exchanges in 2000 or thereafter would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 2000, the Company currently expects securities transactions in 2000 will be nominal.

         Interest expense. Interest expense declined in the first quarter of 2000 compared to the first quarter of 1999 due primarily to a lower average level of outstanding indebtedness and lower average European borrowing rates at NL. Assuming interest rates do not increase significantly from current levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges, interest expense in 2000 is not expected to be significantly different from interest expense in 1999 due principally to the net effects of (i) lower expected levels of outstanding indebtedness and interest rates with respect to NL, (ii) higher levels of outstanding indebtedness with respect to CompX and (iii) the consolidation of Tremont's results of operations effective January 1, 2000.

         Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 10 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Certain subsidiaries, including NL, Tremont and CompX, are not members of the consolidated U.S. tax group and the Company provides incremental income taxes on such earnings.

         During the first quarter of 2000, NL reduced its deferred income tax valuation allowance by $1.3 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. During the first quarter of 2000, Tremont increased its deferred income tax valuation allowance by $1.7 million primarily due to its equity in losses of TIMET for which recognition of a deferred tax benefit is not currently considered appropriate under the "more-likely-than-not" recognition criteria.

         Minority  interest.,   See  Note  11  to  the  Consolidated   Financial
Statements. As discussed above, the Company commenced consolidating Tremont's results of operations beginning in 2000. Consequently, the Company commenced reporting minority interest in Tremont's net earnings or losses beginning in 2000. Minority interest in earnings of Tremont's subsidiaries in 2000 relates to TRECO L.L.C., a 75%-owned subsidiary of Tremont that holds Tremont's interests in certain joint ventures. Minority interest in earnings of NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

         Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

         Investing and financing activities. Approximately 55% of the Company's aggregate capital expenditures during the first quarter of 2000 relate to NL, and substantially all of the remainder relates to CompX.

         During the first quarter of 2000, (i) CompX acquired a lock producer for $9 million using borrowings under its unsecured revolving bank credit facility, (ii) NL purchased $10.3 million of shares of its common stock and
(iii) NL and Valhi purchased an aggregate of $20.7 million of shares of Tremont common stock.

         During the first quarter of 2000, (i) CompX borrowed $12 million under its unsecured revolving bank credit facility, (ii) Valhi borrowed an aggregate of $16 million under its bank credit facility, (iii) Valhi repaid a net $2.3 million of short-term borrowings from Contran and (iv) Tremont increased its short-term borrowings from Contran by a net of $1 million.

         At March 31, 2000, unused credit available under existing credit facilities approximated $91 million, which was comprised of $68 million available to CompX under its revolving senior credit facility discussed below, $11 million available to NL under non-U.S. credit facilities and $12 million available to Valhi under its revolving bank credit facility.


Chemicals - NL Industries

         In November 1999, NL's board of directors authorized NL to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through March 31, 2000, NL had purchased 1.3 million of its shares pursuant to such authorization for an aggregate of $17.5 million, including $10.3 million purchased in the first quarter of 2000.

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at March 31, 2000) relating to 1994. NL appealed the 1994 assessment, and in February 2000 the Norwegian local court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted such tax authorities' assessment was overstated by NOK 34 million ($4 million). In March 2000, the tax authorities agreed with the Norwegian local court and reduced the 1994 assessment to NOK 17 million ($2 million). The tax authorities recently issued a NOK 13 million ($2 million) assessment for 1996, which was computed on a basis similar to the revised 1994 assessment. NL has appealed the local court's decision on the primary issue related to the 1994 assessment to a higher court, and the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien for the 1994 tax assessment on its Norwegian Ti02 plant in favor of the Norwegian tax authorities, and NL expects to grant an additional lien on the plant related to the 1996 assessment.

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

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($110 million at March 31, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any potential insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury, property damage and government expenditures allegedly arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         On May 3, 2000, a confederation of labor organizations in Norway implemented a work stoppage directed at various Norwegian employers, including NL's 30,000 metric ton TiO2 facility and ilmenite mining operations. NL does not expect the work stoppage will be lengthy or to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

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

Component products - CompX International

         In January 2000, CompX acquired a lock producer for $9 million cash consideration using primarily borrowings under its bank credit facility.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables, at March 31, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through June 2000 to exchange an aggregate of $9 million for an equivalent amount of Canadian dollars at exchange rates of approximately Cdn. $1.46 per U.S. dollar. Subsequent to March 31, 2000, to manage exchange rate risk associated with its future sales, CompX entered into additional forward exchange contracts to exchange an aggregate of $18 million for an equivalent amount of Canadian dollars at exchange rates between approximately Cdn. $1.46 and Cdn. $1.47. Such contracts mature through December 2000.

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

Tremont Corporation and Titanium Metals Corporation

         Tremont. Tremont is primarily a holding company which, at March 31, 2000, owned approximately 39% of TIMET and 20% of NL. At March 31, 2000, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $54 million and $133 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through March 31, 2000, Tremont had net borrowings of $14.7 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Tremont expects to begin to repay such loan from Contran in 2000 as the cash received from its dividends from NL, which increased its quarterly dividend rate to $.15 per share beginning in 2000, is expected to exceed its other cash requirements (including its dividends).

         In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of March 31, 2000, Tremont had acquired 1.2 million shares under such authorization. No such shares were acquired in 1999 or the first quarter of 2000. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

         TIMET. At March 31, 2000, TIMET had net debt of approximately $73 million ($79 million of notes payable and long-term debt and $6 million of cash and equivalents). In February 2000, TIMET entered into a new $125 million U.S. revolving credit agreement which replaced its previous U.S. credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. The new facility limits additional indebtedness of TIMET, prohibits the payment of common stock dividends and contains other covenants customary in lending transactions of this type. In addition, in February 2000 TIMET also entered into a new U.K. credit facility denominated in Pound Sterling which replaced its prior U.K. credit facility. At March 31, 2000, TIMET had $95 million of borrowing availability, principally under these new facilities. TIMET believes these two new credit facilities will provide TIMET with the liquidity necessary for its current market and operating conditions.

         At March 31, 2000, TIMET had $201.3 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. TIMET's new U.S. credit facility prohibits the payment of dividends on TIMET's common stock, and the facility also prohibits the payment of dividends on the convertible preferred securities under certain conditions. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. Although the dividend payments are deferred, interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET has stated that its goal is to resume dividends on the convertible preferred
securities   when  the   outlook  for  its   results  of   operations   improves
substantially.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued but, through March 31, 2000, have not been paid due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued dividends on the SMC preferred securities ($8 million at March 31, 2000) as a non-current asset. In April 2000, TIMET received a $1.3 million quarterly dividend payment on the SMC Preferred Stock. There can be no assurance that TIMET will receive additional dividends during the remainder of 2000. TIMET currently believes it will realize the carrying value of its investment in the SMC Preferred Stock.

         A preliminary study of environmental issues at TIMET's Nevada facility was completed late in the first quarter of 2000. TIMET accrued $3.3 million based on the estimated cost of groundwater remediation activities described in the study. The undiscounted environmental remediation charges are expected to be paid over a period of up to thirty years.

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

General corporate - Valhi

         Valhi's operations are conducted primarily through its subsidiaries (NL Industries, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend to from $.035 per share to $.15 per share in the first quarter of 2000. At the current $.15 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at March 31, 2000, Valhi would receive aggregate annual dividends from NL of approximately $18.1 million. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the 3.8 million Tremont shares owned by Valhi at March 31, 2000 (which includes Tremont shares purchased late in the first quarter of 2000), Valhi would receive aggregate annual dividends from Tremont of approximately $1 million. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and Valcor, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At March 31, 2000, Valhi had $12 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $37 million of outstanding borrowings under its revolving bank credit agreement. In addition, Valhi had $12 million of borrowing availability under its bank credit facility.

         Valhi's LYONs do not require current cash debt service. At March 31, 2000, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at March 31, 2000, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $28 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At March 31, 2000, the LYONs had an accreted value equivalent to approximately $35.00 per Halliburton share, and the market price of the Halliburton common stock was $41.13 per share.

         Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an agricultural cooperative formed by certain sugarbeet growers in Amalgamated's area of operation. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Such loans bear interest (which is paid monthly) at a weighted average fixed interest rate of 9.4%, are presently nonrecourse to Valhi and are collateralized by the Company's investment in the LLC ($170 million carrying value at March 31, 2000). Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Notes 3, 5 and 7 to the Consolidated Financial Statements.

         The terms of the LLC provide for annual "base level" of cash dividend distributions (sometimes referred to distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. Each month, the LLC estimates its distributable cash for the year and makes a distribution based on such estimated distributable cash. Revisions during the year of such estimated distributable cash result in adjustments to the amount of dividend distributions paid by the LLC in the month such revisions are made. The Company records dividend distributions from the LLC as income upon receipt, which is the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered.

         The Company has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. Over the past year, the refined sugar industry has been experiencing, among other things, downward pressure on selling prices due principally to relative supply/demand relationships. Snake River's board of directors are authorized to require the sugarbeet growers to make capital contributions to Snake River in the form of "unit retains." Such unit retain capital contributions are deducted from the payments made to the growers for supplying the LLC with sugarbeets, thereby decreasing the LLC's raw material costs. During each of 1998 and 1999, Snake River's board of directors authorized such unit retains in order to (i) increase the profitability and cash flows of the LLC and (ii) maintain the Company's cumulative distributions above the specified levels. Through March 31, 2000, the Company's cumulative distributions from the LLC had not fallen below such specified levels, in part because of the LLC's previous estimate of the amount it would ultimately pay the growers for supplying sugarbeets to the LLC during 2000, including the effect of unit retains.

         Effective April 2000, the LLC increased its estimate of the amount it would pay the growers for supplying sugarbeets to the LLC during 2000, which reduced previous estimates of the LLC's distributable cash for 2000. Consequently, the LLC did not pay a distribution to the Company during April 2000. Although this resulted in the Company's cumulative distributions from the LLC becoming lower than the specified levels referred to above, to date the Company has not yet exercised its right to temporarily take control of the LLC. If the Company exercises such right, it would be required to escrow certain funds pursuant to an agreement with Snake River's third-party senior lender, unless the Company and Snake River's third-party lender otherwise mutually agree. While the Company did not receive a distribution from the LLC in April 2000, the Company did pay the April 2000 interest payment owed under its $250 million in loans from Snake River.

         The LLC will continue to estimate its distributable cash each month for the remainder of 2000 and, if such estimates warrant, make additional dividend distributions at that time. The Company received $6.6 million of LLC distributions in the first quarter of 2000. If the LLC's actual distributable cash for 2000 (which will not be known until the first quarter of 2001 when the LLC's audited financial statements for 2000 are issued) is less than this $6.6 million plus the amount, if any, of LLC distributions received during the remainder of 2000, the Company would be required to refund such shortfall at the time such actual distributable cash for 2000 is determined.

         Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River was limited in the amount of debt service it could pay on the $80 million loan to $3 million in 1998, $7.2 million in 1999 and $950,000 in the first quarter of 2000. At March 31, 2000, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $14 million. The Company is presently uncertain whether it will receive additional payments for debt service on the $80 million loan during the remainder of 2000 due to the covenants contained in Snake River's third-party senior debt. The Company currently believes it will ultimately realize both the $80 million principal amount and the $14 million of accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

         Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes. The cash proceeds that would be generated from such a disposition would likely be less than the specified redemption price due to Snake River's ability to simultaneously call its $250 million loans to Valhi. As a result, the net cash proceeds generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the 1999 Annual Report for descriptions of certain legal proceedings.

         In April 2000, a complaint was filed in the United States District Court, District of Utah, Central Division against Waste Control Specialists LLC (Envirocare of Utah, Inc., et al. v. Waste Control Specialists LLC, et al., No. 2-00CV-0324J). The complaint alleges, among other things, that the defendants, individually and in concert, published defamatory and disparaging statements regarding plaintiffs and have engaged in other conduct causing injury to plaintiffs in Utah. The complaint seeks unspecified damages for defamation per se, defamation, false light invasion of privacy, injurious falsehood and tortious interference with current and prospective economic advantage. Waste Control Specialists believes the complaint is without merit and intends to deny all allegations of wrongdoing and to defend the action vigorously.

         Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In March 2000, the Fourth Department intermediate appellate court denied plaintiffs' request to seek review.

         Sweet, et al. v. Sheahan, et al. (No. 97-CV-1666/LEK-DNH), In March 2000, plaintiffs voluntarily dismissed all defendants other than the landlord without prejudice.

         Cofield, et al. v. Lead Industries Association, et al. (No. 24-C-099-004491). In March 2000, the Federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to State Court. In April 2000, defendants filed an additional motion to dismiss all claims for lack of product identification.

         City of St. Louis v. Lead Industries Association, et al. (No. 002-245, Division 1). In March 2000, defendants removed the case to Missouri federal court. In April 2000, plaintiff filed a motion to remand to State Court and an amended complaint seeking to add additional Missouri defendant residents.

         In April 2000,  NL was served with a complaint in County of Santa Clara
v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). The County of Santa Clara seeks to represent a class of all public entities in California. The County seeks from defendants (eight present or former pigment or paint manufacturing companies, including NL, and the Lead Industries Association) compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profits and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment and indemnity, and includes market share liability allegations. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 - Financial Data Schedule for the three-month period ended March 31, 2000.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2000.

               February 10, 2000    - Reported Items 5 and 7.
               February 15, 2000    - Reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALHI, INC.
                                             ---------------------------------
                                             (Registrant)



Date   May 12, 2000                          By /s/ Bobby D. O'Brien
     ----------------                        ------------------------------
                                             Bobby D. O'Brien
                                             (Vice President and Treasurer,
                                             Principal Financial Officer)



Date   May 12, 2000                          By /s/ Gregory M. Swalwell
     ----------------                        ------------------------------
                                             Gregory M. Swalwell
                                             (Vice President and Controller,
                                             Principal Accounting Officer)