Form 10-Q
period 2000-06-30
VALHI INC /DE/
filed 2000-08-11
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2000           Commission file number 1-5467
          -----------------                                ------




                                  VALHI, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes X No



Number of shares of common stock outstanding on July 31, 2000: 114,680,014.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                    Page
                                                                   number

Part I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements.

             Consolidated Balance Sheets - December 31, 1999
              and June 30, 2000                                     3-4

             Consolidated Statements of Income -
              Three months and six months ended
              June 30, 1999 and 2000                                5-6

             Consolidated Statements of Comprehensive Income -
              Six months ended June 30, 1999 and 2000                7

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2000                         8

             Consolidated Statements of Cash Flows -
              Six months ended June 30, 1999 and 2000               9-10

             Notes to Consolidated Financial Statements            11-18

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                 19-34

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                    35-36

  Item 4.    Submission of Matters to a Vote of Security Holders    36

  Item 6.    Exhibits and Reports on Form 8-K.                      36

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                 December 31,       June 30,
                                                        1999              2000
                                                        ----              ----

Current assets:
  Cash and cash equivalents ..................       $  174,982       $  183,278
  Legal settlement receivable ................             --             45,000
  Accounts and other receivables .............          202,200          227,287
  Refundable income taxes ....................            5,146            2,840
  Receivables from affiliates ................           14,606            2,604
  Inventories ................................          219,618          190,055
  Prepaid expenses ...........................            7,221            6,335
  Deferred income taxes ......................           14,330           13,683
                                                     ----------       ----------

      Total current assets ...................          638,103          671,082
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          266,362          268,604
  Investment in affiliates ...................          256,982          242,478
  Loans and notes receivable .................           83,268           83,116
  Mining properties ..........................           17,035           13,917
  Prepaid pension costs ......................           23,271           21,685
  Goodwill ...................................          356,523          349,808
  Deferred income taxes ......................            2,672            1,710
  Other ......................................           22,467           22,082
                                                     ----------       ----------

      Total other assets .....................        1,028,580        1,003,400
                                                     ----------       ----------

Property and equipment:
  Land .......................................           25,952           25,149
  Buildings ..................................          167,100          160,458
  Equipment ..................................          550,145          526,381
  Construction in progress ...................           13,843           25,453
                                                     ----------       ----------
                                                        757,040          737,441
  Less accumulated depreciation ..............          188,554          199,720
                                                     ----------       ----------

      Net property and equipment .............          568,486          537,721
                                                     ----------       ----------

                                                     $2,235,169       $2,212,203
                                                     ==========       ==========





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)



   LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,       June 30,
                                                       1999             2000
                                                       ----             ----

Current liabilities:
  Notes payable ..............................     $    57,076      $    36,418
  Current maturities of long-term debt .......          27,846           21,638
  Accounts payable ...........................          70,971           64,899
  Accrued liabilities ........................         163,556          165,400
  Payables to affiliates .....................          25,266           24,390
  Income taxes ...............................           7,203           13,016
  Deferred income taxes ......................             326              767
                                                   -----------      -----------

      Total current liabilities ..............         352,244          326,528
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         609,339          629,197
  Accrued OPEB costs .........................          58,756           51,001
  Accrued pension costs ......................          39,612           32,045
  Accrued environmental costs ................          73,062           62,424
  Deferred income taxes ......................         266,752          277,803
  Other ......................................          45,164           43,426
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,092,685        1,095,896
                                                   -----------      -----------

Minority interest ............................         200,826          177,637
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,256            1,257
  Additional paid-in capital .................          43,444           44,247
  Retained earnings ..........................         538,744          572,617
  Accumulated other comprehensive income:
    Marketable securities ....................         127,837          129,892
    Currency translation .....................         (40,833)         (55,524)
    Pension liabilities ......................          (5,775)          (4,834)
  Treasury stock .............................         (75,259)         (75,513)
                                                   -----------      -----------

      Total stockholders' equity .............         589,414          612,142
                                                   -----------      -----------

                                                   $ 2,235,169      $ 2,212,203
                                                   ===========      ===========



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                            Three months ended         Six months ended
                                                  June 30,                 June 30,
                                            -------------------       -------------------
                                             1999         2000         1999         2000
                                             ----         ----         ----         ----

Revenues and other income:
  Net sales ...........................   $ 287,536    $ 319,944    $ 544,310    $ 621,672
  Other, net ..........................      20,890       62,009       36,977       77,881
                                          ---------    ---------    ---------    ---------

                                            308,426      381,953      581,287      699,553
                                          ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of sales .......................     208,961      216,437      397,476      431,040
  Selling, general and administrative .      44,663       53,240       89,275      103,213
  Interest ............................      17,952       17,673       36,363       35,021
                                          ---------    ---------    ---------    ---------

                                            271,576      287,350      523,114      569,274
                                          ---------    ---------    ---------    ---------

                                             36,850       94,603       58,173      130,279
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")        --         (2,190)        --         (6,511)
  Tremont Corporation* ................       5,192         --          4,491         --
  Waste Control Specialists* ..........      (3,272)        --         (8,496)        --
  Other ...............................        --             (7)        --            269
                                          ---------    ---------    ---------    ---------

    Income before income taxes ........      38,770       92,406       54,168      124,037

Provision for income taxes (benefit) ..     (74,290)      40,292      (69,179)      55,064

Minority interest in after-tax earnings      51,188       17,144       59,112       23,518
                                          ---------    ---------    ---------    ---------

    Income from continuing operations .      61,872       34,970       64,235       45,455

Discontinued operations ...............       2,000         --          2,000         --
                                          ---------    ---------    ---------    ---------

    Net income ........................   $  63,872    $  34,970    $  66,235    $  45,455
                                          =========    =========    =========    =========








*Prior to consolidation.






          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)



                                                                  Three months ended             Six months ended
                                                                       June 30,                       June 30,
                                                                 -------------------             -------------
                                                                 1999           2000            1999           2000
                                                                 ----           ----            ----           ----

Basic earnings per common share:
  Continuing operations ............................   $       .54   $       .30   $       .56   $       .39
  Discontinued operations ..........................           .02          --             .02          --
                                                       -----------   -----------   -----------   -----------

    Net income .....................................   $       .56   $       .30   $       .58   $       .39
                                                       ===========   ===========   ===========   ===========

Diluted earnings per common share:
  Continuing operations ............................   $       .53   $       .30   $       .55   $       .39
  Discontinued operations ..........................           .02          --             .02          --
                                                       -----------   -----------   -----------   -----------

    Net income .....................................   $       .55   $       .30   $       .57   $       .39
                                                       ===========   ===========   ===========   ===========


Cash dividends per share ...........................   $       .05   $       .05   $       .10   $       .10
                                                       ===========   ===========   ===========   ===========


Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................       115,011       115,116       114,997       115,103
  Dilutive impact of outstanding
   stock options ...................................         1,182         1,124         1,192         1,115
                                                       -----------   -----------   -----------   -----------

  Diluted earnings per share .......................       116,193       116,240       116,189       116,218
                                                       ===========   ===========   ===========   ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)



                                                            1999         2000
                                                            ----         ----

Net income ...........................................    $ 66,235     $ 45,455
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains arising during the period .......       3,652        2,080
    Less reclassification for gains included
     in net income ...................................        (425)         (25)
                                                          --------     --------
                                                             3,227        2,055

  Currency translation adjustment ....................     (14,589)     (14,691)

  Pension liabilities adjustment .....................      (3,568)         941
                                                          --------     --------

    Total other comprehensive income (loss), net .....     (14,930)     (11,695)
                                                          --------     --------

      Comprehensive income ...........................    $ 51,305     $ 33,760
                                                          ========     ========





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2000

                                 (In thousands)


                                                 Additional           Accumulated other comprehensive income              Total
                                         Common   paid-in    Retained   Marketable  Currency     Pension   Treasury   stockholders'
                                         stock    capital    earnings   securities translation liabilities  stock        equity
                                         ------  ---------   --------   ---------- ----------- -----------  -------      ------

Balance at December 31, 1999 .........   $1,256   $43,444   $ 538,744    $127,837   $(40,833)   $(5,775)   $(75,259)   $ 589,414

Net income ...........................     --        --        45,455        --         --         --          --         45,455
Dividends ............................     --        --       (11,582)       --         --         --          --        (11,582)
Other comprehensive income (loss), net     --        --          --         2,055    (14,691)       941        --        (11,695)
Other, net ...........................        1       803        --          --         --         --          (254)         550
                                         ------   -------   ---------    --------   --------    -------    --------    ---------

Balance at June 30, 2000 .............   $1,257   $44,247   $ 572,617    $129,892   $(55,524)   $(4,834)   $(75,513)   $ 612,142
                                         ======   =======   =========    ========   ========    =======    ========    =========


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                            1999           2000
                                                            ----           ----

Cash flows from operating activities:
  Net income .........................................    $ 66,235     $ 45,455
  Depreciation, depletion and amortization ...........      31,747       36,070
  Legal settlement, net ..............................        --        (43,000)
  Securities transactions ............................        (654)      (5,591)
  Noncash interest expense ...........................       4,857        4,628
  Deferred income taxes ..............................     (77,243)      29,654
  Minority interest ..................................      59,112       23,518
  Other, net .........................................      (4,504)      (4,332)
  Equity in:
    TIMET ............................................        --          6,511
    Tremont Corporation ..............................      (4,491)        --
    Waste Control Specialists ........................       8,496         --
    Discontinued operations ..........................      (2,000)        --
    Other ............................................        --           (269)
  Distributions from:
    Manufacturing joint venture ......................      11,150        5,250
    Tremont Corporation ..............................         432         --
    Other ............................................        --             81
                                                          --------     --------

                                                            93,137       97,975

  Change in assets and liabilities:
    Accounts and other receivables ...................     (45,830)     (33,551)
    Inventories ......................................       8,489       24,836
    Accounts payable and accrued liabilities .........     (16,592)     (10,575)
    Accounts with affiliates .........................      (7,852)      10,277
    Income taxes .....................................       3,813        8,091
    Other, net .......................................      (9,724)         621
                                                          --------     --------

        Net cash provided by operating activities ....      25,441       97,674
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (26,364)     (23,928)
  Purchases of:
    Business units ...................................     (53,084)      (9,475)
    Tremont common stock .............................      (1,945)     (20,681)
    NL common stock ..................................        --        (13,958)
    CompX common stock ...............................        (624)        --
  Investment in Waste Control Specialists (prior
   to consolidation) .................................     (10,000)        --
  Proceeds from disposal of:
    Marketable securities ............................       6,588         --
    Discontinued operations ..........................       2,000         --
  Loans to affiliates:
    Loans ............................................      (6,000)     (21,969)
    Collections ......................................       6,000       21,969
  Other, net .........................................       2,131        2,012
                                                          --------     --------

        Net cash used by investing activities ........     (81,298)     (66,030)
                                                          --------     --------





          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 1999 and 2000

                                 (In thousands)

                                                            1999          2000
                                                            ----          ----

Cash flows from financing activities:
  Indebtedness:
  Borrowings .........................................   $  76,271    $  29,795
  Principal payments .................................     (72,043)     (35,937)
Loans from affiliate:
  Loans ..............................................      29,000        2,329
  Repayments .........................................     (22,100)      (3,082)
Valhi dividends paid .................................     (11,571)     (11,582)
Distributions to minority interest ...................      (1,524)      (4,901)
Other, net ...........................................         609        1,357
                                                         ---------    ---------

    Net cash used by financing activities ............      (1,358)     (22,021)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (57,215)       9,623
  Currency translation ...............................      (3,366)      (1,327)
  Business units acquired ............................       4,157         --
  Consolidation of Waste Control Specialists .........         734         --
Cash and equivalents at beginning of period ..........     224,572      174,982
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 168,882    $ 183,278
                                                         =========    =========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  31,704    $  30,679
    Income taxes, net ................................       4,869        6,162

  Business units acquired - net assets consolidated:
    Cash and cash equivalents ........................   $   4,157    $    --
    Goodwill and other intangible assets .............      15,800        2,539
    Other non-cash assets ............................      52,799        8,458
    Liabilities ......................................     (19,672)      (1,522)
                                                         ---------    ---------

      Cash paid ......................................   $  53,084    $   9,475
                                                         =========    =========

  Consolidation of Waste Control Specialists
   - net assets consolidated:
    Cash and cash equivalents ........................   $     734    $    --
    Property and equipment ...........................      23,128         --
    Other non-cash assets ............................       9,843         --
    Liabilities ......................................     (22,201)        --
                                                         ---------    ---------

      Net investment at date of consolidation ........   $  11,504    $    --
                                                         =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

         The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2000, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 1999 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation, and certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

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


Note 2 -       Business segment information:

                                                              % owned at
    Operations                 Principal entities            June 30, 2000

  Chemicals             NL Industries, Inc.                         60%*
  Component products    CompX International Inc.                    64%
  Titanium metals       Tremont Corporation                         61%*
  Waste management      Waste Control Specialists                   69%

* Tremont is a holding company which owns 39% of TIMET and an additional 20% of NL. NL owns an additional 9% of Tremont.

                                          Three months ended   Six months ended
                                                June 30,            June 30,
                                          ------------------   ----------------
                                            1999      2000       1999     2000
                                            ----      ----       ----     ----
                                                      (In millions)

Net sales:
  Chemicals ............................   $232.5    $251.1    $434.1    $482.1
  Component products ...................     55.0      65.1     110.2     131.2
  Waste management (after consolidation)     --         3.8      --         8.4
                                           ------    ------    ------    ------

    Total net sales ....................   $287.5    $320.0    $544.3    $621.7
                                           ======    ======    ======    ======

Operating income:
  Chemicals ............................   $ 39.2    $ 56.5    $ 65.2    $ 96.3
  Component products ...................      9.7      11.5      19.2      22.4
  Waste management (after consolidation)     --        (1.4)     --        (3.0)
                                           ------    ------    ------    ------

    Total operating income .............     48.9      66.6      84.4     115.7

General corporate items:
  Legal settlement gain, net ...........     --        43.0      --        43.0
  Interest and dividend income .........     10.9       8.8      21.5      20.3
  Securities transactions ..............       .6       5.6        .6       5.6
  Expenses, net ........................     (5.6)    (11.8)    (12.0)    (19.4)
Interest expense .......................    (18.0)    (17.7)    (36.4)    (35.0)
                                           ------    ------    ------    ------
                                             36.8      94.5      58.1     130.2
Equity in:
  TIMET ................................     --        (2.2)     --        (6.5)
  Tremont Corporation ..................      5.2      --         4.5      --
  Waste Control Specialists ............     (3.3)     --        (8.5)     --
  Other ................................     --        --        --          .3
                                           ------    ------    ------    ------

    Income before income taxes .........   $ 38.7    $ 92.3    $ 54.1    $124.0
                                           ======    ======    ======    ======


         In January 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration. The Company accounted for this acquisition by the purchase method. During the first six months of 2000, (i) NL purchased shares of its common stock in market transactions for an aggregate of $14.0 million and
(ii) Valhi and NL each purchased shares of Tremont common stock in market transactions for an aggregate of $20.7 million. The Company accounted for such increases in its ownership of NL and Tremont by the purchase method (step acquisitions).

         NL (NYSE: NL), CompX (NYSE:  CIX), Tremont (NYSE: TRE) and TIMET (NYSE:
TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                       December 31,      June 30,
                                                           1999            2000
                                                           ----            ----
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          91,825          96,020
Other common stocks ............................           4,537           2,584
                                                        --------        --------

                                                        $266,362        $268,604
                                                        ========        ========

        At June 30, 2000, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $47.19 per share, or an aggregate market value of $127 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 7. See the 1999 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale common stocks is approximately $8 million at June 30, 2000.

Note 4 -       Inventories:

                                                     December 31,       June 30,
                                                         1999            2000
                                                         ----            ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,861         $ 40,616
  Component products .........................            9,038           11,390
                                                       --------         --------
                                                         63,899           52,006
                                                       --------         --------
In process products:
  Chemicals ..................................            8,065            6,876
  Component products .........................            8,669           12,524
                                                       --------         --------
                                                         16,734           19,400
                                                       --------         --------

Finished products:
  Chemicals ..................................          100,973           81,253
  Component products .........................            9,898           11,938
                                                       --------         --------
                                                        110,871           93,191
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,114           25,458
                                                       --------         --------

                                                       $219,618         $190,055
                                                       ========         ========

Note 5 - Other noncurrent assets:

                                                      December 31,      June 30,
                                                          1999            2000
                                                          ----            ----
                                                              (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $157,552        $152,302
  TIMET ........................................          85,772          76,330
  Other ........................................          13,658          13,846
                                                        --------        --------

                                                        $256,982        $242,478
                                                        ========        ========

Loans and notes receivable:
  Snake River Sugar Company ....................        $ 80,000        $ 80,000
  Other ........................................           7,259           5,102
                                                        --------        --------
                                                          87,259          85,102
  Less current portion .........................           3,991           1,986
                                                        --------        --------

  Noncurrent portion ...........................        $ 83,268        $ 83,116
                                                        ========        ========

Intangible assets ..............................        $  6,979        $  6,493
Deferred financing costs .......................           3,668           3,287
Other ..........................................          11,820          12,302
                                                        --------        --------

                                                        $ 22,467        $ 22,082
                                                        ========        ========

         At June 30, 2000, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $4.69 per share, or an aggregate of $58 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for selected financial information concerning TIMET.

         As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has reached an agreement in principle with Snake River Sugar Company whereby, among other things, the interest rate on the Company's $80 million loan to Snake River would be decreased from 12.99% to 6.49% effective April 1, 2000. The accompanying consolidated financial statements have been prepared to reflect such lower interest rate effective April 1, 2000.

Note 6 -       Accrued liabilities:

                                                       December 31,     June 30,
                                                          1999           2000
                                                          ----           ----
                                                               (In thousands)

Current:
  Environmental costs ........................         $ 48,891         $ 62,164
  Employee benefits ..........................           45,674           41,606
  Interest ...................................            7,210            6,910
  Deferred income ............................            7,924            4,849
  Other ......................................           53,857           49,871
                                                       --------         --------

                                                       $163,556         $165,400
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 21,690         $ 22,210
  Employee benefits ..........................           11,403           11,879
  Deferred income ............................            9,573            7,513
  Other ......................................            2,498            1,824
                                                       --------         --------

                                                       $ 45,164         $ 43,426
                                                       ========         ========

Note 7 - Notes payable and long-term debt:

                                                           December 31, June 30,
                                                              1999        2000
                                                              ----        ----
                                                                (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 57,076     $ 36,418
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    LYONs ............................................       91,825       96,020
    Bank credit facility .............................       21,000       20,000
                                                           --------     --------

                                                            362,825      366,020
                                                           --------     --------

  NL Industries:
    Senior Secured Notes .............................      244,000      244,000
    Other ............................................          478          312
                                                           --------     --------

                                                            244,478      244,312
                                                           --------     --------

  Other subsidiaries:
    CompX bank credit facility .......................       20,000       31,000
    Waste Control Specialists bank term loan .........        4,304        5,423
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        3,147        1,649
                                                           --------     --------

                                                             29,882       40,503
                                                           --------     --------

                                                            637,185      650,835

  Less current maturities ............................       27,846       21,638
                                                           --------     --------

                                                           $609,339     $629,197
                                                           ========     ========

         In May 2000, Waste Control Specialists obtained a new bank term loan that replaced its prior bank term loan. The new term loan is due in installments through November 2004.

Note 8 - Accounts with affiliates:

                                                          December 31,  June 30,
                                                             1999        2000
                                                             ----        ----
                                                              (In thousands)

Receivables from affiliates:
Income taxes receivable from Contran ..............        $13,124        $1,232
TIMET .............................................            907           935
Other .............................................            575           437
                                                           -------        ------

                                                           $14,606        $2,604
                                                           =======        ======

Payables to affiliates:
Demand loan from Contran:
  Tremont ....................................          $13,743          $15,272
  Valhi ......................................            2,282             --
Louisiana Pigment Company ....................            8,381            8,059
Other ........................................              860            1,059
                                                        -------          -------

                                                        $25,266          $24,390
                                                        =======          =======

Note 9 - Minority interest:

                                                      December 31,      June 30,
                                                         1999             2000
                                                         ----             ----
                                                              (In thousands)

Minority interest in net assets:
NL Industries ..............................          $ 57,723          $ 61,580
Tremont Corporation ........................            81,451            52,035
CompX International ........................            53,487            55,703
Subsidiaries of NL .........................             3,903             4,075
Subsidiaries of Tremont ....................             4,159             4,244
Subsidiaries of CompX ......................               103              --
                                                      --------          --------

                                                      $200,826          $177,637
                                                      ========          ========

                                                           Six months ended
                                                               June 30,
                                                       1999               2000
                                                       ----               ----
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries ............................          $ 52,632           $ 17,629
Tremont Corporation ......................              --                  728
CompX International ......................             4,296              4,878
Subsidiaries of NL .......................             2,250                201
Subsidiaries of Tremont ..................              --                   85
Subsidiaries of CompX ....................               (66)                (3)
                                                    --------           --------

                                                    $ 59,112           $ 23,518
                                                    ========           ========

        As previously reported, all of Waste Control Specialists aggregate net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at June 30, 2000.

Note 10 -      Other income:

                                                             Six months ended
                                                                 June 30,
                                                          1999             2000
                                                          ----             ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest .....................          $21,475          $20,353
  Securities transactions ....................              654            5,591
                                                        -------          -------
                                                         22,129           25,944
Legal settlement gain, net ...................             --             43,000
Noncompete agreement income ..................            2,000            2,000
Currency transactions, net ...................            7,431            3,607
Other, net ...................................            5,417            3,330
                                                        -------          -------

                                                        $36,977          $77,881
                                                        =======          =======

         In the second quarter of 2000, NL received 389,691 shares of common stock of MetLife, Inc. pursuant to MetLife's demutualization. The Company recognized a $5.6 million securities transaction gain based on MetLife's initial public offering price of $14.25 per share. NL placed such common stock in a trust, the assets of which may only be used to pay for certain of NL's retiree benefits. The Company accounted for the $5.6 million contribution of the MetLife common stock to the trust as a reduction of its accrued OPEB costs.

        In the second quarter of 2000, NL recognized a $43 million net gain from a June 2000 settlement with one of its two principal former insurance carriers. The settlement resolved a court proceeding in which NL sought reimbursement from the carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. The $43 million gain is stated net of $2 million of commissions associated with the settlement. Proceeds from the settlement were transferred by the carrier in July 2000 to a special purpose trust formed by NL to pay for certain of its future remediation and other environmental expenditures.

Note 11 - Provision for income taxes:

                                                               Six months ended
                                                                   June 30,
                                                               1999        2000
                                                               ----        ----
                                                                 (In millions)

Expected tax expense .....................................     $19.0      $43.4
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........      10.4        9.6
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................     (85.1)       1.1
Settlement of German income tax audits ...................     (36.6)      --
Change in German income tax law ..........................      24.1       --
No tax benefit for goodwill amortization .................       2.0        2.7
U.S. state income taxes, net .............................        .2        1.1
Non-U.S. tax rates .......................................       (.8)      (3.1)
Other, net ...............................................      (2.4)        .2
                                                               -----      -----

                                                               $(69.2)    $55.0
                                                               =====      =====

Comprehensive provision (benefit)
 for income taxes allocated to:
  Income from continuing operations ......................     $(69.2)    $55.0
  Discontinued operations ................................      --         --
  Other comprehensive income:
    Marketable securities ................................       1.4        1.0
    Currency translation .................................      (8.8)     (11.0)
    Pension liabilities ..................................      (2.3)        .6
                                                               -----      -----

                                                               $(78.9)    $45.6
                                                               =====      =====

Note 12 - Accounting principles not yet adopted:

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

         The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101, if any, has not yet been determined, in part because the SEC is continuing to provide additional informal guidance and clarification concerning the exact requirements of SAB No.
101. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

         The Company reported income from continuing operations in the second quarter of 2000 of $35.0 million, or $.30 per diluted share, compared to income of $61.8 million, or $.53 per diluted share, in the second quarter of 1999 ($17.7 million, or $.15 per diluted share, in the second quarter of 2000 compared to income of $9.6 million, or $.08 per diluted share, in the second quarter of 1999 excluding the effects of non-recurring items discussed in the next paragraph). For the first six months of 2000, Valhi reported income from continuing operations of $45.5 million, or $.39 per diluted share, compared to income of $64.2 million, or $.55 per diluted share, in the first six months of 1999 ($28.2 million, or $.24 per diluted share, in the first six months of 2000 compared to income of $11.9 million, or $.10 per diluted share, in the first six months of 1999 excluding the effects of non-recurring items discussed in the next paragraph).

         The Company's results in 2000 include a $43 million second quarter pre-tax net gain ($17.3 million, or $.15 per diluted share, net of income taxes and minority interest) related to NL's June 2000 settlement with one of its two principal former insurance carriers. The settlement ends a court proceeding against the carrier in which NL sought reimbursement for legal defense expenditures and indemnity coverage for certain of NL's environmental remediation expenditures. Proceeds from the settlement will be used by NL to pay for certain of its future remediation and other environmental expenditures. The Company's results in 1999 include the previously-reported $90 million second quarter income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL.

        Total operating income in the second quarter of 2000 increased 36% compared to the second quarter of 1999, and increased 37% in the first six months of 2000 compared to the same period in 1999, due principally to higher chemicals earnings at NL.

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

                           Three months ended           Six months ended
                                 June 30,                    June 30,
                           ------------------      %    -----------------       %
                             1999      2000     Change   1999       2000     Change
                             ----      ----              ----       ----
                              (In millions)                         (In millions)

Net sales ..............    $232.5    $251.1       +8%  $434.1    $482.1      +11%
Operating income .......      39.2      56.5      +44%    65.2      96.3      +48%


         Kronos' sales and operating income in the second quarter and first six months of 2000 increased compared to the same periods in 1999 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes. In addition, chemicals operating income in 1999 includes a $5.3 million second quarter foreign currency transaction gain related to certain of NL's short-term intercompany cross-border financings that were settled in July 1999. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) during the second quarter of 2000 were 5% higher than the second quarter of 1999, with increased prices in all major regions. Compared to the first quarter of 2000, Kronos' average TiO2 selling prices in the second quarter of 2000 increased 3%, with higher prices in European and export markets and flat selling prices in North America. Kronos' average TiO2 selling prices in the first six months of 2000 were 3% higher than the same period in 1999, with increases in all major regions. Kronos' TiO2 sales volumes in the second quarter of 2000, the highest quarter in NL's history, were 9% higher than both the second quarter of 1999 and the first quarter of 2000, reflecting sustained demand in all major regions. TiO2 sales volumes in the first six months of 2000 were 16% higher than the first six months of 1999. Kronos' TiO2 production volumes in the second quarter of 2000 were slightly higher than the second quarter of 1999, with operating rates in both periods near full capacity. Production volumes in the first six months of 2000 were 8% higher than the same period in 1999.
         During May 2000, a confederation of labor organizations in Norway implemented a work stoppage directed at various Norwegian employers, including NL's 30,000 metric ton TiO2 facility and ilmenite mining operations. The work stoppage only lasted a few days and did not have a material adverse effect on NL's consolidated financial position, results of operations or cash flows.

         During the second quarter of 2000, one of NL's facilities in Germany suffered a small fire in one of its production lines, resulting in approximately 5,000 metric tons of lost production. The production line has been fully repaired and on stream since early June. NL believes the lost production and damaged property are fully insured, and in the second quarter of 2000 NL accrued $4.1 million of expected insurance reimbursements as a reduction in cost of sales to offset unallocated period costs that were recorded as a result of the lost production.

         NL expects its TiO2 sales volumes for all of 2000 will be higher than its sales volumes in 1999, with NL's volumes in the second half of 2000 lower than its record volumes of the second half of 1999. NL has announced TiO2 price increases of 7% in Europe and 4% in North America, both of which NL expects to implement during the second half of 2000. The successful implementation of any such price increase will depend on market conditions. NL expects to produce more Ti02 in 2000 than its record 434,000 metric tons produced in 1998. As a result of anticipated higher TiO2 average selling prices, higher Ti02 sales and production volumes and its continued focus on controlling costs, NL expects its chemicals operating income in 2000 will be higher than 1999. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the second quarter of 2000 decreased 1% compared to the second quarter of 1999 and the first quarter of 2000. Such average TiO2 selling prices in the first six months of 2000 decreased 3% compared to the same period in 1999. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in the second quarter and first six months of 2000 by a net $17 million and $30 million, respectively, compared to the same periods in 1999. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses, and the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million second quarter 1999 foreign currency transaction gain discussed above, was not significant during 2000 compared to 1999.

         Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $9.8 million and $9.6 million in the first six months of 1999 and 2000, respectively, as compared to amounts separately reported by NL. As discussed below, the Company commenced consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 20% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Prior to the Company's consolidation of Tremont's results of operations effective January 1, 2000, amortization of such purchase accounting adjustments were included in the Company's equity in earnings of Tremont. In the first six months of 2000, amortization of such Tremont purchase accounting adjustments further reduced chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $3.1 million. Had the Company consolidated Tremont's results of operations effective January 1, 1999, amortization of Tremont's purchase accounting adjustments related to NL would have further reduced chemicals operating income, as presented above, for the first six months of 1999 by $3.5 million.

Component Products

                             Three months ended         Six months ended
                                  June 30,                  June 30,
                             ------------------    %     ---------------       %
                                1999    2000     Change  1999      2000      Change
                                ----    ----             ----      ----
                                (In millions)            (In millions)

Net sales ................    $ 55.0   $ 65.1     +18%  $110.2    $131.2      +19%
Operating income .........       9.7     11.5     +20%    19.2      22.4      +17%

         Component products sales and operating income increased in 2000 compared to the same periods in 1999 due primarily to increased demand for CompX's office furniture products, market share gains for its slide products and the effect of acquisitions. Excluding the effect of acquisitions, component products sales increased 6% in the second quarter of 2000 compared to the second quarter of 1999, and increased 7% in the first six months of 2000 compared to the same period in 1999, due primarily to higher sales of slides, as sales of both ergonomic products and security products were essentially flat. Operating income margins remained fairly constant in the 2000 periods compared to 1999 as the favorable effect of improved manufacturing efficiencies associated with the higher sales of slide products was offset by lower margins associated with the lock operations acquired in January 2000.

        CompX has substantial operations and assets located outside the United States (principally Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder and the euro. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first six months of 2000, weakness in the euro negatively impacted component products sales and operating income comparisons (principally with respect to slide products). Excluding the effect of currency and acquisitions, component products sales increased 8% in the second quarter of 2000 compared to the second quarter of 1999, and operating income increased 15%. Excluding the effect of currency and acquisitions, component products sales increased 9% in the first six months of 2000 compared to the same period in 1999, and operating income increased 12%.

Waste Management

         As previously reported, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. Prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. During the second quarter and first six months of 1999, Waste Control Specialists reported sales of $4.7 million and $8.3 million, respectively, operating losses (net loss before interest expense) of $2.9 million and $8.0 million, respectively, and net losses of $3.3 million and $8.5 million, respectively. During the second quarter and first six months of 2000, Waste Control Specialists reported sales of $3.8 million and $8.4 million,
respectively,   and   operating   losses  of  $1.4  million  and  $3.0  million,
respectively. The improvement in Waste Control Specialists' results of operations in 2000 compared to the same periods in 1999 is due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999.

         The completion of the Texas legislative session in May 1999 resulted in a significant reduction in the Company's expenditures for permitting during the last half of 1999 and first six months of 2000 compared to the first half of 1999. Expenditures associated with any additional permit modifications concerning the disposal of low-level and mixed radioactive wastes during the remainder of 2000 are expected to be significantly lower than those incurred in connection with the Texas legislative session which ended in May 1999. Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the last half of 1999 and the first six months of 2000 compared to the first half of 1999. Waste Control Specialists continues to emphasize its sales and marketing efforts to improve its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. Waste Control Specialists has entered into agreements to lease certain equipment that will provide the ability to process certain waste streams that require thermal treatment and processing. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

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

         During the second quarter of 2000, TIMET reported net sales of $108.8 million, an operating loss of $9.5 million and a net loss of $9.5 million compared to sales of $127.6 million, operating income of $1 million and a net loss of $2.5 million in the second quarter of 1999. During the first six months of 2000, TIMET reported sales of $213.5 million, an operating loss of $27.9 million and a net loss of $24.6 million compared to sales of $261.7 million, an operating loss of $.4 million and a net loss of $6.4 million in the first six months of 1999. TIMET's results in the second quarter and first six months of 2000 were below those of the same periods in 1999 due principally to lower mill products average selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. While TIMET's mill products sales volumes in the second quarter of 2000 were 3% higher than the second quarter of 1999, TIMET's mill products average selling prices declined 10%. During the first six months of 2000, TIMET's mill products sales volumes declined 4% compared to the first six months of 1999, and mill products average selling prices were 8% lower. Sales of ingot and slab represent about 10% of TIMET's sales. TIMET's sales volumes of ingot and slab increased 34% in the second quarter of 2000 compared to the second quarter of 1999, while average selling prices for ingot and slab declined 4%. During the first six months of 2000, ingot and slab sales volumes decreased 2% compared with the first six months of 1999, and average selling prices declined 4%. Compared to the first quarter of 2000, TIMET's mill products sales volumes in the second quarter of 2000 increased 7%, while mill products average selling prices decreased 6%. Ingot and slab sales volumes in the second quarter of 2000 increased 53% compared to the first quarter of 2000, while ingot and slab average selling prices decreased 4%. TIMET's year-to-date results in 2000 also include a net $8.3 million of special items, consisting of restructuring charges, equipment-related impairment charges and environmental remediation charges aggregating $9.5 million, offset by a $1.2 million gain from the sale of its castings joint venture. The restructuring charge relates to personnel reductions of about 200 employees.

         TIMET believes its business continues to be adversely impacted by an excess supply of titanium inventory throughout the aerospace industry supply chain, although TIMET believes there are signs of abatement in selected products. Such excess supply, along with the competitive environment, continues to result in a softening of TIMET's selling prices. Current indications are that TIMET's sales and operating margins, exclusive of special charges, will be slightly lower in the second half of 2000 compared to the first half of 2000. TIMET is continuing to increase its sales effort and reduce costs whenever possible. It is too early for TIMET to determine how successful these efforts will be. TIMET's backlog was approximately $160 million at June 30, 2000, compared to $185 million at March 31, 2000 and $240 million at June 30, 1999.

         In March 2000, TIMET filed a lawsuit against The Boeing Company in Colorado state court seeking damages for Boeing's repudiation and breach of TIMET's long-term sales agreement with Boeing. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. Boeing has responded denying substantially all of TIMET's allegations, and Boeing has alleged certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Since April 2000, TIMET and Boeing have held discussions to determine if a settlement of this litigation can be reached. Such discussions are ongoing, and no assurance can be given that any settlement will be reached.

         Tremont periodically evaluates the net carrying value of its long-term assets, including its investments TIMET, to determine if there has been any decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's consolidated operating results, financial position, estimated asset values and prospects, the Company recorded a non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. At June 30, 2000, Tremont's net carrying value of its investment in TIMET was $6.22 per share compared to a NYSE market price at that date of $4.69.

General corporate and other items

         General corporate. General corporate interest and dividend income decreased in the second quarter of 2000 compared to the second quarter of 1999 due primarily to a lower level of distributions received from The Amalgamated Sugar Company ($4.9 million in 2000 compared to $6.1 million in 1999), as well as a lower interest rate on the Company's $80 million loan to Snake River Sugar Company effective April 1, 2000, both as discussed below. General corporate interest and dividend income decreased in the first six months of 2000 compared to the same period in 1999 due primarily to such lower interest rate on the $80 million loan. Aggregate general corporate interest and dividend income is currently expected to be lower during the remainder of 2000 compared to the same periods in 1999 due primarily to such lower interest rate on the $80 million loan to Snake River.

         Securities transactions in 2000 consist primarily of a $5.6 million second quarter gain related to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain insurance policies. Other securities transactions in both 2000 and 1999 relate to the disposition of a portion of the shares of Halliburton Company common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 3, 7 and 10 to the Consolidated Financial Statements. Any additional exchanges in 2000 or thereafter would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 2000, the Company currently expects securities transactions in the second half of 2000 will be nominal.

         The $43 million legal settlement gain relates to NL's settlement with a former insurance carrier discussed above. See also Note 10 to the Consolidated Financial Statements. General corporate expenses increased in 2000 compared to the same periods in 1999 due primarily to higher environmental and legal expenses of NL and the effect of consolidating Tremont's results of operations effective January 1, 2000.

         Interest expense. Interest expense declined in 2000 compared to the same periods in 1999 due primarily to lower average levels of outstanding indebtedness and lower average European borrowing rates at NL. Assuming interest rates do not increase significantly from current levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges, interest expense in 2000 is not expected to be significantly different from interest expense in 1999 due principally to the net effects of
(i) lower expected levels of outstanding indebtedness and interest rates with respect to NL, (ii) higher levels of outstanding indebtedness with respect to CompX and (iii) the consolidation of Tremont's results of operations effective January 1, 2000.

         Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Certain subsidiaries, including NL, Tremont and CompX, are not members of the consolidated U.S. tax group of which Valhi is a member and the Company provides incremental income taxes on such earnings. In addition, Tremont, NL and TIMET are each in separate U.S. tax groups, and Tremont provides incremental income taxes on its earnings with respect to both NL and TIMET.

         During the first six months of 2000, NL reduced its deferred income tax valuation allowance by $1.3 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. During the first six months of 2000, Tremont increased its deferred income tax valuation allowance by $2.5 million primarily due to its equity in losses of TIMET for which recognition of a deferred tax benefit is not currently considered appropriate under the "more-likely-than-not" recognition criteria.

         Minority interest. See Note 9 to the Consolidated Financial Statements. As discussed above, the Company commenced consolidating Tremont's results of operations beginning in 2000. Consequently, the Company commenced reporting minority interest in Tremont's net earnings or losses beginning in 2000. Minority interest in earnings of Tremont's subsidiaries in 2000 relates to TRECO L.L.C., a 75%-owned subsidiary of Tremont that holds Tremont's interests in certain joint ventures. Minority interest in earnings of NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS").

         Discontinued operations. Discontinued operations in 1999 represents additional consideration received by the Company related to its 1997 disposal of its fast food operations.

         Accounting principles not yet adopted. See Note 12 to the Consolidated Financial Statements.

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

         Investing and financing activities. Approximately 53% of the Company's aggregate capital expenditures during the six months of 2000 relate to NL, and substantially all of the remainder relates to CompX.

         During the first six months of 2000, (i) CompX acquired a lock producer for $9.5 million using borrowings under its unsecured revolving bank credit facility, (ii) NL purchased $14.0 million of shares of its common stock and
(iii) NL and Valhi purchased an aggregate of $20.7 million of shares of Tremont common stock.

         During the first six months of 2000, (i) CompX borrowed a net $11 million under its unsecured revolving bank credit facility, (ii) NL repaid euro
17.9 million ($16.7 million when paid) of its euro-denominated short-term indebtedness, (iii) Valhi repaid a net $1 million under its bank credit facility and a net $2.3 million of short-term borrowings from Contran and (iv) Tremont increased its short-term borrowings from Contran by a net amount of $1.5 million.

         At June 30, 2000, unused credit available under existing credit facilities approximated $126 million, which was comprised of $69 million available to CompX under its revolving senior credit facility discussed below, $28 million available to NL under non-U.S. credit facilities and $29 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

         In November 1999, NL's board of directors authorized NL to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through June 30, 2000, NL had purchased 1,479,100 of its shares pursuant to such authorization for an aggregate of $21.2 million, including $14.0 million purchased in the first six months of 2000. In July 2000, NL purchased additional shares of its common stock, completing the first 1.5 million repurchase program, and NL's board of directors authorized a second 1.5 million share repurchase program.

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest.

         During 1997, NL received a tax assessment from the Norwegian tax authorities proposing tax deficiencies of NOK 51 million ($6 million at June 30, 2000) relating to 1994. NL appealed the 1994 assessment, and in February 2000 the Norwegian local court ruled in favor of the Norwegian tax authorities on the primary issue, but asserted such tax authorities' assessment was overstated by NOK 34 million ($4 million). In March 2000, the tax authorities agreed with the Norwegian local court and reduced the 1994 assessment to NOK 17 million ($2 million). The tax authorities have also issued a NOK 13 million ($1 million) assessment for 1996, which was computed on a basis similar to the revised 1994 assessment. NL has appealed the local court's decision on the primary issue related to the 1994 assessment to a higher court, and NL believes the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien for both the 1994 and 1996 tax assessments on its Norwegian Ti02 plant in favor of the Norwegian tax authorities.

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

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($113 million at June 30, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than the $43 million net settlement discussed above with respect to one of NL's two principal former insurance carriers, NL has not recognized any potential insurance recoveries. NL will continue to pursue similar claims with other insurance carriers and expects to recover additional amounts, although there can be no assurance that any such additional claims would result in NL's receipt of additional amounts. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

         In January 2000, CompX acquired a lock producer for $9 million cash consideration using borrowings under its bank credit facility.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at June 30, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through December 2000 to exchange an aggregate of $18.2 million for an equivalent amount of Canadian dollars at exchange rates between approximately Cdn. $1.45 and Cdn. $1.47.

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

Tremont Corporation and Titanium Metals Corporation

         Tremont. Tremont is primarily a holding company which, at June 30, 2000, owned approximately 39% of TIMET and 20% of NL. At June 30, 2000, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $58 million and $156 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through June 30, 2000, Tremont had net borrowings of $15.3 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Tremont expects to begin to repay such loans from Contran in 2000 as the cash received from its dividends from NL, which increased its quarterly dividend rate to $.15 per share beginning in 2000, is expected to exceed its other cash requirements (including its dividends).

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

        TIMET. At June 30, 2000, TIMET reported total assets and stockholders' equity of $785.8 million and $376.0 million, respectively. TIMET's total assets at such date include current assets of $265.4 million, property and equipment of $314.2 million and goodwill and other intangible assets of $66.4 million. TIMET's total liabilities at such date include current liabilities of $123.2 million, long-term debt of $32.6 million, accrued OPEB costs of $19.5 million and convertible preferred securities of $201.3 million.

        TIMET's plan to address current market conditions includes more effective working capital management, particularly inventories and receivables, both of which were reduced in the first six months of 2000. TIMET received tax refunds of $6.7 million in the second quarter of 2000 and $.7 million in July 2000.

         At June 30, 2000, TIMET had net debt of approximately $64 million ($70 million of notes payable and long-term debt and $6 million of cash and equivalents). In February 2000, TIMET entered into a new $125 million U.S. revolving credit agreement which replaced its previous U.S. credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. The new facility limits additional indebtedness of TIMET, prohibits the payment of common stock dividends and contains other covenants customary in lending transactions of this type. In addition, in February 2000 TIMET also entered into a new U.K. credit facility denominated in Pound Sterling which replaced its prior U.K. credit facility. At June 30, 2000, TIMET had $112 million of borrowing availability, principally under these new facilities. TIMET believes these two new credit facilities will provide TIMET with the liquidity necessary for its current market and operating conditions.

         At June 30, 2000, TIMET had $201.3 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. TIMET's new U.S. credit facility prohibits the payment of dividends on TIMET's common stock, and the facility also prohibits the payment of dividends on the convertible preferred securities under certain conditions. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. Although the dividend payments are deferred, interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET has stated that its goal is to resume dividends on the convertible preferred
securities   when  the   outlook  for  its   results  of   operations   improves
substantially.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued but, through June 30, 2000, have not been paid (with the exception of one quarterly payment received in April 2000) due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued dividends on the SMC preferred securities ($8 million at June 30, 2000) as a non-current asset. There can be no assurance that TIMET will receive additional dividends during the remainder of 2000, although SMC also paid a quarterly dividend on the SMC Preferred stock in July 2000.

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

General corporate - Valhi

         Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000. At the current $.15 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at June 30, 2000, Valhi would receive aggregate annual dividends from NL of approximately $18.1 million. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the 3.8 million Tremont shares owned by Valhi at June 30, 2000 (which includes Tremont shares purchased late in the first quarter of 2000), Valhi would receive aggregate annual dividends from Tremont of approximately $1.1 million. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and Valcor, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At June 30, 2000, Valhi had $5 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $20 million of outstanding borrowings under its revolving bank credit agreement. In addition, Valhi had $29 million of borrowing availability under its bank credit facility.

         Valhi's LYONs do not require current cash debt service. At June 30, 2000, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 2000, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $29 million. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. At June 30, 2000, the LYONs had an accreted value equivalent to approximately $35.80 per Halliburton share, and the market price of the Halliburton common stock was $47.19 per share. Such market price of Halliburton is equal to the equivalent accreted LYONs obligation in July 2003.

         Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an agricultural cooperative formed by certain sugarbeet growers in Amalgamated's area of operation. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Such loans bear interest (which is paid monthly) at a weighted average fixed interest rate of 9.4%, are presently nonrecourse to Valhi and are collateralized by the Company's investment in the LLC ($170 million carrying value at June 30, 2000). Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Notes 3, 5 and 7 to the Consolidated Financial Statements.

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

         The Company has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. Over the past year, the refined sugar industry has been experiencing, among other things, downward pressure on selling prices due principally to relative supply/demand relationships. Snake River's board of directors are authorized to require the sugarbeet growers to make capital contributions to Snake River in the form of "unit retains." Such unit retain capital contributions are deducted from the payments made to the growers for supplying the LLC with sugarbeets, thereby decreasing the LLC's raw material costs. During each of 1998 and 1999, Snake River's board of directors authorized such unit retains in order to (i) increase the profitability and cash flows of the LLC and (ii) maintain the Company's cumulative distributions from the LLC above such specified levels. Through March 31, 2000, the Company's cumulative distributions from the LLC had not fallen below such specified levels, in part because of the LLC's estimate of the amount it would ultimately pay the growers for supplying sugarbeets to the LLC during 2000, including the effect of unit retains.

         In part because of the current depressed market conditions for refined sugar, the Company and Snake River have held discussions over the past few months in an attempt to reach an agreement whereby, among other things, the Company would provide (i) relief from the level of dividend distributions required to be paid by the LLC to the Company and (ii) modification to certain terms of the Company's $80 million loan to Snake River. During April and May 2000, the LLC increased its estimate of the amount it would pay the growers for supplying sugarbeets to the LLC during 2000, which reduced previous estimates of the LLC's distributable cash for 2000. Consequently, the LLC did not pay a dividend distribution to the Company during either April or May 2000. Although this resulted in the Company's cumulative distributions from the LLC becoming lower than the specified levels referred to above, to date the Company has not yet exercised its right to temporarily take control of the LLC. If the Company exercises such right, it would be required to escrow certain funds pursuant to an agreement with Snake River's third-party senior lender, unless the Company and Snake River's third-party lender otherwise mutually agree. While the Company did not receive a distribution from the LLC in either April or May 2000, the Company did pay the April and May 2000 interest payments owed to Snake River under its $250 million in loans from Snake River.

         In June 2000, the Company and Snake River reached an agreement in principle whereby, among other things, (i) the specified levels of cumulative unpaid LLC distributions which allow the Company to temporarily take control of the LLC would be increased effective April 2000, (ii) the interest rate on the Company's $80 million loan to Snake River would be reduced from 12.99% to 6.49% effective April 1, 2000, (iii) the amount of interest forgone as a result of such proposed reduction in the interest rate on the $80 million loan would be recouped via additional future LLC distributions upon achievement of specified levels of future LLC profitability, (iv) the Company would receive a lien on substantially all of Snake River's assets to collateralize such $80 million loan, such lien being subordinated only to the lien on such assets held by Snake River's third-party senior lender and (v) Snake River would agree that the annual amount of LLC distributions paid by the LLC to the Company plus the annual amount of debt service payments paid by Snake River to the Company on the $80 million loan would at least equal the annual amount of interest payments owed by the Company to Snake River on its $250 million in loans from Snake
River. The Company and Snake River are presently negotiating definitive agreements to effect such agreement in principle, and while there can be no assurance that such definitive agreements will be executed, the Company presently believes such definitive agreements will be completed and executed by the end of the third quarter of 2000.

         Because of such agreement in principle, the LLC in June 2000 decreased its estimate of the amount it would pay the growers for supplying sugarbeets to the LLC during 2000, and the LLC paid a $4.9 million distribution to the Company in June 2000. The LLC continued to pay dividend distributions in July 2000. The Company received aggregate LLC distributions of $4.9 million and $11.5 million during the second quarter and first six months of 2000, respectively, compared to $6.1 million and $11.7 million, respectively, received in the second quarter and first six months of 1999.

         Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River was limited in the amount of debt service it could pay on the $80 million loan to $3 million in 1998, $7.2 million in 1999 and $950,000 in the first six months of 2000. At June 30, 2000, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $14.9 million. Such amount of accrued and unpaid interest reflects the agreement in principle to reduce the interest rate on such loan from 12.99% to 6.49% effective April 1, 2000. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the 1999 Annual Report and prior 2000 periodic reports for descriptions of certain legal proceedings.

         Defendants'  motion  to  dismiss  pursuant  to  Rule  12(b)(6)  in  the previously-reported Envirocare of Utah, Inc., et al. v. Waste Control Specialists LLC, et al was denied by the court, and defendants were ordered to file an answer to plaintiffs' complaint before August 10, 2000.

         City of St. Louis v. Lead Industries Association, et al. (No. 002-245, Division 1). In May 2000, defendants moved to dismiss all claims. Briefing is not yet complete.

         Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In June 2000, following remand of the appellate court's dismissal of market share claims, the trial court dismissed all remaining claims. The time for plaintiffs to appeal has not yet run.

         Parker v. NL Industries, et al. (No. 97085060 CC915). In June 2000, following a two-week trial, the jury returned a verdict for NL. Plaintiffs have appealed.

         Thomas v. Lead Industries Association, et al. (No. 99-CV-6411). In June 2000, the trial court granted defendants' motion to dismiss the product defect and Wisconsin consumer protection statute claims.

         Smith,   et  al.  v.  Lead   Industries   Association,   et  al.   (No.
24-C-99-004490). In June 2000, defendants moved to dismiss all claims for lack of product identification. Briefing is not yet complete.

         County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In June 2000, defendants filed demurrers to dismiss all claims. Briefing is not yet complete.

         In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). NL has not been served in either case. The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from NL, the Lead Industries Association ("LIA") and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. NL intends to deny all allegations of wrongdoing and liability and to defend the cases vigorously.

         In June 2000, a complaint was filed in Illinois state court, Mary Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). NL has not been served. Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold NL, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint jointly and severally liable. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

         Cherokee   County,   Kansas  Site.  In  June  2000,  NL  finalized  the
previously-reported agreement in principle allocating remediation costs among the PRPs at the Baxter Springs subsite in Cherokee County.

         Effective in July 2000, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality pursuant to which Tremont and other PRPs will undertake certain investigatory and remediation activities at an abandoned barite mining site located in Hot Spring County, Arkansas. Tremont currently believes it has accrued adequate amounts to cover its share of the costs for such remediation activities. Tremont believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of PRPs that would ultimately share in any such costs. At June 30, 2000, Tremont had accrued approximately $6 million related to these matters.

Item 4.        Submission of Matters to a Vote of Security Holders.

         Valhi's 2000 Annual Meeting of Stockholders was held on May 11, 2000. Norman S. Edelcup, Kenneth R. Ferris, Edward J. Hardin, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 98% of the 114.6 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.1 - Financial Data Schedule for the six-month period ended June 30, 2000.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the six-month period ended June 30, 2000.

               April 28, 2000 - Reported Items 5 and 7. May 11, 2000 - Reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   VALHI, INC.
                                        ---------------------------------
                                                  (Registrant)



Date   August 11, 2000        By /s/ Bobby D. O'Brien
     -------------------         ------------------------------
                                 Bobby D. O'Brien
                                 (Vice President and Treasurer,
                                  Principal Financial Officer)



Date   August 11, 2000        By /s/ Gregory M. Swalwell
     -------------------         ------------------------------
                                 Gregory M. Swalwell
                                 (Vice President and Controller,
                                  Principal Accounting Officer)