Form 10-Q
period 2000-09-30
VALHI INC /DE/
filed 2000-11-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2000       Commission file number 1-5467
                      ----------------------                            ------




                                  VALHI, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
                                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes X No



Number of shares of common stock outstanding on October 31, 2000: 114,680,014.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                      Page
                                                                     number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 1999
                  and September 30, 2000                              3-4

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1999 and 2000                         5-6

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 1999 and 2000        7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2000                 8

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 2000       9-10

                 Notes to Consolidated Financial Statements          11-18

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.               19-36

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                  37-38

  Item 6.        Exhibits and Report on Form 8-K.                     39

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                December 31,   September 30,
                                                       1999            2000
                                                       ----            ----

Current assets:
  Cash and cash equivalents ..................       $  152,707       $  147,811
  Restricted cash equivalents ................           17,565           62,667
  Accounts and other receivables .............          202,200          227,100
  Refundable income taxes ....................            5,146           11,100
  Receivables from affiliates ................           14,606            4,241
  Inventories ................................          219,618          185,002
  Prepaid expenses ...........................            7,221           12,022
  Deferred income taxes ......................           14,330           12,743
                                                     ----------       ----------

      Total current assets ...................          633,393          662,686
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          266,362          269,995
  Investment in affiliates ...................          256,982          238,062
  Loans and notes receivable .................           83,268           82,973
  Mining properties ..........................           17,035           12,464
  Prepaid pension costs ......................           23,271           20,776
  Goodwill ...................................          356,523          353,107
  Deferred income taxes ......................            2,672            2,163
  Other ......................................           27,177           31,685
                                                     ----------       ----------

      Total other assets .....................        1,033,290        1,011,225
                                                     ----------       ----------

Property and equipment:
  Land .......................................           25,952           26,403
  Buildings ..................................          167,100          157,809
  Equipment ..................................          550,145          506,590
  Construction in progress ...................           13,843           29,519
                                                     ----------       ----------
                                                        757,040          720,321
  Less accumulated depreciation ..............          188,554          200,998
                                                     ----------       ----------

      Net property and equipment .............          568,486          519,323
                                                     ----------       ----------

                                                     $2,235,169       $2,193,234
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)



   LIABILITIES AND STOCKHOLDERS' EQUITY             December 31,   September 30,
                                                        1999           2000
                                                        ----           ----

Current liabilities:
  Notes payable ..............................     $    57,076      $    22,622
  Current maturities of long-term debt .......          27,846           28,570
  Accounts payable ...........................          70,971           62,325
  Accrued liabilities ........................         163,556          183,322
  Payables to affiliates .....................          25,266           21,979
  Income taxes ...............................           7,203           17,255
  Deferred income taxes ......................             326              720
                                                   -----------      -----------

      Total current liabilities ..............         352,244          336,793
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         609,339          631,088
  Accrued OPEB costs .........................          58,756           50,905
  Accrued pension costs ......................          39,612           26,696
  Accrued environmental costs ................          73,062           58,595
  Deferred income taxes ......................         266,752          273,810
  Other ......................................          45,164           42,013
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,092,685        1,083,107
                                                   -----------      -----------

Minority interest ............................         200,826          164,766
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,256            1,257
  Additional paid-in capital .................          43,444           44,287
  Retained earnings ..........................         538,744          579,840
  Accumulated other comprehensive income:
    Marketable securities ....................         127,837          131,108
    Currency translation .....................         (40,833)         (67,577)
    Pension liabilities ......................          (5,775)          (4,834)
  Treasury stock .............................         (75,259)         (75,513)
                                                   -----------      -----------

      Total stockholders' equity .............         589,414          608,568
                                                   -----------      -----------

                                                   $ 2,235,169      $ 2,193,234
                                                   ===========      ===========



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                Three months ended             Nine months ended
                                                   September 30,                 September 30,
                                                -------------------            -----------------
                                               1999           2000           1999          2000
                                               ----           ----           ----          ----

Revenues and other income:
  Net sales ...........................   $   303,282    $   308,122    $   847,592    $   929,794
  Other, net ..........................        15,511         12,649         52,488         90,530
                                          -----------    -----------    -----------    -----------

                                              318,793        320,771        900,080      1,020,324
                                          -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of sales .......................       228,981        212,155        626,457        643,195
  Selling, general and administrative .        45,812         49,627        135,087        152,840
  Interest ............................        18,020         17,443         54,383         52,464
                                          -----------    -----------    -----------    -----------

                                              292,813        279,225        815,927        848,499
                                          -----------    -----------    -----------    -----------

                                               25,980         41,546         84,153        171,825
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")          --           (1,486)          --           (7,997)
  Tremont Corporation* ................        (1,102)          --            3,389           --
  Waste Control Specialists* ..........          --             --           (8,496)          --
  Other ...............................          --              554           --              823
                                          -----------    -----------    -----------    -----------

    Income before income taxes ........        24,878         40,614         79,046        164,651

Provision for income taxes (benefit) ..         7,330         17,634        (61,849)        72,698

Minority interest in after-tax earnings         9,341          9,963         68,453         33,481
                                          -----------    -----------    -----------    -----------

    Income from continuing operations .         8,207         13,017         72,442         58,472

Discontinued operations ...............          --             --            2,000           --
                                          -----------    -----------    -----------    -----------

    Net income ........................   $     8,207    $    13,017    $    74,442    $    58,472
                                          ===========    ===========    ===========    ===========








*Prior to consolidation.

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                      (In thousands, except per share data)



                                                           Three months ended            Nine months ended
                                                              September 30,                September 30,
                                                          -------------------            ----------------
                                                           1999           2000         1999           2000
                                                           ----           ----         ----           ----

Basic earnings per common share:
  Continuing operations ............................   $       .07   $       .11   $       .63   $       .51
  Discontinued operations ..........................          --            --             .02          --
                                                       -----------   -----------   -----------   -----------

    Net income .....................................   $       .07   $       .11   $       .65   $       .51
                                                       ===========   ===========   ===========   ===========

Diluted earnings per common share:
  Continuing operations ............................   $       .07   $       .11   $       .62   $       .50
  Discontinued operations ..........................          --            --             .02          --
                                                       -----------   -----------   -----------   -----------

    Net income .....................................   $       .07   $       .11   $       .64   $       .50
                                                       ===========   ===========   ===========   ===========


Cash dividends per share ...........................   $       .05   $       .05   $       .15   $       .15
                                                       ===========   ===========   ===========   ===========


Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................       115,061       115,159       115,018       115,122
  Dilutive impact of outstanding
   stock options ...................................         1,190         1,199         1,191         1,143
                                                       -----------   -----------   -----------   -----------

  Diluted earnings per share .......................       116,251       116,358       116,209       116,265
                                                       ===========   ===========   ===========   ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)



                                                             1999         2000
                                                             ----         ----

Net income ...........................................    $ 74,442     $ 58,472
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains arising during the period .......       4,225        3,407
    Less reclassification for gains included
     in net income ...................................        (443)        (136)
                                                          --------     --------
                                                             3,782        3,271

  Currency translation adjustment ....................     (12,763)     (26,744)

  Pension liabilities adjustment .....................      (3,568)         941
                                                          --------     --------

    Total other comprehensive income (loss), net .....     (12,549)     (22,532)
                                                          --------     --------

      Comprehensive income ...........................    $ 61,893     $ 35,940
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                                                                  VALHI, INC. AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              Nine months ended September 30, 2000

                                                                         (In thousands)


                                                  Additional          Accumulated other comprehensive income              Total
                                         Common    paid-in    Retained   Marketable   Currency   Pension    Treasury  stockholders'
                                          stock    capital    earnings   securities translation liabilities   stock      equity
                                         ------   ---------   --------   ---------- ----------- -----------  -------   ----------

Balance at December 31, 1999 .........   $1,256   $43,444   $ 538,744    $127,837   $(40,833)   $(5,775)   $(75,259)   $ 589,414

Net income ...........................     --        --        58,472        --         --         --          --         58,472
Dividends ............................     --        --       (17,376)       --         --         --          --        (17,376)
Other comprehensive income (loss), net     --        --          --         3,271    (26,744)       941        --        (22,532)
Other, net ...........................        1       843        --          --         --         --          (254)         590
                                         ------   -------   ---------    --------   --------    -------    --------    ---------

Balance at September 30, 2000 ........   $1,257   $44,287   $ 579,840    $131,108   $(67,577)   $(4,834)   $(75,513)   $ 608,568
                                         ======   =======   =========    ========   ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)

                                                           1999           2000
                                                           ----           ----

Cash flows from operating activities:
  Net income .........................................   $  74,442    $  58,472
  Depreciation, depletion and amortization ...........      48,091       53,609
  Legal settlement, net ..............................        --        (43,000)
  Securities transactions ............................        (681)      (5,763)
  Noncash interest expense ...........................       7,261        6,998
  Deferred income taxes ..............................     (80,610)      38,780
  Minority interest ..................................      68,453       33,481
  Other, net .........................................      (7,433)     (11,119)
  Equity in:
    TIMET ............................................        --          7,997
    Tremont Corporation ..............................      (3,389)        --
    Waste Control Specialists ........................       8,496         --
    Discontinued operations ..........................      (2,000)        --
    Other ............................................        --           (823)
  Distributions from:
    Manufacturing joint venture ......................      12,050        7,550
    Tremont Corporation ..............................         655         --
    Other ............................................        --             81
                                                         ---------    ---------

                                                           125,335      146,263

  Change in assets and liabilities:
    Accounts and other receivables ...................     (48,164)     (40,455)
    Inventories ......................................      40,337       23,091
    Accounts payable and accrued liabilities .........      (7,083)      10,262
    Accounts with affiliates .........................      (7,333)       8,758
    Income taxes .....................................      11,747        7,979
    Other, net .......................................     (14,289)      (8,343)
                                                         ---------    ---------

        Net cash provided by operating activities ....     100,550      147,555
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................     (38,820)     (39,571)
  Purchases of:
    Business units ...................................     (53,121)      (9,497)
    Tremont common stock .............................      (1,945)     (37,482)
    NL common stock ..................................        --        (29,180)
    CompX common stock ...............................        (624)        --
  Investment in Waste Control Specialists (prior
   to consolidation) .................................     (10,000)        --
  Change in restricted cash equivalents, net .........     (12,398)        (377)
  Proceeds from disposal of:
    Marketable securities ............................       6,588          158
    Discontinued operations ..........................       2,000         --
  Loans to affiliates:
    Loans ............................................      (6,000)     (21,969)
    Collections ......................................       6,000       21,969
  Other, net .........................................        (616)       2,176
                                                         ---------    ---------

        Net cash used by investing activities ........    (108,936)    (113,773)
                                                         ---------    ---------

          See accompanying notes to consolidated financial statements.


                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 1999 and 2000

                                 (In thousands)

                                                            1999          2000
                                                            ----          ----

Cash flows from financing activities:
  Indebtedness:
  Borrowings .........................................   $  97,271    $  37,797
  Principal payments .................................     (94,319)     (49,294)
Loans from affiliate:
  Loans ..............................................      35,700        6,000
  Repayments .........................................     (45,200)      (8,082)
Valhi dividends paid .................................     (17,358)     (17,376)
Distributions to minority interest ...................      (2,278)      (7,318)
Other, net ...........................................         854        3,571
                                                         ---------    ---------

    Net cash used by financing activities ............     (25,330)     (34,702)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (33,716)        (920)
  Currency translation ...............................      (2,571)      (3,976)
  Business units acquired ............................       4,157         --
  Consolidation of Waste Control Specialists .........         734         --
Cash and equivalents at beginning of period ..........     212,183      152,707
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 180,787    $ 147,811
                                                         =========    =========

Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  39,238    $  37,805
    Income taxes, net ................................       7,375       16,950

  Business units acquired - net assets consolidated:
    Cash and cash equivalents ........................   $   4,157    $    --
    Goodwill and other intangible assets .............      15,837        2,561
    Other non-cash assets ............................      52,799        8,458
    Liabilities ......................................     (19,672)      (1,522)
                                                         ---------    ---------

      Cash paid ......................................   $  53,121    $   9,497
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
                                                         =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

         The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 1999 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2000, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 1999 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation, and certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report").

         Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

         The Company (principally NL) generally undertakes planned major maintenance activities several times each year. Repair and maintenance costs estimated to be incurred in connection with such planned maintenance activities are accrued in advance and are included in cost of goods sold.

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


Note 2 -       Business segment information:

                                                               % owned at
    Operations                Principal entities          September 30, 2000

  Chemicals             NL Industries, Inc.                         60%*
  Component products    CompX International Inc.                    64%
  Titanium metals       Tremont Corporation                         62%*
  Waste management      Waste Control Specialists                   69%

* Tremont is a holding company which owns 39% of TIMET and an additional 20% of NL. NL owns an additional 17% of Tremont.


                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   ---------------
                                            1999      2000      1999       2000
                                            ----      ----      ----       ----
                                                     (In millions)

Net sales:
  Chemicals ............................   $242.7    $242.3    $676.8    $724.4
  Component products ...................     55.9      63.0     166.1     194.2
  Waste management (after consolidation)      4.7       2.8       4.7      11.2
                                           ------    ------    ------    ------

    Total net sales ....................   $303.3    $308.1    $847.6    $929.8
                                           ======    ======    ======    ======

Operating income:
  Chemicals ............................   $ 30.0    $ 51.2    $ 95.2    $147.5
  Component products ...................      9.8       9.2      29.0      31.6
  Waste management (after consolidation)     (1.5)     (3.0)     (1.5)     (6.0)
                                           ------    ------    ------    ------

    Total operating income .............     38.3      57.4     122.7     173.1

General corporate items:
  Legal settlement gain, net ...........     --        --        --        43.0
  Interest and dividend income .........     10.7       9.7      32.2      30.0
  Securities transactions ..............       .1        .2        .7       5.8
  Other expenses, net ..................     (5.0)     (8.1)    (17.0)    (27.5)
Interest expense .......................    (18.0)    (17.5)    (54.4)    (52.5)
                                           ------    ------    ------    ------
                                             26.1      41.7      84.2     171.9
Equity in:
  TIMET ................................     --        (1.5)     --        (8.0)
  Tremont Corporation ..................     (1.1)     --         3.4      --
  Waste Control Specialists ............     --        --        (8.5)     --
  Other ................................     --          .5      --          .8
                                           ------    ------    ------    ------

    Income before income taxes .........   $ 25.0    $ 40.7    $ 79.1    $164.7
                                           ======    ======    ======    ======


         In January 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration. The Company accounted for this acquisition by the purchase method. During the first nine months of 2000, (i) NL purchased shares of its common stock in market transactions for an aggregate of $29.2 million and
(ii) Valhi and NL each purchased shares of Tremont common stock in market transactions for an aggregate of $37.5 million. The Company accounted for such increases in its ownership of NL and Tremont by the purchase method (step acquisitions).

         NL (NYSE: NL), CompX (NYSE:  CIX), Tremont (NYSE: TRE) and TIMET (NYSE:
TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                      December 31, September 30,
                                                         1999          2000
                                                         ----          ----
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          91,825          98,076
Other common stocks ............................           4,537           1,919
                                                        --------        --------

                                                        $266,362        $269,995
                                                        ========        ========

        At September 30, 2000, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $48.94 per share, or an aggregate market value of $131 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 7. See the 1999 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale common stocks is approximately $8 million at September 30, 2000.

Note 4 -       Inventories:

                                                      December 31, September 30,
                                                         1999          2000
                                                         ----          ----
                                                            (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,861         $ 38,738
  Component products .........................            9,038           11,566
                                                       --------         --------
                                                         63,899           50,304
                                                       --------         --------
In process products:
  Chemicals ..................................            8,065            7,335
  Component products .........................            8,669           11,790
                                                       --------         --------
                                                         16,734           19,125
                                                       --------         --------

Finished products:
  Chemicals ..................................          100,973           78,700
  Component products .........................            9,898           12,149
                                                       --------         --------
                                                        110,871           90,849
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,114           24,724
                                                       --------         --------

                                                       $219,618         $185,002
                                                       ========         ========

Note 5 - Other noncurrent assets:

                                                      December 31, September 30,
                                                         1999           2000
                                                         ----           ----
                                                            (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $157,552        $150,002
  TIMET ........................................          85,772          73,660
  Other ........................................          13,658          14,400
                                                        --------        --------

                                                        $256,982        $238,062
                                                        ========        ========

Loans and notes receivable:
  Snake River Sugar Company ....................        $ 80,000        $ 80,000
  Other ........................................           7,259           4,524
                                                        --------        --------
                                                          87,259          84,524
  Less current portion .........................           3,991           1,551
                                                        --------        --------

  Noncurrent portion ...........................        $ 83,268        $ 82,973
                                                        ========        ========

Intangible assets ..............................        $  6,979        $  6,193
Restricted cash investments ....................           4,710           4,985
Deferred financing costs .......................           3,668           3,095
Other ..........................................          11,820          17,412
                                                        --------        --------

                                                        $ 27,177        $ 31,685
                                                        ========        ========

         At September 30, 2000, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $8.19 per share, or an aggregate of $101 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for selected financial information concerning TIMET.

         As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," during 2000 the Company amended the terms of its loan to Snake River Sugar Company whereby, among other things, the interest rate on the loan was decreased from 12.99% to 6.49% effective April 1, 2000.

Note 6 -       Accrued liabilities:

                                                      December 31, September 30,
                                                         1999          2000
                                                         ----          ----
                                                            (In thousands)

Current:
  Environmental costs ........................         $ 48,891         $ 63,829
  Employee benefits ..........................           45,674           42,921
  Interest ...................................            7,210           14,868
  Deferred income ............................            7,924            8,693
  Other ......................................           53,857           53,011
                                                       --------         --------

                                                       $163,556         $183,322
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 21,690         $ 21,946
  Employee benefits ..........................           11,403           11,869
  Deferred income ............................            9,573            6,483
  Other ......................................            2,498            1,715
                                                       --------         --------

                                                       $ 45,164         $ 42,013
                                                       ========         ========

Note 7 - Notes payable and long-term debt:

                                                         December 31,   September 30,
                                                            1999             2000
                                                            ----             ----
                                                               (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 57,076     $ 22,622
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    LYONs ............................................       91,825       98,076
    Bank credit facility .............................       21,000       27,000
                                                           --------     --------

                                                            362,825      375,076
                                                           --------     --------

  NL Industries:
    Senior Secured Notes .............................      244,000      244,000
    Other ............................................          478          256
                                                           --------     --------

                                                            244,478      244,256
                                                           --------     --------

  Other subsidiaries:
    CompX bank credit facility .......................       20,000       31,000
    Waste Control Specialists bank term loan .........        4,304        5,372
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        3,147        1,523
                                                           --------     --------

                                                             29,882       40,326
                                                           --------     --------

                                                            637,185      659,658

  Less current maturities ............................       27,846       28,570
                                                           --------     --------

                                                           $609,339     $631,088
                                                           ========     ========

Note 8 - Accounts with affiliates:

                                                         December 31,   September 30,
                                                             1999           2000
                                                             ----           ----
                                                              (In thousands)

Receivables from affiliates:
  Income taxes receivable from Contran .............       $13,124       $ 3,109
  TIMET ............................................           907           789
  Other ............................................           575           343
                                                           -------       -------

                                                           $14,606       $ 4,241
                                                           =======       =======

Payables to affiliates:
  Demand loan from Contran:
    Tremont ........................................       $13,743       $13,943
    Valhi ..........................................         2,282          --
  Louisiana Pigment Company ........................         8,381         7,602
  Other ............................................           860           434
                                                           -------       -------

                                                           $25,266       $21,979
                                                           =======       =======

Note 9 - Minority interest:

                                                     December 31,      September 30,
                                                        1999                2000
                                                        ----                ----
                                                            (In thousands)

Minority interest in net assets:
NL Industries ..............................          $ 57,723          $ 58,798
Tremont Corporation ........................            81,451            39,450
CompX International ........................            53,487            56,641
Subsidiaries of NL .........................             3,903             5,483
Subsidiaries of Tremont ....................             4,159             4,394
Subsidiaries of CompX ......................               103              --
                                                      --------          --------

                                                      $200,826          $164,766
                                                      ========          ========

                                                         Nine months ended
                                                           September 30,
                                                       1999              2000
                                                       ----              ----
                                                           (In thousands)

Minority interest in net earnings (losses):
NL Industries ............................          $ 59,808           $ 23,500
Tremont Corporation ......................              --                1,223
CompX International ......................             6,478              6,871
Subsidiaries of NL .......................             2,261              1,655
Subsidiaries of Tremont ..................              --                  235
Subsidiaries of CompX ....................               (94)                (3)
                                                    --------           --------

                                                    $ 68,453           $ 33,481
                                                    ========           ========

        As previously reported, all of Waste Control Specialists aggregate net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at September 30, 2000.

Note 10 -      Other income:

                                                           Nine months ended
                                                             September 30,
                                                         1999              2000
                                                         ----              ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest .....................          $32,191          $29,978
  Securities transactions ....................              681            5,763
                                                        -------          -------
                                                         32,872           35,741
Legal settlement gain, net ...................             --             43,000
Noncompete agreement income ..................            3,000            3,000
Currency transactions, net ...................            8,505            4,227
Other, net ...................................            8,111            4,562
                                                        -------          -------

                                                        $52,488          $90,530
                                                        =======          =======

         In the second quarter of 2000, NL received 389,691 shares of common stock pursuant to the demutualization of an insurance company from which NL had purchased certain insurance policies. The Company recognized a $5.6 million securities transaction gain based on the insurance company's initial public offering price of $14.25 per share. NL placed such common stock in a trust, the assets of which may only be used to pay for certain of NL's retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued OPEB costs.

        In the second quarter of 2000, NL recognized a $43 million net gain from a June 2000 settlement with one of its two principal former insurance carriers. The settlement resolved a court proceeding in which NL sought reimbursement from the carrier for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. The $43 million gain is stated net of $2 million of commissions associated with the settlement. Proceeds from the settlement were transferred by the carrier in July 2000 to a special purpose trust formed by NL to pay for certain of its future remediation and other environmental expenditures. At September 30, 2000, restricted cash equivalents include $45.6 million held by such special purpose trust.

Note 11 - Provision for income taxes:

                                                               Nine months ended
                                                                 September 30,
                                                               1999        2000
                                                               ----        ----
                                                                 (In millions)

Expected tax expense .....................................     $27.7      $57.6
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........      13.9       12.9
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................     (89.9)        .9
Settlement of German income tax audits ...................     (36.5)      --
Change in German income tax law ..........................      24.1       --
No tax benefit for goodwill amortization .................       3.0        4.0
U.S. state income taxes, net .............................       (.6)       1.5
Non-U.S. tax rates .......................................       (.4)      (4.3)
Other, net ...............................................      (3.1)        .1
                                                               -----      -----

                                                               $(61.8)    $72.7
                                                               =====      =====

Comprehensive provision (benefit)
 for income taxes allocated to:
  Income from continuing operations ......................     $(61.8)    $72.7
  Discontinued operations ................................      --         --
  Other comprehensive income:
    Marketable securities ................................       1.4        2.0
    Currency translation .................................      (7.9)     (19.4)
    Pension liabilities ..................................      (2.3)        .6
                                                               -----      -----

                                                               $(70.6)    $55.9
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

         The Company will adopt the SEC's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in the fourth quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria that must be met before revenue can be recognized. The impact on the Company of adopting SAB No. 101, if any, has not yet been determined, in part because the Company is studying guidance recently issued by the SEC concerning the exact requirements of SAB No. 101. If the impact of adopting SAB No. 101 is material, the Company will adopt SAB No. 101 retroactively to the beginning of 2000, and previously-reported results of operations for the first three quarters of 2000 would be restated.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

         The Company reported income from continuing operations of $13.0 million, or $.11 per diluted share, in the third quarter of 2000 compared to income of $8.2 million, or $.07 per diluted share, in the third quarter of 1999. For the first nine months of 2000, the Company reported income from continuing operations of $58.5 million, or $.50 per diluted share, compared to income of $72.4 million, or $.62 per diluted share, in the first nine months of 1999. Excluding the effects of the non-recurring items discussed in the next paragraph, the Company would have reported income from continuing operations of $41.2 million, or $.35 per diluted share, in the first nine months of 2000 compared to income of $20.1 million, or $.17 per diluted share, in the first nine months of 1999.

         The Company's year-to-date results in 2000 include a $43 million second quarter pre-tax net gain ($17.3 million, or $.15 per diluted share, net of income taxes and minority interest) related to NL's settlement with one of its two principal former insurance carriers. See Note 10 to the Consolidated Financial Statements. The Company's year-to-date results in 1999 include the previously-reported $90 million second quarter income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL.

        Total operating income in the third quarter of 2000 increased 50% compared to the third quarter of 1999, and increased 41% in the first nine months of 2000 compared to the same period in 1999, due principally to higher chemicals earnings at NL.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), potential difficulties in integrating completed acquisitions (such as CompX's acquisitions of two slide producers in 1999 and its acquisition of a lock producer in January 2000), uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

         NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                           Three months ended          Nine months ended
                              September 30,        %      September 30,          %
                            ----------------           ---------------
                              1999      2000     Change   1999     2000       Change
                              ----      ----     ------   ----     ----       ------
                               (In millions)              (In millions)

Net sales ..............    $242.7    $242.3       -0%  $676.8    $724.4       +7%
Operating income .......      30.0      51.2      +71%    95.2     147.5      +55%


         Kronos' operating income in the third quarter and first nine months of 2000 increased compared to the same periods in 1999 due primarily to higher average TiO2 selling prices and higher TiO2 production volumes. In addition, chemicals operating income in 1999 includes a $5.3 million second quarter foreign currency transaction gain related to certain of NL's short-term intercompany cross-border financings that were settled in July 1999.

         Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) during the third quarter of 2000 were 10% higher than the third quarter of 1999, with increased prices in all major regions and the greatest improvement in European and export markets. Compared to the second quarter of 2000, Kronos' average TiO2 selling prices in the third quarter of 2000 increased 5% and 4% in European and export markets, respectively, and were flat in North America. Kronos' average TiO2 selling prices in the first nine months of 2000 were 5% higher than the same period in 1999, with increases in all major regions.

         Kronos' TiO2 sales volumes in the third quarter of 2000 were near record levels, but were 4% and 6% lower than the levels NL achieved in the third quarter of 1999 and the second quarter of 2000, respectively. TiO2 sales volumes in the first nine months of 2000 were 8% higher than the first nine months of 1999. Kronos' TiO2 production volumes in the third quarter and first nine months of 2000 were 14% and 10% higher, respectively, than the comparable periods in 1999, with operating rates near full capacity in 2000 compared to about 90% capacity utilization in 1999.

         NL expects its TiO2 sales volumes for all of 2000 will be higher than its sales volumes in 1999, with NL's volumes in the fourth quarter of 2000 lower than the record levels NL achieved in the fourth quarter of 1999. NL expects its average TiO2 selling prices (in billing currencies) in the fourth quarter of 2000 will be slightly higher than its average selling prices in the third quarter of 2000. NL expects to produce more Ti02 in 2000 than the record 434,000 metric tons NL produced in 1998. As a result of anticipated higher TiO2 average selling prices, higher Ti02 sales and production volumes and its continued focus on controlling costs, NL expects its chemicals operating income in 2000 will be higher than 1999. The extent of the improvement will be determined primarily by the magnitude of realized price increases.

         NL's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. NL expects its TiO2 production capacity will increase by about 25,000 metric tons (primarily at its chloride-process facilities), with only a moderate amount of capital expenditures, increasing NL's aggregate production capacity to about 465,000 metric tons by 2002.

         NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the Euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the third quarter of 2000 increased 4% compared to the third quarter of 1999. Such average TiO2 selling prices in the first nine months of 2000 decreased 1% compared to the same period in 1999. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the Euro, decreased TiO2 sales in the third quarter and first nine months of 2000 by a net $16 million and $47 million, respectively, compared to the same periods in 1999. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during the 2000 periods compared to 1999, and accordingly NL's average cost per metric ton of Ti02 produced in U.S. dollar terms was lower in 2000. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million second quarter 1999 foreign currency transaction gain discussed above, was not significant during 2000 compared to 1999.

         Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $14.7 million and $14.3 million in the first nine months of 1999 and 2000, respectively, as compared to amounts separately reported by NL. As discussed below, the Company commenced consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 20% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Prior to the Company's consolidation of Tremont's results of operations effective January 1, 2000, amortization of such purchase accounting adjustments were included in the Company's equity in earnings of Tremont. In the first nine months of 2000, amortization of such Tremont purchase accounting adjustments further reduced chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $4.7 million. Had the Company consolidated Tremont's results of operations effective January 1, 1999, amortization of Tremont's purchase accounting adjustments related to NL would have further reduced chemicals operating income, as presented above, for the first nine months of 1999 by $5.1 million.

Component Products

                            Three months ended           Nine months ended
                               September 30,       %        September 30,       %
                              ---------------              ---------------
                                1999     2000    Change  1999       2000       Change
                                ----     ----    ------  ----       ----       ------
                                (In millions)             (In millions)

Net sales ................    $ 55.9   $ 63.0     +13%  $166.1    $194.2      +17%
Operating income .........       9.8      9.2      -6%    29.0      31.6       +9%

         Component products sales increased in 2000 compared to 1999 due primarily to increased sales of security products and precision ball bearing slide products. Such increased sales of security products and slides were due in part to the effect of acquisitions. Sales of security products in the third quarter of 2000 increased 10% compared to the third quarter of 1999, and sales of slide products increased 25%. Sales of security products and slides were up 18% and 24%, respectively, in the first nine months of 2000 compared to the same period in 1999. During the first nine months of 2000, sales of CompX's ergonomic products were comparable to the first nine months of 1999, and were down 10% in the third quarter of 2000 compared to the third quarter of 1999.

         Excluding the effect of acquisitions, component products sales increased nominally in the third quarter of 2000 compared to the third quarter of 1999, and increased 5% in the first nine months of 2000 compared to the same period in 1999, due to higher sales of slides, offset by lower sales of both ergonomic products and security products. Such increase in sales of slide products is due to market share gains and increased demand for CompX's slide products. The decline in sales of ergonomic products and security products is due in part to slower sales to the computer and related products industry sector, as well as market share losses related to ergonomic products.

         Component products operating income and operating income margins in 2000 were adversely impacted by a change in product mix, with a lower percentage of sales generated by certain higher-margin products in 2000 compared to 1999, as well as higher than expected manufacturing costs at one of CompX's facilities. Operating income margins also declined in 2000 due to the lower margins associated with the lock operations acquired in January 2000. Excluding the effect of acquisitions, component products operating income was 10% lower in the third quarter of 2000 compared to the third quarter of 1999, and was 1% higher in the first nine months of 2000 compared to the same period in 1999.

        CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder and the Euro. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first nine months of 2000, weakness in the Euro negatively impacted component products sales and operating income comparisons (principally with respect to slide products). Excluding the effect of currency and acquisitions, component products sales increased 3% in the third quarter of 2000 compared to the third quarter of 1999, and operating income declined 8%. Excluding the effect of currency and acquisitions, component products sales increased 7% in the first nine months of 2000 compared to the same period in 1999, and operating income increased 4%.

Waste Management

         As previously reported, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. Prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. During the third quarter and first nine months of 1999, Waste Control Specialists reported sales of $4.7 million and $13.0 million, respectively, and operating losses (net loss before interest expense) of $1.5 million and $9.5 million, respectively. The Company's equity in net losses of Waste Control Specialists during the first six months of 1999 (prior to consolidation) was $8.5 million. During the third quarter and first nine months of 2000, Waste Control Specialists reported sales of $2.8 million and $11.2 million, respectively, and operating losses of $3.0 million and $6.0 million, respectively. The improvement in Waste Control Specialists' results of operations in the first nine months of 2000 compared to the first nine months of 1999 is due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999. Waste Control Specialists' operating loss in the third quarter of 2000 was higher than the third quarter of 1999 due primarily to lower sales resulting from weak demand for its waste management services.

         The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise. During the latest Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law that would allow the regulatory agency to issue a low-level radioactive waste disposal permit to a private entity. The legislative session ended without any such change in state law. The completion of the 1999 Texas legislative session resulted in a significant reduction in the Company's expenditures for permitting during the last half of 1999 and first nine months of 2000 compared to the first half of 1999. The next session of the Texas legislature convenes in January 2001, and Waste Control Specialists expects to again support a similar proposed change in state law. Waste Control Specialists' expenditures for permitting during the first half of 2001 are expected to be higher than such expenditures during the last half of 2000, but lower than such expenditures during the first half of 1999 during the prior Texas legislative session.

         Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the last half of 1999 and the first nine months of 2000 compared to the first half of 1999. Waste Control Specialists is also continuing its attempts to emphasize its sales and marketing efforts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. Waste Control Specialists has recently hired a new director of sales and marketing who intends to more aggressively pursue opportunities in the hazardous and toxic side of Waste Control Specialists' business. The ability of Waste Control Specialists to achieve increased volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

Tremont Corporation and TIMET

         As previously reported, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, the Company accounted for its interest in Tremont by the equity method.

         Tremont accounts for its interests in both NL and TIMET by the equity method. NL's results of operations are discussed above. Tremont's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont compared to amounts separately reported by TIMET.

         During the third quarter of 2000, TIMET reported sales of $106.7 million, an operating loss of $7.7 million and a net loss of $7.9 million compared to sales of $112.7 million, an operating loss of $7.8 million and a net loss of $7.5 million in the third quarter of 1999. During the first nine months of 2000, TIMET reported sales of $320.3 million, an operating loss of $35.5 million and a net loss of $32.5 million compared to sales of $374.5 million, an operating loss of $8.2 million and a net loss of $13.9 million in the first nine months of 1999. TIMET's results in the third quarter and first nine months of 2000 were below those of the same periods in 1999 due principally to lower mill products average selling prices caused by lower demand in the aerospace market and competitive pricing pressures in certain product lines. While TIMET's mill products sales volumes in the third quarter of 2000 were 1% higher than the third quarter of 1999, TIMET's mill products average selling prices declined 6%. During the first nine months of 2000, TIMET's mill products sales volumes declined 2% compared to the first nine months of 1999, and mill products average selling prices were 7% lower. Sales of ingot and slab represent about 11% of TIMET's sales. TIMET's sales volumes of ingot and slab increased 71% in the third quarter of 2000 compared to the third quarter of 1999, while average selling prices for ingot and slab were unchanged. During the first nine months of 2000, ingot and slab sales volumes increased 18% compared with the first nine months of 1999, and average selling prices declined 3%. Compared to the second quarter of 2000, TIMET's mill products sales volumes in the third quarter of 2000 decreased 2%, while mill products average selling prices were unchanged. Ingot and slab sales volumes in the third quarter of 2000 increased 5% compared to the second quarter of 2000, and ingot and slab average selling prices increased 2%. TIMET's year-to-date results in 2000 also include a net $8.3 million of special items, consisting of restructuring charges, equipment-related impairment charges and environmental remediation charges aggregating $9.5 million, offset by a $1.2 million gain from the sale of its castings joint venture. The restructuring charge relates to personnel reductions of about 200 employees.

         In September 2000, TIMET entered into a new four-year collective bargaining agreement with the union representing approximately 250 hourly production and maintenance workers at TIMET's facility in Nevada. The new agreement, which expires in October 2004, provides for, among other things, modest increases in wages and pension benefits over its term.

         During the third quarter of 2000, TIMET announced selling price increases on certain of its products. The price increases do not apply to TIMET's existing backlog, to orders under TIMET's existing long-term agreements containing specific provisions governing selling prices or to orders for industrial products. Accordingly, only about 35% of TIMET's sales volumes are expected to be eligible for such price increases. The average prices on TIMET's eligible new orders have thus far been substantially in line with the new price list. However, the volume of transactions to which such price increases are applicable has been relatively low given the short time period since the announcement, and TIMET expects the price increases will not have any significant effect on TIMET's results of operations in the fourth quarter of 2000. TIMET's firm order backlog at September 30, 2000 was approximately $200 million, compared to $160 million at June 30, 2000 and $260 million at September 30, 1999. The increase in backlog at September 30, 2000 reflects primarily the normal seasonal order cycle of TIMET's customer base. TIMET currently believes its sales and operating results in the fourth quarter of 2000 will be similar to its operating results in the third quarter of this year.

         TIMET believes the excess amount of titanium that has been present in the titanium supply chain during 2000 will have been significantly reduced by the end of the year, and TIMET currently believes such excess inventory will have less of an impact on TIMET's results of operations during 2001. According to the Airline Monitor, a leading aerospace publication, commercial aircraft build rates are expected to increase from 786 planes in 2000 to 866 planes in 2001 and 918 planes in 2002. TIMET believes worldwide industry titanium mill product shipments will aggregate approximately 53,000 metric tons in 2001, up 10% from an expected 48,000 metric tons in 2000. Such expected increase in worldwide titanium mill product shipments is due primarily to an anticipated increase in demand for aerospace products resulting from the increase in the number of aircraft forecasted to be produced, as well as a reduction in the amount of excess titanium in the supply chain discussed above.

         TIMET is currently in negotiations with several customers regarding product requirements and pricing for 2001. These negotiations are on going, and TIMET is presently unable to determine what sales volumes or selling prices will actually be realized with such customers. Principally as a result of the anticipated increase in demand for titanium aerospace products, TIMET currently expects its sales volumes in 2001 will increase by up to 15% from 2000 levels, with sales of between $450 million and $500 million, reflecting the anticipated additional sales volumes, certain price increases and anticipated changes in product mix. While TIMET currently expects to report operating and net losses in 2001, TIMET believes such losses will be substantially reduced from 2000 levels.

         In March 2000, TIMET filed the previously-reported lawsuit against The Boeing Company seeking damages estimated in excess of $600 million in connection with TIMET's long-term sales agreement with Boeing. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Discovery is proceeding, and a court date has been set for January 2002. Since April 2000, TIMET and Boeing have been in discussions to determine if a settlement can be reached. Those discussions are on going, and there can be no assurance that any settlement will be reached.

         Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below their amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's consolidated operating results, financial position, estimated asset values and prospects, the Company recorded a non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. At September 30, 2000, Tremont's net carrying value of its investment in TIMET was $6.00 per share compared to a NYSE market price at that date of $8.19. While generally accepted accounting principles may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers.

General corporate and other items

         General corporate. General corporate interest and dividend income decreased in the third quarter and first nine months of 2000 compared to the same periods in 1999 due primarily to a slightly lower level of distributions received from The Amalgamated Sugar Company LLC, as well as a lower interest rate on the Company's $80 million loan to Snake River Sugar Company effective April 1, 2000. Dividend distributions from the LLC were $5.4 million and $16.8 million in the third quarter and first nine months of 2000, respectively, compared to $5.9 million and $17.6 million in the respective periods of 1999. Aggregate general corporate interest and dividend income is currently expected to be lower during the fourth quarter of 2000 compared to the fourth quarter of 1999 due primarily to such lower interest rate on the $80 million loan to Snake River.

         Securities transactions in 2000 consist primarily of a $5.6 million second quarter gain related to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain insurance policies. Other securities transactions in both 2000 and 1999 relate principally to the disposition of a portion of the shares of Halliburton Company common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 3, 7 and 10 to the Consolidated Financial
Statements. Any additional exchanges in 2000 or thereafter would similarly result in additional securities transaction gains.

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

         Interest expense. Interest expense declined slightly in 2000 compared to the same periods in 1999 due primarily to lower average levels of outstanding indebtedness at NL, offset in part by the effect of consolidating Tremont's results of operations effective January 1, 2000 and higher levels of indebtedness at CompX. Assuming interest rates do not increase significantly from current levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges, interest expense in 2000 is not expected to be significantly different from interest expense in 1999.

         Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. Certain subsidiaries, including NL, Tremont and CompX, are currently not members of the consolidated U.S. tax group of which Valhi is a member, and the Company provides incremental income taxes on such earnings. In addition, Tremont, NL and TIMET are currently each in separate U.S. tax groups, and Tremont provides incremental income taxes on its earnings with respect to both NL and TIMET.

         During the first nine months of 2000, NL reduced its deferred income tax valuation allowance by $2.1 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. During the first nine months of 2000, Tremont increased its deferred income tax valuation allowance by $3.0 million primarily due to its equity in losses of TIMET for which recognition of a deferred tax benefit is not currently considered appropriate by Tremont under the "more-likely-than-not" recognition criteria.

         In October 2000, a reduction in the German "base" income tax rate from 30% to 25%, to be effective January 1, 2001, was enacted. Such reduction in the German tax rate is expected to result in an additional net tax expense in the fourth quarter of 2000 of about $3 million (about $2 million net income impact, net of minority interest) due to a revaluation of NL's German tax attributes, including the effect of revaluing certain deferred income tax purchase accounting adjustments with respect to NL's German assets. The reduction in the German income tax rate results in an additional income tax expense because the Company has recognized a net deferred income tax asset with respect to Germany. NL does not expect its future current income tax expense will be affected by this reduction.

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

         Discontinued operations. Discontinued operations in 1999 represent additional consideration received by the Company related to its 1997 disposal of its fast food operations.

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

         Investing and financing activities. Approximately 50% of the Company's aggregate capital expenditures during the first nine months of 2000 relate to NL, 42% relate to CompX and substantially all of the remainder relates to Waste Control Specialists.

         During the first nine months of 2000, (i) CompX acquired a lock producer for $9.5 million using borrowings under its unsecured revolving bank credit facility, (ii) NL purchased $29.2 million of shares of its common stock pursuant to its previously-reported share repurchase programs and (iii) NL and Valhi purchased an aggregate of $37.5 million of shares of Tremont common stock.

         During the first nine months of 2000, (i) CompX borrowed a net $11 million under its unsecured revolving bank credit facility, (ii) NL repaid Euro 31 million ($29 million when paid) of its Euro-denominated short-term indebtedness and (iii) Valhi borrowed a net $6 million under its bank credit facility and repaid a net $2.3 million of short-term borrowings from Contran.

         At September 30, 2000, unused credit available under existing credit facilities approximated $119 million, which was comprised of $69 million available to CompX under its revolving credit facility, $38 million available to NL under non-U.S. credit facilities and $12 million available to Valhi under its revolving bank credit facility. In October 2000, Valhi extended the maturity date of its revolving credit facility one year to November 2001, and the size of the facility was reduced from $50 million to $40 million. The $12 million amount of available borrowings for Valhi under such revolving credit facility at September 30, 2000 includes the impact of this $10 million reduction in the size of the facility.

Chemicals - NL Industries

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest.

         NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies of NOK 30 million ($3 million at September 30, 2000) relating to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment in a Norwegian appeals court, and NL believes the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien for both the 1994 and 1996 tax assessments on its Norwegian Ti02 plant in favor of the Norwegian tax authorities.

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

         NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($110 million at September 30, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than the $43 million net settlement discussed above with respect to one of NL's two principal former insurance carriers, NL has not recognized any insurance recoveries, potential or otherwise. NL will continue to pursue similar claims with other insurance carriers. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

         NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

Component products - CompX International

         In January 2000, CompX acquired a lock producer for $9 million cash consideration using borrowings under its bank credit facility. In November 2000, CompX's board of directors authorized CompX to purchase up to 1 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices over an unspecified period of time.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at September 30, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through March 2001 to exchange an aggregate of $18.2 million for an equivalent amount of Canadian dollars at exchange rates between approximately Cdn. $1.46 and Cdn. $1.48.

         CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, capital resources and estimated future operating cash flows. As a result of this process, CompX may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

         At September 30, 2000, Waste Control Specialists' indebtedness consists principally of (i) a $5.4 million bank term loan due in installments through November 2004 and (ii) $18.5 million of intercompany borrowings owed to a wholly-owned subsidiary of Valhi, of which $15 million is due on December 31, 2001 and $3.5 million is payable on demand. Such intercompany borrowings are eliminated in the Company's consolidated financial statements. Valhi currently expects to provide additional short-term borrowings to Waste Control Specialists during the fourth quarter of 2000.

Tremont Corporation and Titanium Metals Corporation

         Tremont. Tremont is primarily a holding company which, at September 30, 2000, owned approximately 39% of TIMET and 20% of NL. At September 30, 2000, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $101 million and $216 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through September 30, 2000, Tremont had net borrowings of $13.9 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Tremont expects to reduce the outstanding balance of such loan from Contran in the fourth quarter of 2000 as the cash received from its dividends from NL is expected to exceed its other cash requirements (including its own dividends).

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

         Tremont periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital and estimated future operating cash flows. As a result of this process, Tremont has in the past and may in the future seek to obtain financing from related parties or third parties, raise additional capital, modify its dividend policy, restructure ownership interests of subsidiaries and affiliates, incur, refinance or restructure indebtedness, purchase shares of its common stock, consider the sale of interests in subsidiaries, affiliates, marketable securities or other assets, or take a combination of such steps or other steps to increase or manage liquidity and capital resources. In the normal course of business, Tremont may investigate, evaluate, discuss and engage in acquisition, joint venture and other business combination opportunities. In the event of any future acquisition or joint venture opportunities, Tremont may consider using then-available cash, issuing equity securities or incurring indebtedness.

        TIMET. At September 30, 2000, TIMET reported total assets and stockholders' equity of $759.4 million and $363.9 million, respectively. TIMET's total assets at such date include current assets of $246.6 million, property and equipment of $304.2 million and goodwill and other intangible assets of $64.5 million. TIMET's total liabilities at such date include current liabilities of $110.1 million, long-term debt of $30.6 million, accrued OPEB costs of $19.0 million and convertible preferred securities of $201.3 million.

        TIMET's plan to address current market conditions includes more effective working capital management, particularly inventories and receivables, both of which were reduced in the first nine months of 2000. Additionally, TIMET received tax refunds of $7.4 million in the first nine months of 2000.

         At September 30, 2000, TIMET had net debt of approximately $52 million ($58 million of notes payable and long-term debt and $6 million of cash and equivalents). In February 2000, TIMET entered into a new $125 million U.S. revolving credit agreement which replaced its previous U.S. credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. The new facility limits additional indebtedness of TIMET, prohibits the payment of common stock dividends and contains other covenants customary in lending transactions of this type. In addition, in February 2000 TIMET also entered into a new U.K. credit facility denominated in Pound Sterling which replaced its prior U.K. credit facility. At September 30, 2000, TIMET had $106 million of borrowing availability, principally under these new facilities. TIMET believes these two new credit facilities will provide TIMET with the liquidity necessary for its current market and operating conditions.

         At September 30, 2000, TIMET had $201.3 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. TIMET's new U.S. credit facility prohibits the payment of dividends on TIMET's common stock, and the facility also prohibits the payment of dividends on the convertible preferred securities under certain conditions. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. Although the dividend payments are deferred, interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET has stated that its goal is to resume dividends on the convertible preferred
securities   when  the   outlook  for  its   results  of   operations   improves
substantially.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued but, through September 30, 2000, have not been paid (with the exception of one quarterly payment received in each of April, July and October 2000) due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued dividends on the SMC preferred securities ($8.1 million at September 30, 2000) as a non-current asset. There can be no assurance that TIMET will receive additional dividends during the remainder of 2000.

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

General corporate - Valhi

         Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at September 30, 2000, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the 3.8 million
Tremont shares owned by Valhi at September 30, 2000, Valhi would receive aggregate annual dividends from Tremont of approximately $1.1 million. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and Valcor, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At September 30, 2000, Valhi had $7 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $27 million of outstanding borrowings under its revolving bank credit agreement. In addition, Valhi had $12 million of borrowing availability under its bank credit facility. In October 2000, Valhi extended the maturity date of its revolving credit facility one year to November 2001, and the size of the facility was reduced from $50 million to $40 million. The amount shown as available borrowings for Valhi under such revolving credit facility at September 30, 2000 includes the impact of this $10 million reduction in the size of the facility.

         Valhi's LYONs do not require current cash debt service. At September 30, 2000, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at September 30, 2000, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $29 million.

         At September 30, 2000, the LYONs had an accreted value equivalent to approximately $36.60 per Halliburton share, and the market price of the Halliburton common stock was $48.94 per share (October 31, 2000 market price of Halliburton - $37.06 per share). Such September 30, 2000 market price of
Halliburton is equal to the equivalent accreted LYONs obligation in November 2003. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity. Such October 2002 redemption price is equivalent to about $44.10 per Halliburton share. Assuming the market value of Halliburton common stock exceeds such equivalent redemption value of the LYONS in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date.

         Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an agricultural cooperative formed by certain sugarbeet growers in Amalgamated's area of operation. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Such loans bear interest (which is paid monthly) at a weighted average fixed interest rate of 9.4%, are presently nonrecourse to Valhi and are collateralized by the Company's investment in the LLC ($170 million carrying value at September 30, 2000). Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Notes 3, 5 and 7 to the Consolidated Financial Statements.

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

         The Company has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. Over the past year, the refined sugar industry has been experiencing, among other things, downward pressure on selling prices due principally to relative supply/demand relationships. Snake River's board of directors is authorized to require the sugarbeet growers to make capital contributions to Snake River in the form of "unit retains." Such unit retain capital contributions are deducted from the payments made to the growers for supplying the LLC with sugarbeets, thereby decreasing the LLC's raw material costs and increasing its profitability. During each of 1998, 1999 and 2000, Snake River's board of directors authorized and withheld such unit retains in order to, among other things, increase the profitability and cash flows of the LLC.

         In part because of the current depressed market conditions for refined sugar, the Company and Snake River held discussions during 2000 in an attempt to reach an agreement whereby, among other things, the Company would provide (i) relief from the level of dividend distributions required to be paid by the LLC to the Company and (ii) modification of certain terms of the Company's $80 million loan to Snake River. In June 2000, the Company and Snake River reached an agreement in principle, and in October 2000 formal agreements were executed, whereby, among other things, (i) the specified levels of cumulative unpaid LLC distributions which allow the Company to temporarily take control of the LLC were increased effective April 2000, (ii) the interest rate on the Company's $80 million loan to Snake River was reduced from 12.99% to 6.49% effective April 1, 2000, (iii) the amount of interest forgone as a result of such reduction in the interest rate on the $80 million loan will be recouped and paid via additional future LLC distributions upon achievement of specified levels of future LLC profitability, (iv) Snake River granted to the Company a lien on substantially all of Snake River's assets to collateralize such $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior lender and (v) Snake River agreed that the sum of the annual amount of LLC distributions paid by the LLC to the Company and the annual amount of debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by the Company to Snake River on its $250 million in loans from Snake River. Through September 30, 2000, the Company's cumulative distributions from the LLC had not fallen below such amended specified levels, and the Company does not currently have the ability to temporarily take control of the LLC.

         Certain covenants contained in Snake River's third-party senior debt limit the amount of debt service payments (principal and interest) which Snake River is permitted to remit to Valhi under Valhi's $80 million loan to Snake River, and such loan is subordinated to Snake River's third-party senior debt. Due to these covenants, Snake River was limited in the amount of debt service it could pay on the $80 million loan to $3 million in 1998, $7.2 million in 1999 and $950,000 in the first nine months of 2000. At September 30, 2000, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $16.2 million (including the effect of reducing the interest rate on such loan from 12.99% to 6.49% effective April 1, 2000). The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

         In August 2000, defendants filed an answer denying all of the allegations in the previously-reported Envirocare of Utah, Inc., et al. v. Waste Control Specialists LLC, et al. Waste Control Specialists believes the complaint is without merit and intends to defend against the action vigorously.

         City of New York, et al. v. Lead Industries Association, et al. (No. 89-4617). In September 2000, the First Department denied plaintiffs' appeal of the trial court's denial of plaintiffs' motion for summary judgment on the market share issue.

         Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). Plaintiffs have filed a notice of appeal.

         Sabater, et al. v. Lead Industries Association, et al. (No. 25533/98). In October 2000, defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation ("FHLMC), and FHLMC removed the case to federal court in the Southern District of New York.

         Cofield, et al. v. Lead Industries Association, et al. (No. 24-C-99004491). In August 2000, the federal court dismissed the fraud, indemnification, and nuisance claims, and remanded the case to Maryland state court.

         Spring Branch Independent School District v. Lead Industries Association, et al. (No. 2000-31175) and Houston Independent School District v. Lead Industries Association, et al. (No. 2000-33725). In October 2000, NL filed answers in both cases denying all allegations of wrongdoing and liability.

         Lewis et al. v. Lead Industries Association, et al. (No. 00CH09800). In October 2000, defendants moved to dismiss all claims. Briefing is not yet completed.

         In October 2000, NL was served with a complaint filed in California state court in Carletta Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are NL, the Lead Industries Association, and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. NL intends to deny all allegations of wrongdoing and liability and to defend the case vigorously.

         Batavia, New York Landfill. In September 2000, NL finalized the previously-reported consent decree allocating cleanup costs at this site among the PRPs. NL's expected costs pursuant to the consent decree are within previously-accrued amounts.

         In October 2000, NL was served with a complaint in Pulliam, et al. vs. NL Industries, Inc., et al. (Superior Court of Marion County, Indiana, No. 49DO20010CT001423) filed on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. The time for NL to file its answer has not yet expired. NL intends to deny all allegations of wrongdoing and to defend the case vigorously.

         In August and September 2000, NL and one of its subsidiaries, NLO, Inc., were named as defendants in each of the four lawsuits listed below that were filed in federal court in the Western District of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, caused injury to employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each of the four cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has done in several previous cases relating to management of the FMPC. NL has so advised the DOE. Answers in the four cases have not been filed, and NL and NLO intend to deny all allegations of wrongdoing and to defend the cases vigorously.

o        In Rainer, et al. v. E.I. du Pont de Nemours,  et al., ("Rainer I") No.
         5:00CV-223-J, plaintiffs purport to represent a class of former employees at the PGDP and members of their households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability and strict products liability.

o In Rainer, et al. v. Bill Richardson, et al., No. 5:00CV-220-J, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I.

o In Dew, et al. v. Bill Richardson, et al., No. 5:00CV00221R, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

o        In  Shaffer,   et  al.  v.  Atomic  Energy  Commission,   et  al.,  No.
         5:00CV00307M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew.

         In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint alleges that several female employees at TIMET's Nevada plant were the subject of sexual harassment. TIMET intends to vigorously defend this action, and TIMET does not presently anticipate that any adverse outcome in this case would be material to TIMET's financial condition, results of operations or liquidity.

Item 6. Exhibits and Report on Form 8-K.

        (a)    Exhibits

                  10.1     -  Master  Agreement  Regarding   Amendments  to  The
                           Amalgamated Sugar Company Documents dated October 19, 2000.

                  10.2 - Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000.

                  10.3 - Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000.

                  10.4     - Contingent  Subordinate  Pledge  Agreement  between
                           Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000.

                  10.5 - Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000.

                  10.6 - Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000.

                  10.7 - First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000.

                  10.8 - First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000.

                  10.9 - First Amendment to the Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000.

                  27.1 - Financial Data Schedule for the nine-month period ended September 30, 2000.

        (b)    Report on Form 8-K

               Report on Form 8-K for the three-month period ended September 30, 2000.

               July 26, 2000    - Reported Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VALHI, INC.
                       ---------------------------------
                                (Registrant)



Date   November 10, 2000      By /s/ Bobby D. O'Brien
     ---------------------       ------------------------------
                                Bobby D. O'Brien
                                (Vice President and Treasurer,
                                 Principal Financial Officer)



Date   November 10, 2000      By /s/ Gregory M. Swalwell
     ---------------------       ------------------------------
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



                                  VALHI, INC.
                       ---------------------------------
                                 (Registrant)



Date   November 10, 2000      By
     ---------------------       -----------------------------
                                 Bobby D. O'Brien
                                 (Vice President and Treasurer,
                                  Principal Financial Officer)



Date   November 10, 2000      By
     ---------------------       -----------------------------
                                 Gregory M. Swalwell
                                 (Vice President and Controller,
                                  Principal Accounting Officer)