Form 10-K405
period 2000-12-31
VALHI INC /DE/
filed 2001-03-22
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2000

         Commission file number 1-5467

                                   VALHI, INC.
-------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 2001, 114,692,317 shares of common stock were outstanding. The aggregate market value of the 7.6 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $80.2 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


         A chart showing, as of December 31, 2000, (i) Valhi's 60% ownership of NL Industries, Inc., (ii) Valhi's 68% ownership of CompX International Inc.,
(iii) Valhi's 90% ownership of Waste Control Specialists LLC, (iv) Valhi's and NL's 80% and 20%, respectively, ownership in Tremont Group, Inc., (v) Tremont Group's 80% ownership of Tremont Corporation, (vi) Tremont's 39% ownership of Titanium Metals Corporation and (vii) Tremont's 20% ownership of NL.

                                     PART I


ITEM 1.   BUSINESS

         As more fully described on the chart on the opposite page, Valhi, Inc. (NYSE: VHI), has operations through majority-owned subsidiaries or less than majority-owned affiliates in the chemicals, component products, waste management and titanium metals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.

Chemicals                           NL is the  world's  fifth-largest  producer,
  NL Industries, Inc.               and  Europe's  second-largest  producer,  of
                                    titanium  dioxide pigments  ("TiO2"),  which
                                    are used for imparting whiteness, brightness
                                    and  opacity  to a wide  range  of  products
                                    including paints,  plastics,  paper,  fibers
                                    and other "quality-of-life" products. NL had
                                    an  estimated  12% share of  worldwide  TiO2
                                    sales  volume  in  2000.  NL has  production
                                    facilities   throughout   Europe  and  North
                                    America.

Component Products                  CompX is a leading manufacturer of ergonomic
  CompX International Inc.          computer  support  systems,  precision  ball
                                    bearing  slides and  security  products  for
                                    office      furniture,      computer-related
                                    applications   and  a   variety   of   other
                                    products. CompX has production facilities in North America, Europe and Asia.

Waste Management                    Waste Control  Specialists owns and operates
  Waste Control Specialists LLC     a facility in West Texas for the processing,
                                    treatment,    storage   and    disposal   of
                                    hazardous,   toxic  and  certain   types  of
                                    low-level  radioactive wastes. Waste Control
                                    Specialists is seeking additional regulatory
                                    authorizations  to expand its  treatment and
                                    disposal   capabilities  for  low-level  and
                                    mixed radioactive wastes.

Titanium Metals                     Titanium Metals Corporation ("TIMET") is the
  Titanium Metals Corporation       world's  largest   integrated   producer  of
                                    titanium sponge,  melted products (ingot and
                                    slab)  and  mill  products.   TIMET  had  an
                                    estimated 24% share of worldwide industry shipments of titanium mill products in 2000.
                                    TIMET has production  facilities in the U.S.
                                    and Europe.

         Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and another entity. Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of Contran and Valhi and may be deemed to control such companies. NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission. The information set forth below with respect to such companies has been derived from such reports.

         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), potential difficulties in integrating completed acquisitions (such as CompX's acquisitions of two slide producers in 1999 and its acquisition of a lock producer in January 2000), uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

CHEMICALS - NL INDUSTRIES, INC.

         General. NL Industries is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fifth-largest TiO2 producer, with an estimated 12% share of worldwide TiO2 sales volumes in 2000. Approximately one-half of Kronos' 2000 sales volumes were attributable to markets in Europe, where Kronos is the second-largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. Kronos has an estimated 12% share of North American TiO2 sales volumes. Ti02 accounted for substantially all of NL's net sales in 2000.

         Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices (in billing currencies) increased during each quarter of 2000 as compared to the respective prior quarter, continuing the upward trend in prices that began in the fourth quarter of 1999. Industry-wide demand for TiO2 was strong throughout most of 2000, but weakened in the fourth quarter of 2000. NL believes that the weaker demand in the fourth quarter of 2000 was due to a softening of the worldwide economy and customers reducing their inventory levels.

         Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

         TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

         Per capita Ti02 consumption in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe, the Far East or China if the economies in these countries develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern Europe.

         NL believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, NL believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

         Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos distributes its TiO2 by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2000 TiO2 sales were to Europe, with 37% to North America and the balance to export markets.

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

         Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately two-thirds of Kronos' 2000 production capacity is based on its chloride process, which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less wastes. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is finished into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and chloride-process production facilities in 2000 represented almost 60% of industry capacity.

         During 2000, Kronos operated four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana. Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in Europe. All of Kronos' principal production facilities are owned, except for the land under the Leverkusen facility. Kronos also has a governmental concession with an unlimited term to operate its ilmenite mine in Norway.

         Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The
Leverkusen facility, with about one-third of Kronos' 2000 TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

         Kronos produced a record 441,000 metric tons of TiO2 in 2000, 7% higher than the 411,000 metric tons of TiO2 NL produced in 1999 and 2% higher than the previous record of 434,000 metric tons produced in 1998. Kronos' average production capacity utilization rate in 2000 was near full capacity, up from 93% in 1999, reflecting NL's decision to return to higher production levels to meet strengthening demand after curtailing production volumes during the first quarter of 1999 to manage inventory levels. Kronos believes its current annual attainable production capacity is approximately 450,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant. NL expects to be able to increase its production capacity to approximately 465,000 metric tons by 2002 with only moderate capital expenditures. Such expectations about NL's future TiO2 production capacity excludes the effect, if any, resulting from a fire that occurred in late March 2001 at NL's German TiO2 production facility in Leverkusen. Due to the fire and the abrupt shutdown, damages to the 35,000 metric ton sulfate-process portion of the facility are expected to be extensive and may require the rebuilding of the plant. The fire did not enter the 125,000 metric ton chloride-process plant at the site in Leverkusen, but the fire did damage certain support equipment necessary to operate that plant. The chloride-process plant has been closed as damage to the support facilities is assessed, with start-up preliminarily estimated to occur in May 2001.

         The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally located in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from beach sand ilmenite from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa) under a long-term supply contract that expires at the end of 2003. Natural rutile ore is purchased primarily from Iluka Resources, Inc. (Australia) under a long-term supply contract that currently expires at the end of 2005. NL does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

         The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2000. Kronos also purchases sulfate grade slag for its Canadian plant from Q.I.T. Fer et Titane Inc. (Canada) under a long-term supply contract which expires in 2003.

         Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on NL's financial position, results of operations or liquidity.

         TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman ICI Holdings ("HICI") each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI pursuant to separate offtake agreements. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's costs. A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

         Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2000, Kronos had an estimated 12% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

         Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., HICI, Kerr-McGee Corporation and Ishihara Sangyo Kaisha, Ltd. These five largest competitors have estimated individual worldwide shares of TiO2 production capacity ranging from 5% to 23%, and an aggregate estimated 70% share of worldwide TiO2 production volume. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

         Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience). No greenfield plants have been announced, but NL expects industry capacity to increase as Kronos and its competitors debottleneck existing facilities. Based on factors described above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to NL's expectations. If actual developments differ from NL's expectations, NL and the TiO2 industry's performance could be unfavorably affected.

         Research and development. Kronos' annual expenditures for research and development and certain technical support programs have averaged approximately $6 million during the past three years. TiO2 research and development activities are conducted principally at NL's Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

         Patents and trademarks. Patents held for products and production processes are believed to be important to NL and to the continuing business activities of Kronos. NL continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. NL's major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

         Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for about one-fourth of chemicals sales during the past three years. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

         Employees. As of December 31, 2000, NL employed approximately 2,500 persons (excluding employees of the Louisiana joint venture), with 100 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

         NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act ("OSHA"), the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that the Louisiana Ti02 plant owned and operated by the joint venture and a slurry facility owned by NL are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

         NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws. While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany and Belgium, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European regulatory authorities and with an EU directive to control the effluents produced by TiO2 production facilities.

         NL has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant. Kronos completed an $8 million landfill expansion in 2000 for its Belgian plant that provides the plant with twenty years of storage space for neutralized chloride-process solids.

         NL's  capital  expenditures   related  to  its  ongoing   environmental
protection and improvement programs are currently expected to approximate $6 million in 2001 and $5 million in 2002.

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

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

         General. CompX is a leading manufacturer of ergonomic computer support systems, precision ball bearing slides and security products (cabinet locks and other locking mechanisms) for office furniture, computer-related applications and a variety of other products. CompX's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, precision ball bearing slides and security products. In 2000, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 50%, 34% and 16% of net sales, respectively.

         In 1998, CompX acquired two lock producers. In 1999, CompX acquired two slide producers. In 2000, CompX acquired another lock producer. See Note 3 to the Consolidated Financial Statements. These acquisitions have expanded CompX's product lines and customer base.

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

         Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to office desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including physically-challenged) users and the Lift-n-Lock mechanism that allows adjustment of the keyboard arm without the use of levers or knobs.

         Precision ball bearing slides are used in such applications as file cabinets, desk drawers, tool storage cabinets, imaging equipment and computer network server cabinets. These products include CompX's Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement.

         Security products, or locking mechanisms, are used in applications such as computers, vending and gaming machines, ignition systems, motorcycle storage compartments, hotel room safes, parking meters, electrical circuit panels and transportation equipment as well as office and institutional furniture. These include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

         Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a dedicated sales force. The majority of CompX's sales are to OEMs, while the balance represents standardized products sold through distribution channels. Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturer's representatives. Manufacturers' representatives are selected based on special skills in certain markets or with current or potential customers.

         A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet associated with its Canadian operations.

         CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2000, the ten largest customers accounted for about 35% of component products sales, with the largest customer less than 10%. In 1999, the ten largest customers accounted for about 33% of component products sales with the largest customer less than 10%. In 1998, the ten largest customers accounted for 40% of CompX's sales with one customer, Hon Industries Inc., accounting for approximately 10% of sales.

         Manufacturing and operations. At December 31, 2000, CompX operated seven manufacturing facilities in North America (three in Illinois, two in Ontario, Canada and one in each of South Carolina and Michigan), one facility in The Netherlands and two facilities in Taiwan. Ergonomic products or precision ball bearing slides are manufactured in the facilities located in Canada, The Netherlands, Michigan and Taiwan and security products are manufactured in the facilities located in South Carolina and Illinois. All of such facilities are owned by CompX except for one of the facilities in both Illinois and Taiwan, which are leased. CompX also leases a distribution center in California. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

         CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices provided the specified minimum monthly purchase quantities are met. Materials purchased on the spot market are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently overall operating margins can be affected by such raw material cost pressures.

         Competition. The office furniture and security products markets are highly competitive. CompX competes primarily on the basis of product design, including ergonomic and aesthetic factors, product quality and durability, price, on-time delivery, service and technical support. CompX focuses its efforts on the middle- and high-end segments of the market, where product design, quality, durability and service are placed at a premium.

         CompX competes in the ergonomic computer support system market with one major producer and a number of smaller manufacturers that compete primarily on the basis of product quality, features and price. CompX competes in the precision ball bearing slide market with two large manufacturers and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality and price. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors, which makes significant selling price increases difficult. Although CompX believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

         Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed by CompX to be important to its continuing business activities, and owns a number of trademarks and brand names, including National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide. CompX believes these trademarks are well recognized in the component products industry.

         Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX's operations are also subject to federal, state, local and foreign laws and regulations relating to worker health and safety. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of maintaining compliance with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with such future laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's consolidated financial condition, results of operations or liquidity.

         Employees. As of December 31, 2000, CompX employed approximately 2,270 employees, including 895 in the United States, 875 in Canada, 365 in The Netherlands and 135 in Taiwan. Approximately 85% of CompX's employees in Canada are covered by a collective bargaining agreement which expires in 2003. CompX believes its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

         General. Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first of such wastes were received for disposal in February 1997. Subsequently, Waste Control Specialists has expanded its permitting authorizations to include the processing, treatment and storage of low-level and mixed radioactive wastes and the disposal of certain types of low-level radioactive wastes. To date, Valhi has contributed $75 million to Waste Control Specialists in return for its 90% membership equity interest, which cash capital contributions were used primarily to fund construction of the facility and fund Waste Control Specialists' operating losses. The other owner contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

         Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. EPA to accept hazardous and toxic wastes governed by the RCRA and the TSCA. The ten-year RCRA and TSCA permits initially expire in 2004, but are subject to renewal by the TNRCC assuming Waste Control Specialists remains in compliance with the provisions of the permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future.

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

         The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists had approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. Waste Control Specialists began construction during 2001 for an additional 240,000 cubic yards of capacity. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which each condominium cell is dedicated to an individual customer's waste materials. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote.

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

         Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA and TSCA-related wastes. Principal competitors are Waste Management, Inc., Safety-Kleen Corp., American Ecology Corporation and Envirosafe Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

         Employees. At December 31, 2000, Waste Control Specialists employed approximately 120 persons.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

         General. Titanium Metals Corporation ("TIMET") is the world's largest integrated producer of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only integrated producer with major production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2000 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 10% of worldwide sponge production.

         Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 2000, the number of non-aerospace end-use markets for titanium has expanded substantially. Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants, and pollution control equipment. Titanium is also experiencing increased customer demand in several emerging markets with diverse uses such as offshore oil and gas production installations, geothermal facilities, military armor, and automotive and architectural applications. While shipments to emerging markets represented less than 5% of TIMET' sales volume in 2000, TIMET believes these emerging applications represent potential growth opportunities. If titanium usage in these markets continues to develop, they may, over time, reduce the industry's and TIMET's dependence on the aerospace industry.

         Industry conditions. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium manufacturing. Over the past 20 years, the titanium industry had cyclical peaks in mill products shipments in 1980, 1989 and 1997 and cyclical lows in 1983, 1991 and 1999. The demand for titanium generally precedes aircraft deliveries by about one year although this varies considerably by titanium product. Accordingly, TIMET's cycle historically had preceded the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for TIMET's products.

         During the second half of 1998, it became evident that the anticipated record rates of aircraft production would not be reached, and that a decline in overall aircraft production rates would begin earlier than forecast, particularly in titanium-intensive wide body planes. This resulted in considerable excess inventory throughout the supply chain. According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries for the 1996 to 2000 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft. Consistent with the most recent peak in commercial aircraft deliveries in 1999 and the fact that the demand for titanium generally precedes aircraft deliveries, the demand for titanium reached a peak in 1997 when worldwide mill products shipments aggregated an estimated 60,000 metric tons. Since this peak, industry mill product shipments declined 5% in 1998 to an estimated 57,000 metric tons, and further declined 16% to an estimated 48,000 metric tons in each of 1999 and 2000.

         During 1999, aerospace customers continued to focus on reducing inventories and a significant number of TIMET's aerospace customers canceled or delayed previously scheduled orders. The aerospace supply chain is fragmented and decentralized resulting in excess inventories being difficult to quantify. However, customer actions such as order delays (i.e. pushouts) and cancellations combined with other data provide limited visibility. During 2000, TIMET experienced no significant customer pushouts or cancellations of deliveries and its order backlog increased substantially, as discussed below. Late in 2000 and early 2001, TIMET experienced an increase in orders for aerospace quality titanium products and certain customers requested advanced delivery of existing orders. Commercial aircraft deliveries are currently expected to be 905 (including 230 wide bodies) in 2001 and 825 (including 220 wide bodies) in 2002. Although quantitative information is not readily available, these factors and others have led TIMET to believe that the excess titanium inventory throughout the supply chain has been substantially reduced and is unlikely to be a significant factor in 2001 in most areas.

         Mill product shipments to the aerospace industry in 2000 represented about 40% of total industry demand, but represented about 85% of TIMET's mill product shipments. Aerospace demand for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components, (i.e. bulkheads, tail sections, landing gears, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2000 accounted for approximately 85% of aerospace demand and 35% of aggregate titanium mill product demand.

         TIMET believes that worldwide industry mill product shipments in 2001 will increase by approximately 10% to about 53,000 metric tons compared to 2000. TIMET believes that demand for mill products for the commercial aerospace sector will be the principal factor influencing such expected increase in industry mill product shipments during 2001. Demand growth for the commercial aerospace sector in 2001 is expected to exceed the 10% aggregate growth in titanium mill product shipments while other markets are expected to experience lesser growth. Shipments for the commercial aerospace sector represented approximately 80% of TIMET' sales volumes in 2000. Accordingly, TIMET believes its sales volume in 2001 may increase more than the expected 10% increase in titanium industry mill product shipments because the proportion of TIMET's annual mill product shipments which are delivered to customers in the commercial aerospace industry (80%) generally exceeds the total industry mill products shipments to commercial aerospace industry customers (35%).

         Products and operations. TIMET products include: (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) forged and rolled products produced from ingot or slab, including billet, bar, flat products (plate, sheet, and strip), pipe and pipe fittings.

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

         Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. TIMET's customers usually process TIMET's products for their ultimate end-use or for sale to third parties.

         During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production.

         TIMET is reliant on several outside processors to perform certain rolling and finishing steps in the U.S., and to perform certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France the processor is also a joint venture partner of TIMET's majority-owned subsidiary. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's business, results of operations, financial condition and cash flows in the short term.

         Raw materials. The principal raw materials used in the production of titanium mill products are titanium sponge, titanium scrap and alloying materials. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2000, approximately 25% of TIMET's production was made from sponge internally produced, 29% was from purchased sponge, 39% was from titanium scrap and the remainder from alloying elements.

         The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, Africa (South Africa and Sierra Leone), India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. In addition, although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Chlorine is currently obtained from a single source near TIMET's Nevada plant. TIMET believes that this supplier is experiencing certain financial difficulties and, accordingly, there can be no assurances the chlorine supply from this provider may not be interrupted. TIMET is in the process of evaluating whether to make certain equipment modifications to enable TIMET to utilize alternative chlorine suppliers or to purchase an intermediate product which would allow TIMET to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

         While TIMET was one of six major worldwide producers of titanium sponge during 2000, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Recently, Allegheny Technologies, Inc. announced that it was idling its titanium sponge production facility, making TIMET the only active U.S. producer of titanium sponge. As a consequence, TIMET believes the availability of certain grades of titanium sponge, principally premium quality sponge, used for certain aerospace applications is currently tight. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge. Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. In 2001, TIMET expects to purchase sponge principally from Japan, Kazakhstan, and from the U.S. Defense Logistics Agency's stockpile of sponge.

         TIMET has entered into agreements with certain key suppliers that were intended to assure anticipated raw material needs to satisfy production requirements for TIMET's key customers. Certain provisions of these contracts, such as minimum purchase commitments and prices, have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions and to address Boeing's underperformance under its long-term agreement discussed below. For example, TIMET has a long-term agreement for the purchase of titanium sponge produced in Kazakhstan to support demand for both aerospace and non-aerospace applications. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). The contract provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. TIMET agreed to reduced minimums of 1,000 metric tons for 2000 and 3,000 metric tons for 2001. TIMET has no other long-term sponge supply agreements.

         Properties. TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has two facilities in the United Kingdom and one facility in France. Titanium sponge is produced at the Nevada facility while ingot, slab and mill products are produced at the other facilities. TIMET also maintains eight service centers (five in the United States and three in Europe), which sell TIMET's products on a just-in-time basis. The facilities in Nevada, Ohio and Pennsylvania, and one of the U.K. facilities, are owned, and the remainder of the facilities are leased.

         In addition to its U.S. sponge capacity discussed below, TIMET's 2001 worldwide melting capacity aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting furnace.

         TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 1998, TIMET's plants operated at 80% of practical capacity, decreasing to 55% in 1999 and increasing to about 60% in 2000. In 2001, TIMET's plants are expected to operate at about 70% to 75% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced. During the past three years, TIMET closed or idled certain facilities in response to changing market conditions.

         TIMET's VDP sponge facility is expected to operate at approximately 90% of its annual practical capacity of 8,600 metric tons during 2001, which is up from the 2000 level of utilization of about 65%. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S. TIMET has expanded the use of VDP sponge in its European facilities, and approximately 1,100 metric tons of VDP production from the TIMET's Nevada facility was used in its European operations during 2000. Such 1,100 metric tons represented about 20% of the sponge consumed in TIMET's European operations during 2000. TIMET expects the consumption of Nevada-produced VDP sponge in its European operations will increase to about 25% of its sponge requirements in 2001. The raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

         TIMET's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 75% of aggregate capacity in 2001.

         Titanium mill products are principally produced at TIMET's forging and rolling facility in Ohio, which receives intermediate titanium ingots and slabs principally from TIMET's U.S. melting facilities. This facility is expected to operate at 80% of practical capacity in 2001. Production capacity utilization across TIMET's product lines varies.

         One of TIMET's facilities in the United Kingdom produces VAR ingots which are used primarily as raw material feedstock at the same facility. The forging operation at this facility principally processes the ingots into billet product for sale to customers or for further processing into bar and plate at TIMET's other facility in the United Kingdom. TIMET's United Kingdom melting and mill products production in 2001 is expected to be approximately 83% and 70%, respectively, of practical capacity. Sponge for melting requirements in both the United Kingdom and France that is not supplied by TIMET's Nevada facility is purchased principally from suppliers in Japan and Kazakhstan.

         Distribution, market and customer base. TIMET sells its products through its own sales force based in the U.S. and Europe, and through independent agents worldwide. TIMET's marketing and distribution system also includes the eight TIMET-owned service centers. TIMET believes that it has a competitive sales and cost advantage arising from the location of its production plants and service centers, which are in close proximity to major customers. These centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers give it a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

         About 55% of TIMET's 2000 sales were to customers within North America, with about 40% to European customers and the balance to other regions. During 1999 and 2000, certain of TIMET's customers, including Wyman Gordon, were merged, and sales to this combined group aggregated 10% of TIMET's sales in 2000. About 85% of TIMET's mill product shipment sales were used by TIMET's customers to produce parts and other materials for the aerospace industry. Sales under TIMET's long-term agreements with certain major aerospace customers, discussed below, accounted for approximately 50% of its aerospace sales in 2000. TIMET expects that while a majority of its 2001 sales will be to the aerospace industry, other markets will continue to represent a significant portion of its sales.

         The primary market for titanium in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplane Group and European Aeronautic Defense and Space Company, parent company of the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a United Technology company), General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

         TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce, United Technologies Corporation (and related companies) and Wyman-Gordon Company. These agreements are intended to provide for (i) minimum market shares of the customers' titanium requirements (generally at least 70%) for extended periods (nine to ten years) and (ii) fixed or formula-determined prices generally for at least the first five years. With respect to the Boeing contract, although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, TIMET believes the level of orders was significantly below the contractual volume requirements for those years. Boeing informed TIMET in 1999 that it was unwilling to commit to the contract beyond 2000. TIMET presently expects to receive less than the minimum contractual order volume from Boeing in 2001.

         In March 2000, TIMET filed a lawsuit against Boeing in Colorado state court seeking damages for Boeing's repudiation and breach of the Boeing contract. TIMET's complaint seeks damages from Boeing that TIMET believes are in excess of $600 million and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Discovery is proceeding, and a court date has currently been set for January 2002. TIMET continues to have discussions with Boeing about a possible settlement of the matter. There can be no assurance that TIMET will achieve a favorable outcome to this litigation.

         TIMET's order backlog was approximately $245 million at December 31, 2000, compared to $195 million at December 31, 1999 and $350 million at December 31, 1998. Substantially all of the 2000 year-end backlog is expected to be delivered during 2001. Although TIMET believes that the backlog is a reliable indicator of near-term business activity, conditions in the aerospace industry could change and result in future cancellations or deferrals of existing aircraft orders and materially and adversely affect TIMET's existing backlog, orders, and future financial condition and operating results.

         As of December 31, 2000, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 3,224 planes versus 2,943 planes at the end of 1999 and 3,095 planes at the end of 1998. The newer wide body planes, such as the Boeing 777 and the Airbus A-330 and A-340, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2000 was 751 (23% of total backlog) compared to 679 (23%) at the end of 1999.

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

         Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, the Former Soviet Union ("FSU") and China. With the idling of Allegheny's facility discussed above, TIMET is one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

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

         In addition to regular duties, titanium sponge imported from countries of the FSU (Russia, Kazakhstan and Ukraine) has for many years been subject to substantial antidumping penalties. In addition, titanium sponge imports from Japan were subject to a standing antidumping order, but no penalties had been attached in recent years. In 1998, the International Trade Commission revoked all outstanding antidumping orders on titanium sponge based upon a determination that changed circumstances in the industry did not warrant continuation of the orders. TIMET has appealed that decision and the matter is still pending.

         Further reductions in, or the complete elimination of, all or any of these tariffs could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus TIMET's business, financial condition, results of operations and cash flows. However, TIMET has, in recent years, been a large importer of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially mitigated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

         Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be modified without substantial expenditures to process titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

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

         Employees. As of December 31, 2000, TIMET employed approximately 2,220 persons (1,333 in the U.S. and 887 in Europe), down from a total of 2,350 at the end of 1999 and 2,740 at the end of 1998. During 2001, TIMET currently expects to add approximately 100 people, principally in its manufacturing operations. TIMET's production and maintenance workers at its Nevada facility and its production, maintenance, clerical and technical workers in its Ohio facility are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2004 and June 2002, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. About 65% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements. While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's business, financial condition, results of operations or cash flows.

         Regulatory and environmental matters. TIMET's operations are governed by various federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act, the RCRA and OSHA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Nevada facility, TIMET uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial condition or cash flows.

         TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, and are not presently expected to have a material adverse effect on TIMET.

         TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $4 million in 1999 and $2.6 million in 2000, and its capital budget provides for approximately $2.7 million of such expenditures in 2001. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

OTHER

         Tremont Corporation. Tremont is primarily a holding company which owns 20% of NL and 39% of TIMET. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is actively engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

         Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada, and beginning in 1999, component products operations in The Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Approximately 70% of NL's 2000 aggregate TiO2 sales were to non-U.S. customers, including 11% to customers in areas other than Europe and Canada. Approximately 37% of CompX's 2000 sales were to non-U.S. customers located principally in Canada and Europe. About 45% of TIMET's 2000 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantative and Qualitative Disclosures About Market Risk."

         CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risk associated with future sales. See Note 1 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 18 to the Consolidated Financial Statements, which information is incorporated herein by reference.

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

         In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the pigment manufacturers and the LIA. Plaintiffs seek damages, contribution and/or indemnity in an amount in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). In December 1991, the court granted the defendants' motion to dismiss claims alleging negligence and strict liability and denied the remainder of the motion. In January 1992, defendants appealed the denial. In May 1993, the Appellate Division of the Supreme Court affirmed the denial of the motion to dismiss plaintiffs' fraud, restitution and indemnification claims. In May 1994, the trial court granted the defendants' motion to dismiss the plaintiffs' restitution and indemnification claims, the plaintiffs appealed, and in June 1996 the Appellate Division reversed the trial court's dismissal of the restitution and indemnification claims, reinstating those claims. In December 1998, plaintiffs moved for partial summary judgment on their claims of market share, alternative liability, enterprise liability and concert of action, and in April 1999 defendants moved for summary judgment on statute of limitations grounds. In September 1999, the trial court denied the plaintiffs' motions for summary judgment on market share and conspiracy issues and denied defendants' motion for summary judgment on statute of limitations grounds. In September 2000, the First Department denied plaintiffs' appeal of the denial of their motion for summary judgment on the market share issue. In February 1999, claims by the New York City and the New York City Health and Hospital Corporation plaintiffs were dismissed with prejudice and they are no longer parties to the case. Also in February 1999, the New York City Housing Authority dismissed with prejudice all of its claims except for claims for damages relating to two housing projects. Discovery is proceeding.

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

         In November 1993, NL was served with a complaint in Brenner, et al. v. American Cyanamid, et al. (No. 12596-93), Supreme Court, State of New York, Erie County alleging injuries to two children purportedly caused by lead pigment. The complaint seeks $24 million in compensatory and $10 million in punitive damages for alleged negligent failure to warn, strict liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, and alternative liability. In June 1998, defendants moved for partial summary judgment dismissing plaintiffs' market share and alternative liability claims. In January 1999, the trial court granted defendants' summary judgment motion to dismiss the alternative liability and enterprise liability claims, but denied defendants' motion to dismiss the market share liability claim. In May 1999, defendants appealed the denial of their motion to dismiss the market share liability claim, and in December 1999, the Appellate Division Fourth Department reversed the trial court's market share decision, thus granting defendants' summary judgment motion on that claim. The case was remanded to the trial court for further proceedings, and in June 2000 the trial court dismissed all of the remaining claims. Plaintiffs have filed a notice of appeal.

         In April 1997, NL was served with a complaint in Parker v. NL Industries, Inc., et al. (Circuit Court, Baltimore City, Maryland, No. 97085060 CC915). Plaintiff, now an adult, and his wife seek compensatory and punitive damages from NL, another former manufacturer of lead paint and a local paint retailer, based on claims on negligence, strict liability and fraud for plaintiff's alleged ingestion of lead paint as a child. In February 1998, the Court dismissed the fraud claim. Trial was held, and in June 2000 the jury returned a verdict for NL. Plaintiffs have abandoned their appeal.

         In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York City. The complaint alleges against NL, the LIA, and other former manufacturers of lead pigment various causes of action including negligence, strict products liability, fraud and misrepresentation, concert of action, civil conspiracy, enterprise liability, market share liability, breach of warranties, nuisance and violation of New York State's consumer protection act. The complaint seeks damages for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2000, the trial court granted defendants' motions to dismiss the product defect, express warranty, nuisance and consumer fraud statute claims. In October 2000, defendants filed a third-party complaint against the Federal Home Loan Mortgage Corporation ("FHLMC"), and the FHLMC removed the case to federal court in the Southern District of New York and moved to dismiss the claims. Plaintiffs have moved to remand to state court.

         In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages. Plaintiff alleges strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy and enterprise liability causes of action against NL, seven other former manufacturers of lead products contained in paint and the LIA. In January 2000, NL filed an answer denying all allegations of wrongdoing and liability, and all manufacturer defendants filed a motion to dismiss the product defect claim and strike the demand for relief under the Wisconsin consumer protection statute. In June 2000, the trial court granted defendants' motion to dismiss the product defect and Wisconsin consumer protection statute claims. Discovery is proceeding.

         In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Rhode Island, by and through its Attorney General, seeks compensatory and punitive damages for medical, school and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint and the Lead Industries Association. Plaintiffs allege public nuisance, violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. In January 2000, defendants moved to dismiss all claims. The court has not ruled.

         In October 1999, NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of non-rental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, strict liability/defective design, strict liability/failure to warn, nuisance, indemnification, fraud and deceit, conspiracy, concert of action, aiding and abetting, and enterprise liability. Plaintiffs seek damages in excess of $20,000 per household. In October 1999, defendants removed the case to Maryland federal court. In February 2000, defendants moved to dismiss the design defect, fraud and deceit, indemnification and nuisance claims. In March 2000, the federal trial court (No. MJG-99-3277) denied plaintiffs' motion to remand to Maryland state court. In April 2000, defendants filed an additional motion to dismiss all claims for lack of product identification. In August 2000 the federal court dismissed the fraud, indemification and nuisance claims, and remanded the case to Maryland state court. In August 2000, plaintiffs also filed a third amended complaint, with the case renamed Young, et al. v. Lead Industries, Association, et al. In November 2000, defendants filed motions to dismiss all remaining claims except conspiracy and aiding and abetting. The court has not ruled. Class discovery is proceeding.

         In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, six minors, each seek compensatory damages of $5 million and punitive damages of $10 million. Plaintiffs allege that NL, fourteen other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the Lead Industries Association and the National Paint and Coatings Association are jointly and severally liable for alleged negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn and strict liability/defective design. In October 1999, defendants removed the case to Maryland federal court and in November 1999 the case was remanded to state court. In February 2000, NL answered the complaint and denied all allegations of wrongdoing and liability, and all defendants filed motions to dismiss the product defect and fraud and deceit claims. In June 2000, defendants moved to dismiss all claims for lack of product identification. The court has not ruled.

         In February  2000,  NL was served with a complaint in City of St. Louis
v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead, detecting lead poisoning and providing medical care, educational programs for City residents and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against NL, eight other companies alleged to have manufactured lead products for paint and the LIA. Plaintiff alleges claims of public nuisance, product liability, negligence, negligent misrepresentation, fraudulent misrepresentation, civil conspiracy, unjust enrichment and indemnity. In March 2000, defendants removed the case to Missouri federal court. In April 2000, plaintiff filed a motion to remand to State Court and also filed an amended complaint seeking to add additional Missouri defendant residents. In May 2000, defendants moved to dismiss all claims. The court has not ruled.

         In April 2000,  NL was served with a complaint in County of Santa Clara
v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). The County of Santa Clara seeks to represent a class of all public entities in California. The County seeks from defendants (eight present or former pigment or paint manufacturing companies, including NL, and the Lead Industries Association) compensatory damages for funds the plaintiffs have expended for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profits and punitive damages. Plaintiff alleges causes of action for violations of the California Business and Professions Code, strict product liability, negligence, fraud and concealment, unjust enrichment and indemnity, and includes market share liability allegations. Defendants filed demurrers to the original complaint in August 2000 and to the first amended complaint in October 2000. In December 2000, the Court dismissed all claims except the claim for fraud, but granted plaintiffs leave to amend. In January 2001, plaintiffs filed a second amended complaint that included as plaintiffs the counties of Santa Cruz, Solano, Alameda, San Francisco, and Kern, the cities of San Francisco and Oakland, the unified school districts and housing authorities of Oakland and San Francisco and the Oakland Redevelopment Agency. The second amended complaint omits indemnification and unjust enrichment claims, but adds public and private nuisance claims.

         In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred due to the presence of lead-based paint in their buildings from NL, the Lead Industries Association ("LIA") and seven other companies sued as former manufacturers of lead-based paint. Plaintiffs allege claims for design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, and indemnity. In October 2000, NL filed answers in both cases denying all allegations of wrongdoing and liability. Discovery is proceeding.

         In June 2000, a complaint was filed in Illinois state court, Mary Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. The complaint seeks to hold NL, the LIA, and seven other companies sued as former manufacturers of lead pigment and/or lead paint jointly and severally liable. Plaintiffs allege claims for negligent product design, negligent failure to warn, strict products liability, violation of the Illinois Consumer Fraud Act, fraud by omission, market share liability, civil conspiracy, concert of action, enterprise liability and alternative liability. NL has filed an answer denying all allegations of wrongdoing and liability. In October 2000, NL moved to dismiss all claims. In November 2000, plaintiffs moved to amend the complaint. In January 2001, plaintiffs filed an amended complaint.

         In October 2000, NL was served with a complaint filed in California state court in Carletta Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. Defendants are NL, the LIA and nine other companies sued as former manufacturers of lead paint. Plaintiffs allege claims for negligence, strict products liability, concert of action, market share liability, and intentional tort. NL has filed an answer denying all allegations of wrongdoing and liability.

         In January 2001, NL was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from NL, Sherwin-Williams, and four local retailers on behalf of a minor and his mother alleging injuries due to lead pigment and/or paint. The complaint alleges strict liability, negligence, and fraudulent concealment and misrepresentation claims. In February 2001, NL removed the case to federal court. In March 2001, NL moved to dismiss the negligence and fraudulent concealment and misrepresentation claims.

         In February 2001, NL was served with a complaint in Danny Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. The complaint asserts strict liability, negligence, fraudulent concealment and misrepresentation, and medical monitoring claims. NL intends to deny all allegations of wrongdoing and liability.

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

         The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2000, NL had accrued $110 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than the three settlements discussed below with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

         NL previously reached an agreement with the other PRPs at a lead smelter site in Pedricktown, New Jersey, formerly owned by NL, to settle NL's liability for $6 million, of which $3.2 million has already been paid as of December 31, 2000. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. However, NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

         In 1998, NL reached an agreement to settle litigation with the other PRPs at a lead smelter site in Portland, Oregon that was formerly owned by NL. Under the agreement, NL agreed to pay a portion of future cleanup costs. In 2000, the construction of the remediation was completed and is now in the operation and maintenance phase.

         In 2000, NL reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve NL's liability. NL and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, NL agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The remedial design phase of the cleanup is underway.

         In 1996, the U.S. EPA ordered NL perform a removal action at a facility in Chicago, Illinois formerly owned by NL. NL has complied with the order and has completed the on-site work at the facility. NL is conducting an investigation regarding potential offsite contamination.

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

         In 2000, NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In connection with the settlement, the U.S. EPA waived approximately $4 million in past response costs. In addition, NL received approximately $2 million from settling PRPs. The remedial design phase of the remedy is underway.

         In October 2000, NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., (Superior Court in Marion County, Indiana, No.
49DO20010CT001423), filed on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination. In December 2000, NL filed an answer denying all allegations of wrongdoing and liability. Discovery is proceeding.

         See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

         In 1993, Tremont entered into a settlement agreement with the Arkansas Division of Pollution Control and Ecology in connection with certain alleged water discharge permit violations at one of several abandoned barite mining sites in Arkansas. The settlement agreement, in addition to requiring the payment in 1993 of a $20,000 penalty, required Tremont to undertake a remediation/reclamation program, which program has been completed at a total cost of approximately $2 million. This site is now subject only to ongoing monitoring and maintenance obligations. Another one of Tremont's abandoned barite mining sites in Hot Springs County, Arkansas was being evaluated by the Arkansas Department of Environmental Quality ("ADEQ"). In July 2000, Tremont entered into a voluntary settlement agreement with the ADEQ pursuant to which Tremont and other PRPs will undertake certain investigatory and remediation activities at this abandoned barite mining site. Tremont currently believes it has accrued adequate amounts to cover its share of the costs for such remediation activities. Tremont believes that to the extent it has any additional liability for remediation at this site, it is only one of a number of PRPs that would ultimately share in any such costs. At December 31, 2000, Tremont had accrued approximately $6 million related to these matters.

         In the early 1990s, TIMET and certain other companies that currently have or formerly had operations within the BMI Complex (the "BMI Companies") began environmental assessments of the BMI Complex and each of the individual company sites located within the BMI Complex pursuant to a series of consent agreements entered into with the Nevada Division of Environmental Protection ("NDEP"). Most of this assessment work has now been completed, although some of the assessment work with respect to TIMET's property is continuing. In 1999, TIMET entered into a series of agreements with BMI and, in certain cases, other BMI Companies, pursuant to which, among other things: (i) BMI, TIMET and the other BMI Companies each agreed to contribute to the cost of remediating any soils contamination within the BMI Complex (excluding the individual active plant sites), certain lands surrounding the BMI Complex and certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property"), and TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against TIMET's accrued liabilities), (ii) BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including, subject to final NDEP approval, the responsibility to complete all outstanding requirements under the consent agreements with NDEP insofar as they relate to the investigation and remediation of soils conditions on such properties, (iii) BMI indemnified TIMET and the other BMI Companies against certain future liabilities associated with any soils contamination on such properties and (iv) TIMET agreed to convey to BMI, at no additional cost, the
TIMET Pond Property upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property. With respect to the TIMET Pond Property project, BMI will pay 100% of the first $15.9 million cost for this project, and TIMET will contribute 50% of the cost, if any, in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. TIMET does not currently expect to incur any cost in connection with this project. TIMET, BMI and the other BMI Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including possible groundwater issues, as discussed below.

         In addition to assessments discussed above, TIMET is continuing assessment work with respect to its own active plant site in Nevada. A preliminary study of certain groundwater remediation issues at such Nevada facility and other TIMET sites within the BMI Complex was completed during 2000. TIMET accrued $3.3 million based on the cost estimates set forth in that study. Such undiscounted environmental remediation costs are expected to be paid over a period of up to thirty years.

         In April 1998, the U. S. EPA filed a civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada) in connection with an earlier notice of violation alleging that TIMET violated several provisions of the Clean Air Act in connection with the start-up and operation of certain environmental equipment at TIMET's Nevada facility during the early to mid-1990s. A settlement was approved by the court in February 2000, pursuant to which TIMET will make cash payments aggregating $400,000 from 2000 through 2002. During 2000, TIMET completed the agreed-upon additional monitoring and emissions controls at a primary capital cost of about $1.4 million.

         At December 31, 2000, TIMET had accrued an aggregate of approximately $4 million for these environmental matters discussed above.

         In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 2000, the Company also had approximately $6 million accrued for the estimated cost to complete environmental cleanup matters at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program to be approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $39 million. The Company's share of such estimated cleanup and remediation cost is currently estimated to be approximately $2 million, of which about one-half has been paid. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

         Insurance coverage claims. NL has previously filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey).

         The actions relating to claims for defense and indemnity coverage for environmental matters have been settled with respect to certain defendants. During 2000, NL reached settlements with certain of its former insurance carriers, and in January 2001 NL reached a settlement with certain other of its former insurance carriers. The settlements resolved the court proceedings in which NL had sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. As a result of the settlements, NL recognized a $69.5 million pre-tax gain in 2000 related to the 2000 settlements, and NL expects to report a $10 million pre-tax gain in the first quarter of 2001 related to the 2001 settlement. Proceeds from the settlements have been or are expected to be transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. See Note 11 to the Consolidated Financial Statements. The settling defendants are to be dismissed from the New Jersey litigation in accordance with the settlement agreements. NL continues to negotiate with several other of its insurance carriers with respect to possible settlements of claims asserted in the New Jersey litigation, although there can be no assurance that any additional settlements would be reached with these carriers. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

         The action relating to claims for lead pigment litigation defense costs sought to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. Such action related to lead paint litigation has been settled.

         Other than granting motions for summary judgment brought by two excess liability insurance carriers, which contended that their policies contained absolute pollution exclusion language, and certain summary judgment motions regarding policy periods and ruling regarding choice of law issues, the Court has not made any final rulings on defense costs or indemnity coverage with respect to NL's pending environmental litigation. Nor has the Court made any final ruling on indemnity coverage in the lead pigment litigation. No trial dates have been set. Other than rulings to date, the issue of whether insurance coverage for defense costs or indemnity or both will be found to exist depends upon a variety of factors, and there can be no assurance that such insurance coverage will exist in other cases. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 2001, there were approximately 2,500 holders of record of Valhi common stock. The following table sets forth the high and low closing sales prices for Valhi common stock for the periods indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 28, 2001 the closing price of Valhi common stock according to the NYSE Composite Tape was $10.49.

                                                                         Dividends
                                         High             Low              paid

Year ended December 31, 1999

  First Quarter                        $ 12 3/4         $11                $ .05
  Second Quarter                         12 1/8          10 3/4              .05
  Third Quarter                          14              10 7/8              .05
  Fourth Quarter                         11 3/8          10 1/4              .05

Year ended December 31, 2000

  First Quarter                        $ 11 9/16        $10 3/16            $.05
  Second Quarter                         13 9/16         10 3/8              .05
  Third Quarter                          13              10 3/4              .05
  Fourth Quarter                         12 7/8          11 7/16             .06


         Valhi's  regular  quarterly  dividend  is  currently  $.06  per  share.
Declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                            Years ended December 31,
                                                 -------------------------------------------
                                         1996        1997          1998         1999          2000
                                         ----        ----          ----         ----          ----
                                                     (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals .....................   $   986.1    $   984.4    $   907.3    $   908.4    $   922.3
    Component products ............        88.7        108.7        152.1        225.9        253.3
    Waste management (1) ..........        --           --           --           10.9         16.3
                                      ---------    ---------    ---------    ---------    ---------

                                      $ 1,074.8    $ 1,093.1    $ 1,059.4    $ 1,145.2    $ 1,191.9
                                      =========    =========    =========    =========    =========

  Operating income:
    Chemicals .....................   $    92.0    $   106.7    $   154.6    $   126.2    $   187.4
    Component products ............        22.1         28.3         31.9         40.2         37.5
    Waste management (1) ..........        --           --           --           (1.8)        (7.2)
                                      ---------    ---------    ---------    ---------    ---------

                                      $   114.1    $   135.0    $   186.5    $   164.6    $   217.7
                                      =========    =========    =========    =========    =========


  Equity in earnings (losses):
    Waste Control Specialists (1) .   $    (6.4)   $   (12.7)   $   (15.5)   $    (8.5)   $    --
    Tremont Corporation (2) .......                     --            7.4        (48.7)        --
    TIMET (3) .....................                     --           --           --           (9.0)
    Amalgamated Sugar Company (4) .        10.0         --           --           --           --


  Income from continuing operations   $    --      $    27.1    $   225.8    $    47.4    $    77.1
  Discontinued operations .........        42.0         33.6         --            2.0         --
  Extraordinary item ..............        --           (4.3)        (6.2)        --            (.5)
                                      ---------    ---------    ---------    ---------    ---------

      Net income ..................   $    42.0    $    56.4    $   219.6    $    49.4    $    76.6
                                      =========    =========    =========    =========    =========


DILUTED EARNINGS PER SHARE DATA:
  Income from continuing operations   $    --      $     .24    $    1.94    $     .41    $     .66

  Net income ......................   $     .37    $     .49    $    1.89    $     .43    $     .66

  Cash dividends ..................   $     .20    $     .20    $     .20    $     .20    $     .21

  Weighted average common shares
   outstanding ....................       115.1        115.9        116.1        116.2        116.3

BALANCE SHEET DATA (at year end):
  Total assets ....................   $ 2,145.0    $ 2,178.1    $ 2,242.2    $ 2,235.2    $ 2,256.8
  Long-term debt ..................       844.5      1,008.1        630.6        609.3        595.4
  Stockholders' equity ............       303.9        384.9        578.5        589.4        628.2


(1)   Consolidated effective June 30, 1999.
(2)   Commenced   recognizing   equity  in  earnings  effective  July  1,  1998;
        consolidated effective December 31, 1999.
(3)   Commenced reporting equity in earnings effective January 1, 2000.
(4)   Ceased recognizing equity in earnings effective December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Continuing operations

         The Company reported income from continuing operations of $77.1 million, or $.66 per diluted share, in 2000 compared to income of $47.4 million, or $.41 per diluted share, in 1999. Excluding the effect of the unusual items discussed in the next paragraph, the Company would have reported income from continuing operations in 2000 of $48.9 million compared to income of $27.6 million in 1999. Total operating income increased 32% in 2000 compared to 1999 due principally to higher chemicals earnings at NL.

         The Company's results in 2000 include a $69.5 million pre-tax net gain ($28.2 million, or $.24 per diluted share, net of income taxes and minority interest) related to NL's settlements with certain of its principal former insurance carriers. See Note 11 to the Consolidated Financial Statements. The 1999 results include a $90 million non-cash income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL and a non-cash impairment charge of $50 million ($32 million, or $.28 per diluted share, net of income taxes) for an other than temporary decline in the market value of TIMET.

        As discussed above, the favorable impact to the Company in 2000 of NL's insurance settlements is $28.2 million, net of income taxes and minority interest. As discussed below, NL reached a similar settlement with certain other of its former insurance carriers in January 2001, and the Company expects to report a $10 million pre-tax gain related to this settlement in the first quarter of 2001. Also, Waste Control Specialists settled certain legal proceedings to which it was a party in January 2001, and the Company expects to report a $20 million pre-tax gain related to this settlement in the first quarter of 2001 as well. See Note 18 to the Consolidated Financial Statements. The favorable impact to the Company in 2001 of these legal settlements is approximately $18 million, net of income taxes and minority interest. Excluding the effect of all of these favorable settlements, the Company currently believes its income from continuing operations in 2001 will be lower compared to 2000 due primarily to lower expected chemicals operating income. However as discussed below, if demand for TiO2 strengthens later in 2001, NL believes it should be able to realize additional TiO2 price increases, some of which have already been announced, which NL believes could put its 2001 TiO2 operating income closer to or above its operating income for 2000. In that event, the Company's income from continuing operations in 2001, excluding the favorable effect of all of these legal settlements, could be higher in 2001 compared to 2000. Such expectations are subject to certain risks and uncertainties, including the ultimate effect of a fire discussed below.

         On March 20, 2001, NL suffered a fire at its Leverkusen, Germany 35,000 metric ton sulfate-process TiO2 facility. No employees were injured nor was there any environmental damage. Due to the fire and the abrupt shutdown, damages to the sulfate plant are expected to be extensive and may require the rebuilding of the sulfate-process plant. The fire did not enter the 125,000 metric ton chloride-process TiO2 plant at the Leverkusen site, but the fire did damage certain support equipment necessary to operate the chloride-process plant. The chloride-process plant has been closed while damage to the surrounding support facility is assessed, with start-up of the chloride-process plant preliminarily estimated to occur in May 2001. NL anticipates that the loss will be covered by property and business interruption insurance, but the effect on NL's financial results on a quarter-to-quarter or a year-to-year basis will depend on the timing and amount of insurance recoveries. Based on the information currently available to NL, NL believes the impact of the fire on its financial results for the entire year of 2001 will be small. Expectations discussed below about NL's future TiO2 production capacity and operating results exclude the effect, if any, resulting from the fire.

Chemicals

         Selling prices for TiO2, NL's principal product, were generally increasing during most of 1998, were generally decreasing during the first three quarters of 1999 and were generally increasing during the fourth quarter of 1999 and most of 2000. NL's TiO2 operations are conducted through Kronos. In January 1998, NL completed the disposition of its specialty chemicals business unit conducted through Rheox.

         Chemicals operating income, as presented below, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $19.4 million, $19.5 million and $18.9 million in 1998, 1999 and 2000, respectively, as compared to amounts separately reported by NL. As discussed below, the Company commenced consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 20% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. Prior to the Company's consolidation of Tremont's results of operations effective January 1, 2000, amortization of such purchase accounting adjustments were included in the Company's equity in earnings of Tremont. During 2000, amortization of such Tremont purchase accounting adjustments further reduced chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $6.2 million. Had the Company consolidated Tremont's results of operations effective January 1, 1999, amortization of Tremont's purchase accounting adjustments related to NL would have further reduced chemicals operating income, as presented below, for 1999 by $6.8 million.

                               Years ended December 31,                    % Change
                             -----------------------------               --------------
                          1998           1999            2000      1998-99         1999-00
                          ----           ----            ----      -------         -------
                                       (In millions)
Net sales:
  Kronos (Ti02)           $894.6          $908.4         $922.3     + 2%               +2%
  Rheox                     12.7            -               -
                          ------          ------         ------

                          $907.3          $908.4         $922.3     + 0%               +2%
                          ======          ======         ======

Operating income:
  Kronos (Ti02)           $151.9          $126.2         $187.4     - 18%             +48%
  Rheox                      2.7             -              -
                          ------          ------         ------

                          $154.6          $126.2         $187.4     - 18%             +48%
                          ======          ======         ======

Kronos operating income
 margin                      17%             14%            20%

TiO2 data:
  Sales volumes (thousands
   of metric tons)           408             4              436     + 5%              +2%
  Average selling price
   index (1983=100)          154            153             162     - 1%              +6%


         Kronos' operating income in 2000 increased compared to 1999 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) during 2000 were 6% higher than 1999, with increased prices in all major regions and the greatest improvement in European and export markets.

         Kronos' average TiO2 selling prices increased during each quarter of 2000 as compared to the respective prior quarter, continuing the upward trend that began in the fourth quarter of 1999. However, the rate of increase slowed in the fourth quarter of 2000, when Kronos' average TiO2 selling prices were just 1% higher than the third quarter of 2000, and prices at the end of 2000 were slightly lower than the average for the fourth quarter of 2000. In addition, the increase in selling prices during the last five quarters was not uniform throughout the world. Since prices began to increase in the fourth quarter of 1999, prices have increased an aggregate of 16% in Europe as compared to just 3% in North America over the five-quarter period.

         Kronos' TiO2 sales volumes in 2000 were a record and were 2% higher than 1999, primarily due to higher sales in Europe and North America. Demand for Ti02 in the first three quarters of 2000 was stronger than comparable year-earlier periods as a result of, among other things, customers buying in advance of anticipated price increases. Demand for Ti02 softened in the fourth quarter of 2000. Approximately one-half of Kronos' TiO2 sales volumes in 2000 was attributable to markets in Europe, with 37% attributable to North America and the balance to export markets. Kronos' TiO2 production volumes in 2000 were also a record and were 7% higher than 1999, with operating rates near full capacity in 2000 compared to about 93% capacity utilization in 1999. The lower level of capacity utilization in 1999 was due to Kronos' decision to manage its inventory levels in early 1999 by curtailing production during the first quarter.

         Kronos' TiO2 sales increased slightly in 1999 compared to 1998 due primarily to higher TiO2 sales volumes, partially offset by lower average TiO2 selling prices. Despite the slightly higher TiO2 sales, Kronos' TiO2 operating income in 1999 decreased compared to 1998 due primarily to lower TiO2 production volumes. In addition, Kronos' operating income in 1999 includes $5.3 million of foreign currency transaction gains related to certain of NL's short-term intercompany cross-border financings that were settled in July 1999. Kronos' average TiO2 selling prices in 1999 were 1% lower than in 1998, with higher North American prices offset by lower prices in Europe and export markets. Kronos' TiO2 sales volumes in 1999 were 5% higher than 1998, with growth in all major regions. Industry-wide demand for Ti02 increased in 1999, with second-half 1999 demand higher than first-half 1999 demand as a result of, among other things, customers buying in advance of announced price increases. TiO2 demand was particularly strong in the fourth quarter of 1999, as NL's TiO2 sales volumes were 21% higher than the fourth quarter of 1998. Due primarily to Kronos' decision to manage its inventory levels by curtailing production in the first quarter of 1999, Kronos' TiO2 production volumes of 411,000 metric tons in 1999 were 5% lower than its then-record 434,000 metric tons produced in 1998. Kronos' average TiO2 production capacity utilization in 1999 was 93% compared to full capacity utilization in 1998.

         Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 162 in 2000 was 6% higher than the 1999 index of 153 (1999 was 1% lower than the 1998 index of 152). In comparison, the 2000 index was 7% below the 1990 price index of 175 and 28% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

         NL believes TiO2 industry demand in 2001 will be heavily dependant upon worldwide economic conditions. A price increase that was originally scheduled for October 2000 in North America has not been implemented due to market conditions. NL recently announced a European price increase scheduled to be implemented late in the first quarter of 2001. The extent to which NL will be able to realize these or other price increases during 2001 will depend on market conditions.

         NL believes its sales and production volumes in 2001 should approximate its 2000 levels. NL believes that its overall average TiO2 selling prices in 2001 will approximate its average selling prices in 2000. NL currently believes its TiO2 operating income in the first quarter of 2001 will be comparable to the first quarter of 2000. NL believes its operating results for the balance of 2001 will depend on worldwide economic conditions. If the economy continues to soften, selling prices and sales volumes could be lower than expected, and NL's full year TiO2 operating income in 2001 would likely be below 2000 levels, especially after factoring in the effect of higher anticipated costs, particularly energy. However, if demand strengthens later in the year, NL believes it should be able to realize price increases. NL believes this could put its TiO2 operating income in 2001 closer to or above its operating income in 2000. NL's expectations as to its future prospects in particular and the TiO2 industry in general are based upon a number of factors beyond NL's control, including continued worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's operating results could be unfavorably affected.

         NL's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. For 2001, NL believes it aggregate production capacity will be about 450,000 metric tons. NL expects its TiO2 production capacity will increase by about 15,000 metric tons (primarily at its chloride-process facilities), with moderate capital expenditures, increasing NL's aggregate production capacity to about 465,000 metric tons by 2002.

         NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (59% in 2000), primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in 2000 decreased 1% compared to 1999, and such average selling prices decreased 3% in 1999 compared to 1998. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in 2000 by a net $68 million compared to 1999, and decreased 1999 sales by a net $15 million compared to 1998. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during the 2000 and 1999 compared to the respective prior years. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million 1999 foreign currency transaction gain discussed above, was not significant in 1999 and 2000 compared to the respective prior year.

Component products

                                    Years ended December 31,       % Change
                                   --------------------------     ------------
                                   1998       1999       2000   1998-99  1999-00
                                   ----       ----       ----   ----     -------
                                                 (In millions)

Net sales .................     $  152.1   $  225.9   $  253.3   +49%     + 12%
Operating income ..........         31.9       40.2       37.5   +26%     - 7

Operating income margin              21%        18%        15%

         Component products sales increased in 2000 compared to 1999 due to the effect of acquisitions. Sales of security products in 2000 increased 14% compared to 1999, and sales of slide products increased 18%. During 2000, sales of CompX's ergonomic products decreased 5% compared to 1999. Excluding the effect of acquisitions, component products sales in 2000 were essentially flat compared to 1999, with sales of slide products up 8% and sales of ergonomic product and security products down 5% and 7%, respectively. The increase in sales of slide products is due to market share gains and increased demand for CompX's slide products. Sales of ergonomic products were negatively impacted in the second half of 2000 by softening demand in the office furniture industry in North America and loss of market share due to competition from imports. The lower security products sales were due to weakness in the computer and related products industry and increased competition from lower-cost imports.

         Component products operating income and operating income margins in 2000 were adversely impacted by a change in product mix, with a lower percentage of sales generated by certain higher-margin products in 2000 compared to 1999, as well as expenses associated with the relocation of one of CompX's operations, an expansion of another CompX facility and higher administrative expenses. Excluding the effect of acquisitions, component products operating income decreased 11% in the 2000 compared to 1999.

         Component products sales and operating income increased in 1999 compared to 1998 due primarily to the effect of acquisitions. Component products operating income in 1998 included a $3.3 million non-recurring pre-tax charge related to certain stock awarded in conjunction with CompX's March 1998 initial public offering. Excluding the effect of acquisitions and the stock award charge, sales increased 5% in 1999 compared to 1998 and operating income increased 4%, with increased sales in both slide and ergonomic products (up 5%) and security products (up 3%). Sales of slides and ergonomic products were impacted in the first half of 1999 by softening demand in the office furniture industry, however such sales improved in the second half of 1999 as office furniture industry demand improved.

        CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2000, weakness in the euro negatively impacted component products sales and operating income comparisons with 1999 (principally with respect to slide products). Excluding the effect of currency and acquisitions, component products sales increased 3% in 2000 compared to 1999, and operating income decreased 9%. Fluctuations in the value of the U.S. dollar against such other currencies did not significantly impact component products sales or operating income in 1999 compared to 1998.

         Due in part to expected continued soft manufacturing sector economic conditions in North America and Europe, CompX currently expects its operating income in the first half of 2001 will be lower compared to the first half of 2000. If demand improves later in 2001, CompX believes its operating income in the second half of 2001 could be higher compared to the second half of 2000. CompX's current expectations and beliefs are subject to certain risks and uncertainties, some of which are discussed above. CompX also intends to focus on cost control to improve its operating margins.

Waste management

         As discussed in Note 3 to the Consolidated Financial Statements, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. Prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. During 1998, Waste Control Specialists reported sales of $11.9 million, and an operating loss (net loss before interest expense) of $14.2 million. During 1999, Waste Control
Specialists reported sales of $19.2 million and an operating loss of $9.8 million. During 2000, Waste Control Specialists reported sales of $16.3 million and an operating loss of $7.2 million. The Company's equity in net losses of Waste Control Specialists during 1998 and the first six months of 1999 (the periods prior to consolidation) were $15.5 million and $8.5 million, respectively. The reduction in Waste Control Specialists' operating loss in 2000 compared to 1999 is due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999, which more than offset the unfavorable effect of a lower level of sales resulting from weak demand for its waste management services. The improvement in Waste Control Specialists operating results in 1999 compared to 1998 is due to the favorable effect of such cost control measures plus the higher level of sales resulting in part from improved marketing efforts.

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

         The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise operating a disposal facility in Texas. During the last Texas legislative session which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law that would allow the regulatory agency to issue a low-level radioactive waste disposal permit to a private entity. The legislative session ended without any such change in state law. The completion of the 1999 Texas legislative session resulted in a significant reduction in the Company's expenditures for permitting during the last half of 1999 and 2000 compared to the first half of 1999. The next session of the Texas legislature convened in January 2001, and Waste Control Specialists is again supporting a similar proposed change in state law. Waste Control Specialists' expenditures for permitting during the first half of 2001 are expected to be higher than such expenditures during the last half of 2000, but lower than such expenditures during the first half of 1999 during the prior Texas legislative session. There can be no assurance that the state law will be changed or, assuming the state law is changed, that Waste Control Specialists would be successful in obtaining any future permit modifications.

         Waste Control Specialists' program to improve operating efficiencies at its West Texas facility and to curtail certain of its corporate and administrative costs has also reduced operating costs in the last half of 1999 and 2000 compared to the first half of 1999. Waste Control Specialists is also continuing its attempts to emphasize its sales and marketing efforts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.


Tremont Corporation and TIMET

         General. In June 1998, the Company acquired 2.9 million shares of Tremont Corporation common stock held by Contran and certain of Contran's subsidiaries. Subsequently in 1998 and during 1999, the Company purchased in market and private transactions additional shares of Tremont common stock which, by late December 1999, increased the Company's ownership of Tremont to 50.2%. See Note 3 to the Consolidated Financial Statements. Accordingly, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and the Company commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, the Company accounted for its interest in Tremont by the equity method, and the Company commenced reporting equity in Tremont's earnings beginning in the third quarter of 1998. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's ownership percentage to Tremont's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. Such non-cash amortization reduced earnings (or increased losses) attributable to Tremont in 1998 and 1999, as reported by the Company, by approximately $3 million per year, exclusive of the impact of the other than temporary impairment charge related to TIMET discussed below.

         Tremont accounts for its interests in both NL and TIMET by the equity method. Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont (exclusive of the impact of the impairment charge with respect to TIMET discussed below), and generally reduces earnings (or increases losses) attributable to NL as reported by Tremont. NL's operating results are discussed above, and TIMET's operating results are discussed below.

         Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below their amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At December 31, 1999, after considering what it believed to be all relevant factors, including, among other things, TIMET's consolidated operating results, financial position, estimated asset values and prospects, the Company recorded a non-cash charge to earnings to reduce the net carrying value of its investment in TIMET for an other than temporary impairment. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses which would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. At December 31, 2000, Tremont's net carrying value of its investment in TIMET was about $5.90 per share compared to a NYSE market price at that date of $6.75 (February 28, 2001 TIMET NYSE stock price - $8.51 per share). While generally accepted accounting principles may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers.

         Equity in earnings of Tremont (prior to consolidation). For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million. For the year ended December 31, 1999, Tremont reported a net loss of $28.2 million, comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income tax benefit of $18.9 million. Tremont's equity in earnings of NL in 1999 includes Tremont's pro-rata share ($17.7 million) of NL's non-cash income tax benefit discussed below. Tremont's equity in losses of TIMET in 1999 includes the impairment provision for an other than temporary decline in the value of TIMET discussed above. The Company's pro-rata share of such charge, together with amortization of purchase accounting adjustments related to the Company's investment in Tremont which were attributable to Tremont's investment in TIMET, resulted in a $50 million pre-tax charge related to the other than temporary impairment of TIMET being included in the Company's equity in losses of Tremont in 1999.

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

         TIMET's operating results. During 2000, TIMET reported sales of $426.8 million, an operating loss of $41.7 million and a net loss of $38.9 million compared to sales of $480.0 million, an operating loss of $31.4 million and a net loss of $31.4 million in 1999. TIMET's results in 2000 were below those of 1999 due in part to lower mill products average selling prices. During 2000, TIMET's mill products sales volumes declined 1% compared to 1999, and mill products average selling prices were 9% lower. Sales of melted products (ingot and slab) represented about 11% of TIMET's sales during 2000. Melted products sales volumes in 2000 increased 39% compared with 1999, and average selling prices declined 10%. TIMET's results in 2000 also include special items aggregating to a net charge of $6.3 million, consisting of restructuring charges, equipment-related impairment charges and environmental remediation charges aggregating $9.5 million, offset by a $1.2 million gain from the sale of its castings joint venture and a $2 million gain related to the termination of TIMET's sponge supply agreement with UTSC. UTSC had a take-or-pay supply agreement with TIMET that was to be effective for a few more years, and UTSC paid TIMET $2 million in return for cancellation of its remaining commitment to purchase specified quantities of sponge. The restructuring charge relates to personnel reductions of about 170 employees.

         For the six months ended December 31, 1998, TIMET reported sales, operating income and income before extraordinary items of $329.8 million, $27.1 million and $13.6 million, respectively. TIMET's results in 1999 were below those of 1998 principally due to a 23% decline in mill products sales volumes and a 7% decline in average selling prices caused by the previously-reported lower demand in both its aerospace and industrial markets. TIMET's sales in the fourth quarter of 1999, the lowest quarterly sales amount for TIMET in four years, was 6% lower than the third quarter of 1999 due primarily to a 4% decline in mill products average selling prices and a 22% decline in volume of ingot and slab products. TIMET's results in 1999 were also impacted by production difficulties and inefficiencies at TIMET's North American operations, as yield, rework and deviated material levels were higher and plant operating rates were lower. TIMET's results in 1999 also include $11 million of special charges related to, among other things, personnel reductions of about 100 people, slow-moving inventories and write-downs associated with TIMET's investments in certain start-up joint ventures. TIMET's results in the fourth quarter of 1998 included an $18 million pre-tax restructuring charge related to TIMET's decision to close certain facilities and other cost reduction efforts.

         TIMET announced selling price increases on new orders for certain grades of titanium products, principally aerospace quality products, late in 2000 and early in 2001. The 2000 announced price increases ranged from 6% to 12% while the 2001 announced price increases ranged from 7% to 15%. The price changes were intended to reflect increases in certain manufacturing costs, including raw materials and energy. The price increases did not apply to certain industrial products or to orders under TIMET' long-term and other agreements with customers that contain specific provisions governing selling prices. Accordingly, about 40% of TIMET's annual sales are expected to be eligible for these price increases. Several of TIMET's competitors have also recently announced price increases, particularly for aerospace quality titanium products. Actual selling price increases are subject to negotiations with customers and may differ materially from announced increases.

         TIMET expects that worldwide industry mill product shipments will increase in 2001 by approximately 10% to about 53,000 metric tons. The expected increase is primarily attributable to stronger demand resulting from an increase in forecasted commercial aircraft build rates as well as a decrease in the amount of excess titanium inventory throughout the aerospace supply chain.

         TIMET currently expects its mill product sales volumes in 2001 will increase between 15% and 20% as compared to 2000, while melted product sales volumes are expected to remain near 2000 levels. As discussed above, TIMET believes its mill product sales volumes may grow in 2001 more than the forecasted 10% increase in titanium industry shipments. TIMET believes its selling prices on aerospace product shipments, while difficult to forecast, should rise gradually during 2001, with certain recently-announced price increases principally affecting the second half of 2001 due to associated product lead times. Overall, TIMET currently expects its sales in 2001 will approximate $500 million, reflecting the combined effects of an anticipated increase in its sales volumes, price increases on certain products and changes in product mix.

         TIMET's gross margin as a percent of its sales are expected to increase over the year. However, energy and other cost increases could substantially offset currently expected realized selling price increases in 2001. TIMET is experiencing increases in energy costs as a result of recent increases in natural gas and electricity prices in the U.S. The largest portion of the cost increases are presently associated with electrical power at TIMET's Nevada facility where titanium sponge is produced. TIMET purchases electricity from both hydro and fossil fuel sources with hydropower being substantially less costly. TIMET purchases fossil fuel power to supplement its electricity needs above the amount it can buy from hydro sources. As TIMET increases production rates at its Nevada facility during 2001, more fossil fuel power is required as a percentage of total power consumed. Energy costs in 2000 comprised about 4% of TIMET's cost of sales. Energy cost may fluctuate substantially from period to period and may adversely affect TIMET's gross margins causing actual results to differ significantly from expected amounts.

         TIMET believes its interest expense in 2001 will approximate 2000, and its effective income tax rate in 2001 should approximate the U.S. statutory rate. TIMET presently expects to report both an operating loss and a net loss in 2001, although TIMET believes the losses in 2001 will be substantially reduced from the operating loss and net loss TIMET reported in 2000. Such expectations are based on certain risks and uncertainties, some of which are discussed elsewhere herein.

         In March 2001, TIMET was notified that certain workers at plant in France that performs certain melting and forging operations on a contract basis for TIMET's French subsidiary were engaged in a work slowdown related to wage and benefit issues. While this slowdown may adversely impact shipments by TIMET's French subsidiary in the near term, based upon TIMETs current understanding of the situation, TIMET does not presently anticipate that this action will have a material adverse effect on TIMET's business or operations.

         In March 2001, TIMET was also notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon that TIMET purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only a single part that has been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether TIMET might incur any material liability with respect to this mater. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with the matter. However, TIMET currently intends to seek full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET would ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any liability related to this matter as the amount, if any, is not reasonably estimable at this time.

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

         General corporate. General corporate interest and dividend income decreased in 2000 compared to 1999 due primarily to a slightly lower level of distributions received from The Amalgamated Sugar Company LLC, as well as a lower interest rate on the Company's $80 million loan to Snake River Sugar Company effective April 1, 2000. General corporate interest and dividend income decreased in 1999 compared to 1998 due primarily to a lower level of funds available for investment, partially offset by a higher level of dividend distributions received from The Amalgamated Sugar Company LLC. Dividend distributions from the LLC are dependent in part upon the LLC's results of operations. The Company received $22.7 million of dividend distributions from the LLC in 2000 compared to $23.5 million in 1999 and $18.4 million in 1998. See Notes 5 and 11 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income is currently expected to be lower during 2001 compared to 2000 due primarily to such lower interest rate on the $80 million loan to Snake River.

         Securities transactions in 2000 include (i) a $5.6 million gain related to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain insurance policies and (ii) a $5.7 million charge for an other than temporary decline in value of certain marketable securities held by the Company. See Note 11 to the Consolidated Financial Statements. Other securities transactions in each of the past three years relate principally to the disposition of a portion of the shares of Halliburton Company common stock (and its predecessor Dresser Industries, Inc.) held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. See Notes 5 and 10 to the Consolidated Financial Statements. Any additional LYONs exchanges in 2001 or thereafter would similarly result in additional securities transaction gains. Absent significant additional LYONs exchanges in 2001, the Company currently expects securities transactions in 2001 will be nominal.

         The $69.5 million net legal settlement gains in 2000 relates to NL's settlements with certain former insurance carriers discussed above. During the first quarter of 2001, NL reached a similar settlement with certain other former insurance carriers, and NL expects to report a $10 million net pre-tax gain with respect to this settlement in the first quarter of 2001. NL continues to negotiate with several other insurance carriers with respect to possible settlements of certain claims for environmental coverage, but there can be no assurance that any additional settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See Note 11 to the Consolidated Financial Statements. As discussed in Note 18 to the Consolidated Financial Statements, in January 2001 Waste Control Specialists settled certain legal proceedings to which it was a party, and the Company expects to report a $20 million pre-tax gain related to this settlement in the first quarter of 2001 as well.

         Net general corporate expenses increased in 2000 compared to 1999 due primarily to higher environmental and legal expenses of NL and the effect of consolidating Tremont's results of operations effective January 1, 2000. Net general corporate expenses in 1998 include an aggregate $32 million pre-tax charge related to the settlements of two shareholder derivative lawsuits in which Valhi was the defendant. Net general corporate expenses in 1998 also include $3 million of nonrecurring costs related to NL's unsuccessful attempt to acquire certain TiO2 operations and production facilities. Such charges are included in selling, general and administrative expenses. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ($3.7 million recognized in 1998 and $4 million recognized in each of 1999 and 2000). See Note 11 to the Consolidated Financial Statements. Net general corporate expenses in 2001 are currently expected to be somewhat lower compared to 2000 due to lower legal and environmental expenses of NL.

         Interest expense. Interest expense declined slightly in 2000 compared to 1999 due primarily to lower average levels of outstanding indebtedness at NL, offset in part by the effect of consolidating Tremont's results of operations effective January 1, 2000 and higher levels of indebtedness at CompX. Interest expense declined in 1999 compared to 1998 due primarily to a lower average level of outstanding indebtedness. Such lower average levels of outstanding indebtedness reflects in part the repayment of indebtedness using a portion of the proceeds generated from the disposal of discontinued operations and business units. Assuming interest rates do not increase significantly from year-end 2000 levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges, interest expense in 2001 is expected to be somewhat lower compared to 2000 due to lower anticipated interest rates on variable-rate borrowings in the U.S. and NL's December 2000 redemption of $50 million principal amount of its 11.75% Senior Secured Notes using funds on hand and proceeds from lower variable-rate non-U.S. borrowings.

         At December 31, 2000, approximately $551 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 10.2% (1999 - $596 million with a weighted average fixed interest rate of 10.4%; 1998
- $582 million at 10.4%). The weighted average interest rate on $149 million of outstanding variable rate borrowings at December 31, 2000 was 7.1% compared to an average interest rate on outstanding variable rate borrowings of 5.0% at December 31, 1999 and 5.6% at December 31, 1998. The weighted average interest rate on outstanding variable rate borrowings increased from December 31, 1999 to December 31, 2000 due principally to an increase in U.S. short-term interest rates and an increase in the amount of higher-cost U.S. dollar-denominated indebtedness relative to lower-cost non-U.S. dollar-denominated indebtedness. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 1998 to December 31, 1999 due primarily to the payoff in 1999 of NL's variable rate DM-denominated borrowings which was funded, in part, by borrowings under other NL non-U.S. short-term credit facilities which bear interest at rates lower than the DM credit facility, offset in part by Valhi's $21 million of bank borrowings during 1999 which bear interest at an interest rate higher than the DM borrowings repaid during 1999.

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

         During 2000, NL reduced its deferred income tax valuation allowance by $2.6 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. Also during 2000, Tremont increased its deferred income tax valuation allowance by $3.3 million primarily due to its equity in losses of TIMET and other deductible income tax attributes arising during 2000 for which recognition of a deferred tax benefit is not currently considered appropriate by Tremont under the "more-likely-than-not" recognition criteria.

         In October 2000, a reduction in the German "base" income tax rate from 30% to 25%, effective January 1, 2001, was enacted. Such reduction in the German tax rate resulted in an additional net income tax expense in the fourth quarter of 2000 of $4.4 million due to a revaluation of NL's German tax attributes, including the effect of revaluing certain deferred income tax purchase accounting adjustments with respect to NL's German assets. The reduction in the German income tax rate results in an additional income tax expense because the Company has recognized a net deferred income tax asset with respect to Germany. NL does not expect its future current income tax expense will be affected by this reduction.

         In 1999, NL recognized a $90 million non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change enacted on April 1, 1999, was effective January 1, 1999 and resulted in an increase in NL's current income tax expense.

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

         Through December 31, 2000, certain subsidiaries, including NL, Tremont and, beginning in March 1998, CompX, were not members of the consolidated U.S. tax group of which Valhi is a member (i.e., the Contran Tax Group), and the Company provided incremental income taxes on such earnings. In addition, through December 31, 2000 Tremont and NL were each in separate U.S. tax groups, and Tremont provided incremental income taxes on its earnings with respect to NL. Effective January 1, 2001, NL and Tremont each became members of the Contran Tax Group. Consequently, beginning in 2001 Valhi will no longer provide incremental income taxes on its earnings with respect to NL and Tremont nor on Tremont's earnings with respect to NL. In addition, beginning in 2001 the Company believes that recognition of an income tax benefit for certain of Tremont's deductible income tax attributes arising during 2001, while not appropriate under the "more-likely-than-not" recognition criteria at the Tremont separate-company level, will be appropriate at the Valhi consolidated level as a result of Tremont becoming a member of the Contran Tax Group. Both of these factors are expected to result in a reduction in the Company's effective income tax rate in 2001 compared to 2000.

         Minority interest. See Note 12, respectively, to the Consolidated Financial Statements. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

         As discussed above, the Company commenced consolidating Tremont's results of operations beginning in 2000. Consequently, the Company commenced reporting minority interest in Tremont's net earnings beginning in 2000. Minority interest in earnings of Tremont's subsidiaries in 2000 relates to TRECO L.L.C., a 75%-owned subsidiary of Tremont that holds Tremont's interests in BMI and Landwell. In December 2000, TRECO acquired the 25% interest in TRECO previously held by the other owner of TRECO, and TRECO became a wholly-owned subsidiary of Tremont. Accordingly, no minority interest in Tremont subsidiaries will be reported beginning in 2001.

         Discontinued operations, extraordinary item and accounting principles not yet adopted. See Notes 1 and 3 to the Consolidated Financial Statements.

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

         NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, The Netherlands, France and Norway. In addition, at December 31, 2000, NL has a certain amount of outstanding indebtedness denominated in the euro. The national currency of the country in which such operations are located are such operation's functional currency. As of January 1, 2001, the functional currency of the German, Belgian, Dutch and French operations had been converted from their respective national currencies to the euro. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs, and consequently favorably or unfavorably impact NL's reported consolidated results of operations, financial condition or liquidity. At December 31, 2000, NL had substantial net assets denominated in the euro.

         CompX. As of January 1, 2001, the functional currency of CompX's Thomas Regout operations in The Netherlands had been converted to the euro from its national currency (Dutch guilders). The euro conversion may also impact CompX's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs and, consequently, favorably or unfavorably impact results of operations. Because of the inherent uncertainty of the ultimate effect of the euro conversion, CompX cannot accurately predict the impact of the euro conversion on its consolidated results of operations, financial condition or liquidity.

         TIMET. TIMET also has operations and assets located in Europe, principally in the United Kingdom. The United Kingdom has not adopted the euro. Approximately 60% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and other European currencies tied to the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings and may affect the comparability of period-to-period operating results.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flows

         Operating activities. Trends in cash flows from operating annual activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. In addition, cash flows from operating activities in 1998 include the impact of the payment of cash income taxes related to the sale of NL's specialty chemicals business unit, even though the pre-tax proceeds from the sale of such assets is reported as a component of cash flows from investing activities.

         Certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Noncash items included in the determination of net income include depreciation, depletion and amortization expense, as well as noncash interest expense. Noncash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs.

         Certain other items included in the determination of net income may have an impact on cash flows, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in a current cash outlay paid to such affiliates. Impairment charges, such as the charge recognized in 1999 for an other than temporary decline in value of TIMET or the charge recognized in 2000 for the other than temporary decline in value of certain marketable securities held by the Company, do not necessarily result in a current outflow of cash. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

         Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

         At December 31, 2000, the estimated cost to complete capital projects in process approximated $21 million, of which $16 million relates to NL's Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2001 are expected to approximate $63 million ($37 million for NL, $21 million for CompX and $5 million for Waste Control Specialists). Capital expenditures in 2001 are expected to be financed primarily from operations or existing cash resources and credit facilities.

         During 2000, (i) CompX acquired a lock producer for $9 million using borrowings under its unsecured revolving bank credit facility, (ii) NL purchased $30.9 million of shares of its common stock pursuant to its previously-reported share repurchase programs, (iii) CompX purchased $8.7 million of its shares pursuant to its previously-reported share repurchase program, (iv) NL and Valhi purchased an aggregate of $45.4 million of shares of Tremont common stock and
(v) Tremont purchased the 25% interest in TRECO LLC it previously did not own for $2.5 million.

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

         Financing  activities.  Net repayments of  indebtedness in 2000 include
(ii) NL's repayments of $50 million principal amount of its Senior Secured Notes using cash on hand and borrowings under short-term euro or Norwegian Krona denominated credit facilities ($43 million when borrowed), (ii) CompX's borrowing a net $19 million under its unsecured revolving bank credit facility,
(iii) NL's repayment of Euro 30.9 million ($28.9 million when paid) of certain of its other Euro-denominated short-term indebtedness and (iv) Valhi's borrowing a net $10 million under its bank credit facility and borrowing a net $5.7 million of short-term borrowings from Contran.

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

         At December 31, 2000, unused credit available under existing credit facilities approximated $88.5 million, which was comprised of $59 million available to CompX under its revolving senior credit facility, $16 million available to NL under non-U.S. credit facilities and $13.5 million available to Valhi under its revolving bank credit facility.

         In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 2000, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization. The most recent such purchase was in 1998.

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

         NL's capital expenditures during the past three years, excluding capital expenditures of its disposed specialty chemicals business unit, aggregated $89 million, including $24 million ($8 million in 2000) for NL's ongoing environmental protection and compliance programs. NL's estimated 2001 capital expenditures are $37 million (2002 - $37 million) and include $6 million (2002 - $5 million) in the area of environmental protection and compliance. NL spent $6 million in 1999 with respect to an expansion of a landfill for its Belgian TiO2 facility. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

         At December 31, 2000, NL had cash and cash equivalents, including restricted cash balances of $87 million, of $207 million, and NL had $16 million available for borrowing under its non-U.S. credit facilities. At December 31, 2000, NL had complied with all financial covenants governing its debt agreements.

         NL's board of directors has authorized NL to purchase up to 3 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through December 31, 2000, NL had purchased
2.2 million of its shares pursuant to such authorizations for an aggregate of $38.1 million, including 1.7 million shares purchased during 2000 for an aggregate of $30.9 million.

         Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including interest, of NOK 38 million ($4 million at December 31, 2000) relating to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment. In February 2001, the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities, and NL has appealed the case to the Norwegian Supreme Court. NL believes the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien for both the 1994 and 1996 tax assessments on its Norwegian Ti02 plant in favor of the Norwegian tax authorities. NL has also received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately BEF 13 million ($12 million). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

         At December 31, 2000, NL had recorded net deferred tax liabilities of $136 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $190 million at December 31, 2000, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

         NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($110 million at December 31, 2000) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than the settlements discussed above with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

         As discussed in "Results of Operations - Chemicals," NL has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore NL's and the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates.

Component products - CompX International

         In March 1998, CompX completed an initial public offering of shares of its common stock. The net proceeds to CompX were approximately $110 million. $75 million of the net proceeds were used to completely repay the outstanding balance of CompX's $100 million credit facility discussed above.

         In 1998, CompX acquired two lock producers for aggregate cash consideration of $42 million, primarily using available cash on hand. In 1999, CompX acquired two slide producers for approximately $65 million cash consideration, using available cash on hand and $20 million of borrowing under its revolving bank credit facility. In 2000, CompX acquired another lock producer for an aggregate of $9 million cash consideration using primarily borrowings under its bank credit facility.

         CompX's capital expenditures during the past three years aggregated $56
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

         CompX's board of directors has authorized CompX to purchase up to 1.1 million shares of its common stock in open market or privately-negotiated transactions at unspecified prices over an unspecified period of time. Through February 28, 2001, CompX had purchased all of such authorized shares pursuant to such authorization for an aggregate of $11.1 million, including 844,000 shares purchased in 2000 for an aggregate of $8.7 million and the remainder purchased in 2001.

         CompX believes that its cash on hand, together with cash generated from operations and borrowing availability its credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and future acquisitions for the foreseeable future.

         CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, capital resources and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

         Waste Control Specialists capital expenditures during the past three years aggregated $7 million. Such capital expenditures were funded primarily from Valhi's capital contributions ($10 million in each of 1998 and 1999 and $20 million in 2000) as well as certain debt financing provided to Waste Control Specialists by Valhi.

         At December 31, 2000, Waste Control Specialists' indebtedness consists principally of (i) a $5.3 million bank term loan due in installments through November 2004 and (ii) $2.0 million of intercompany borrowings owed to a wholly-owned subsidiary of Valhi under a $15 million revolving credit facility that matures on December 31, 2001. Such intercompany borrowings are eliminated in the Company's consolidated financial statements. Valhi currently expects to provide additional short-term borrowings to Waste Control Specialists during 2001. During February 2001, a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' third-party term loan from the lender, and such indebtedness became payable to such Valhi subsidiary. Also during February 2001, Waste Control Specialists repaid amounts outstanding under the $15 million revolving credit facility, the facility was terminated and a new $5 million facility was established with a maturity date of 2004.

Tremont Corporation and Titanium Metals Corporation

         Tremont. Tremont is primarily a holding company which, at December 31, 2000, owned approximately 39% of TIMET and 20% of NL. At December 31, 2000, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $83 million and $248 million, respectively.

         In 1998, Tremont entered into a revolving advance agreement with Contran. Through December 31, 2000, Tremont had net borrowings of $13.4 million from Contran under such facility, primarily to fund Tremont's prior purchases of shares of NL and TIMET common stock. In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS (NL's majority-owned environmental management subsidiary), and Tremont repaid its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, will be eliminated in Valhi's consolidated financial statements beginning in 2001.

         In 1997, Tremont's board of directors authorized Tremont to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 2000, Tremont had acquired 1.2 million shares under such authorization. No such shares were acquired in 2000 and the last purchases were in 1998. To the extent Tremont acquires additional shares of its common stock, the Company's ownership interest in Tremont would increase as a result of the fewer number of Tremont shares outstanding.

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

        TIMET. At December 31, 2000, TIMET had net debt of approximately $44 million ($54 million of notes payable and long-term debt and $10 million of cash and equivalents). In February 2000, TIMET entered into a new $125 million U.S. revolving credit agreement which replaced its previous U.S. credit facility. Borrowings under the new facility are limited to a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. The new facility limits additional indebtedness of TIMET, prohibits the payment of common stock dividends by TIMET and contains other covenants customary in lending transactions of this type. In addition, in February 2000 TIMET also entered into a new U.K. credit facility denominated in Pound Sterling which replaced its prior U.K. credit facility. At December 31, 2000, TIMET had $117 million of borrowing availability, principally under these new facilities. TIMET believes these two new credit facilities will provide TIMET with the liquidity necessary for its current market and operating conditions. Overall, TIMET believes its cash on hand, borrowing availability under its existing credit facilities and cash flow from operations will satisfy its expected working capital, capital expenditures and other requirements in 2001.

         At December 31, 2000, TIMET had $201.3 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. TIMET's new U.S. credit facility prohibits the payment of dividends on TIMET's common stock, and the facility also prohibits the payment of dividends on the convertible preferred securities under certain conditions. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. Although the dividend payments are deferred, interest will continue to accrue at the coupon rate on the principal and unpaid dividends. TIMET presently intends to continue to defer dividends on its convertible preferred securities during 2001. However, TIMET may resume dividends on the convertible preferred securities or purchase the underlying securities if the outlook for TIMET's operating results improves substantially and/or if TIMET obtains a favorable result in its litigation with Boeing.

         In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued, but a portion of the cumulative dividends through December 31, 2000, have not yet been paid due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued and unpaid dividends on the SMC preferred securities ($8 million at December 31, 2000) as a non-current asset. There can be no assurance that TIMET will receive additional dividends during 2001. SMC has filed a lawsuit against Inco alleging that Inco made fraudulent misrepresentations in connection with SMC's acquisition, which action is still pending.

         TIMET's capital expenditures during 1999 and 2000 aggregated $25 million and $11 million, respectively. TIMET's capital expenditures during 2001 are currently expected to be about $15 million. TIMET expects to generate positive cash flow from operations in 2001, but at levels substantially reduced from 2000. TIMET's receivables and inventory levels are expected to increase to support anticipated increase in sales, whereas both receivable and inventory levels deceased in 2000. Consequently, TIMET expects its net debt will increase in 2001 compared to its net debt at the end of 2000.

         A preliminary study of environmental issues at TIMET's Nevada facility was completed late in 2000. TIMET accrued $3.3 million based on the estimated undiscounted cost of groundwater remediation activities described in the study. The undiscounted environmental remediation charges are expected to be paid over a period of up to thirty years.

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

Other

         In 1999, the Company received $2 million of additional consideration related to the 1997 disposal of the Company's former fast food operations. No such additional consideration is expected to be received in the future related to the disposed fast food operations.

General corporate - Valhi

         Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at December 31, 2000, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. See
Note 3 to the Consolidated Financial Statements. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the 5.1 million Tremont shares owned by Tremont Group at December 31, 2000, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and Valcor at December 31, 2000, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At December 31, 2000, Valhi had $3.4 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, and had $31 million of outstanding borrowings under its revolving bank credit agreement and $8 million of short-term demand loans payable to Contran. In addition, Valhi had $13.5 million of borrowing availability under its bank credit facility.

         Valhi's LYONs do not require current cash debt service. At December 31, 2000, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at December 31, 2000, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $30 million.

         At December 31, 2000, the LYONs had an accreted value equivalent to approximately $37.45 per Halliburton share, and the market price of the Halliburton common stock was $36.25 per share (February 28, 2001 market price of Halliburton - $39.82 per share). The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity. Such October 2002 redemption price is equivalent to about $44.10 per Halliburton share. Assuming the market value of Halliburton common stock exceeds such equivalent redemption value of the LYONS in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date.

         Valhi received approximately $73 million cash in early 1997 at the transfer of control of its refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an agricultural cooperative formed by certain sugarbeet growers in Amalgamated's area of operation. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to The Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. As part of the transaction, Snake River made certain loans to Valhi aggregating $250 million in January 1997. Such loans bear interest (which is paid monthly) at a weighted average fixed interest rate of 9.4%, are presently nonrecourse to Valhi and are collateralized by the Company's investment in the LLC ($170 million carrying value at December 31, 2000). Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to The Amalgamated Sugar Company LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $192 million in debt financing provided by Valhi in January 1997, of which $100 million was subsequently prepaid in 1997 when Snake River obtained $100 million of third-party term loan financing. In addition, another $12 million of loans from Valhi were prepaid during 1997. After these prepayments, $80 million of Valhi's loans to Snake River Sugar Company remain outstanding. See Notes 5, 8 and 10 to the Consolidated Financial Statements.

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

         In part because of the recent depressed market conditions for refined sugar, during 2000 the Company and Snake River reached an agreement whereby, among other things, the Company would (i) provide certain relief from the level of dividend distributions required to be paid by the LLC to the Company and (ii) modify certain terms of the Company's $80 million loan to Snake River. In October, 2000, formal agreements were executed, whereby, among other things, (i) the specified levels of cumulative unpaid LLC distributions which allow the Company to temporarily take control of the LLC were increased effective April 2000, (ii) the interest rate on the Company's $80 million loan to Snake River was reduced from 12.99% to 6.49% effective April 1, 2000, (iii) the amount of interest forgone as a result of such reduction in the interest rate on the $80 million loan will be recouped and paid via additional future LLC distributions upon achievement of specified levels of future LLC profitability, (iv) Snake River granted to the Company a lien on substantially all of Snake River's assets to collateralize such $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior lender and (v) Snake River agreed that the sum of the annual amount of LLC distributions paid by the LLC to the Company and the annual amount of debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by the Company to Snake River on its $250 million in loans from Snake River. Through December 31, 2000, the Company's cumulative distributions from the LLC had not fallen below such amended specified levels that would allow the Company to temporarily take control of the LLC.

         Based on The Amalgamated Sugar Company LLC's current projections for 2001, Valhi currently expects that distributions received from the LLC in 2001 will approximate its debt service requirements under its $250 million loans from Snake River.

         Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. Such covenants allowed Snake River to pay interest debt service payment to Valhi on the $80 million loan of $2.9 million in 1998, $7.2 million in 1999 and $950,000 in 2000. At December 31, 2000, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $17.5 million (1999 - $12.0 million). Such accrued and unpaid interest is classified as a noncurrent asset at each of December 31, 1999 and 2000. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 1999 and 2000. See Notes 1 and 14 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 1999 and 2000.

         Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

         At December 31, 2000, the Company's aggregate indebtedness was split between 79% of fixed-rate instruments and 21% of variable rate borrowings (1999
- 85% fixed-rate and 15% variable-rate). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2000. The Company's LYONs debt obligation, which mature in October 2007, are reflected in the following table as due in October 2002, the next date at which they are redeemable at the option of the holder. At December 31, 2000, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and the outstanding variable rate borrowings were denominated in U.S. dollars, the euro, the Norwegian kroner or the New Taiwan dollar. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2000 using exchange rates of 1.1 euros per U.S. dollar, 8.9 kroner per U.S. dollar and 33.0 New Taiwan dollars per U.S. dollar.

                                                              Amount

     Indebtedness(*)                     Carrying    Fair    Interest     Maturity
                                          value      value     rate         date
                                                        (In millions)

Fixed-rate indebtedness:
Valhi LYONs ........................     $100.3     $112.3        9.2%      2002
Valhi note payable .................        2.9        2.9        6.2%      2002
Valcor Senior Notes ................        2.4        2.4        9.6%      2003
NL Senior Notes ....................      194.0      195.9       11.7%      2003
Valhi loans from Snake River .......      250.0      250.0        9.4%      2027
Other ..............................        1.2        1.2        9.5%   various
                                         ------     ------    -------
                                          550.8      564.7      10.2%
                                         ------     ------    -------

Variable-rate indebtedness:
  NL note payables:
  euro-denominated .............           48.0       48.0        6.3%      2001
  kroner-denominated ...........           22.0       22.0        6.3%      2001
CompX - New Taiwan
 dollar-denominated ............            1.3        1.3        6.8%      2001
Valhi bank revolver ............           31.0       31.0        8.7%      2001
CompX bank revolver ............           39.0       39.0        6.7%      2003
Other ..........................            7.4        7.4       11.5%   various
                                         ------     ------    -------
                                          148.7      148.7        7.1%
                                         ------     ------    -------

                                         $699.5     $713.4        9.5%
                                         ======     ======    =======

(*)  Denominated in U.S. dollars, except as otherwise indicated.

         At December 31, 1999 fixed rate indebtedness aggregated $595.2 million (fair value - $619.1 million) with a weighted-average interest rate of 10.4%; variable rate indebtedness at such date aggregated $98.1 million, which approximates fair value, with a weighted-average interest rate of 5.1%. All of such fixed rate indebtedness was denominated in U.S. dollars, and all of such variable rate indebtedness was denominated in either U.S. dollars or the euro.

         The Company has an $80 million loan to Snake River Sugar Company at December 31, 1999 and 2000. Such loan bears interest at a fixed interest rate of 6.49% at December 31, 2000 (12.99% at December 31, 1999), and the estimated fair value of such loan aggregated $80.4 million and $86.4 million at December 31, 1999 and 2000, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $3.7 million at December 31, 2000 (1999 - $4 million).

         Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

         As described above, at December 31, 2000, NL had the equivalent of $48 million of outstanding euro-denominated indebtedness and $22 million of Norwegian kroner-denominated indebtedness (1999 - the equivalent of $58 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $7 million (1999 - $6 million). The potential increase in the U.S. dollar equivalent of the principal amount of CompX's New Taiwan-dollar indebtedness at December 31, 2000 resulting from a hypothetical 10% adverse change in exchange rates was not material.

         Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at December 31, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through March 2001 to exchange an aggregate of $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of approximately Cdn $1.48 per U.S. dollar (1999 - contracts to purchase an equivalent of $6 million at an exchange rate of approximately Cdn$ 1.49 per U.S. dollar). The estimated fair value of such forward exchange contracts at December 31, 1999 and 2000 is not material.

         Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 1999 and 2000 (including shares of Halliburton common stock held by the Company) was $282.5 million and $268.0 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $28.3 million at December 31, 1999 and $26.8 million at December 31, 2000.

         Embedded derivatives. The Company's LYONs debt obligation contains an embedded derivative that allows the LYONs holder to exchange their debt instrument for shares of Halliburton common stock held by the Company. See Notes 5 and 10 to the Consolidated Financial Statements. As a result, the LYONs debt obligation is exposed to both interest rate and equity security market risk because changes in either market interest rates or the price of Halliburton common stock will effect the fair value of the debt obligation.

         The LYONs are  exchangeable at any time at the option of the holder for
14.4308 shares of Halliburton common stock held by the Company. The LYONs are redeemable at the option of the holder in October 2002 for cash in an amount equal to the accreted value at that date ($636.27 per $1,000 principal amount at maturity, or the equivalent of about $44 per Halliburton share). The LYONs mature in October 2007 for $1,000 per LYON (or the equivalent of about $69 per Halliburton share). Assuming the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 pre share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder. Similarly, assuming the market value of Halliburton common stock equals or exceeds $69 per share in October 2007 (the maturity date of the LYONs), the Company would expect that it would extinguish the LYONs debt obligation through an exchange of such debt obligation for the shares of Halliburton common stock held by the Company. To the extent the market price of Halliburton common stock was less than $69 in October 2007 and the Company was required to extinguish the debt through a cash payment of $1,000 per LYON, the Company would likely sell the Halliburton shares underlying the maturing LYONs in order to raise a portion of the cash maturity price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder.

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

 (b)                       Reports on Form 8-K

                           Reports on Form 8-K filed for the quarter ended December 31, 2000.

                           None.


 (c)                       Exhibits

                           Included  as  exhibits  are the  items  listed in the
                           Exhibit Index. Valhi will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets as of December 31, 2000 will be furnished to the Commission upon request.

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

10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2000.

10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 2000 - incorporated by reference to Exhibit
         10.3 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2000.

10.3 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 2000 - incorporated by reference to
         Exhibit 10.2 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 2000.

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

Item No.                         Exhibit Item

10.9* Form of Deferred Compensation Agreement between the Registrant and certain executive officers - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1999.

10.10 Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.11 Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000 - incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.12 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to
         Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.13 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.14 Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to
         Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.15 Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 - incorporated by reference to
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.16 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.17 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.18 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.19 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

Item No.                         Exhibit Item

10.20 Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.21 Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.22 Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.23 Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.24 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.25 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.26 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.27 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.28 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 199 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.29 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit
         10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                         Exhibit Item

10.30 First Amendment to the Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.31 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.32 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33 First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.34 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35 First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.36 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.37 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to
         Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.38 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.39 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P.
         - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.40 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.41 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.43 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit
         10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.44 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England - incorporated by reference to Exhibit 10.23 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.45 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.46 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.47 Sponge Purchase Agreement, dated May 30, 1990, between TIMET and Union Titanium Sponge Corporation and Amendments No. 1 and 2 - incorporated by reference to Exhibit 10.25 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1991.

10.48 Amendment No. 3 to the Sponge Purchase Agreement, dated December 3, 1993, between TIMET and Union Titanium Sponge Corporation - incorporated by reference to Exhibit 10.33 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1993.

10.49 Amendment No. 4 to the Sponge Purchase Agreement, dated May 2, 1996, between TIMET and Union Titanium Sponge Corporation - incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 1996.

Item No.                         Exhibit Item

10.50 Investment Agreement dated July 9, 1998, between TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.51 Amendment to Investment Agreement, dated October 28, 1998, among TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.4 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.52 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.5 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.53 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock - incorporated by reference to Exhibit 4.5 to Special Metals Corporation's Current Report on Form 8-K (File No. 000-22029) dated October 28, 1998.

10.54 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.55 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, TRE Insurance, Ltd., and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.56 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit
         10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

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

                                          VALHI, INC.
                                          (Registrant)


                                          By: /s/ Steven L. Watson
                                              ----------------------------------
                                              Steven L. Watson, March 21, 2001
                                              (President)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                        /s/ Steven L. Watson
---------------------------------------     ------------------------------------
Harold C. Simmons, March 21, 2001           Steven L. Watson, March 21, 2001
(Chairman of the Board and                           (President and Director)
 Chief Executive Officer)



/s/ Thomas E. Barry                          /s/ Glenn R. Simmons
---------------------------------------    -------------------------------------
Thomas E. Barry, March 21, 2001             Glenn R. Simmons, March 21, 2001
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                       /s/ Bobby D. O'Brien
--------------------------------------     -------------------------------------
Norman S. Edelcup, March 21, 2001           Bobby D. O'Brien, March 21, 2001
(Director)                                  (Vice President and Treasurer,
                                            Principal Financial Officer)



/s/ Edward J. Hardin                        /s/ Gregory M. Swalwell
--------------------------------------      ------------------------------------
Edward J. Hardin, March 21, 2001            Gregory M. Swalwell, March 21, 2001
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. March 21, 2001
(Director)



                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Page

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets - December 31, 1999 and 2000            F-3

  Consolidated Statements of Income -
   Years ended December 31, 1998, 1999 and 2000                       F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1998, 1999 and 2000                       F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1998, 1999 and 2000                       F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1998, 1999 and 2000                       F-9

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                      PricewaterhouseCoopers LLP

Dallas, Texas
March 16, 2001

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000

                      (In thousands, except per share data)

              ASSETS
                                                        1999               2000
                                                        ----               ----

Current assets:
  Cash and cash equivalents ..................       $  152,707       $  135,017
  Restricted cash equivalents ................           17,565           69,242
  Accounts and other receivables .............          190,216          182,991
  Refundable income taxes ....................            5,146           14,470
  Receivable from affiliates .................           14,606              885
  Inventories ................................          219,618          242,994
  Prepaid expenses ...........................            7,221            7,272
  Deferred income taxes ......................           14,330           14,236
                                                     ----------       ----------

      Total current assets ...................          621,409          667,107
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          266,362          268,006
  Investment in affiliates ...................          256,982          235,791
  Loans and other receivables ................           95,252          100,540
  Mining properties ..........................           20,120           13,971
  Prepaid pension costs ......................           23,271           22,789
  Goodwill ...................................          356,523          359,420
  Deferred income taxes ......................            2,672            2,046
  Other assets ...............................           27,177           49,604
                                                     ----------       ----------

      Total other assets .....................        1,048,359        1,052,167
                                                     ----------       ----------

Property and equipment:
  Land .......................................           25,952           29,644
  Buildings ..................................          167,100          167,653
  Equipment ..................................          544,278          543,915
  Construction in progress ...................           13,843           14,865
                                                     ----------       ----------
                                                        751,173          756,077
  Less accumulated depreciation ..............          185,772          218,530
                                                     ----------       ----------

      Net property and equipment .............          565,401          537,547
                                                     ----------       ----------

                                                     $2,235,169       $2,256,821

                          VALHI, INC. AND SUBSIDIARIES

                           December 31, 1999 and 2000

                      (In thousands, except per share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           1999             2000
                                                           ----             ----

Current liabilities:
  Notes payable ....................................   $    57,076    $    70,039
  Current maturities of long-term debt .............        27,846         34,284
  Accounts payable .................................        70,971         81,572
  Accrued liabilities ..............................       163,556        162,431
  Payable to affiliates ............................        25,266         32,042
  Income taxes .....................................         7,203         15,693
  Deferred income taxes ............................           326          1,922
                                                       -----------    -----------

      Total current liabilities ....................       352,244        397,983
                                                       -----------    -----------

Noncurrent liabilities:
  Long-term debt ...................................       609,339        595,354
  Accrued OPEB costs ...............................        58,756         50,624
  Accrued pension costs ............................        39,612         26,697
  Accrued environmental costs ......................        73,062         66,224
  Deferred income taxes ............................       266,752        294,371
  Other ............................................        45,164         41,055
                                                       -----------    -----------

      Total noncurrent liabilities .................     1,092,685      1,074,325
                                                       -----------    -----------

Minority interest ..................................       200,826        156,278
                                                       -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued .........................          --             --
  Common stock, $.01 par value; 150,000 shares
   authorized; 125,611 and 125,730 shares issued ...         1,256          1,257
  Additional paid-in capital .......................        43,444         44,345
  Retained earnings ................................       538,744        591,030
  Accumulated other comprehensive income:
    Marketable securities ..........................       127,837        132,580
    Currency translation ...........................       (40,833)       (60,811)
    Pension liabilities ............................        (5,775)        (4,517)
  Treasury stock, at cost - 10,545 and 10,570 shares       (75,259)       (75,649)
                                                       -----------    -----------

      Total stockholders' equity ...................       589,414        628,235
                                                       -----------    -----------

                                                       $ 2,235,169    $ 2,256,821
                                                       ===========    ===========


Commitments and contingencies (Notes 5, 8, 15 and 18)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)


                                              1998          1999             2000
                                              ----          ----             ----

Revenues and other income:
  Net sales ...........................   $ 1,059,447    $ 1,145,222    $ 1,191,885
  Gain on:
    Disposal of business unit .........       330,217           --             --
    Reduction in interest in CompX ....        67,902           --             --
  Other, net ..........................        80,739         68,456        127,101
                                          -----------    -----------    -----------

                                            1,538,305      1,213,678      1,318,986
                                          -----------    -----------    -----------

Cost and expenses:
  Cost of sales .......................       736,656        840,326        824,391
  Selling, general and administrative .       212,122        189,036        201,732
  Interest ............................        91,188         72,039         70,354
                                          -----------    -----------    -----------

                                            1,039,966      1,101,401      1,096,477
                                          -----------    -----------    -----------

                                              498,339        112,277        222,509
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")          --             --           (8,990)
  Tremont Corporation* ................         7,385        (48,652)          --
  Waste Control Specialists* ..........       (15,518)        (8,496)          --
  Other ...............................          --             --            1,672
                                          -----------    -----------    -----------

    Income before taxes ...............       490,206         55,129        215,191

Provision for income taxes (benefit) ..       192,212        (71,285)        94,442

Minority interest in after-tax earnings        72,177         78,992         43,658
                                          -----------    -----------    -----------

    Income from continuing operations .       225,817         47,422         77,091

Discontinued operations ...............          --            2,000           --

Extraordinary item ....................        (6,195)          --             (477)
                                          -----------    -----------    -----------

    Net income ........................   $   219,622    $    49,422    $    76,614
                                          ===========    ===========    ===========


*Prior to consolidation.

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)


                                                         1998            1999           2000
                                                         ----            ----           ----

Basic earnings per share:
  Continuing operations ............................   $      1.96    $       .41   $       .67
  Discontinued operations ..........................          --              .02          --
  Extraordinary item ...............................          (.05)          --            --
                                                       -----------    -----------   -----------

  Net income .......................................   $      1.91    $       .43   $       .67
                                                       ===========    ===========   ===========

Diluted earnings per share:
  Continuing operations ............................   $      1.94    $       .41   $       .66
  Discontinued operations ..........................          --              .02          --
  Extraordinary item ...............................          (.05)          --            --
                                                       -----------    -----------   -----------

  Net income .......................................   $      1.89    $       .43   $       .66
                                                       ===========    ===========   ===========


Cash dividends per share ...........................   $       .20    $       .20   $       .21
                                                       ===========    ===========   ===========


Shares used in the calculation of per share amounts:
  Basic earnings per share .........................       115,002        115,030       115,132
  Dilutive impact of stock options .................         1,124          1,164         1,138
                                                       -----------    -----------   -----------

  Diluted earnings per share .......................       116,126        116,194       116,270
                                                       ===========    ===========   ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)



                                                    1998        1999        2000
                                                    ----        ----        ----

Net income                                        $219,622    $ 49,422    $ 76,614
                                                  --------    --------    --------

Other comprehensive income
 (loss), net of tax:

  Marketable securities adjustment:
    Unrealized net gains arising during
   the period ................................         299       5,503       1,863
  Reclassification for realized net losses
   (gains) included in net income ............      (5,204)       (492)      2,880
                                                 ---------    --------    --------
                                                    (4,905)      5,011       4,743

Currency translation adjustment ..............       1,728     (18,121)    (19,978)

Pension liabilities adjustment ...............        (312)     (2,930)      1,258
                                                 ---------    --------    --------

  Total other comprehensive income (loss), net      (3,489)    (16,040)    (13,977)
                                                 ---------    --------    --------

    Comprehensive income .....................   $ 216,133    $ 33,382    $ 62,637
                                                 =========    ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)



                                                Additional Accumulated other comprehensive income                          Total
                                         Common   paid-in    Retained    Marketable   Currency     Pension   Treasury stockholders'
                                         stock   capital    earnings    securities  translation  liabilities  stock       equity
                                        -------  ---------  --------   ------------  -----------  ------------- -- -------  ---  --

Balance at December 31, 1997 .........   $1,253   $38,355   $ 315,977    $ 127,731    $(24,440)   $(2,533)   $(71,409)   $ 384,934

Net income ...........................     --        --       219,622         --          --         --          --        219,622
Cash dividends .......................     --        --       (23,131)        --          --         --          --        (23,131)
Other comprehensive income (loss), net     --        --          --         (4,905)      1,728       (312)       --         (3,489)
Common stock reacquired ..............     --        --          --           --          --         --        (3,692)      (3,692)
Other, net ...........................        2     4,434        --           --          --         --          (158)       4,278
                                         ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 1998 .........    1,255    42,789     512,468      122,826     (22,712)    (2,845)    (75,259)     578,522

Net income ...........................     --        --        49,422         --          --         --          --         49,422
Cash dividends .......................     --        --       (23,146)        --          --         --          --        (23,146)
Other comprehensive income (loss), net     --        --          --          5,011     (18,121)    (2,930)       --        (16,040)
Other, net ...........................        1       655        --           --          --         --          --            656
                                         ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 1999 .........    1,256    43,444     538,744      127,837     (40,833)    (5,775)    (75,259)     589,414

Net income ...........................     --        --        76,614         --          --         --          --         76,614
Cash dividends .......................     --        --       (24,328)        --          --         --          --        (24,328)
Other comprehensive income (loss), net     --        --          --          4,743     (19,978)     1,258        --        (13,977)
Common stock reacquired ..............     --        --          --           --          --         --           (19)         (19)
Other, net ...........................        1       901        --           --          --         --          (371)         531
                                         ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at December 31, 2000 .........   $1,257   $44,345   $ 591,030    $ 132,580    $(60,811)   $(4,517)   $(75,649)   $ 628,235
                                         ======   =======   =========    =========    ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                            1998           1999          2000
                                            ----           ----          ----

Cash flows from operating activities:
Net income .............................   $ 219,622    $  49,422    $  76,614
Depreciation, depletion and amortization      58,976       64,654       71,091
Legal settlements, net .................        --           --        (69,465)
Gain on:
  Disposal of business unit ............    (330,217)        --           --
  Reduction in interest in CompX .......     (67,902)        --           --
Securities transaction gains, net ......      (8,006)        (757)         (40)
Noncash:
  Interest expense .....................      26,117        9,788        9,446
  Defined benefit pension expense ......      (5,500)      (4,543)     (11,874)
  Other postretirement benefit expense .      (6,299)      (5,091)      (2,641)
Deferred income taxes ..................     143,134      (92,840)      42,912
Minority interest ......................      72,177       78,992       43,658
Equity in:
  TIMET ................................        --           --          8,990
  Tremont Corporation* .................      (7,385)      48,652         --
  Waste Control Specialists* ...........      15,518        8,496         --
  Other ................................        --           --         (1,672)
  Discontinued operations ..............        --         (2,000)        --
  Extraordinary item ...................       6,195         --            477
Distributions from:
  Manufacturing joint venture ..........        --         13,650        7,550
  Tremont Corporation* .................         431          655         --
  Other ................................        --           --             81
Other, net .............................      (2,557)       1,809        2,581
                                           ---------    ---------    ---------

                                             114,304      170,887      177,708

Change in assets and liabilities:
  Accounts and other receivables .......     (10,463)     (34,616)     (10,709)
  Inventories ..........................     (51,914)      18,671      (30,816)
  Accounts payable and accrued
   liabilities .........................      (1,622)       1,080       12,955
  Income taxes .........................     (14,336)       5,150        3,940
  Accounts with affiliates .............     (27,800)      (7,055)      13,544
  Other, net ...........................       8,858      (15,812)      (4,183)
                                           ---------    ---------    ---------

      Net cash provided by
       operating activities ............      17,027      138,305      162,439
                                           ---------    ---------    ---------


*Prior to consolidation

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)


                                                1998          1999         2000
                                                ----          ----         ----

Cash flows from investing activities:
  Capital expenditures ...................   $ (35,541)   $ (55,869)   $ (57,772)
  Purchases of:
    Business units .......................     (41,646)     (64,975)      (9,346)
    NL common stock ......................     (13,890)      (7,210)     (30,886)
    Tremont common stock .................    (172,918)      (1,945)     (45,351)
    CompX common stock ...................      (5,670)        (816)      (8,665)
    Interest in other subsidiaries .......        --           --         (2,500)
    Marketable securities ................      (3,766)        --           --
  Investment in Waste Control Specialists*     (10,000)     (10,000)        --
  Proceeds from disposal of:
    Marketable securities ................       6,875        6,588          158
    Business unit ........................     435,080         --           --
  Change in restricted cash
   equivalents, net ......................      (2,638)      (5,176)       1,517
  Loans to affiliates:
    Loans ................................    (126,250)      (6,000)     (21,969)
    Collections ..........................     120,250        6,000       21,969
  Discontinued operations, net ...........        --          2,000         --
  Other, net .............................         973        1,854        1,928
                                             ---------    ---------    ---------

      Net cash provided (used) by
       investing activities ..............     150,859     (135,549)    (150,917)
                                             ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...........................     105,966      123,203      123,857
    Principal payments ...................    (496,445)    (157,310)    (126,252)
    Deferred financing costs .............        (200)        --           --
  Loans from affiliates:
    Loans ................................      15,500       45,000       18,160
    Repayments ...........................      (6,000)     (52,218)     (12,782)
  Proceeds from issuance of CompX
   common stock ..........................     110,378         --           --
  Valhi dividends paid ...................     (23,131)     (23,146)     (24,328)
  Valhi common stock reacquired ..........      (3,692)        --            (19)
  Distributions to minority interest .....      (1,937)      (3,744)     (10,084)
  Other, net .............................       1,354          860        4,411
                                             ---------    ---------    ---------

    Net cash used by financing activities     (298,207)     (67,355)     (27,037)
                                             ---------    ---------    ---------


Net decrease .............................   $(130,321)   $ (64,599)   $ (15,515)
                                             =========    =========    =========


*Prior to consolidation.

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                              1998          1999          2000
                                              ----          ----          ----

Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities ...........................   $(130,321)   $ (64,599)   $ (15,515)
  Currency translation ..................        (871)      (3,398)      (2,175)
  Business units acquired ...............         387        4,785         --
  Consolidation of Waste Control
   Specialists and Tremont Corporation ..        --          3,736         --
  Business unit sold ....................      (7,630)        --           --
                                            ---------    ---------    ---------
                                             (138,435)     (59,476)     (17,690)

  Balance at beginning of year ..........     350,618      212,183      152,707
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 212,183    $ 152,707    $ 135,017
                                            =========    =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ..   $  62,616    $  62,208    $  61,930
  Income taxes ..........................      85,471       16,296       33,798

  Business units acquired -
   net assets consolidated:
    Cash and cash equivalents ...........   $     387    $   4,785    $    --
    Goodwill and other intangible assets       26,202       22,700        5,091
    Other non-cash assets ...............      21,653       54,966        7,144
    Liabilities .........................      (6,596)     (17,476)      (2,889)
                                            ---------    ---------    ---------

    Cash paid ...........................   $  41,646    $  64,975    $   9,346
                                            =========    =========    =========

  Waste Control Specialists and
   Tremont Corporation -
   net assets consolidated:
    Cash and cash equivalents ...........   $    --      $   3,736    $    --
    Noncurrent restricted cash ..........        --          4,710         --
    Investment in
      Titanium Metals Corporation .......        --         85,772         --
      NL Industries* ....................        --        159,799         --
      Other joint ventures ..............        --         13,658         --
    Property and equipment ..............        --         23,716         --
    Other non-cash assets ...............        --         17,933         --
    Liabilities .........................        --        (83,784)        --
    Minority interest ...................        --        (85,610)        --
                                            ---------    ---------    ---------

    Net investment at respective dates
     of consolidation ...................   $    --      $ 139,930    $    --
                                            =========    =========    =========

*Eliminated in consolidation.

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

         Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. Contran holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

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

         Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

        Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventory costs are generally based on average cost or the first-in, first-out method.

        Shipping and handling costs. Shipping and handling costs of the Company's chemicals segment are included in selling, general and administrative expenses and were approximately $54 million in each of 1998 and 1999 and $50 million in 2000. Shipping and handling costs of the Company's component products segment, generally netted against sales, were approximately $3.9 million in 1998, $4.8 million in 1999 and $6.6 million in 2000. Shipping and handling costs of the Company's waste management segment are included in cost of sales.

        Cash and cash equivalents and restricted cash. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

        Restricted cash. Restricted cash, invested primarily in U.S. government securities and money market funds that invest in U.S. government securities, includes amounts restricted pursuant to outstanding letters of credit and, at December 31, 2000, also includes $70 million held by special purpose trusts formed by NL Industries, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted cash amounts are classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted cash relates. See Notes 8 and 11.

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

        Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies, and the Company's investment in Waste Control Specialists prior to June 30 1999, are accounted for by the equity method. See Note 7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $67.5 million credit at December 31, 2000, related principally to the Company's investment in Titanium Metals Corporation ("TIMET") and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

        Goodwill, other intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over not more than 40 years (weighted average remaining life of 24.5 years at December 31, 2000) and is stated net of accumulated amortization of $60.9 million at December 31, 2000 (1999 - $45.0 million).

        At December 31, 2000, approximately 87% of the aggregate amount of unamortized goodwill represents enterprise level goodwill generated from the Company's various step acquisitions of its interest in NL Industries, and substantially all of the remainder represents goodwill generated from CompX International's acquisitions of certain businesses during 1998, 1999 and 2000. At December 31, 2000, the quoted market price for NL common stock ($24.25 per share) was in excess of the Company's aggregate net investment in NL ($16.00 per share) at that date, and the quoted market price of CompX common stock ($8.94 per share) was slightly below the Company's net carrying value of its investment in CompX ($10.15 per share). Subsequent to December 31, 2000, CompX's common stock traded as high as $10.25 during January 2001.

         Other intangible assets are amortized by the straight-line method over the periods expected to be benefited (up to 20 years) and are stated net of accumulated amortization of $10.2 million at December 31, 2000 (1999 - $11.4 million).

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

        Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company will perform certain planned major maintenance activities during the year, primarily with respect to the chemicals segment. Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold.

        Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were $1 million in 1998 and nil in each of 1999 and 2000.

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

        Interest rate swaps and contracts. The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Any cost associated with a swap or contract designated as a hedge of an asset or liability is deferred and amortized over the term of the agreement as an adjustment to interest income or expense. If the swap or contract is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The Company was not a party to any such contract at December 31, 1999 or 2000.

        Currency forward contracts. Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2000 the Company held contracts maturing through March 2001 to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar (1999 - contracts to exchange an aggregate of $6.0 million at an exchange rate of Cdn. $1.49). At December 31, 2000, the actual exchange rate was Cdn. $1.50 per U.S. dollar (1999 - Cdn. $1.44 per U.S. dollar).

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

        Through December 31, 2000, NL and Tremont Corporation were separate U.S. taxpayers and were not members of the Contran Tax Group. Effective January 1, 2001, NL and Tremont became members of the Contran Tax Group. See Note 3. CompX was a member of the Contran Tax Group until March 1998, when it became a separate U.S. taxpayer. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for income tax purposes.

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

        Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 173,000 in 1998, 313,000 in 1999 and 246,000 in 2000.

        Deferred income. Deferred income is amortized over the periods earned, generally by the straight-line method.

        Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 was not significant during 1998 and 1999 and was approximately $2 million in 2000.

        Environmental costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 1999 and 2000, no receivables for recoveries have been recognized.

         Closure and post closure costs. The Company provides for estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace is consumed ($506,000 and $802,000 accrued at December 31, 1999 and 2000, respectively). Such costs are estimated based on the technical requirements of applicable state or federal regulations, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates are based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates are sometimes a range of possible outcomes, in which case the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for at least the minimum amount within the range.

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

         The Company's waste disposal site has an estimated remaining life of over 100 years based upon current site plans and annual volumes of waste. During this remaining site life, the Company estimates it will provide for an additional $23 million of closure and post-closure costs, including inflation. Anticipated payments of environmental liabilities accrued at December 31, 2000 are not expected to begin until 2004 at the earliest.

         Extraordinary item. The extraordinary losses in 1998 and 2000, stated net of allocable income tax benefit and minority interest, relate to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of certain NL Industries indebtedness. See Notes 10, 12, and 15.

        Other. Advertising costs related to the Company's consolidated business segments, expensed as incurred, aggregated $1.4 million in 1998 and $2.0 million in each of 1999 and 2000. Research and development costs related to the Company's consolidated business segments, expensed as incurred, were $8 million in each of 1998 and 1999 and $7 million in 2000.

        Accounting principles not yet adopted. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative, and such changes will be recognized either in net income or other comprehensive income.

        As permitted by the transition requirements of SFAS No. 133, as amended, the Company will exempt from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts discussed in Note 1, the Company is not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at December 31, 2000. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the Company does not expect that the impact of adopting SFAS No. 133 will be material.

Note 2 -       Business and geographic segments:

                                                           % owned by Valhi at
 Business segment                 Entity                    December 31, 2000

  Chemicals             NL Industries, Inc.                         60%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists                   90%
  Titanium metals       Tremont Group, Inc.                         80%

       Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at December 31, 2000. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 20% of NL and 39% of TIMET at December 31, 2000. See Note 3.

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

           NL manufactures and sells titanium dioxide pigments ("TiO2") through its subsidiary Kronos, Inc. TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Kronos has production facilities located throughout North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana. See Note 7. Prior to January 1998, NL also manufactured and sold specialty chemicals. See Note 3.

           CompX produces and sells component products (ergonomic computer support systems, precision ball bearing slides and security products) for office furniture, computer related applications and a variety of other applications. CompX has production facilities in North America, Europe and Asia.

           Waste Control Specialists operates a facility in West Texas for the processing, treatment and storage of hazardous, toxic and low-level and mixed radioactive wastes, and for the disposal of hazardous and toxic and certain types of low-level and mixed radioactive wastes. Waste Control Specialists is seeking additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes.

         The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment operating profit includes the effect of amortization of any goodwill and other intangible assets attributable to the segment.

         Interest income included in the calculation of segment operating income is not material in 1998, 1999 or 2000. Capital expenditures include additions to property and equipment and mining properties but exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation, depletion and amortization related to each reportable operating segment includes amortization of any goodwill and other intangible assets attributable to the segment. There are no intersegment sales or any other significant intersegment transactions.

         Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash, marketable securities and loans to third parties. At December 31, 2000, approximately 31% and 4% of corporate assets were held by NL and Tremont, respectively (1999 - 15% and 3%, respectively), with substantially all of the remainder held by Valhi.

         For geographic information, net sales are attributed to the place of manufacture (point-of-origin) and the location of the customer
(point-of-destination); property and equipment and mining properties are attributed to their physical location. At December 31, 2000, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $650 million (1999 - $647 million).

                                                    Years ended December 31,
                                                  1998        1999        2000
                                                  ----        ----        ----
                                                         (In millions)
Net sales:
  Chemicals ................................   $  907.3    $  908.4    $  922.3
  Component products .......................      152.1       225.9       253.3
  Waste management (after consolidation) ...       --          10.9        16.3
                                               --------    --------    --------

    Total net sales ........................   $1,059.4    $1,145.2    $1,191.9
                                               ========    ========    ========

Operating income:
  Chemicals ................................   $  154.6    $  126.2    $  187.4
  Component products .......................       31.9        40.2        37.5
  Waste management (after consolidation) ...       --          (1.8)       (7.2)
                                               --------    --------    --------

    Total operating income .................      186.5       164.6       217.7

Gain on:
  Disposal of business unit ................      330.2        --          --
  Reduction in interest in CompX ...........       67.9        --          --
General corporate items:
  Legal settlements, net ...................       --          --          69.5
  Securities transactions ..................        8.0          .8        --
  Interest and dividend income .............       54.9        43.0        40.3
  General expenses, net ....................      (58.0)      (24.1)      (34.6)
Interest expense ...........................      (91.2)      (72.0)      (70.4)
                                               --------    --------    --------
                                                  498.3       112.3       222.5
Equity in:
  TIMET ....................................       --          --          (9.0)
  Tremont Corporation ......................        7.4       (48.7)       --
  Waste Control Specialists ................      (15.5)       (8.5)       --
  Other ....................................       --          --           1.7
                                               --------    --------    --------

    Income from continuing
     operations before income taxes ........   $  490.2    $   55.1    $  215.2
                                               ========    ========    ========

Net sales - point of origin:
  United States ............................   $  353.6    $  399.5    $  436.0
  Germany ..................................      453.3       459.4       444.1
  Belgium ..................................      159.6       138.7       137.8
  Norway ...................................       91.1        88.3        98.3
  Netherlands ..............................       --          36.8        35.8
  Other Europe .............................      103.2        92.8        92.7
  Canada ...................................      251.2       259.7       253.7
  Taiwan ...................................       --            .7        12.1
  Eliminations .............................     (352.6)     (330.7)     (318.6)
                                               --------    --------    --------

                                               $1,059.4    $1,145.2    $1,191.9
                                               ========    ========    ========

Net sales - point of destination:
  United States ............................   $  356.4    $  412.7    $  459.3
  Europe ...................................      501.7       520.1       515.2
  Canada ...................................      107.7       104.4        97.0
  Asia .....................................       23.9        45.0        53.6
  Other ....................................       69.7        63.0        66.8
                                               --------    --------    --------

                                               $1,059.4    $1,145.2    $1,191.9
                                               ========    ========    ========

                                                       Years ended December 31,
                                                     1998       1999        2000
                                                     ----       ----        ----
                                                             (In millions)
Depreciation, depletion and amortization:
  Chemicals ...................................      $53.8      $52.5      $54.1
  Component products ..........................        4.6        9.6       12.6
  Waste management (after consolidation) ......       --          1.5        3.3
  Corporate ...................................         .6        1.1        1.1
                                                     -----      -----      -----

                                                     $59.0      $64.7      $71.1
                                                     =====      =====      =====

Capital expenditures:
  Chemicals ...................................      $22.3      $32.7      $31.1
  Component products ..........................       12.9       19.7       23.1
  Waste management (after consolidation) ......       --           .3        3.3
  Corporate ...................................         .3        3.2         .3
                                                     -----      -----      -----

                                                     $35.5      $55.9      $57.8
                                                     =====      =====      =====



                                                         December 31,
                                                1998          1999         2000
                                                ----          ----         ----
                                                       (In millions)
Total assets:
  Operating segments:
    Chemicals ...........................     $1,349.2     $1,413.8     $1,313.1
    Component products ..................        124.7        205.4        227.2
    Waste management ....................         --           33.9         32.3
  Investment in and advances to:
    Titanium Metals Corporation .........         --           85.8         72.7
    Other joint ventures ................         --           13.7         13.1
    Prior to consolidation:
      Tremont Corporation ...............        179.5         --           --
      Waste Control Specialists .........         20.0         --           --
  Corporate and eliminations ............        568.8        482.6        598.4
                                              --------     --------     --------

                                              $2,242.2     $2,235.2     $2,256.8
                                              ========     ========     ========

Net property and equipment and
 mining properties:
  United States .........................     $   27.8     $   67.3     $   82.5
  Germany ...............................        306.6        278.5        246.5
  Canada ................................         84.2         94.3         88.2
  Norway ................................         63.0         64.1         57.7
  Belgium ...............................         59.9         57.5         53.7
  Netherlands ...........................         --           17.6         17.2
  Other Europe ..........................          1.4          1.3         --
  Taiwan ................................         --            4.9          5.7
                                              --------     --------     --------

                                              $  542.9     $  585.5     $  551.5
                                              ========     ========     ========

Note 3 -  Business combinations and disposals:

        NL Industries, Inc. At the beginning of 1998, Valhi held 57% of NL's outstanding common stock, and Tremont (which at that time was not owned by Valhi) held an additional 18% of NL. During 1998, 1999 and 2000, Valhi purchased additional NL shares, and NL purchased shares of its own common stock, in market and private transactions for an aggregate of $52.0 million, thereby increasing Valhi's and Tremont's ownership of NL to 60% and 20% at December 31, 2000, respectively. See Note 17. The Company accounted for such increases in its interest in NL by the purchase method (step acquisition).

         In January 1998, NL sold its specialty chemicals business unit conducted by its subsidiary Rheox, Inc. for $465 million cash consideration (before fees and expenses), including $20 million attributable to a five-year agreement by NL not to compete in the rheological products business. See Note
11. The Company reported a $330.2 million pre-tax gain on the disposal of this business unit in 1998. The Company's results of operations in 1998 prior to the sale included net sales of $12.7 million and operating income of $2.7 million related to this business unit.

       CompX International Inc. Prior to March 1998, CompX was a wholly-owned subsidiary of Valcor, Inc., a wholly-owned subsidiary of Valhi. In March 1998, CompX completed an initial public offering of shares of its common stock for net proceeds to CompX of approximately $110.4 million. CompX used $75 million of such net proceeds to repay outstanding borrowings under its bank credit facility, of which $50 million was incurred in connection with the repayment of certain intercompany indebtedness owed by CompX to Valcor and $25 million which was incurred in connection with CompX's March 1998 acquisition of a lock producer discussed below. As a result of the public offering of shares of CompX common stock and CompX's award of certain shares of its common stock in connection with the offering, the Company's ownership interest in CompX was reduced to 62% from 100%. The Company reported a $67.9 million pre-tax gain on the Company's reduction in interest in CompX in 1998. Deferred income taxes were provided on this gain on reduction in interest in CompX.

       Subsequently in 1998 and during 1999 and 2000, Valhi purchased shares of CompX common stock, and CompX purchased shares of its own common stock, in market transactions for an aggregate of $15.2 million, thereby increasing the Company's ownership interest of CompX from 62% to 68% at December 31, 2000. The Company accounted for such increases in its interest in CompX by the purchase method (step acquisition).

         In 1998, CompX acquired two lock producers for an aggregate of $42 million cash consideration. In 1999, CompX acquired two slide producers for an aggregate of $65 million cash consideration. In 2000, CompX acquired another lock producer for an aggregate of $9 million cash consideration. Such acquisitions were accounted for by the purchase method.

        Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. Valhi contributed $25 million to
Waste Control Specialists at various dates through early 1997 for its 50% interest. Valhi contributed an additional $10 million to Waste Control
Specialists' equity in each of 1997, 1998 and 1999, and contributed an additional $20 million to Waste Control Specialists' equity in 2000, thereby increasing its membership interest from 50% to 90% at December 31, 2000. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company.

         In 1995, the other owner of Waste Control Specialists, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner. KNB Holdings is controlled by an individual who had been granted the duties of chief executive officer of Waste Control Specialists under an employment agreement previously-effective through at least 2001. Such individual had the ability to establish management policies and procedures, and had the authority to make routine operating decisions, for Waste Control Specialists. Prior to June 1999, the rights granted to the owner of the remaining membership interest under the employment agreement discussed above overcame the Company's presumption of control at its majority ownership interest level, and the Company accounted for its interest in Waste Control Specialists by the equity method. As of June 1999, that individual resigned as chief executive officer and a new chief executive officer unrelated to the other owner was appointed. Accordingly, the Company was then deemed to control Waste Control Specialists. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and commenced consolidating its results of operations and cash flows in the third quarter of 1999. See Note 7.

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

        Tremont Corporation and Tremont Group, Inc. In June 1998, Valhi purchased 2.9 million shares of Tremont Corporation common stock from Contran and certain of Contran's subsidiaries for an aggregate of $165.4 million cash consideration, including fees and expenses. Subsequently in 1998 and during 1999, Valhi purchased in market and private transactions additional shares of Tremont for an aggregate of $9.5 million which, by late December 1999, increased the Company's ownership of Tremont to 50.2% at December 31, 1999. Accordingly, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and the Company commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. Prior to December 31, 1999, Valhi accounted for its interest in Tremont by the equity method, and the Company commenced reporting equity in Tremont's earnings in the third quarter of 1998. See Note 7.

        During 2000, Valhi and NL each purchased shares of Tremont in market and private transactions for an aggregate of $45.4 million, increasing Valhi's and NL's ownership of Tremont to 64% and 16% at December 31, 2000, respectively. See
Note 17. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to newly-formed Tremont Group in return for an 80% and 20% ownership interest in Tremont Group, respectively, and Tremont Group now owns the 80% of Tremont that Valhi and NL had previously owned in the aggregate.

         Other. NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The aggregate pro forma impact of CompX's 2000 acquisition of a lock producer, assuming such acquisition occurred at the beginning of 1999, is not material. Discontinued operations represent additional consideration received by the Company in 1999 related to the 1997 disposal of its fast food operations. See also Note 12.

Note 4 -       Accounts and other receivables:

                                                             December 31,
                                                        1999             2000
                                                        ----             ----
                                                           (In thousands)

Accounts receivable ..........................       $ 192,233        $ 186,887
Notes receivable .............................           3,991            1,740
Accrued interest .............................             205              272
Allowance for doubtful accounts ..............          (6,213)          (5,908)
                                                     ---------        ---------

                                                     $ 190,216        $ 182,991

Note 5 -       Marketable securities:

                                                              December 31,
                                                          1999            2000
                                                          ----            ----
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          91,825          97,108
Other common stocks ............................           4,537             898
                                                        --------        --------

                                                        $266,362        $268,006

        Amalgamated. Prior to 1998, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 1998 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 10.

        The Company and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the "base" level), with a preferential 95% going to the Company. To the extent the LLC's distributions are below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until such shortfall is recovered. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC, including amounts discussed in Note 8. The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River.

         The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. Through December 31, 2000, the Company's cumulative distributions from the LLC had not fallen below the specified levels, as amended. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan unless the Company and Snake River's third-party lender otherwise mutually agree.

        Beginning in 2000, Snake River has agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements among the Company, Snake River and the LLC made in 2000, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2000, Snake River and the LLC maintained the minimum required levels of cash flows to the Company.

        The Company reports the cash distributions received from the LLC as divided income. See Note 11. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. In estimating fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

        Halliburton. At December 31, 2000, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $36.25 per share, or an aggregate market value of $97 million (1999:
2.7 million shares at a cost of $22 million with a quoted market price of $40.25 per share, or an aggregate market value of $108 million). Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 10. The Halliburton shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly Halliburton dividend on the escrowed Halliburton shares. Prior to the 1998 merger of Halliburton and Dresser Industries, Inc., in which each share of Dresser common stock was exchanged for one share of Halliburton common stock, Valhi held Dresser shares. During 1998, 1999 and 2000, certain LYON holders exchanged their LYONs for 385,000, 7,000 and 5,000 Halliburton/Dresser shares, respectively. Halliburton provides services and products to customers in the oil and gas industry, and provides engineering and construction services for commercial, industrial and governmental customers. Halliburton (NYSE: HAL) files periodic reports with the SEC.

         Other. The aggregate cost of other available-for-sale securities is approximately $2.3 million at December 31, 2000 (December 31, 1999 - $8.5 million). See Note 11.

Note 6 -       Inventories:

                                                               December 31,
                                                         1999             2000
                                                         ----             ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,861         $ 66,061
  Component products .........................            9,038           11,866
                                                       --------         --------
                                                         63,899           77,927
                                                       --------         --------

In process products:
  Chemicals ..................................            8,065            7,117
  Component products .........................            8,669           11,454
                                                       --------         --------
                                                         16,734           18,571
                                                       --------         --------

Finished products:
  Chemicals ..................................          100,973          107,895
  Component products .........................            9,898           12,811
                                                       --------         --------
                                                        110,871          120,706
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,114           25,790
                                                       --------         --------

                                                       $219,618         $242,994

Note 7 -       Investment in affiliates:

                                                              December 31,
                                                          1999            2000
                                                          ----            ----
                                                              (In thousands)

Ti02 manufacturing joint venture ...............        $157,552        $150,002
Titanium Metals Corporation ....................          85,772          72,655
Other joint ventures ...........................          13,658          13,134
                                                        --------        --------

                                                        $256,982        $235,791

        TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and another Ti02 producer are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. KLA and the other Ti02 producer are each required to purchase one-half of the TiO2 produced by LPC. The manufacturing joint venture operates on a break-even basis, and consequently the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any.

        LPC's net sales aggregated $180.3 million, $171.6 million and $185.9 million in 1998, 1999 and 2000, respectively, of which $90.4 million, $85.3 million and $92.5 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

        At December 31, 2000, LPC reported total assets and partners' equity of $321.0 million and $302.2 million, respectively (1999 - $335.6 million and $317.3 million, respectively). Over 80% of LPC's assets at December 31, 1999 and 2000 are comprised of property and equipment; the remainder of LPC's assets is comprised principally of inventories, receivables from its partners and cash and cash equivalents. LPC's liabilities at December 31, 1999 and 2000 are comprised primarily of trade payables and accruals.

        Titanium Metals Corporation. TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of titanium mill products for aerospace, industrial and other applications with production facilities located in the U.S. and Europe. At December 31, 2000, the Company held 12.3 million shares of TIMET with a quoted market price of $6.75 per share, or an aggregate market value of $83 million (1999 - 12.3 million shares with a quoted market price of $4.50 per share, or an aggregate market value of $55 million).

        At December 31, 2000, TIMET reported total assets of $759.1 million and stockholders' equity of $357.5 million (1999 - $883.1 million and $408.1 million, respectively). TIMET's total assets at December 31, 2000 include current assets of $248.2 million, property and equipment of $302.1 million and goodwill and other intangible assets of $62.6 million (1999 - $342.6 million, $333.4 million and $71.1 million, respectively). TIMET's total liabilities at December 31, 2000 include current liabilities of $115.8 million, long-term debt of $19.0 million, accrued OPEB costs of $18.2 million and convertible preferred securities of $201.3 million (1999 - $194.4 million, $22.4 million, $20.0 million and $201.3 million, respectively). During 2000, TIMET reported net sales of $426.8 million, an operating loss of $41.7 million and a net loss of $38.9 million.

         Tremont Corporation. The Company commenced reporting equity in earnings of Tremont in the third quarter of 1998. Effective December 31, 1999, the Company commenced consolidating Tremont's balance sheet, and the Company commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. See Note 3.

         For the six months ended December 31, 1998, Tremont reported income before extraordinary items of $18.7 million, comprised principally of equity in earnings of TIMET ($4.3 million) and NL ($7.6 million) and an income tax benefit of $6.1 million. For the year ended December 31, 1999, Tremont reported a net loss of $28.2 million, comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income benefit of $18.9 million. The Company's equity in losses of Tremont in 1999 included a $50.0 million impairment provision for an other than temporary decline in the value of TIMET.

        Waste Control Specialists LLC. The Company commenced consolidating Waste Control Specialists' balance sheet at June 30, 1999, and commenced consolidating its results of operations and cash flows in the third quarter of 1999. For periods prior to consolidation, Waste Control Specialists reported net losses of $15.5 million in 1998 and $8.5 million in 1999, all of which accrued to Valhi for financial reporting purposes. Its net sales during the same periods were $11.9 million in 1998 and $8.3 million in 1999. See Note 3.

        Other. At December 31, 1999 and 2000, other joint ventures, held by TRECO LLC, a subsidiary of Tremont, are principally comprised of (i) a 32% interest in Basic Investments, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company L.P., which is actively engaged in efforts to develop certain real estate. Basic Investments owns an additional 50% interest in Landwell.

Note 8 -       Other noncurrent assets:

                                                              December 31,
                                                          1999             2000
                                                          ----             ----
                                                            (In thousands)
Loans and other receivables:
  Snake River Sugar Company:
    Principal ................................         $ 80,000         $ 80,000
    Interest .................................           11,984           17,526
  Other ......................................            7,259            4,754
                                                       --------         --------
                                                         99,243          102,280
  Less current portion .......................            3,991            1,740
                                                       --------         --------

  Noncurrent portion .........................         $ 95,252         $100,540
                                                       ========         ========

Other assets:
  Restricted cash investments ................         $  4,710         $ 22,897
  Intangible assets ..........................            6,979            5,945
  Deferred financing costs ...................            3,668            2,527
  Other ......................................           11,820           18,235
                                                       --------         --------

                                                       $ 27,177         $ 49,604
                                                       ========         ========

        Valhi's loan to Snake River, as amended, is subordinate to Snake River's third-party senior term loan and bears interest at a fixed rate of 6.49% (10.99% during 1998 and 12.99% during 1999 and the first three months of 2000), with all amounts due no later than 2010. Covenants contained in Snake River's third-party senior term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to its maturity in 2010. Such covenants allowed Snake River to pay interest debt services payments to Valhi of $2.9 million in 1998, $7.2 million in 1999 and $950,000 in 2000. The Company does not currently expect to receive any significant debt service payments from Snake River during 2001, and accordingly all accrued and unpaid interest has been classified as a noncurrent asset as of December 31, 2000. Under certain conditions, Valhi will be required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party senior term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged at December 31, 2000.

        The reduction of interest income resulting from the reduction in the interest rate on the $80 million loan from 12.99% to 6.49% effective April 1, 2000 will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability. If Snake River and the LLC do not maintain minimum specified levels of cash flow to the Company, the interest rate on the loan to Snake River would revert back to 12.99% retroactive to April 1, 2000. Through December 31, 2000, Snake River and the LLC maintained the minimum required levels of cash flows to the Company. See Note 5.

        During 2000, Snake River granted to Valhi a lien on substantially all of Snake River's assets to collateralize the $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior term loan.

Note 9 -       Accrued liabilities:

                                                               December 31,
                                                          1999              2000
                                                          ----              ----
                                                            (In thousands)
Current:
  Employee benefits ..........................         $ 45,674         $ 44,397
  Environmental costs ........................           48,891           56,323
  Interest ...................................            7,210            6,172
  Deferred income ............................            7,924            7,241
  Other ......................................           53,857           48,298
                                                       --------         --------

                                                       $163,556         $162,431
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 21,690         $ 22,424
  Employee benefits ..........................           11,403           11,893
  Deferred income ............................            9,573            5,453
  Other ......................................            2,498            1,285
                                                       --------         --------

                                                       $ 45,164         $ 41,055
                                                       ========         ========

Note 10 - Notes payable and long-term debt:

                                                               December 31,
                                                           1999            2000
                                                           ----            ----
                                                               (In thousands)

Notes payable - Kronos - bank credit agreements           $ 57,076      $ 70,039
                                                          ========      ========

Long-term debt:
  Valhi:
  Snake River Sugar Company ........................      $250,000      $250,000
  Liquid Yield Option Notes (LYONs) ................        91,825       100,333
  Bank credit facility .............................        21,000        31,000
  Other ............................................          --           2,880
                                                          --------      --------

                                                           362,825       384,213
                                                          --------      --------

Subsidiaries:
  NL Senior Secured Notes ..........................       244,000       194,000
  CompX bank credit facility .......................        20,000        39,000
  Waste Control Specialists bank term loan .........         4,304         5,311
  Valcor Senior Notes ..............................         2,431         2,431
  Other ............................................         3,625         4,683
                                                          --------      --------

                                                           274,360       245,425
                                                          --------      --------

                                                           637,185       629,638

Less current maturities ............................        27,846        34,284
                                                          --------      --------

                                                          $609,339      $595,354

        Valhi. Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Under certain conditions, up to $37.5 million principal amount of such loans may become recourse to Valhi. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Notes 5 and 8.

        The zero coupon Senior Secured LYONs due October 2007 ($185.6 million principal amount at maturity outstanding at December 31, 2000), were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi. See Note 5. During 1998, 1999 and 2000, holders representing $26.7 million, $483,000 and $336,000 principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares or Halliburton's predecessor, Dresser. The LYONs are redeemable, at the option of the holder, in October 2002 at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such date). Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option for cash equal to the issue price plus accrued OID through the redemption date. At December 31, 1999 and 2000, the net carrying value of the LYONs per $1,000 principal amount at maturity was $494 and $541 respectively, and the quoted market price of the LYONs was $573 and $605, respectively.

        Valhi has a $45 million revolving bank credit/letter of credit facility which matures in November 2001, bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 2000, $31 million was outstanding under this facility, consisting of $20 million of LIBOR-based borrowings (at an interest rate of 8.2%) and $11 million of prime-based borrowings (at an interest rate of 9.5%). At December 31, 2000, $13.5 million was available for borrowing under this facility.

        Other Valhi indebtedness consists of an unsecured $2.9 million note payable bearing interest at a fixed rate of interest of 6.2% and due in November 2002. Such note was issued in connection with Valhi's purchase of 90,000 shares of Tremont Corporation common stock from an officer of Tremont in 2000. See Note 17.

        NL Industries. NL's 11.75% Senior Secured Notes due 2003 are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the Senior Secured Notes (the "NL Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos. In the event of foreclosure, the Senior Secured noteholders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the Senior Secured Notes, as described above, is the functional economic equivalent to a full and unconditional guarantee by Kronos. The Senior Secured Notes are currently redeemable, at NL's option, at a redemption price of 101.5% of principal amount, declining to 100% after October 2001. In the event of an NL change of control, as defined, NL would be required to make an offer to purchase the Senior Secured Notes at 101% of the principal amount. The Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The quoted market price of the Senior Secured Notes per $1,000 principal amount was $1,037 and $1,010 at December 31, 1999 and 2000, respectively.

        During 1998, NL purchased (i) $6 million principal amount of its Senior Secured Notes at par value and (ii) the entire issue of its previously-outstanding 13% Senior Secured Discount Notes ($187.5 million principal amount at maturity) with premiums ranging between 1.25% and 6% in market transactions or pursuant to a tender offer. During 2000, NL redeemed $50 million principal amount of its Senior Secured Notes with the 1.5% premium.

        At December 31, 2000, notes payable consists of 51 million of euro-denominated short-term borrowings and 200 million of Norwegian Krona-denominated short-term borrowings (aggregating $70 million) which mature during 2001 and bear interest at rates ranging from 5.3% to 7.9% (1999 - 57 million of euro-denominated short-term borrowings at rates ranging from 3.0% to 4.3%). At December 31, 2000, NL had $16 million available for borrowing under non-U.S. credit facilities.

        Other indebtedness. CompX has a $100 million unsecured revolving bank credit facility which matures no later than 2003. Borrowings bear interest at the Eurodollar Rate plus between 17.5 and 90 basis points depending upon certain CompX financial ratios (6.7% at December 31, 2000). At December 31, 2000, $59 million was available for borrowing under this facility.

        Waste Control Specialists' bank term loan is due through 2004, bears interest at the greater of 12% or prime plus 3.75% (13.25% at December 31, 2000) and is collateralized by substantially all of Waste Control Specialists' assets. In February 2001, a wholly-owned subsidiary of Valhi purchased this indebtedness from the lender at par value, and such debt became payable to such Valhi subsidiary.

        Valcor's unsecured 9 5/8% Senior Notes due November 2003 are redeemable at the Company's option at par value. At December 31, 1999 and 2000, the quoted market price of the Valcor Notes was $1,005 and $982 per $1,000 principal amount, respectively.

        Aggregate maturities of long-term debt at December 31, 2000

Years ending December 31,                                Amount
                                                     (In thousands)

  2001                                                  $ 34,284
  2002                                                   122,111
  2003                                                   236,538
  2004                                                     4,299
  2005                                                        87
  2006 and thereafter                                    250,085
                                                        --------
                                                         647,404
Less unamortized OID on Valhi LYONs                       17,766
                                                        --------

                                                        $629,638

        The LYONs are reflected in the above table as due October 2002, the next date they are redeemable at the option of the holder, at the aggregate redemption price on such date of $118.1 million ($636.27 per $1,000 principal amount at maturity in October 2007).

        Restrictions. In addition to the NL Senior Secured Notes discussed above, other subsidiary credit agreements typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2000, the restricted net assets of consolidated subsidiaries approximated $587 million.

        At December 31, 2000, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $18.8 million.

Note 11 -      Other income, net:

                                                 Years ended December 31,
                                             1998          1999            2000
                                             ----          ----            ----
                                                       (In thousands)

Securities earnings:
  Dividends and interest ..............    $ 54,960     $  43,040     $  40,250
  Securities transactions, net ........       8,006           757            40
                                           --------     ---------     ---------
                                             62,966        43,797        40,290
Legal settlement gains, net ...........        --            --          69,465
Currency transactions, net ............       4,669         9,865         6,383
Noncompete agreement income ...........       3,667         4,000         4,000
Disposal of property and equipment ....        (570)         (635)       (1,178)
Other, net ............................      10,007        11,429         8,141
                                           --------     ---------     ---------

                                           $ 80,739     $  68,456     $ 127,101
                                           ========     =========     =========

        Interest and dividend income in 1998, 1999 and 2000 includes $18.4 million, $23.5 million and $22.7 million, respectively, of dividend distributions received from The Amalgamated Sugar Company LLC. See Note 5. Noncompete agreement income relates to NL's agreement not to compete discussed in Note 3 and is recognized in income ratably over the five-year noncompete period.

        Securities transactions in 2000 include a $5.6 million gain related to certain shares of common stock NL received pursuant to the demutualization of an insurance company from which NL had purchased certain policies. Such shares, valued by NL based upon the insurance company's initial public offering price of $14.25 per share, were placed by NL in a trust, the assets of which may only be used to pay for certain of NL's retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued OPEB costs. See Note 16. Securities transactions in 2000 also include a $5.7 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. Other securities transactions during the past three years relate principally to dispositions of a portion of the shares of Halliburton common stock (and its predecessor, Dresser) held by the Company when certain holders of the Company's LYONs debt obligation exercised their right to exchange their LYONs for such shares. See Notes 5 and 10.

        In 2000, NL recognized a $69.5 million net gain from legal settlements with certain of its former insurance carriers. The settlements resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. The gain is stated net of $3.1 million of commissions associated with the settlements. Proceeds from the settlements were transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. At December 31, 2000, restricted cash equivalents include $70 million held by such special purpose trusts.

Note 12 - Minority interest:

                                                             December 31,
                                                         1999              2000
                                                         ----              ----
                                                             (In thousands)
Minority interest in net assets:
NL Industries ..............................          $ 57,723          $ 66,761
Tremont Corporation ........................            81,451            34,235
CompX International ........................            53,487            49,003
Subsidiaries of NL .........................             3,903             6,279
Subsidiaries of Tremont ....................             4,159              --
Subsidiaries of CompX ......................               103              --
                                                      --------          --------

                                                      $200,826          $156,278

                                                Years ended December 31,
                                            1998            1999           2000
                                            ----            ----           ----
                                                     (In thousands)
Minority interest in net earnings (losses) - continuing operations:
NL Industries .....................      $ 64,900       $ 66,760       $ 30,869
Tremont Corporation ...............          --             --            2,091
CompX International ...............         7,402          9,013          7,810
Subsidiaries of NL ................            40          3,322          2,436
Subsidiaries of Tremont ...........          --             --              455
Subsidiaries of CompX .............          (165)          (103)            (3)
                                         --------       --------       --------

                                         $ 72,177       $ 78,992       $ 43,658
                                         ========       ========       ========

        Tremont Corporation. The Company commenced consolidating Tremont's balance sheet effective December 31, 1999, and commenced consolidating its results of operations effective January 1, 2000. Accordingly, the Company commenced reporting minority interest in Tremont's net earnings in 2000. See
Note 3.

        Prior to December 2000, Tremont owned 75% of TRECO LLC. TRECO owns Tremont's interest in certain joint ventures. See Note 7. In December 2000, TRECO acquired the 25% interest in TRECO previously held by the other owner for $2.5 million cash consideration, and TRECO became a wholly-owned subsidiary of Tremont.

        Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control
Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at December 31, 2000.

         Other. Minority interest in the extraordinary losses of NL was $4.4 million in 1998 and $162,000 in 2000. See Note 1.

Note 13 - Stockholders' equity:

                                                      Shares of common stock
                                             Issued     Treasury      Outstanding
                                                       (In thousands)

Balance at December 31, 1997 .........      125,333      (10,130)       115,203

Issued ...............................          188         --              188
Reacquired ...........................         --           (383)          (383)
Other ................................         --            (32)           (32)
                                            -------      -------       --------

Balance at December 31, 1998 .........      125,521      (10,545)       114,976

Issued ...............................           90         --               90
                                            -------      -------       --------

Balance at December 31, 1999 .........      125,611      (10,545)       115,066

Issued ...............................          119         --              119
Reacquired ...........................         --             (1)            (1)
Other ................................         --            (24)           (24)
                                            -------      -------       --------

Balance at December 31, 2000 .........      125,730      (10,570)       115,160
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

        In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 2000, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

        Valhi options. Valhi has an incentive stock option plan that provides for the discretionary grant of, among other things, qualified incentive stock options, nonqualified stock options, restricted common stock, stock awards and stock appreciation rights. Up to five million shares of Valhi common stock may be issued pursuant to this plan. Options are generally granted at a price not less than fair market value on the date of grant, generally vest ratably over a five-year period beginning one year from the date of grant and expire 10 years from the date of grant. Restricted stock, when granted, is generally forfeitable unless certain periods of employment are completed and held in escrow in the name of the grantee until the restriction period expires. No stock appreciation rights have been granted.

        Outstanding options at December 31, 2000 represent approximately 2% of Valhi's outstanding shares at that date and expire at various dates through 2010, with a weighted-average remaining term of 4 years. At December 31, 2000, options to purchase 1.8 million Valhi shares were exercisable at prices ranging from $5.21 to $12.06 per share, or an aggregate amount payable upon exercise of $11.5 million. Substantially all of such exercisable options are exercisable at various dates through 2009 at prices lower than the Company's December 31, 2000 market price of $11.50 per share. At December 31, 2000, options to purchase 398,000 shares are scheduled to become exercisable in 2001, and an aggregate of
4.1 million shares were available for future grants.

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                 per share amounts)

                              >
Outstanding at December 31, 1997                                      2,711           $ 4.76-$14.66       $17,654

Granted                                                                 380                    9.50         3,610
Exercised                                                              (188)            4.76-  8.00        (1,196)
Canceled                                                                 (2)                   4.76            (9)
                                                                     ------               ---------       -------

Outstanding at December 31, 1998                                      2,901             4.76- 14.66        20,059

Granted                                                                 323            12.00- 12.06         3,876
Exercised                                                               (87)            5.48-  9.50          (621)
Canceled                                                               (172)            6.56- 14.66        (2,500)
                                                                     ------            ------------       -------

Outstanding at December 31, 1999                                      2,965             4.76- 12.16        20,814

Granted                                                                 248            11.00- 11.06         2,728
Exercised                                                              (116)            4.76- 12.00          (848)
Canceled                                                               (415)            4.76- 12.16        (2,133)
                                                                     ------            ------------       -------

Outstanding at December 31, 2000                                      2,682           $ 5.21-$12.06       $20,561
                                                                     ======           =============       =======


        Stock option plans of subsidiaries and affiliates. NL, CompX, Tremont and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX, Tremont and TIMET at December 31, 2000 are summarized below.

                                                                               Amount
                                                         Exercise              payable
                                                         price per              upon
                                        Shares            share                exercise
                                                  (In thousands, except
                                                   per share amounts)

NL Industries                          1,604          $ 5.00-$21.97              $24,394
CompX                                    722           12.50- 20.00               13,781
Tremont                                  110            8.13- 56.50                1,470
TIMET                                  1,652            3.94- 35.31               32,022

        Other. The following pro forma information, required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair values of Valhi options granted during 1998, 1999 and 2000 were $4.49, $5.96 and $5.43 per share, respectively. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 39% to 42%, risk-free rates of return of 5.9% to 6.8%, dividend yields of 1.7% to 2.1% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

         Had the Company, NL, CompX, Tremont and TIMET each elected to account for their respective stock-based employee compensation for all awards granted subsequent to January 1, 1995 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $2.9 million, $3.6 million and $3.8 million in 1998, 1999 and 2000, respectively, or $.03, $.03 and $.04 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 14 - Financial instruments:

                                                                                     December 31,
                                                                                1999                  2000
                                                                       -------------------    ------------
                                                                       Carrying      Fair     Carrying     Fair
                                                                        amount      Value       amount     value
                                                                                     (In millions)

Cash, cash equivalents and restricted cash                              $175.0     $  175.0     $227.2    $  227.2

Marketable securities (available-for-sale)                              $266.4     $  282.5     $268.0    $  268.0

Loan to Snake River Sugar Company                                       $ 80.0     $   80.4     $ 80.0    $   86.4

Notes payable and long-term debt (excluding capitalized leases): Publicly-traded fixed rate debt:
    Valhi LYONs                                                         $ 91.8     $  106.5     $100.3    $  112.3
    NL Senior Secured Notes                                              244.0        253.2      194.0       195.9
    Valcor Senior Notes                                                    2.4          2.4        2.4         2.4
  Snake River Sugar Company loans                                        250.0        250.0      250.0       250.0
  Other fixed-rate debt                                                    2.7          2.7        4.1         4.1
  Variable rate debt                                                     102.9        102.9      148.6       148.6

Minority interest in:
  NL common stock                                                       $ 57.7     $  164.5     $ 66.8    $  235.3
  CompX common stock                                                      53.5        106.1       49.0        44.6
  Tremont common stock                                                    81.5         47.7       34.2        33.9

Valhi common stockholders' equity                                       $589.4     $1,208.2     $628.2    $1,324.3

        The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, CompX and Tremont and Valhi's common stockholders' equity are all based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10.

        The estimated fair values of CompX's currency forward contracts at December 31, 1999 and 2000 are insignificant. See Note 1.

Note 15 - Income taxes:

                                                        Years ended December 31,
                                                      1998       1999      2000
                                                      ----       ----      ----
                                                            (In millions)
Components of pre-tax income:
  United States:
    Contran Tax Group ............................   $ 25.7    $(14.2)   $(20.7)
    NL tax group .................................    400.2      22.9      72.5
    CompX tax group ..............................      8.9      14.0       7.6
    Tremont tax group/Equity in Tremont ..........      7.4     (48.7)    (10.5)
                                                     ------    ------    ------
                                                      442.2     (26.0)     48.9
  Non-U.S. subsidiaries ..........................     48.0      81.1     166.3
                                                     ------    ------    ------

                                                     $490.2    $ 55.1    $215.2
                                                     ======    ======    ======

Expected tax expense, at U.S. federal
 statutory income tax rate of 35% ................   $171.6    $ 19.3    $ 75.3
Non-U.S. tax rates ...............................       .4       (.6)     (7.1)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies .......................................     79.3      15.7      17.8
Change in NL's and Tremont's deferred income
 tax valuation allowance, net ....................    (57.3)    (93.4)       .7
Resolution of German income tax audits ...........     --       (36.5)     (5.5)
Change in German income tax law ..................     --        24.1       4.4
U.S. state income taxes, net .....................      7.7       (.9)      2.1
No tax benefit for goodwill amortization .........     12.6       4.1       5.4
Excess of tax basis over book basis of the
 common stock of foreign subsidiaries sold .......    (14.5)     --        --
Refund of prior-year dividend withholding taxes ..     (8.2)     --        --
Other, net .......................................       .6      (3.1)      1.3
                                                     ------    ------    ------

                                                     $192.2    $(71.3)   $ 94.4
                                                     ======    ======    ======

Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state .......................   $ 25.7    $(11.1)   $ (3.0)
    Non-U.S ......................................     23.4      32.6      54.5
                                                     ------    ------    ------
                                                       49.1      21.5      51.5
                                                     ------    ------    ------
  Deferred income taxes (benefit):
    U.S. federal and state .......................    149.8     (48.7)     40.0
    Non-U.S ......................................     (6.7)    (44.1)      2.9
                                                     ------    ------    ------
                                                      143.1     (92.8)     42.9
                                                     ------    ------    ------

                                                     $192.2    $(71.3)   $ 94.4
                                                     ======    ======    ======

Comprehensive provision for income
 taxes (benefit) allocable to:
  Continuing operations ..........................   $192.2    $(71.3)   $ 94.4
  Discontinued operations ........................     --        --        --
  Extraordinary item .............................     (6.4)     --         (.5)
  Other comprehensive income:
    Marketable securities ........................     (3.0)      2.0       3.9
    Currency translation .........................       .6     (10.7)    (14.9)
    Pension liabilities ..........................      (.1)     (1.9)       .8
                                                     ------    ------    ------

                                                     $183.3    $(81.9)   $ 83.7
                                                     ======    ======    ======

        The components of the net deferred tax liability at December 31, 1999 and 2000, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 1999 and 2000, 94% and 98%, respectively, of the deferred tax valuation allowance relates to NL tax jurisdictions, principally Germany, and substantially all of the remainder relates to Tremont's U.S. tax jurisdictions.


                                                                                     December 31,
                                                                              1999                    2000
                                                                     --------------------    -------------
                                                                     Assets   Liabilities    Assets   Liabilities
                                                                                    (In millions)
Tax effect of temporary differences related to:
  Inventories                                                       $   4.2     $   (2.7)   $   4.3      $  (3.2)
  Marketable securities                                                -           (93.4)      -           (84.8)
  Mining properties                                                    -            (1.8)      -            (1.4)
  Property and equipment                                               96.8       (106.2)      62.1        (99.4)
  Accrued OPEB costs                                                   22.7        -           21.1         -
  Accrued environmental liabilities and
   other deductible differences                                        81.4        -           76.5         -
  Other taxable differences                                            -          (134.3)      -          (165.0)
  Investments in subsidiaries and affiliates not
   members of the Contran Tax Group                                    26.6        (48.3)       7.5        (29.0)
  Tax loss and tax credit carryforwards                               152.9         -         126.2         -
Valuation allowance                                                  (248.0)        -        (195.0)        -
                                                                    -------     --------    -------      ----
    Adjusted gross deferred tax assets (liabilities)                  136.6       (386.7)     102.7       (382.8)
Netting of items by tax jurisdiction                                 (119.6)       119.6      (86.5)        86.5
                                                                    -------     --------    -------      -------
                                                                       17.0       (267.1)      16.2       (296.3)
Less net current deferred tax asset (liability)                        14.3          (.3)      14.2         (1.9)
                                                                    -------     --------    -------      -------

    Net noncurrent deferred tax asset (liability)                   $   2.7     $ (266.8)   $   2.0      $(294.4)
                                                                    =======     ========    =======      =======


                                                                               Years ended December 31,
                                                                           1998           1999          2000
                                                                           ----           ----          ----
                                                                                     (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
   recognition criteria                                                  $  7.0        $  1.6        $  3.3
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                            (64.3)        (95.0)         (2.6)
  Change in German tax law                                                  -            24.1           -
  Foreign currency translation                                              6.9         (14.7)        (15.7)
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax planning
   strategies                                                              (3.7)        183.1         (25.0)
  Consolidation of Tremont Corporation:
    For financial reporting purposes                                        -            13.6           -
    For income tax purposes                                                 -             -          (12.1)
  Other, net                                                                -              .8           (.9)
                                                                         ------        ------        ------

                                                                         $(54.1)       $113.5        $(53.0)
                                                                         ======        ======        ======

         In 1999, NL recognized a $90 million non-cash income tax benefit related to (i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). The $54 million net reduction in NL's deferred income tax valuation allowance is comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and (ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change was effective January 1, 1999 and resulted in an increase in NL's current income tax expense.

         A reduction German "base" income tax rate from 30% to 25% was enacted in October 2000 to be effective January 1, 2001. This reduction in the German income tax rate resulted in a $4.4 million increase in the Company's income tax expense in 2000 because the Company has recognized a net deferred income tax asset with respect to Germany. The Company does not expect its future current income tax expense will be effected by the change in German tax rates.

        Certain of the Company's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. For example, NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including interest, of NOK 38 million ($4 million at December 31, 2000) relating to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment. In February 2001, the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities, and NL has appealed the case to the Norwegian Supreme Court. NL believes the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien for both the 1994 and 1996 tax assessments on its Norwegian Ti02 plant in favor of the Norwegian tax authorities.

        NL has also received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately BEF 13 million ($12 million). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit.

        Tremont has received a tax assessment from the U.S. federal tax authorities proposing tax deficiencies of $8.3 million. Tremont is appealing the proposed deficiencies and believes they are substantially without merit.

        No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

        At December 31, 2000, (i) NL had approximately $315 million of German income tax loss carryforwards with no expiration date and $3 million of U.S. net operating loss carryforwards which expire in 2019, (ii) Tremont had $9.7 million of U.S. net operating loss carryforwards expiring in 2018 through 2020 and $.7 million of alternative minimum tax credit carryforwards with no expiration date and (iii) CompX had $.7 million of foreign tax credit carryforwards which expire in 2001 and $8.4 million of U.S. net operating loss carryforwards expiring in 2007 through 2018 which may only be used to offset future taxable income of an acquired subsidiary and which are limited in utilization to approximately $400,000 per year. During 1999, CompX utilized $300,000 of such net operating loss carryforwards to reduce its current U.S. taxable income (nil in 1998 and 2000). In addition, NL utilized $13 million of alternative minimum tax credit carryforwards in 1998 to reduce its current year U.S. federal income tax expense.

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

                                                        Years ended December 31,
                                                           1999          2000
                                                           ----          ----
                                                             (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year .......   $ 328,851    $ 291,686
  Service cost .......................................       4,316        4,368
  Interest ...........................................      18,329       17,297
  Participant contributions ..........................         939        1,027
  Business unit acquired .............................       2,366         --
  Actuarial losses (gains) ...........................     (18,640)       1,890
  Change in foreign exchange rates ...................     (26,578)     (16,209)
  Benefits paid ......................................     (17,897)     (18,519)
                                                         ---------    ---------

      Benefit obligations at end of the year .........   $ 291,686    $ 281,540
                                                         =========    =========

Change in plan assets:
  Fair value of plan assets at beginning of the year .   $ 246,947    $ 244,555
  Actual return on plan assets .......................      21,670       13,866
  Employer contributions .............................      11,375       16,620
  Participant contributions ..........................         997        1,078
  Business unit acquired .............................         977         --
  Change in foreign exchange rates ...................     (19,514)     (14,387)
  Benefits paid ......................................     (17,897)     (18,519)
                                                         ---------    ---------

      Fair value of plan assets at end of year .......   $ 244,555    $ 243,213
                                                         =========    =========

Funded status at year-end:
  Plan assets less than PBO ..........................   $ (47,131)   $ (38,327)
  Unrecognized actuarial loss ........................      28,410       32,374
  Unrecognized prior service cost ....................       2,412        1,948
  Unrecognized net transition obligations ............         518          788
                                                         ---------    ---------

                                                         $ (15,791)   $  (3,217)
                                                         =========    =========

Amounts recognized in the balance sheet:
  Prepaid pension costs ..............................   $  23,271    $  22,789
  Accrued pension costs:
    Current ..........................................      (9,079)      (6,356)
    Noncurrent .......................................     (39,612)     (26,697)
  Accumulated other comprehensive income .............       9,629        7,047
                                                         ---------    ---------

                                                         $ (15,791)   $  (3,217)
                                                         =========    =========

                                                                      December 31,
                                                               -------------------------
                                                         1998              1999                2000
                                                         ----              ----                ----

Discount rate                                           5.5% - 8.5%     4%   - 7.5%          4% - 7.8%
Rate of increase in future
 compensation levels                                    2.5% - 6%       2.5% - 4.5%          3% - 4.5%
Long-term rate of return on assets                      6%   - 10%      4%   - 10%           4% - 10%


                                                     Years ended December 31,
                                                  1998       1999         2000
                                                  ----       ----         ----
                                                          (In thousands)

Net periodic pension cost:
Service cost benefits ......................   $  4,008    $  4,316    $  4,368
Interest cost on PBO .......................     15,941      18,329      17,297
Expected return on plan assets .............    (15,467)    (18,120)    (17,832)
Amortization of prior service cost .........        352         287         258
Amortization of net transition obligations .        225         580         532
Recognized actuarial losses ................        334       1,328         369
                                               --------    --------    --------

                                               $  5,393    $  6,720    $  4,992
                                               ========    ========    ========

        The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of fair value of plan assets were $218.4 million, $196.6 million and $172.8 million, respectively, at December 31, 2000 (1999 - $225.7 million, $194.7 million and $172 million, respectively). At December 31, 1999 and 2000, approximately 65% of such unfunded amount relates to NL's non-U.S. plans, and most of the remainder relates to certain of NL's U.S. plans.

        Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $2.5 million in 1998, $2.8 million in 1999 and $3.4 million in 2000.

        Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. At December 31, 1999 and 2000, 64% and 60%, respectively, of the Company's aggregate accrued OPEB costs relates to NL, and substantially all of the remainder relates to Tremont. The gain on disposal of NL's specialty chemicals business unit in 1998 includes a $3.2 million curtailment gain. See
Note 3.

        The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2000, the expected rate of increase in future health care costs is about 8% in 2001, declining to rates of about 6% in 2016 and thereafter. If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.2 million (decreased by $.2 million) in 2000, and the actuarial present value of accumulated OPEB obligations at December 31, 2000 would have increased by $2.6 million (decreased by $2.4 million).

                                                           Years ended December 31,
                                                             1999         2000
                                                             ----         ----
                                                               (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year .................   $ 34,137    $ 54,410
  Service cost .........................................         40          84
  Interest cost ........................................      2,069       3,828
  Actuarial losses .....................................      5,714       1,423
  Change in foreign exchange rates .....................        113         (67)
  Benefits paid ........................................     (4,394)     (5,736)
  Consolidation of Tremont .............................     16,731        --
                                                           --------    --------

  Obligations at end of the year .......................   $ 54,410    $ 53,942
                                                           ========    ========

Change in plan assets:
  Fair value of plan assets at beginning of the year ...   $  6,365    $  5,968
  Actual return on plan assets .........................        206       2,705
  Employer contributions ...............................      3,791       8,905
  Benefits paid ........................................     (4,394)     (5,736)
                                                           --------    --------

  Fair value of plan assets and end of the year ........   $  5,968    $ 11,842
                                                           ========    ========

Funded status at year-end:
  Plan assets less than benefit obligations ............   $(48,442)   $(42,100)
  Unrecognized net actuarial gain ......................     (2,055)     (2,676)
  Unrecognized prior service credit ....................    (14,583)    (12,067)
                                                           --------    --------

                                                           $(65,080)   $(56,843)
                                                           ========    ========

Amounts recognized in the balance sheet -
 accrued OPEB costs:
  Current ..............................................   $ (6,324)   $ (6,219)
  Noncurrent ...........................................    (58,756)    (50,624)
                                                           --------    --------

                                                           $(65,080)   $(56,843)
                                                           ========    ========



                                                     Years ended December 31,
                                                  1998         1999        2000
                                                  ----         ----        ----
                                                          (In thousands)

Net periodic OPEB cost (credit):
Service cost ...............................    $    43     $    40     $    84
Interest cost ..............................      2,393       2,069       3,828
Expected return on plan assets .............       (583)       (526)       (521)
Amortization of prior service credit .......     (2,075)     (2,075)     (2,516)
Recognized actuarial losses (gains) ........       (811)       (573)         24
                                                -------     -------     -------

                                                $(1,033)    $(1,065)    $   899
                                                =======     =======     =======



                                                                     December 31,
                                                           1998     1999               2000
                                                           ----     ----               ----

Discount rate                                              6.5%        7.5%         7.25%-7.3%
Rate of increase in future
 compensation levels                                       6%     nil - 6             nil  -6%
Long-term rate of return on assets                         9%     nil - 9             nil  -7.7%

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

        Receivables from and payables to affiliates are summarized in the table below.


                                                                December 31,
                                                             1999           2000
                                                             ----           ----
                                                               (In thousands)

Receivables from affiliates:
Income taxes receivable from Contran ..............         $13,124         $--
TIMET .............................................             907          599
Other .............................................             575          286
                                                            -------         ----

                                                            $14,606         $885
                                                            =======         ====

Payables to affiliates:
  Demand loan from Contran:
  Tremont Corporation ..........................            $13,743      $13,403
  Valhi ........................................              2,282        8,000
Income taxes payable to Contran ................               --          1,666
Louisiana Pigment Company ......................              8,381        8,710
Other ..........................................                860          263
                                                            -------      -------

                                                         $25,266         $32,042

        Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 7). Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 7.

        In February 1998, Valhi entered into a $120 million revolving credit facility with Contran. Borrowings by Contran were collateralized by substantially all of Contran's assets and bore interest at the prime rate. In June 1998, Contran repaid in full all outstanding borrowings and the facility was canceled. In 1998, Tremont entered into a revolving advance agreement with Contran. Through December 31, 2000, Tremont had net borrowings of $13.4 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Other loans are made between the Company and related parties, including Contran, pursuant to term and demand notes, principally for cash management purposes. Related party loans generally bear interest at rates related to credit agreements with unrelated parties. Interest income on loans to related parties was $3.3 million in 1998, nil in 1999 and $.3 million in 2000. Related party interest expense was $.1 million in 1998, $.5 million in 1999 and $1.3 million in 2000.

        Under the terms of intercorporate services agreements ("ISAs") with Contran, Contran provides certain management, administrative and aircraft maintenance services to the Company, and the Company provides various administrative and other services to Contran, on a fee basis. The net ISA fees charged by Contran to the Company (including amounts charged to NL and the Company's proportional share of amounts charged to Tremont subsequent to June 30, 1998) were approximately $1 million in 1998, $1.5 million in 1999 and $2.6 million in 2000. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis. Certain subsidiaries and affiliates of the Company are also parties to similar ISA agreements among themselves.

        NL and Tall Pines Insurance Company, a wholly-owned insurance subsidiary of Tremont, are parties to an Insurance Sharing Agreement with respect to certain loss payments and reserves established by Tall Pines that (i) arise out of claims against other entities for which NL is responsible and (ii) are subject to payment by Tall Pines under certain reinsurance contracts. Also, Tall Pines will credit NL with respect to certain underwriting profits or credit recoveries that Tall Pines receives from independent reinsurers that relate to retained liabilities. In 1999, NL collateralized certain letters of credit issued on behalf of Tall Pines with $9.7 million of NL's cash.

        Certain of the Company's insurance coverages that were reinsured in 1998, 1999 and 2000 were arranged for and brokered by EWI Re, Inc. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such son-in-law provides advisory services to EWI as requested by EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

        During 1998, Valhi purchased (i) 136,780 shares of NL common stock from officers of NL for an aggregate of $2.8 million and (ii) 12,200 shares of Tremont common stock from a former officer of Tremont for an aggregate of $610,000. During 2000, (i) Valhi purchased 90,000 shares of Tremont common stock from an officer of Tremont for $2.9 million and 1,700 shares of its common stock from an employee of Valhi for $19,000 and (ii) NL purchased 414,000 shares of its common stock from officers and directors of NL for an aggregate of $9.4 million. See Notes 3 and 10. Such purchases were at market prices on the respective dates of purchase.

        COAM Company is a partnership, formed prior to 1993, which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas (the "University") to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2000, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $2.8 million over the next four years and the Cancer Research Agreement, as amended, provides for funds of up to $11.6 million over the next ten years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of 1999 and 2000 and were $1.3 million in 1998. The Company does not currently expect it will make any capital contributions to COAM in 2001.

        Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, has agreed to provide certain research, laboratory and quality control services to The Amalgamated Sugar Company LLC. The agreement also grants The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $824,000 in 1998, $779,000 in 1999 and $764,000 in 2000. The Amalgamated Sugar
Company LLC has also agreed to provide certain administrative services to the subsidiary, and the cost of such services is netted against the agreed-upon research and development services fee.

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

        The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages; some are on appeal.

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

        Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named a potentially responsible party ("PRP") pursuant to CERCLA in approximately 75 governmental and private actions associated with hazardous waste sites and former mining locations, certain of which are on the U.S. EPA's Superfund National Priorities List. These actions seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. While NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who are also jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 2000, NL had accrued $110 million for those environmental matters which are reasonably estimable. It is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million.

        At December 31, 2000, Tremont had accrued approximately $6 million for environmental cleanup matters, principally related to one site in Arkansas. Tremont believes it is only one of a number of apparently solvent PRPs that would ultimately share in any cleanup costs for this site.

        At December 31, 2000, TIMET had accrued approximately $4 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

        The Company has also accrued approximately $6 million at December 31, 2000 in respect of other environmental cleanup matters, principally related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

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

         In March 1997, NL was served with a complaint filed in the Fifth Judicial District Court of Cass County, Texas (Ernest Hughes, et al. v.
Owens-Corning Fiberglass Corporation, et al., No. 97-C-051) on behalf of approximately 4,000 plaintiffs and their spouses alleging injury due to exposure to asbestos, and seeking compensatory and punitive damages. NL has filed an answer denying the material allegations. The case has been inactive since 1998. NL is a defendant in various other asbestos cases pending in Ohio, Indiana and West Virginia on behalf of approximately 4,600 personal injury claimants.

         In February 1999, and October 2000, NL was served with complaints in Cosey, et al. v. Bullard, et al., No. 95-0069, and Pierce, et al. v. GAF, et al., filed in the Circuit Court of Jefferson County, Mississippi, on behalf of approximately 1,600 and 275 plaintiffs, respectively, alleging injury due to exposure to asbestos and/or silica and seeking compensatory and punitive damages. NL has filed answers in both cases denying the material allegations of the complaint. The Cosey Case was removed to federal court and has been transferred to the U.S. District Court for the Eastern District of Pennsylvania for consolidated proceedings.

        In December 1997, a complaint was filed in the United States District Court for the Northern District of Illinois against the Company (Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al., No. 97 C 8746). The complaint, as amended, alleges certain technology used by The Amalgamated Sugar Company LLC in its manufacturing processes infringes a certain patent of Finnsugar and seeks, among other things, unspecified damages. The technology is owned by Amalgamated Research and licensed to, among others, the LLC. Both Amalgamated Research and the LLC are defendants in the action. Defendants have answered the complaint denying infringement, and have filed a counterclaim seeking to have Finnsugar's patent declared invalid and unenforceable. Discovery on the liability portion of both plaintiff's and defendants' claims has been completed. If such pending summary judgment motions do not resolve the matter, a brief period of additional discovery will occur. Plaintiff and defendants have each filed summary judgment motions which are pending before the court. The Company believes, and understands the LLC believes, that the complaint is without merit and that the Company's technology does not violate Finnsugar's patent. The Company intends, and understands that the LLC intends, to defend against this action vigorously.

         In 1997, Waste Control Specialists filed a complaint in the Texas State District Court, 109th Judicial District Court, of Andrews County, Texas (the "Texas Action") against Envirocare of Utah (Waste Control Specialists LLC vs. Envirocare of Texas, Inc., et al, No. 14,580). The complaint alleged, among other things, that defendants tortuously interfered with Waste Control Specialists' permitting efforts that would allow Waste Control Specialists to treat and dispose of low-level and mixed radioactive wastes. The complaint sought unspecified damages. Defendants sought to have the case removed to U.S. Federal Court, and several years were spent litigating the proper venue. In January 2000, the case was ultimately remanded back to Texas State District Court, and a trial was scheduled to commence late in November 2000. In April 2000, a complaint was filed in the United States District Court, District of Utah, Central Division (the "Federal Action") against Waste Control Specialists (Envirocare of Utah, Inc., et al. v. Waste Control Specialists LLC, et al., No. 2-00CV-0324J). This complaint alleged, among other things, that the defendants, individually and in concert, published defamatory and disparaging statements regarding the plaintiffs and engaged in other conduct causing injury to the plaintiffs in Utah. This complaint sought unspecified damages for defamation per se, defamation, false light invasion of privacy, injurious falsehood and tortuous interference with current and prospective economic advantage. Defendants' motions to dismiss pursuant to Rule 12(b)(6) were denied by the Utah court, and in August 2000 the defendants filed an answer denying all of the allegations. In November 2000, Envirocare and Waste Control Specialists reached a settlement in principle, and in January 2001 the parties entered into definitive agreements, whereby, among other things, (i) Waste Control Specialists agreed to dismiss with prejudice the Texas Action against Envirocare, (ii) Envirocare agreed to dismiss with prejudice the Federal Action against Waste Control Specialists, (iii) Waste Control Specialists agreed to purchase certain land in Texas owned by Envirocare of Texas for appraised value and also agreed to purchase from Envirocare of Texas an option on certain other land in Texas for $15,000 and (iv) Envirocare made a cash payment to Waste Control Specialists which, net of Waste Control Specialists' attorney fees, aggregated approximately $20 million. Waste Control Specialists will report a $20 million litigation settlement gain in the first quarter of 2001 related to this settlement. In February 2001, Waste Control Specialists purchased the land in Texas from Envirocare of Texas for cash in an amount equal to the appraised value of $89,000.

         In August and September 2000, NL and one of its subsidiaries, NLO, Inc., were named as defendants in each of the four lawsuits listed below that were filed in federal court in the Western District of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous
Diffusion Plant ("PGDP"). With respect to each of the four cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has done in several previous cases relating to management of the FMPC. NL has so advised the DOE. Answers in the four cases have not been filed, and NL and NLO intend to deny all allegations of wrongdoing and to defend the cases vigorously. NL and NLO have moved to dismiss Ranier I.

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

       In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint alleges that several female employees at TIMET's Nevada plant were the subject of sexual harassment. TIMET intends to vigorously defend this action, but in any event TIMET does not presently anticipate that any adverse outcome in this case would be material to its consolidated financial position, results of operations or liquidity.

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

       Concentrations of credit risk. Sales of TiO2 accounted for substantially all of NL's sales during the past three years. TiO2 is sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers, none of which individually represents a significant portion of NL's sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 37% attributable to North America, and the ten largest customers accounted for about one-fourth of chemicals sales.

        Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2000, the ten largest customers accounted for approximately 35% of component products sales (1999 - 33%; 1998 -40%).

        At December 31, 2000, consolidated cash, cash equivalents and restricted cash includes $159 million invested in U.S. Treasury securities purchased under short-term agreements to resell (1999 - $78 million), of which $67 million are held in trust for the Company by a single U.S. bank (1999 - $58 million).

        Capital expenditures. At December 31, 2000 the estimated cost to complete capital projects in process approximated $21 million, of which $16 million relates to NL's TiO2 facilities and the remainder relates to CompX.

        Royalties. Royalty expense, which relates principally to the volume of certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement, approximated $1.1 million in each of 1998, 1999 and 2000.

        Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2003. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $155 million.

         TIMET has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET is intended to be the major supplier of titanium products to these customers. The agreements are intended to provide for minimum market shares of the customer's titanium requirements (generally at least 70%) for approximately 10-year periods. The agreements generally provide for fixed or formula-determined prices, at least for the first five years. With respect to TIMET's contract with Boeing, although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders was significantly below the contractual volume requirements for those years. Boeing informed TIMET in 1999 that it was unwilling to commit to the contract beyond the year 2000. TIMET presently expects to receive less than the minimum contractual order volumes from Boeing in 2001. In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages TIMET believes are in excess of $600 million for Boeing's breach of the contract and a declaration from the court of TIMET's right under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. TIMET believes such counterclaims are without merit and intends to vigorously defend against such claims. Discovery is proceeding, and a court date has currently been set for January 2002. TIMET continues to have discussions with Boeing about possible settlement of the matter. There can be no assurance that TIMET will achieve a favorable outcome to this litigation.

        TIMET also has a long-term arrangement for the purchase of titanium sponge. The contract is effective through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004), and provides for annual purchases by TIMET of 6,000 to 10,000 metric tons. The parties agreed to reduced minimums of 1,000 metric tons for 2000 and 3,000 metric tons for 2001. TIMET has no other long-term supply agreements.

        Waste Control Specialists has agreed to pay two separate consultants fees for performing certain services based on specified percentages of certain of Waste Control Specialist's revenues. One such agreement currently provides for a security interest in Waste Control Specialists' facility in West Texas to collateralize Waste Control Specialists' obligation under that agreement, which is limited to $18.4 million. A third similar agreement, under which Waste Control Specialists was obligated to pay up to $10 million to another independent consultant, was terminated during 2000. Expense related to all of these agreements was not significant during the past three years.

        Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility. The Company also leases various other manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to the Company's consolidated business segments charged to continuing operations approximated $8 million in 1998, $10 million in 1999 and $11 million in 2000. At December 31, 2000, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                                 Amount
                                                                      (In thousands)

  2001                                                                   $ 5,087
  2002                                                                     4,080
  2003                                                                     3,252
  2004                                                                     1,791
  2005                                                                     1,180
  2006 and thereafter                                                     18,906
                                                                         -------

                                                                         $34,296

        Third-party indemnification. Amalgamated Research licenses certain of its technology to third parties. With respect to such technology licensed to two customers, Amalgamated Research has indemnified such customers for up to an aggregate of $1.75 million against any damages they might incur resulting from any claims for infringement of the Finnsugar patents discussed above. During 2000, Finnsugar filed a complaint against one of such customers in the U.S. District Court for the Eastern District of Michigan alleging that the technology licensed to such customer by the Company infringes certain of Finnsugar's patents (Finnsugar Bioproducts, Inc. v. The Monitor Sugar Company, Civil No. 00-10381). Amalgamated Research is not a party to this litigation. The Company denies such infringement, however the Company is providing defense costs to such customer under the terms of their indemnification agreement. Other than providing defense costs pursuant to the terms of the indemnification agreements, Amalgamated Research does not believe it will incur any losses as a result of providing such indemnification.

Note 19 -      Quarterly results of operations (unaudited):

                                                        Quarter ended
                                                       --------------
                                          March 31  June 30   Sept. 30   Dec. 31
                                          --------  -------   --------   -------
                                            (In millions, except per share data)

Year ended December 31, 1999
  Net sales ...........................   $ 256.8   $ 287.5   $ 303.3   $ 297.6
  Operating income ....................      35.5      48.9      38.3      41.9

  Income (loss) from continuing
   operations .........................   $   2.4   $  61.8   $   8.2   $ (25.0)
  Discontinued operations .............      --         2.0      --        --
                                          -------   -------   -------   -------

      Net income (loss) ...............   $   2.4   $  63.8   $   8.2   $ (25.0)
                                          =======   =======   =======   =======

  Basic earnings per common share:
    Continuing operations .............   $   .02   $   .54   $   .07   $  (.22)
    Discontinued operations ...........      --         .02      --        --
                                          -------   -------   -------   -------

      Net income (loss) ...............   $   .02   $   .56   $   .07   $  (.22)
                                          =======   =======   =======   =======

Year ended December 31, 2000
  Net sales ...........................   $ 301.7   $ 320.0   $ 308.1   $ 262.1
  Operating income ....................      49.1      66.6      57.4      44.6

  Income from continuing
   operations .........................   $  10.5   $  35.0   $  13.0   $  18.6
  Extraordinary item ..................      --        --        --         (.5)
                                          -------   -------   -------   -------

      Net income ......................   $  10.5   $  35.0   $  13.0   $  18.1
                                          =======   =======   =======   =======

  Basic earnings per common share:
    Continuing operations .............   $   .09   $   .30   $   .11   $   .16
    Extraordinary item ................      --        --        --        --
                                          -------   -------   -------   -------

      Net income ......................   $   .09   $   .30   $   .11   $   .16
                                          =======   =======   =======   =======

        The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

         During the fourth quarter of 1999, the Company recognized a $50 million pre-tax impairment provision for the other than temporary decline in value of TIMET. See Note 7. During the fourth quarter of 2000, the Company recognized a $26.5 million pre-tax gain related to NL's legal settlement with certain of its former insurance carriers and a $5.7 million pre-tax impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Note 11. During the fourth quarter of 2000, the Company also recognized an extraordinary loss related to the early extinguishment of certain NL indebtedness. See Notes 1 and 10.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated March 16, 2001, appearing on page F-2 of the 2000 Annual Report on Form 10-K of Valhi, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                      PricewaterhouseCoopers LLP


Dallas, Texas
March 16, 2001

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 1999 and 2000

                                 (In thousands)

                                                            1999            2000
                                                            ----            ----

Current assets:
  Cash and cash equivalents ........................    $    2,944    $    3,383
  Accounts and notes receivable ....................         3,579         5,582
  Receivables from subsidiaries and affiliates:
    Income taxes, net ..............................        12,373          --
    Dividends ......................................         1,324         6,362
    Other ..........................................         1,735            27
  Deferred income taxes ............................           719           775
  Other ............................................           454           141
                                                        ----------    ----------

      Total current assets .........................        23,128        16,270
                                                        ----------    ----------

Other assets:
  Marketable securities ............................       263,762       267,556
  Investment in and advances to subsidiaries and
   affiliates ......................................       651,982       739,865
  Loans and notes receivable .......................        93,792        99,334
  Other assets .....................................         1,992         1,807
  Property and equipment, net ......................         3,001         2,872
                                                        ----------    ----------

      Total other assets ...........................     1,014,529     1,111,434
                                                        ----------    ----------

                                                        $1,037,657    $1,127,704

Current liabilities:
  Current maturities of long-term debt .............    $   21,000    $   31,000
  Payables to subsidiaries and affiliates:
    Demand loan from Contran Corporation ...........         2,282         8,000
    Income taxes, net ..............................          --           2,056
    Other ..........................................            10         1,122
  Accounts payable and accrued liabilities .........         5,005         5,217
  Income taxes .....................................         1,301         1,427
                                                        ----------    ----------

      Total current liabilities ....................        29,598        48,822
                                                        ----------    ----------

Noncurrent liabilities:
  Long-term debt ...................................       341,825       353,213
  Deferred income taxes ............................        67,727        86,214
  Other ............................................         9,093        11,220
                                                        ----------    ----------

      Total noncurrent liabilities .................       418,645       450,647
                                                        ----------    ----------

Stockholders' equity ...............................       589,414       628,235
                                                        ----------    ----------

                                                        $1,037,657    $1,127,704

                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)


                                                 1998         1999         2000
                                                 ----         ----         ----

Revenues and other income:
  Interest and dividend income .............   $  37,054    $ 36,671    $ 33,108
  Securities transaction gains (losses), net       8,006         757      (2,490)
  Other, net ...............................       5,689       7,804       4,356
                                               ---------    --------    --------

                                                  50,749      45,232      34,974
                                               ---------    --------    --------

Costs and expenses:
  General and administrative ...............      45,195      14,942      11,118
  Interest .................................      31,457      33,097      34,646
  Other, net ...............................         274        --          --
                                               ---------    --------    --------

                                                  76,926      48,039      45,764
                                               ---------    --------    --------

                                                 (26,177)     (2,807)    (10,790)

Equity in earnings of subsidiaries and
 affiliates ................................     308,922      32,870      86,895
                                               ---------    --------    --------

  Income before income taxes ...............     282,745      30,063      76,105

Provision for income taxes (benefit) .......      56,928     (17,359)       (986)
                                               ---------    --------    --------

  Income from continuing operations ........     225,817      47,422      77,091

Discontinued operations ....................        --         2,000        --

Extraordinary item .........................      (6,195)       --          (477)
                                               ---------    --------    --------

      Net income ...........................   $ 219,622    $ 49,422    $ 76,614
                                               =========    ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)

                                                 1998        1999          2000
                                                 ----        ----          ----

Cash flows from operating activities:
  Net income ..............................   $ 219,622    $ 49,422    $ 76,614
  Securities transactions, net ............      (8,006)       (757)      2,490
  Noncash interest expense ................       7,710       8,058       8,802
  Deferred income taxes ...................      70,312      (4,182)     (2,929)
  Equity in earnings of subsidiaries
   and affiliates:
    Continuing operations .................    (308,922)    (32,870)    (86,895)
    Discontinued operations ...............        --        (2,000)       --
    Extraordinary item ....................       6,195        --           477
  Dividends from subsidiaries
   and affiliates .........................     158,130       3,819      20,792
  Other, net ..............................      (5,715)        610         844
                                              ---------    --------    --------
                                                139,326      22,100      20,195
  Net change in assets and liabilities ....     (31,487)     (6,766)      9,483
                                              ---------    --------    --------

      Net cash provided by
       operating activities ...............     107,839      15,334      29,678
                                              ---------    --------    --------

Cash flows from investing activities:
  Purchase of:
    Tremont common stock ..................    (172,918)     (1,945)    (19,311)
    NL common stock .......................     (13,890)       --          --
    CompX common stock ....................      (5,670)       (816)       --
    Marketable securities .................      (3,766)       --          --
  Investment in Waste Control Specialists .     (10,000)    (10,000)    (20,000)
  Proceeds from disposal of marketable
   securities .............................        --         6,588        --
  Loans to subsidiaries and affiliates:
    Loans .................................    (129,250)    (11,833)    (34,232)
    Collections ...........................     120,250       8,717      48,307
  Other, net ..............................        (198)       (350)       (221)
                                              ---------    --------    --------

      Net cash used by
       investing activities ...............    (215,442)     (9,639)    (25,457)
                                              ---------    --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 1998, 1999 and 2000

                                 (In thousands)


                                              1998           1999          2000
                                              ----           ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ............................   $    --      $ 21,000    $ 56,880
    Principal payments ....................        --          --       (44,000)
  Loans from affiliates:
    Loans .................................      15,500      45,000      15,768
    Repayments ............................      (6,000)    (52,218)     (8,982)
  Dividends ...............................     (23,131)    (23,146)    (24,328)
  Common stock reacquired .................      (3,692)       --           (19)
  Other, net ..............................       1,197         656         899
                                              ---------    --------    --------

      Net cash used by financing
       activities .........................     (16,126)     (8,708)     (3,782)
                                              ---------    --------    --------

Cash and cash equivalents:
  Net increase (decrease) .................    (123,729)     (3,013)        439
  Balance at beginning of year ............     129,686       5,957       2,944
                                              ---------    --------    --------

  Balance at end of year ..................   $   5,957    $  2,944    $  3,383
                                              =========    ========    ========


Supplemental disclosures-cash paid for:
  Interest ................................   $  23,747    $ 24,900    $ 25,326
  Income taxes (received), net ............      15,093     (11,191)    (12,612)

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

         The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note 2 -       Marketable securities:

                                                                December 31,
                                                            1999            2000
                                                            ----            ----
                                                               (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ....................     $170,000     $170,000
Halliburton Company common stock (NYSE: HAL) .........       91,825       97,108
Other ................................................        1,937          448
                                                           --------     --------

                                                           $263,762     $267,556


Note 3 -       Investment in and advances to subsidiaries and affiliates:

                                                               December 31,
                                                           1999            2000
                                                            ----            ----
                                                                (In thousands)

Investment in:
  NL Industries (NYSE: NL) ...........................     $435,621     $483,524
  Tremont Group, Inc. ................................         --        164,382
  Tremont Corporation (NYSE: TRE) ....................      128,426         --
  Valcor and subsidiaries ............................       64,512       70,749
  Waste Control Specialists LLC ......................        8,811       19,169
                                                           --------     --------
                                                            637,370      737,824
Noncurrent loan to Waste Control Specialists LLC .....       14,612        2,041
                                                           --------     --------

                                                           $651,982     $739,865

        Tremont Group. is a holding company which owns 80% of Tremont Corporation at December 31, 2000. Prior to December 31, 2000, Valhi owned 64% of Tremont Corporation and NL owned an additional 16% of Tremont. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to Tremont Group in return for an 80% and 20% ownership interest, respectively, in Tremont Group. Tremont Corporation is a holding company whose principal assets at December 31, 2000 are a 39% interest in Titanium Metals Corporation (NYSE: TIE) and a 20% interest in NL.

         Valcor's principal asset is a 65% interest in CompX International, Inc. at December 31, 2000 (NYSE: CIX). Valhi owns an additional 2% of CompX directly, and Valhi's direct investment in CompX is considered part of its investment in Valcor.


                                                 Years ended December 31,
                                             1998            1999            2000
                                             ----            ----            ----
                                                    (In thousands)

Equity in earnings of subsidiaries and affiliates

Continuing operations:
  NL Industries ........................    $ 260,715     $ 77,950     $ 79,190
  Tremont Corporation ..................        7,385      (48,652)       4,420
  Valcor ...............................       56,340       14,761       12,927
  Waste Control Specialists LLC ........      (15,518)     (11,189)      (9,642)
                                            ---------     --------     --------

                                            $ 308,922     $ 32,870     $ 86,895
                                            =========     ========     ========

Discontinued operations - Valcor .......    $    --       $  2,000     $   --
                                            =========     ========     ========

Extraordinary item - NL Industries .....    $  (6,195)    $   --       $   (447)
                                            =========     ========     ========



Dividends from subsidiaries and affiliates

Declared:
  NL Industries ..........................    $  2,699    $  4,219     $ 19,589
  Tremont Corporation ....................         431         877        1,054
  Valcor .................................     155,000          47        5,187
  Waste Control Specialists LLC ..........        --          --           --
                                              --------    --------     --------

                                               158,130       5,143       25,830

Net change in dividends receivable .......        --        (1,324)      (5,038)
                                              --------    --------     --------

    Cash dividends received ..............    $158,130    $  3,819     $ 20,792
                                              ========    ========     ========


Note 4 -       Loans and notes receivable:

                                                             December 31,
                                                       1999              2000
                                                       ----              ----
                                                            (In thousands)

Snake River Sugar Company:
  Principal ............................             $80,000             $80,000
  Interest .............................              11,984              17,526
Other ..................................               1,808               1,808
                                                     -------             -------

                                                     $93,792             $99,334

Note 5 -       Long-term debt:

                                                             December 31,
                                                          1999           2000
                                                          ----           ----
                                                             (In thousands)

Snake River Sugar Company ..................          $250,000          $250,000
LYONs ......................................            91,825           100,333
Bank credit facility .......................            21,000            31,000
Other ......................................              --               2,880
                                                      --------          --------
                                                       362,825           384,213

Less current maturities ....................            21,000            31,000
                                                      --------          --------

                                                      $341,825          $353,213


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

        The zero coupon Senior Secured LYONs, $185.6 million principal amount at maturity in October 2007 outstanding at December 31, 2000, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time, for 14.4308 shares of Halliburton common stock held by Valhi. The LYONs are secured by such Halliburton shares held by Valhi, which shares are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Halliburton shares. During 1998, 1999 and 2000, holders representing $26.7 million, $483,000 and $336,000 principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares or Halliburton's predecessor, Dresser Industries, Inc. The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase date), or an aggregate of $118.1 million based on the number of LYONs outstanding at December 31, 2000. Such redemptions may be paid, at Valhi's option, in cash, Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option, for cash equal to the issue price plus accrued OID through the redemption date.

         Valhi has a $45 million revolving bank credit facility which matures in November 2001, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. At December 31, 2000, $31 million was outstanding under this facility, consisting of $20 million of LIBOR-based borrowings (at an interest rate of 8.2%) and $11 million of prime-based borrowings (at an interest rate of 9.5%). At December 31, 2000, $13.5 million was available for borrowing under this facility.

        Other indebtedness consists of an unsecured note payable bearing interest at a fixed rate of interest of 6.2% and due in November 2002.

Note 6 -       Income taxes:

                                                    Years ended December 31,
                                                 1998         1999         2000
                                                 ----         ----         ----
                                                        (In thousands)

Income tax provision (benefit) attributable
  to continuing operations:
  Currently payable (refundable) ...........   $(13,384)   $(13,177)   $  1,943
  Deferred income taxes (benefit) ..........     70,312      (4,182)     (2,929)
                                               --------    --------    --------

                                               $ 56,928    $(17,359)   $   (986)
                                               ========    ========    ========

Cash paid (received) for income taxes, net:
  Paid to (received from) subsidiaries .....   $ (1,933)   $  1,121    $ (1,019)
  Paid to (received from) Contran ..........     16,917     (12,395)    (11,600)
  Paid to tax authorities, net .............        109          83           7
                                               --------    --------    --------

                                               $ 15,093    $(11,191)   $(12,612)
                                               ========    ========    ========


        At December 31, 2000, NL, Tremont Corporation and CompX were separate U.S. taxpayers and were not members of the Contran Tax Group. Effective January 1, 2001, Tremont and NL became members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes.


                                                                Deferred tax
                                                              asset (liability)
                                                               December 31,
                                                            1999            2000
                                                            ----            ----
                                                              (In thousands)

Components of the net  deferred tax asset  (liability):
  Tax effect of temporary
   differences related to:
    Marketable securities ..............................   $(92,247)   $(85,767)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group ..................     25,319       1,562
    Tax loss carryforwards .............................      1,000        --
    Accrued liabilities and other deductible differences      5,139       4,884
    Other taxable differences ..........................     (6,219)     (6,118)
                                                           --------    --------

                                                           $(67,008)   $(85,439)
                                                           ========    ========

Current deferred tax asset .............................   $    719    $    775
Noncurrent deferred tax liability ......................    (67,727)    (86,214)
                                                           --------    --------

                                                           $(67,008)   $(85,439)
                                                           ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                              Additions
                                   Balance at charged to                                     Balance
                                   beginning  costs and    Net      Currency                 at end
           Description              of year   expenses  deductions translation   Other(a)    of year
---------------------------------  --------- ---------  ---------- -----------   --------    -------

Year ended December 31, 1998:
  Allowance for doubtful accounts   $ 3,139   $    (99)   $  (566)   $    103    $    110    $ 2,687
                                    =======   ========    =======    ========    ========    =======

  Amortization of intangibles:
    Goodwill ....................   $25,786   $ 35,687    $  --      $   --      $(28,232)   $33,241
    Other .......................     8,108      2,615       --           697        (819)    10,601
                                    -------   --------    -------    --------    --------    -------

                                    $33,894   $ 38,302    $  --      $    697    $(29,051)   $43,842
                                    =======   ========    =======    ========    ========    =======

Year ended December 31, 1999:
  Allowance for doubtful accounts   $ 2,687   $    787    $  (269)   $   (262)   $  3,270    $ 6,213
                                    =======   ========    =======    ========    ========    =======

  Amortization of intangibles:
    Goodwill ....................   $33,241   $ 11,753    $  --      $   --      $   --      $44,994
    Other .......................    10,601      2,445        (37)     (1,576)       --       11,433
                                    -------   --------    -------    --------    --------    -------

                                    $43,842   $ 14,198    $   (37)   $ (1,576)   $   --      $56,427
                                    =======   ========    =======    ========    ========    =======

Year ended December 31, 2000:
  Allowance for doubtful accounts   $ 6,213   $    645    $  (823)   $   (127)   $   --      $ 5,908
                                    =======   ========    =======    ========    ========    =======

  Amortization of intangibles:
    Goodwill ....................   $44,994   $ 15,897    $  --      $   --      $   --      $60,891
    Other .......................    11,433      1,245       --        (2,528)       --       10,150
                                    -------   --------    -------    --------    --------    -------

                                    $56,427   $ 17,142    $  --      $ (2,528)   $   --      $71,041
                                    =======   ========    =======    ========    ========    =======


(a) 1998 - Elimination of amounts attributable to operations sold in 1998. 1999 - Consolidation of Waste Control Specialists LLC and Tremont
              Corporation.