Form 10-Q
period 2001-03-31
VALHI INC /DE/
filed 2001-05-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2001           Commission file number 1-5467
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



                                                  Yes  X      No
                                                      ---        ----



Number of shares of common stock outstanding on April 30, 2000: 114,692,317.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                 Page
                                                                number

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Consolidated Balance Sheets - December 31, 2000
             and March 31, 2001                                    3

            Consolidated Statements of Income -
             Three months ended March 31, 2000 and 2001             5

            Consolidated Statements of Comprehensive Income -
             Three months ended March 31, 2000 and 2001             6

            Consolidated Statements of Cash Flows -
             Three months ended March 31, 2000 and 2001             7

            Consolidated Statement of Stockholders' Equity -
             Three months ended March 31, 2001                      9

            Notes to Consolidated Financial Statements             10

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                  18

Part II.    OTHER INFORMATION

  Item 1.   Legal Proceedings.                                     35

  Item 6.   Exhibits and Reports on Form 8-K.                      36

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                  December 31,      March 31,
                                                         2000             2001
                                                        ------           ------

Current assets:
  Cash and cash equivalents ..................       $  135,017       $  113,027
  Restricted cash equivalents ................           69,242           74,782
  Accounts and other receivables .............          182,991          206,563
  Refundable income taxes ....................           14,470           15,675
  Receivable from affiliates .................              885            1,187
  Inventories ................................          242,994          223,746
  Prepaid expenses ...........................            7,272            6,708
  Deferred income taxes ......................           14,236           15,177
                                                     ----------       ----------

      Total current assets ...................          667,107          656,865
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          268,006          269,426
  Investment in affiliates ...................          235,791          232,509
  Loans and other receivables ................          100,540          101,957
  Mining properties ..........................           13,971           12,957
  Prepaid pension costs ......................           22,789           22,392
  Goodwill ...................................          359,420          354,365
  Deferred income taxes ......................            2,046            1,754
  Other ......................................           49,604           40,657
                                                     ----------       ----------

      Total other assets .....................        1,052,167        1,036,017
                                                     ----------       ----------

Property and equipment:
  Land .......................................           29,644           28,989
  Buildings ..................................          167,653          164,727
  Equipment ..................................          543,915          526,032
  Construction in progress ...................           14,865           22,144
                                                     ----------       ----------
                                                        756,077          741,892
  Less accumulated depreciation ..............          218,530          226,485
                                                     ----------       ----------

      Net property and equipment .............          537,547          515,407
                                                     ----------       ----------

                                                     $2,256,821       $2,208,289
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,        March 31,
                                                       2000              2001
                                                      ------           -------

Current liabilities:
  Notes payable ..............................     $    70,039      $    67,096
  Current maturities of long-term debt .......          34,284            1,669
  Accounts payable ...........................          81,572           63,133
  Accrued liabilities ........................         162,431          161,229
  Payable to affiliates ......................          32,042           39,241
  Income taxes ...............................          15,693           15,021
  Deferred income taxes ......................           1,922            1,303
                                                   -----------      -----------

      Total current liabilities ..............         397,983          348,692
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         595,354          598,333
  Accrued OPEB costs .........................          50,624           49,986
  Accrued pension costs ......................          26,697           24,761
  Accrued environmental costs ................          66,224           60,913
  Deferred income taxes ......................         294,371          294,283
  Other ......................................          41,055           39,672
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,074,325        1,067,948
                                                   -----------      -----------

Minority interest ............................         156,278          155,273
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,257            1,257
  Additional paid-in capital .................          44,345           44,386
  Retained earnings ..........................         591,030          615,638
  Accumulated other comprehensive income:
    Marketable securities ....................         132,580          133,314
    Currency translation .....................         (60,811)         (77,721)
    Pension liabilities ......................          (4,517)          (4,849)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      -----------

      Total stockholders' equity .............         628,235          636,376
                                                   -----------      -----------

                                                   $ 2,256,821      $ 2,208,289
                                                   ===========      ===========



Commitments and contingencies (Note 1)

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2000 and 2001

                      (In thousands, except per share data)



                                                             2000         2001
                                                             ----         ----

Revenues and other income:
  Net sales ............................................   $ 301,728    $288,835
  Other, net ...........................................      15,872      44,091
                                                           ---------    --------

                                                             317,600     332,926
                                                           ---------    --------
Costs and expenses:
  Cost of sales ........................................     214,603     202,691
  Selling, general and administrative ..................      49,973      49,193
  Interest .............................................      17,348      17,110
                                                           ---------    --------

                                                             281,924     268,994
                                                           ---------    --------

                                                              35,676      63,932
Equity in earnings (losses) of:
  Titanium Metals Corporation ("TIMET") ................      (4,321)        125
  Other ................................................         276         658
                                                           ---------    --------

    Income before income taxes .........................      31,631      64,715

Provision for income taxes .............................      14,772      23,722

Minority interest in after-tax earnings ................       6,374       9,432
                                                           ---------    --------

    Net income .........................................   $  10,485    $ 31,561
                                                           =========    ========


Basic and diluted earnings per share ...................   $     .09    $    .27
                                                           =========    ========

Cash dividends per share ...............................   $     .05    $    .06
                                                           =========    ========


Shares used in the calculation of per share amounts:
  Basic earnings per common share ......................     115,090     115,162
  Dilutive impact of outstanding stock options .........       1,106         842
                                                           ---------    --------

  Diluted earnings per share ...........................     116,196     116,004
                                                           =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)



                                                             2000         2001
                                                            ----          ----

Net income ...........................................    $ 10,485     $ 31,561
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment ...................         997          734

  Currency translation adjustment ....................      (9,543)     (16,910)

  Pension liabilities adjustment .....................         941         (332)
                                                          --------     --------

    Total other comprehensive income (loss), net .....      (7,605)     (16,508)
                                                          --------     --------

      Comprehensive income ...........................    $  2,880     $ 15,053
                                                          ========     ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)

                                                            2000           2001
                                                            ----           ----

Cash flows from operating activities:
  Net income .........................................    $ 10,485     $ 31,561
  Depreciation, depletion and amortization ...........      18,620       18,673
  Legal settlements, net .............................        --        (10,307)
  Noncash interest expense ...........................       2,276        2,437
  Deferred income taxes ..............................       5,939        5,273
  Minority interest ..................................       6,374        9,432
  Other, net .........................................      (1,434)      (2,222)
  Equity in:
    TIMET ............................................       4,321         (125)
    Other ............................................        (276)        (658)
  Distributions from:
    Manufacturing joint venture ......................       3,500        1,500
    Other ............................................          81         --
                                                          --------     --------

                                                            49,886       55,564

  Change in assets and liabilities:
    Accounts and other receivables ...................     (11,420)     (20,201)
    Inventories ......................................       8,400       11,125
    Accounts payable and accrued liabilities .........      (3,663)     (19,983)
    Accounts with affiliates .........................      (2,061)       8,690
    Income taxes .....................................       4,712       (1,383)
    Other, net .......................................      (1,320)        (563)
                                                          --------     --------

        Net cash provided by operating activities ....      44,534       33,249
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (11,040)     (11,011)
  Purchases of:
    Business unit ....................................      (9,409)        --
    Tremont common stock .............................     (20,681)        --
    NL common stock ..................................     (10,331)        --
    CompX common stock ...............................        --         (2,442)
  Change in restricted cash equivalents, net .........         361          863
  Other, net .........................................         316          309
                                                          --------     --------

        Net cash used by investing activities ........     (50,784)     (12,281)
                                                          --------     --------

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2000 and 2001

                                 (In thousands)

                                                           2000           2001
                                                           ----           ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  28,062    $   7,000
    Principal payments ...............................        (643)     (38,914)
  Loans from affiliate:
    Loans ............................................      11,180       27,500
    Repayments .......................................     (12,482)     (27,900)
  Valhi dividends paid ...............................      (5,791)      (6,953)
  Distributions to minority interest .................      (2,482)      (2,701)
  Other, net .........................................         802          634
                                                         ---------    ---------

      Net cash provided (used) by
       financing activities ..........................      18,646      (41,334)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......      12,396      (20,366)
  Currency translation ...............................      (1,507)      (1,624)
  Business unit acquired .............................         250         --
Cash and equivalents at beginning of period ..........     152,707      135,017
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 163,846    $ 113,027
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $   7,520    $   9,118
    Income taxes, net ................................       6,409       13,543

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $     250    $    --
    Goodwill and other intangible assets .............       2,514         --
    Other non-cash assets ............................       8,429         --
    Liabilities ......................................      (1,784)        --
                                                         ---------    ---------

    Cash paid ........................................   $   9,409    $    --
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2001

                                 (In thousands)


                                          Additional           Accumulated other comprehensive income             Total
                                 Common    paid-in    Retained   Marketable  Currency      Pension   Treasury  stockholders'
                                  stock    capital    earnings   securities translation  liabilities   stock      equity
                                  -----   ---------   --------   ---------- -----------  -----------  -------    ----------

Balance at December 31, 2000 ..   $1,257   $44,345   $ 591,030    $132,580   $(60,811)   $(4,517)   $(75,649)   $ 628,235

Net income ....................     --        --        31,561        --         --         --          --         31,561

Dividends .....................     --        --        (6,953)       --         --         --          --         (6,953)

Other comprehensive income, net     --        --          --           734    (16,910)      (332)       --        (16,508)

Other, net ....................     --          41        --          --         --         --          --             41
                                  ------   -------   ---------    --------   --------    -------    --------    ---------

Balance at March 31, 2001 .....   $1,257   $44,386   $ 615,638    $133,314   $(77,721)   $(4,849)   $(75,649)   $ 636,376
                                  ======   =======   =========    ========   ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2000 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation, and certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 2000 Annual Report.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first quarter of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

Note 2 -       Business segment information:

                                                            % owned at
      Business                    Entity                   March 31, 2001

  Chemicals             NL Industries, Inc.                      60%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists                90%
  Titanium metals       Tremont Group, Inc.                      80%

     Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at March 31, 2001. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 20% of NL and 39% of Titanium Metals Corporation ("TIMET") at March 31, 2001.

                                                          Three months ended
                                                               March 31,
                                                          2000            2001
                                                          ----            ----
                                                             (In millions)

Net sales:
  Chemicals ....................................         $231.0          $226.1
  Component products ...........................           66.1            59.6
  Waste management .............................            4.6             3.1
                                                         ------          ------

    Total net sales ............................         $301.7          $288.8
                                                         ======          ======

Operating income:
  Chemicals ....................................         $ 39.8          $ 45.4
  Component products ...........................           10.9             7.0
  Waste management .............................           (1.6)           (3.2)
                                                         ------          ------

    Total operating income .....................           49.1            49.2

General corporate items:
  Legal settlements, net .......................           --              30.7
  Interest and dividend income .................           11.5            10.3
  Expenses, net ................................           (7.6)           (9.2)
Interest expense ...............................          (17.3)          (17.1)
                                                         ------          ------
                                                           35.7            63.9
Equity in:
  TIMET ........................................           (4.3)             .1
  Other ........................................             .3              .7
                                                         ------          ------

    Income before income taxes .................         $ 31.7          $ 64.7
                                                         ======          ======


     During the first quarter of 2001, CompX purchased shares of its common stock in market transactions for an aggregate of $2.4 million, increasing the Company's ownership of CompX to 69%. The Company accounted for such increase in its ownership of CompX by the purchase method (step acquisition).

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.


Note 3 -       Marketable securities:

                                                      December 31,      March 31,
                                                          2000            2001
                                                         ------          ------
                                                             (In thousands)

Noncurrent assets (available-for-sale):
The Amalgamated Sugar Company LLC ..............        $170,000        $170,000
Halliburton Company common stock ...............          97,108          98,447
Other common stocks ............................             898             979
                                                        --------        --------

                                                        $268,006        $269,426
                                                        ========        ========

     At March 31, 2001, Valhi held 2.7 million shares of Halliburton common stock (aggregate cost of $22 million) with a quoted market price of $36.75 per share, or an aggregate market value of $98.4 million. Valhi's LYONs are exchangeable at any time, at the option of the LYON holder, for such Halliburton shares, and the carrying value of the Halliburton stock is limited to the accreted LYONs obligation. See Note 7. See the 2000 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of other available-for-sale common stocks is approximately $2.3 million at March 31, 2001.

Note 4 -       Inventories:

                                                     December 31,       March 31,
                                                         2000             2001
                                                        ------           ------
                                                              (In thousands)

Raw materials:
  Chemicals ..................................         $ 66,061         $ 41,065
  Component products .........................           11,866           13,989
                                                       --------         --------
                                                         77,927           55,054
                                                       --------         --------
In process products:
  Chemicals ..................................            7,117            8,123
  Component products .........................           11,454           11,617
                                                       --------         --------
                                                         18,571           19,740
                                                       --------         --------
Finished products:
  Chemicals ..................................          107,895          113,451
  Component products .........................           12,811           10,425
                                                       --------         --------
                                                        120,706          123,876
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,790           25,076
                                                       --------         --------

                                                       $242,994         $223,746
                                                       ========         ========

Note 5 - Other assets:

                                                       December 31,     March 31,
                                                          2000            2001
                                                         -------         -------
                                                              (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $150,002        $148,241
  TIMET ........................................          72,655          70,476
  Other ........................................          13,134          13,792
                                                        --------        --------

                                                        $235,791        $232,509
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          17,526          18,824
  Other ........................................           4,754           4,859
                                                        --------        --------
                                                         102,280         103,683

  Less current portion .........................           1,740           1,726
                                                        --------        --------

  Noncurrent portion ...........................        $100,540        $101,957
                                                        ========        ========

Other noncurrent assets:
  Restricted cash investments ..................        $ 22,897        $ 15,996
  Intangible assets ............................           5,945           5,729
  Deferred financing costs .....................           2,527           2,370
  Other ........................................          18,235          16,562
                                                        --------        --------

                                                        $ 49,604        $ 40,657
                                                        ========        ========



     At March 31, 2001, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $9.05 per share, or an aggregate of $111 million.

     At March 31, 2001, TIMET reported total assets and stockholders' equity of $755.8 million and $349.8 million, respectively. TIMET's total assets at such date include current assets of $251.7 million, property and equipment of $293.9 million and goodwill and other intangible assets of $60.0 million. TIMET's total liabilities at such date include current liabilities of $133.5 million, long-term debt of $25.6 million, accrued OPEB costs of $18.0 million and convertible preferred securities of $201.3 million.

     During the first quarter of 2001, TIMET reported net sales of $124.0 million, an operating loss of $1.8 million and a net loss of $3.6 million (2000 first quarter - $104.7 million, $18.4 million and $15.1 million, respectively).

Note 6 -       Accrued liabilities:

                                                      December 31,       March 31,
                                                         2000              2001
                                                        ------            ------
                                                            (In thousands)

Current:
  Employee benefits ..........................         $ 44,397         $ 36,573
  Environmental costs ........................           56,323           61,805
  Interest ...................................            6,172           11,809
  Deferred income ............................            7,241            6,954
  Other ......................................           48,298           44,088
                                                       --------         --------

                                                       $162,431         $161,229
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 22,424         $ 21,670
  Employee benefits ..........................           11,893           12,141
  Deferred income ............................            5,453            4,423
  Other ......................................            1,285            1,438
                                                       --------         --------

                                                       $ 41,055         $ 39,672
                                                       ========         ========

Note 7 - Notes payable and long-term debt:

                                                          December 31,  March 31,
                                                             2000         2001
                                                            ------       ------
                                                               (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 70,039     $ 67,096
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    LYONs ............................................      100,333      102,612
    Bank credit facility .............................       31,000         --
    Other ............................................        2,880        2,880
                                                           --------     --------

                                                            384,213      355,492
                                                           --------     --------

  Subsidiaries:
    NL Senior Secured Notes ..........................      194,000      194,000
    CompX bank credit facility .......................       39,000       45,000
    Waste Control Specialists bank term loan .........        5,311         --
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        4,683        3,079
                                                           --------     --------

                                                            245,425      244,510
                                                           --------     --------

                                                            629,638      600,002

  Less current maturities ............................       34,284        1,669
                                                           --------     --------

                                                           $595,354     $598,333
                                                           ========     ========

     In February 2001, a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, and such debt became payable to such Valhi subsidiary. Accordingly, such debt is eliminated in Valhi's consolidated financial statements at March 31, 2001. On May 3, 2001, Valhi announced that it will redeem $20 million principal amount at maturity of its LYONs on June 4, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note 8 -       Other income:

                                                           Three months ended
                                                               March 31,
                                                         2000              2001
                                                         ----              ----
                                                              (In thousands)

Dividends and interest .......................          $11,482          $10,340
Legal settlement gains, net ..................             --             30,723
Noncompete agreement income ..................            1,000            1,000
Currency transactions, net ...................            1,325            1,176
Other, net ...................................            2,065              852
                                                        -------          -------

                                                        $15,872          $44,091
                                                        =======          =======

     In the first quarter of 2001, Waste Control Specialists recognized a $20.1 million net gain from a legal settlement related to certain previously-reported litigation. Pursuant to the settlement, Waste Control Specialists, among other things, received a cash payment of approximately $20.1 million, net of attorney fees.

     In the first quarter of 2001, NL recognized $10.6 million of net gains from legal settlements, substantially all of which ($10.3 million) relates to settlements with certain of its former insurance carriers. The insurance settlement, similar to legal settlements NL reached with certain other of its former insurance carriers during 2000, resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. Proceeds from the first quarter 2001 insurance settlement were transferred by the carriers in April 2001 to a special purpose trust formed to pay for certain of NL's future remediation and other environmental expenditures.

Note 9 - Leverkusen fire and insurance claim:

     On March 20, 2001, NL suffered a fire at its Leverkusen, Germany titanium dioxide pigments ("TiO2") facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001, and NL expects the facility's sulfate-process plant will become 50% to 70% operational in August 2001 and fully operational in October 2001. In April the undamaged section of the sulfate-process plant resumed limited production (5% to 20% of capacity) of an intermediate form of TiO2, which is being transported to NL's Nordenham, Germany sulfate-process TiO2 plant to be further processed and finished into certain grades of TiO2. NL's ability to produce the intermediate form of TiO2 at its Leverkusen facility is limited by the available excess capacity at its Nordenham plant. NL believes that the damages to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. No insurance proceeds have been recognized during the first quarter of 2001 for the business interruption portion of the loss because the amount of such proceeds is presently not determinable. No provision for impairment of the damaged fixed assets has been recognized because the Company believes the insurance proceeds will exceed their carrying value.

Note 10 - Accounts with affiliates:

                                                       December 31,      March 31,
                                                          2000             2001
                                                         ------           -----
                                                              (In thousands)

Receivables from affiliates:
  TIMET ........................................         $   599         $   721
  Other ........................................             286             466
                                                         -------         -------

                                                         $   885         $ 1,187
                                                         =======         =======

Payables to affiliates:
  Demand loan from Contran:
    Tremont ....................................         $13,403         $  --
    Valhi ......................................           8,000          23,031
  Income taxes payable to Contran ..............           1,666           8,396
  Louisiana Pigment Company ....................           8,710           7,430
  Other, net ...................................             263             384
                                                         -------         -------

                                                         $32,042         $39,241
                                                         =======         =======

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc ("EMS"), and used the proceeds to repay its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements at March 31, 2001.

Note 11 - Provision for income taxes:

                                                              Three months ended
                                                                   March 31,
                                                               2000       2001
                                                               ----       ----
                                                                (In millions)

Expected tax expense .....................................     $11.1      $22.7
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........       2.1        1.0
Non-U.S. tax rates .......................................      --         (1.8)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................        .4        (.7)
No tax benefit for goodwill amortization .................       1.3        1.4
U.S. state income taxes, net .............................        .4         .4
Other, net ...............................................       (.5)        .7
                                                               -----      -----

                                                               $14.8      $23.7
                                                               =====      =====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Net income .............................................     $14.8      $23.7
  Other comprehensive income:
    Marketable securities ................................        .5       --
    Currency translation .................................      (6.9)      (2.1)
    Pension liabilities ..................................        .6        (.2)
                                                               -----      -----

                                                               $ 9.0      $21.4
                                                               =====      =====

Note 12 - Minority interest:

                                                   December 31,          March 31,
                                                       2000               2001
                                                      ------             ------
                                                             (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 66,761           $ 68,002
Tremont Corporation ......................             34,235             34,308
CompX International ......................             49,003             46,112
Subsidiaries of NL .......................              6,279              6,851
                                                     --------           --------

                                                     $156,278           $155,273
                                                     ========           ========


                                                          Three months ended
                                                               March 31,
                                                         2000              2001
                                                         ----              ----
                                                             (In thousands)

Minority interest in net earnings (losses):
NL Industries ..............................           $ 4,796            $6,698
Tremont Corporation ........................              (939)              978
CompX International ........................             2,351             1,170
Subsidiaries of NL .........................                91               586
Subsidiaries of Tremont ....................                78              --
Subsidiaries of CompX ......................                (3)             --
                                                       -------            ------

                                                       $ 6,374            $9,432
                                                       =======            ======


     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at March 31, 2001.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS
 ------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     The Company reported net income of $31.6 million, or $.27 per diluted share, in the first quarter of 2001 compared to income of $10.5 million, or $.09 per diluted share, in the first quarter of 2000. Excluding the effects of the unusual items discussed in the next paragraph, the Company would have reported net income in the first quarter of 2001 of $13.2 million. Total operating income in the first quarter of 2001 approximated the first quarter of 2000 as higher chemicals earnings at NL was offset by lower component products operating income at CompX and a higher waste management operating loss at Waste Control Specialists.

     The Company's results in the first quarter of 2001 include pre-tax gains aggregating $30.7 million ($18.4 million, or $.16 per diluted share, net of income taxes and minority interest) related principally to NL's legal settlements with certain of its former insurance carriers and the settlement of certain litigation to which Waste Control Specialists was a party. See Note 8 to the Consolidated Financial Statements.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance hereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), recoveries from insurance claims and the timing thereof (such as NL's pending insurance claims with respect to the fire it suffered at one of its German TiO2 production facilities), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

     NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                                 Three months ended
                                                      March 31,
                                                  ----------------           %
                                                 2000          2001        Change
                                                 ----          ----        ------
                                                           (In millions)

Net sales ...........................         $  231.0       $  226.1       -2%
Operating income ....................             39.8           45.4       +14%

     Chemicals operating income increased in the first quarter of 2001 compared to the first quarter of 2000 due primarily to higher average TiO2 selling prices and higher TiO2 production volumes, partially offset by lower TiO2 sales volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) during the first quarter of 2001 were 5% higher compared to the first quarter of 2000. NL's average TiO2 selling prices were increasing during each quarter of 2000 as compared to the respective prior quarter, but the rate of increase slowed in the fourth quarter of 2000. TiO2 selling prices were generally declining during the first quarter of 2001, and NL's average selling prices during such period were 1% lower compared to the fourth quarter of 2000.

     NL's TiO2 sales volumes in the first quarter of 2001 were 7% lower than the record first quarter of 2000, with higher sales volumes in export markets more than offset by the effect of lower volumes in Europe and North America. NL's TiO2 production volumes in the first quarter of 2001 were 2% higher than the first quarter of 2000, with operating rates near full capacity in both periods.

     On March 20, 2001, NL suffered a fire at its Leverkusen, Germany Ti02 facility. See Note 9 to the Consolidated Financial Statements. Production rates at the facility's chloride-process plant returned to full capacity on April 8, 2001, and NL expects the facility's sulfate-process plant will be 50% to 70% operational in August 2001 and fully operational in October 2001. NL believes the damages to property and the business interruption losses caused by the fire are covered by its insurance, but the effect on the financial results of NL on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. No insurance proceeds have been recognized during the first quarter of 2001 for the business interruption portion of the loss because the amount of such proceeds is presently not determinable. No provision for impairment of the damaged fixed assets has been recognized because NL believes the insurance proceeds will exceed their carrying value.

     NL believes that market conditions in the TiO2 industry have generally stalled its efforts to increase selling prices, and NL believes that worldwide economic conditions will determine whether any price increases will be realized during the remainder of the year. NL anticipates its TiO2 sales and production volumes for full-year 2001 will be lower than that of 2000, in part due to the effect of the fire. NL expects that its full-year 2001 operating income, excluding fire-related insurance recoveries, will be lower than 2000 primarily because of lower sales and production volumes and higher operating costs, particularly for energy. Although NL believes its average selling price in billing currencies could continue a downward trend throughout the rest of 2001, it expects its average selling price for full-year 2001 to only be slightly below the full-year average price in 2000.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) in the first quarter of 2001 increased 1% compared to the first quarter of 2000. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in the first quarter of 2001 by a net $11 million compared to the first quarter of 2000. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating expenses that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during the first quarter of 2001 compared to the first quarter of 2000. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in the first quarter of 2001 compared to the first quarter of 2000.

     Chemicals operating income, as presented above, is stated net of amortization of the Company's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $6.5 million in each of the first quarter of 2000 and 2001 as compared to amounts separately-reported by NL.

Component Products

                                                 Three months ended
                                                    March 31,
                                                 ----------------             %
                                               2000            2001        Change
                                               ----            ----        ------
                                                    (In millions)

Net sales ..........................          $  66.1        $  59.6        -10%
Operating income ...................             10.9            7.0        -36%

     Component products sales and operating income decreased in the first quarter of 2001 compared to the first quarter of 2000 due primarily to continued weak economic conditions in the manufacturing sector in North America and Europe. During the first quarter of 2001, sales of slide products decreased 14% compared to the first quarter of 2000, and sales of security products and ergonomic products decreased 8% and 2%, respectively. CompX's efforts to reduce manufacturing and other costs partially offset the effect of the decline in sales, although CompX was unable to reduce certain fixed costs sufficiently to fully compensate for the lower level of sales.

     CompX expects the current weak economic cycle will continue to negatively impact its operating results, and CompX continues to implement various cost control initiatives, including certain headcount reductions. These cost reduction measures are designed to minimize the adverse effect of lower sales and more favorably position CompX when the economy recovers. Nevertheless, CompX remains concerned regarding the duration and severity of the weak economic cycle and its overall impact on CompX's business.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2001, currency exchange rate fluctuations of the Canadian dollar and the euro negatively impacted component products sales compared to the first quarter of 2000 (principally with respect to slide products). Excluding the effect of currency, component products sales decreased 8% in the first quarter of 2001 compared to the first quarter of 2000. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons in the first quarter of 2001 compared to the first quarter of 2000, while exchange rate fluctuations with respect to the euro and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, component products operating income decreased 42% in the first quarter of 2001 compared to 2000.

Waste Management

                                                             Three months ended
                                                                 March 31,
                                                            2000            2001
                                                            ----            ----
                                                               (In millions)

Net sales ..................................             $  4.6            $  3.1
Operating loss .............................               (1.6)             (3.2)

     Waste Control Specialists' sales decreased in the first quarter of 2001 compared to the first quarter of 2000 due primarily to the effect of weak demand for its waste management services. In addition, mechanical problems with certain new equipment hampered the treatment and disposal of certain types of hazardous and toxic waste streams and also contributed to the lower level of sales.

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

     The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise operating a disposal facility in Texas. During the previous Texas legislative session, which ended in May 1999, Waste Control Specialists was supporting a proposed change in state law that would allow the regulatory agency to issue a low-level radioactive waste disposal permit to a private entity. The legislative session ended without any such change in state law. The current session of the Texas legislature convened in January 2001, and Waste Control Specialists is again supporting a similar proposed change in state law. There can be no assurance that the state law will be changed or, assuming the state law is changed, that Waste Control Specialists would be successful in obtaining any future permit modifications.

     Waste Control Specialists is continuing its attempts to emphasize its sales and marketing efforts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation with its current operating permits. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control
Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

TIMET

                                                           Three months ended
                                                               March 31,
                                                       2000              2001
                                                       ----              ----
                                                              (In millions)

TIMET historical:
  Net sales ..............................            $104.7             $124.0
  Operating loss .........................             (18.4)              (1.8)
  Net loss ...............................             (15.1)              (3.6)

Equity in earnings .......................            $ (4.3)            $   .1
                                                      ======             ======


     Tremont accounts for its interests in TIMET by the equity method. Tremont's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont.

     TIMET reported higher sales, and a lower operating loss, in the first quarter of 2001 compared to the first quarter of 2000. TIMET's operating results improved in the first quarter of 2001 in part because the first quarter of 2000 included a net $9.2 million of previously-reported special charges. The improvement in TIMET's operating results was also due in part to higher sales volumes for TIMET's titanium mill and melted products. During the first quarter of 2001, TIMET's mill products sales volumes increased 18% compared to the first quarter of 2000, and sales volumes of its melted products (ingot and slab) increased 75%. TIMET's average selling prices (in billing currencies) for its mill products decreased 1% in the first quarter of 2001 compared to the first quarter of 2000, and melted product selling prices decreased 3%.

     TIMET's firm order backlog at the end of March 2001 was approximately $290 million. Comparable backlogs at the end of March 2000 and December 2000 were approximately $185 million and $245 million, respectively.

     In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only three ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. During the first quarter of 2001, TIMET accrued an estimated loss of $1 million related to this matter for costs that are reasonably estimable. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and whether TIMET might incur any material liability with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, TIMET currently intends to seek full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts.

     In April 2001, TIMET announced that it had reached a settlement of the litigation between TIMET and Boeing related to their 1997 long-term purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET from 2002 through 2007, subject to certain maximum quarterly volume levels. In consideration, Boeing will annually advance TIMET $28.5 million for the upcoming year. The initial advance for calendar year 2002 will be made in December 2001, with each subsequent advance made in early January of the applicable calendar year beginning in 2003. The amended long-term agreement is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities. TIMET expects to report pretax income of approximately $60 million to $65 million in the second quarter of 2001 in connection with this settlement, net of associated legal, profit sharing and other costs.

     For the second quarter of 2001, TIMET currently expects its sales will be approximately $120 million, with mill product sales volumes likely comparable to first quarter 2001 levels and melted product sales volumes declining by about 10%. Most of the melted products that TIMET produces are consumed internally in the manufacture of its mill products. Accordingly, TIMET's melted product sales volumes can vary significantly from period to period and is influenced by customer order mix and capacity availability.

     TIMET currently expects its sales in 2001 will be between $500 million to $510 million, reflecting the net effects of expected increased sales volumes, price increases in certain products and changes in mix. TIMET currently expects both its mill and melted products sales volumes will increase between 15% and 20% in 2001 over prior year levels. TIMET expects that selling prices (expressed in U.S. dollars using actual currency exchange rates during the respective periods) on aerospace product shipments, while difficult to forecast, are expected to rise during 2001. However, certain price increases recently announced by TIMET are expected to principally affect the second half of 2001 due to associated product lead times.

     TIMET expects its gross margins as a percent of its sales will increase during the rest of 2001, however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy cost as a result of higher natural gas and electricity prices in the U.S. TIMET is also experiencing increases in the cost for purchased titanium scrap.

     Excluding the effect of the settlement with Boeing, TIMET presently expects to report both an operating loss and a net loss in 2001, although TIMET believes the losses in 2001 will be substantially reduced from the operating loss and net loss TIMET reported in 2000.

General corporate and other items

     General corporate. General corporate interest and dividend income decreased in the first quarter of 2001 compared to the first quarter of 2000 due primarily to a lower interest rate on the Company's $80 million loan to Snake River Sugar Company (which rate was reduced from 12.99% to 6.49% effective April 1, 2000). Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2001 compared to the same periods in 2000 due primarily to such lower interest rate on the $80 million loan to Snake River.

     The $30.7 million net legal settlement gains in the first quarter of 2001 relate principally to (i) settlement of certain litigation to which Waste Control Specialists was a party ($20.1 million) and (ii) NL's settlements with certain former insurance carriers ($10.3 million). See Note 8 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

     Net general corporate expenses increased in the first quarter of 2001 compared to the first quarter of 2000 due primarily to higher environmental and legal expenses of NL. Net general corporate expenses in calendar 2001 are currently expected to be somewhat lower compared to calendar 2000 due to lower legal and environmental expenses of NL.

     Interest expense. Interest expense declined slightly in the first quarter of 2001 compared to the first quarter of 2000 due primarily to lower interest rates on variable-rate borrowings of NL, offset in part by higher levels of indebtedness at CompX. Assuming interest rates do not increase significantly from year-end 2000 levels and that there is not a significant reduction in the amount of outstanding LYONs indebtedness from exchanges or redemptions (other than the redemption of $20 million principal amount at maturity discussed below), interest expense during the remainder of 2001 is expected to continue to be somewhat lower than the same periods in 2000 due to lower anticipated interest rates on variable-rate borrowings in the U.S., NL's December 2000 redemption of $50 million principal amount of its 11.75% Senior Secured Notes using funds on hand and proceeds from lower variable-rate non-U.S. borrowings and Valhi's June 2001 redemption of $20 million principal amount at maturity of its LYONs, partially offset by higher expected borrowing levels at CompX.

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

     During the first quarter of 2001, NL reduced its deferred income tax valuation allowance by $.7 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Through December 31, 2000, certain subsidiaries, including NL, Tremont and, beginning in March 1998, CompX, were not members of the consolidated U.S. tax group of which Valhi is a member (the Contran Tax Group), and the Company provided incremental income taxes on such earnings. In addition, through December 31, 2000, Tremont and NL were each in separate U.S. tax groups, and Tremont provided incremental income taxes on its earnings with respect to NL. As previously reported, effective January 1, 2001 NL and Tremont each became members of the Contran Tax Group. Consequently, beginning in 2001 Valhi no longer provides incremental income taxes on its earnings with respect to NL and Tremont nor on Tremont's earnings with respect to NL. In addition, beginning in 2001 the Company believes that recognition of an income tax benefit for certain of Tremont's deductible income tax attributes arising during 2001, while not appropriate under the "more-likely-than-not" recognition criteria at the Tremont separate-company level, is appropriate at the Valhi consolidated level as a result of Tremont becoming a member of the Contran Tax Group. Both of these factors resulted in a reduction in the Company's consolidated effective income tax rate in the first quarter of 2001 compared to the first quarter of 2000. Such overall reduction in the Company's consolidated effective income tax rate in 2001 compared to 2000 is expected to continue during the remainder of the year.

     Minority interest. See Note 12 to the Consolidated Financial Statements. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     In December 2000, TRECO LLC, a 75%-owned subsidiary of Tremont, acquired the 25% interest in TRECO previously held by the other owner of TRECO, and TRECO became a wholly-owned subsidiary of Tremont. Accordingly, no minority interest in the earnings of Tremont subsidiaries is reported beginning in the first quarter of 2001.

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first quarter of 2000 and 2001.

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

     Certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Noncash items included in the determination of net income include depreciation, depletion and amortization expense, as well as noncash interest expense. Noncash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. In addition, substantially all of the proceeds resulting from NL's legal settlement in the first quarter of 2001 are shown as restricted cash, and therefore such settlement had no impact on cash flows from operating activities. See Note 8 to the Consolidated Financial Statements.

     Investing and financing activities. Approximately 54% of the Company's consolidated capital expenditures during the first quarter of 2001 relate to NL, 34% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first quarter of 2001, CompX purchased $2.4 million of shares of its common stock in market transactions.

     During the first quarter of 2001, (i) Valhi repaid a net $31 million under its revolving bank credit facility and borrowed a net $15 million under short-term demand loans from Contran and (ii) CompX borrowed a net $6 million under its revolving bank credit facility. In addition, (i) a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value and (ii) EMS entered into a $13.4 million reducing revolving intercompany credit facility with Tremont, the proceeds of which were used to repay Tremont's loan from Contran. See Notes 7 and 10 to the Consolidated Financial Statements.

     At March 31, 2001, unused credit available under existing credit facilities approximated $114 million, which was comprised of $55 million available to CompX under its revolving senior credit facility, $15 million available to NL under non-U.S. credit facilities and $44 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At March 31, 2001, NL had cash and cash equivalents of $186 million, including restricted cash balances of $86 million, and NL had $15 million available for borrowing under its non-U.S. credit facilities.

     NL's board of directors has authorized NL to purchase up to 3 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through March 31, 2001, NL had purchased 2.2 million of its shares pursuant to such authorizations for an aggregate of $38.1 million. No such purchases were made during the first quarter of 2001.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including interest, of NOK 40 million ($4 million at March 31, 2001) pertaining to 1994 and 1996. NL is currently litigating the primary issue related to the 1994 assessment. In February 2001, the Norwegian Appeals Court ruled in favor of the Norwegian tax authorities, and NL has appealed the case to the Norwegian Supreme Court. NL believes the outcome of the 1996 assessment is dependent upon the eventual outcome of the 1994 case. NL has granted a lien on its Norwegian Ti02 plant in favor of the Norwegian tax authorities. NL has also received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately BEF 13 million ($11 million). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($111 million at March 31, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

Component products - CompX International

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with such receivables or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage such exchange rate risk, at December 31, 2000, CompX held contracts maturing through March 2001 to exchange an aggregate of U.S. $9 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar. CompX held no such contracts at March 31, 2001.

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

Waste management - Waste Control Specialists

     At March 31, 2001, Waste Control Specialists' indebtedness consists principally of (i) a $5.2 million term loan due in installments through November 2004 and (ii) $1.1 million of other borrowings under a $5 million revolving credit facility that matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements.

Tremont Corporation and Titanium Metals Corporation

     Tremont. Tremont is primarily a holding company which, at March 31, 2001, owned approximately 39% of TIMET and 20% of NL. At March 31, 2001, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $111 million and $172 million, respectively.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS (NL's majority-owned environmental management subsidiary), and Tremont repaid its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements.

     Tremont has received a tax assessment from the U.S. federal tax authorities proposing tax deficiencies of $8.3 million. Tremont has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in Tremont's favor in view of the inherent uncertainties involved in tax proceedings. Tremont believes it has provided adequate accruals for additional taxes which may ultimately result from all such examinations, and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

     TIMET. At March 31, 2001, TIMET had net debt of approximately $50 million ($55 million of notes payable and long-term debt and $5 million of cash and equivalents). TIMET's receivables and inventory levels are expected to increase during 2001 to support the anticipated increase in sales. TIMET expects to generate positive cash flow from operations in 2001 of between $70 million and $90 million, principally due to the Boeing settlement and the related $28.5 million advance payment applicable to 2002 purchases that TIMET expects to receive in December 2001. For U.S. federal income tax purposes, TIMET has net operating loss carryforwards of approximately $100 million at March 31, 2001 and, accordingly, TIMET does not expect the Boeing settlement will require TIMET to make any material cash income tax payments.

     TIMET's capital expenditures during 2001 are currently expected to be between $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. TIMET expects its current net debt position to change to a net cash position during 2001. TIMET believes its cash, cash flow from operations, and borrowing availability under its credit agreements ($107 million available for borrowing at March 31, 2001) will satisfy its expected working capital, capital expenditures and other requirements in 2001.

     In April 2001, TIMET announced that it intends to resume payment of dividends on its outstanding $201.3 million of 6.625% convertible preferred securities, which had been suspended in April 2000, with the next scheduled payment on June 1, 2001. TIMET also intends to pay the aggregate amount of dividends that have been previously deferred on such convertible preferred securities ($14.5 million at March 31, 2001) on such date. Dividends on TIMET's common stock are currently prohibited under TIMET's U.S. credit agreement.

     TIMET anticipates that the proceeds from its settlement with Boeing will be used to (i) pay legal and other costs associated with the Boeing settlement,
(ii) pay the deferred  dividends on its  convertible  preferred  securities  and
(iii) repay a substantial portion of TIMET's outstanding revolving bank debt.

     In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued, but a portion of the cumulative dividends through March 31, 2001, have not yet been paid due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued and unpaid dividends on the SMC preferred securities ($8.3 million at March 31, 2001) as a non-current asset. There can be no assurance that TIMET will receive additional dividends during 2001.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at March 31, 2001, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at March 31, 2001, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at March 31, 2001, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At March 31, 2001, Valhi had $3 million of parent level cash and cash equivalents, including a portion held by Valcor which could be distributed to Valhi, had no outstanding borrowings under its revolving bank credit agreement and had $23 million of short-term demand loans payable to Contran. In addition, Valhi had $44 million of borrowing availability under its bank credit facility.

     Valhi's LYONs do not require current cash debt service. At March 31, 2001, Valhi held 2.7 million shares of Halliburton common stock, which shares are held in escrow for the benefit of holders of the LYONs. Valhi continues to receive regular quarterly Halliburton dividends (currently $.125 per share) on the escrowed shares. The LYONs are exchangeable at any time, at the option of the holder, for the Halliburton shares owned by Valhi. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at March 31, 2001, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $31 million.

     At March 31, 2001, the LYONs had an accreted value equivalent to approximately $38.30 per Halliburton share, and the market price of the Halliburton common stock was $36.75 per share (April 30, 2001 market price of Halliburton - $43.21 per share). The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity. Such October 2002 redemption price is equivalent to about $44.10 per Halliburton share. Assuming the market value of Halliburton common stock exceeds such equivalent redemption value of the LYONS in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date.

     On May 3, 2001, Valhi announced that it was redeeming $20 million principal amount at maturity of its LYONs on June 4, 2001 at the redemption price of $562.26 per $1,000 principal amount at maturity (equivalent to about $39 per Halliburton share). Such redemption price equals the original issue price per $1,000 principal amount at maturity of $257.59 plus accrued original issue discount on the notes through the redemption date of $304.67. The carrying value of the LYONs to be redeemed on June 4, 2001 was approximately $11.1 million at March 31, 2001. After the close of business on the redemption date, the redeemed notes will no longer be outstanding. Original issue discount will cease to accrue on the redeemed notes immediately after the redemption date. Holders of notes have the right at any time to exchange their notes for shares of Halliburton at the exchange rate of 14.4308 shares of Halliburton common stock per $1,000 principal amount at maturity of the notes. The holder of a note selected for redemption may exercise his or her right to exchange all or a part of the note on or before the close of business on the redemption date. Assuming the market price of Halliburton common stock stays above $39 per share through the June 4, 2001 redemption date, the Company expects that holders of the LYONs called for redemption would exercise their exchange rights on or prior to the redemption date. Valhi, however, has the right to pay cash equal to the market value of the shares of Halliburton common stock for which a note is exchangeable in lieu, in whole or in part, of delivering shares of Halliburton common stock in an exchange. Assuming all holders of the LYONs called for redemption exercise their exchange rights on or prior to the redemption date, and assuming that Valhi elects to deliver the underlying Halliburton shares in lieu of delivering cash, Valhi would report a pre-tax securities transaction gain in the second quarter of 2001 of approximately $8.8 million related to such exchanges. No gain or loss on extinguishment of the LYONs debt obligation would be reported.

     Valhi may consider additional partial redemptions or a full redemption of the notes based on future market conditions and other considerations. There can be no assurance, however, that Valhi will pursue an additional partial redemption or a full redemption of the notes.

     Based on The Amalgamated Sugar Company LLC's current projections for 2001, Valhi currently expects that distributions received from the LLC in 2001 will approximate its debt service requirements under its $250 million loans from Snake River.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. Such covenants allowed Snake River to pay interest debt service payment to Valhi on the $80 million loan of $2.9 million in 1998, $7.2 million in 1999 and $950,000 in 2000. At March 31, 2001, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $18.8 million. Such accrued and unpaid interest is classified as a noncurrent asset at each of March 31, 2001. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the 2000 Annual Report for descriptions of certain legal proceedings.

     In April 2001, the court granted certain of the defendant's summary judgment motions in the previously-reported Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al. The court also ruled that Finnsugar's patent was invalid. Other summary judgment motions filed by both the plaintiff and defendants remain pending.

     Jackson, et al. v. The Glidden Co., et al. (No. 236835). In March 2001, the trial court denied plaintiffs' motion for class certification.

     State of Rhode Island v. Lead Industries Association, et al. (No. 99-5226). In April 2001, the trial court (i) dismissed all claims for special education costs, (ii) granted defendants' motions to dismiss the equitable-relief-to-children claim, the Unfair Trade Practices Act claim (except insofar as it seeks to recover damages for post-1970 conduct) and the strict liability, negligence and misrepresentation claims (except insofar as they relate to state-owned buildings) and (iii) denied defendants' motions to dismiss the public nuisance, civil conspiracy, unjust enrichment and indemnity claims.

     City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In March 2001, the federal court remanded the case to state court.

     County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In March 2001, defendants renewed their demurrers and motions to strike all claims. The court has not ruled.

     Lewis, et al. v. Lead Industries Association, et al. (No. CH09800). In March 2001, defendants moved to dismiss all claims. The court has not ruled.

     Borden, et al. v. The Sherwin Williams Company, et al. (No. 2000-587). In March 2001, defendants removed to federal court and moved to dismiss the fraudulent concealment and misrepresentation and negligence claims. In April 2001, plaintiffs moved to remand to State court.

     In April 2001, a complaint was filed in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. The complaint asserts public nuisance, restitution, and conspiracy claims against NL. NL has not been served. NL intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

     In April 2001, a complaint was filed in Harris County, Texas v. Lead Industries Association, et al. (No. 2001-21413). The complaint seeks actual and punitive damages and asserts that NL, six other former manufacturers of lead pigment and a trade association are jointly and severally liable for past and future damages due to the presence of lead paint in county-owned buildings. The complaint asserts claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution and conspiracy. NL has not been served. NL intends to deny all allegations of wrongdoing and liability and to defend itself vigorously.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 - Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2001.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                     ---------------------------------
                                                (Registrant)



Date   May 10, 2001                     By /s/ Bobby D. O'Brien
     ----------------                      ------------------------------
                                           Bobby D. O'Brien
                                           (Vice President and Treasurer,
                                           Principal Financial Officer)



Date   May 10, 2001                     By /s/ Gregory M. Swalwell
     ---------------                       ------------------------------
                                           Gregory M. Swalwell
                                           (Vice President and Controller,
                                           Principal Accounting Officer)