Form 10-Q
period 2001-06-30
VALHI INC /DE/
filed 2001-08-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2001           Commission file number 1-5467
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



                                                  Yes  X      No
                                                      ---        -



Number of shares of common stock outstanding on July 31, 2001: 114,707,317.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2000
                  and June 30, 2001                                      3

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2000 and 2001                                 5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2000 and 2001                6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 2001                7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2001                         9

                 Notes to Consolidated Financial Statements             10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  20

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                     37

  Item 4.        Subsmission of Matters to a Vote of Security Holders   37

  Item 6.        Exhibits and Reports on Form 8-K.                      38

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                  December 31,       June 30,
                                                         2000             2001
                                                         ----             ----

Current assets:
  Cash and cash equivalents ..................       $  135,017       $  108,928
  Restricted cash equivalents ................           69,242           78,187
  Marketable securities ......................             --             18,332
  Accounts and other receivables .............          182,991          195,682
  Refundable income taxes ....................           14,470           11,232
  Receivable from affiliates .................              885           21,526
  Inventories ................................          242,994          212,403
  Prepaid expenses ...........................            7,272            7,182
  Deferred income taxes ......................           14,236           13,190
                                                     ----------       ----------

      Total current assets ...................          667,107          666,662
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          268,006          193,230
  Investment in affiliates ...................          235,791          239,243
  Loans and other receivables ................          100,540          102,943
  Mining properties ..........................           13,971           12,265
  Prepaid pension costs ......................           22,789           22,446
  Goodwill ...................................          359,420          350,383
  Deferred income taxes ......................            2,046            1,930
  Other ......................................           49,604           48,812
                                                     ----------       ----------

      Total other assets .....................        1,052,167          971,252
                                                     ----------       ----------

Property and equipment:
  Land .......................................           29,644           28,842
  Buildings ..................................          167,653          158,248
  Equipment ..................................          543,915          523,641
  Construction in progress ...................           14,865           26,795
                                                     ----------       ----------
                                                        756,077          737,526
  Less accumulated depreciation ..............          218,530          230,090
                                                     ----------       ----------

      Net property and equipment .............          537,547          507,436
                                                     ----------       ----------

                                                     $2,256,821       $2,145,350
                                                     ==========       ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY              December 31,       June 30,
                                                         2000             2001
                                                         ----             ----

Current liabilities:
  Notes payable ..............................     $    70,039      $    58,999
  Current maturities of long-term debt .......          34,284           37,221
  Accounts payable ...........................          81,572           66,474
  Accrued liabilities ........................         162,431          156,725
  Payable to affiliates ......................          32,042           38,619
  Income taxes ...............................          15,693           16,732
  Deferred income taxes ......................           1,922            5,384
                                                   -----------      -----------

      Total current liabilities ..............         397,983          380,154
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         595,354          525,631
  Accrued OPEB costs .........................          50,624           50,696
  Accrued pension costs ......................          26,697           23,181
  Accrued environmental costs ................          66,224           56,526
  Deferred income taxes ......................         294,371          273,564
  Other ......................................          41,055           36,197
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,074,325          965,795
                                                   -----------      -----------

Minority interest ............................         156,278          159,656
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,257            1,257
  Additional paid-in capital .................          44,345           44,508
  Retained earnings ..........................         591,030          656,353
  Accumulated other comprehensive income:
    Marketable securities ....................         132,580          101,443
    Currency translation .....................         (60,811)         (83,318)
    Pension liabilities ......................          (4,517)          (4,849)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      -----------

      Total stockholders' equity .............         628,235          639,745
                                                   -----------      -----------

                                                   $ 2,256,821      $ 2,145,350
                                                   ===========      ===========



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                          Three months ended        Six months ended
                                                               June 30,                 June 30,
                                                         -------------------       -----------------
                                                          2000         2001         2000       2001
                                                          ----         ----         ----       ----

Revenues and other income:
  Net sales ........................................   $ 319,944    $ 276,270    $ 621,672    $565,105
  Other, net .......................................      62,009       63,640       77,881     107,731
                                                       ---------    ---------    ---------    --------

                                                         381,953      339,910      699,553     672,836
                                                       ---------    ---------    ---------    --------
Costs and expenses:
  Cost of sales ....................................     216,437      200,010      431,040     402,701
  Selling, general and administrative ..............      53,240       48,757      103,213      97,950
  Interest .........................................      17,673       15,666       35,021      32,776
                                                       ---------    ---------    ---------    --------

                                                         287,350      264,433      569,274     533,427
                                                       ---------    ---------    ---------    --------

                                                          94,603       75,477      130,279     139,409
Equity in earnings (losses) of:
  Titanium Metals Corporation ("TIMET") ............      (2,190)      12,877       (6,511)     13,002
  Other ............................................          (7)        (136)         269         522
                                                       ---------    ---------    ---------    --------

    Income before income taxes .....................      92,406       88,218      124,037     152,933

Provision for income taxes .........................      40,292       31,953       55,064      55,675

Minority interest in after-tax earnings ............      17,144        8,597       23,518      18,029
                                                       ---------    ---------    ---------    --------

    Net income .....................................   $  34,970    $  47,668    $  45,455    $ 79,229
                                                       =========    =========    =========    ========

Earnings per share:
  Basic ............................................   $     .30    $     .41    $     .39    $    .69
                                                       =========    =========    =========    ========

  Diluted ..........................................   $     .30    $     .41    $     .39    $    .68
                                                       =========    =========    =========    ========


Cash dividends per share ...........................   $     .05    $     .06    $     .10    $    .12
                                                       =========    =========    =========    ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................     115,116      115,169      115,103     115,166
  Dilutive impact of outstanding
   stock options ...................................       1,124          931        1,115         886
                                                       ---------    ---------    ---------    --------

  Diluted earnings per share .......................     116,240      116,100      116,218     116,052
                                                       =========    =========    =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2000 and 2001

                                 (In thousands)



                                                            2000         2001
                                                            ----         ----

Net income ...........................................    $ 45,455     $ 79,229
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains arising during the period .......       2,080        2,053

    Less reclassification for gains
     included in net income ..........................         (25)     (33,190)
                                                          --------     --------

                                                             2,055      (31,137)

  Currency translation adjustment ....................     (14,691)     (22,507)

  Pension liabilities adjustment .....................         941         (332)
                                                          --------     --------

    Total other comprehensive income (loss), net .....     (11,695)     (53,976)
                                                          --------     --------

      Comprehensive income ...........................    $ 33,760     $ 25,253
                                                          ========     ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2000 and 2001

                                 (In thousands)

                                                             2000         2001
                                                             ----         ----

Cash flows from operating activities:
  Net income .........................................    $ 45,455     $ 79,229
  Depreciation, depletion and amortization ...........      36,070       37,132
  Legal settlements, net .............................     (43,000)     (10,307)
  Securities transactions ............................      (5,591)     (50,803)
  Noncash interest expense ...........................       4,628        4,179
  Deferred income taxes ..............................      29,654       10,147
  Minority interest ..................................      23,518       18,029
  Other, net .........................................      (4,332)      (3,634)
  Equity in:
    TIMET ............................................       6,511      (13,002)
    Other ............................................        (269)        (522)
  Distributions from:
    Manufacturing joint venture ......................       5,250        4,950
    Other ............................................          81        1,300
                                                          --------     --------

                                                            97,975       76,698

  Change in assets and liabilities:
    Accounts and other receivables ...................     (33,551)     (23,797)
    Inventories ......................................      24,836       20,994
    Accounts payable and accrued liabilities .........     (10,575)     (22,453)
    Accounts with affiliates .........................      10,277       15,662
    Income taxes .....................................       8,091        4,347
    Other, net .......................................         621       (2,400)
                                                          --------     --------

        Net cash provided by operating activities ....      97,674       69,051
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (23,928)     (27,150)
  Purchases of:
    Business unit ....................................      (9,475)        --
    Tremont common stock .............................     (20,681)        (198)
    NL common stock ..................................     (13,958)      (2,718)
    CompX common stock ...............................        --         (2,650)
  Loans to affiliates ................................        --        (20,000)
  Property damaged by fire:
    Insurance proceeds ...............................        --          5,500
    Other, net .......................................        --         (1,000)
  Proceeds from disposal of marketable securities ....        --         16,802
  Change in restricted cash equivalents, net .........         426          428
  Other, net .........................................       2,012         (573)
                                                          --------     --------

        Net cash used by investing activities ........     (65,604)     (31,559)
                                                          --------     --------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2000 and 2001

                                 (In thousands)

                                                            2000          2001
                                                            ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  29,795    $  41,356
    Principal payments ...............................     (35,937)     (75,303)
  Loans from affiliate:
    Loans ............................................       2,329       60,753
    Repayments .......................................      (3,082)     (68,631)
  Valhi dividends paid ...............................     (11,582)     (13,906)
  Distributions to minority interest .................      (4,901)      (5,360)
  Other, net .........................................       1,357          766
                                                         ---------    ---------

      Net cash used by financing activities ..........     (22,021)     (60,325)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......      10,049      (22,833)
  Currency translation ...............................      (1,327)      (3,256)
Cash and equivalents at beginning of period ..........     152,707      135,017
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 161,429    $ 108,928
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  30,679    $  28,868
    Income taxes, net ................................       6,162       25,861

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $    --      $    --
    Goodwill and other intangible assets .............       2,539         --
    Other noncash assets .............................       8,458         --
    Liabilities ......................................      (1,522)        --
                                                         ---------    ---------

    Cash paid ........................................   $   9,475    $    --
                                                         =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2001

                                 (In thousands)


                                          Additional            Accumulated other comprehensive income            Total
                                  Common   paid-in    Retained   Marketable    Currency     Pension    Treasury   stockholders'
                                   stock   capital    earnings   securities   translation liabilities   stock       equity
                                   ----    -------    --------   ----------   ----------- -----------   -----       ------

Balance at December 31, 2000 ..   $1,257   $44,345   $ 591,030    $ 132,580    $(60,811)   $(4,517)   $(75,649)   $ 628,235

Net income ....................     --        --        79,229         --          --         --          --         79,229

Dividends .....................     --        --       (13,906)        --          --         --          --        (13,906)

Other comprehensive income, net     --        --          --        (31,137)    (22,507)      (332)       --        (53,976)

Other, net ....................     --         163        --           --          --         --          --            163
                                  ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at June 30, 2001 ......   $1,257   $44,508   $ 656,353    $ 101,443    $(83,318)   $(4,849)   $(75,649)   $ 639,745
                                  ======   =======   =========    =========    ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2000 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain prior year amounts have been reclassified to conform to the current year presentation, and certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first six months of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

Note 2 - Business segment information:

                                                          % owned at
    Business                    Entity                 June 30, 2001

  Chemicals             NL Industries, Inc.                   60%
  Component products    CompX International Inc.              69%
  Waste management      Waste Control Specialists             90%
  Titanium metals       Tremont Group, Inc.                   80%

         Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at June 30, 2001. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 20% of NL and 39% of Titanium Metals Corporation ("TIMET") at June 30, 2001.

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------      ------------
                                         2000       2001       2000       2001
                                         ----       ----       ----       ----
                                                      (In millions)

Net sales:
  Chemicals ........................    $251.1     $220.1     $482.1     $446.2
  Component products ...............      65.1       53.3      131.2      112.9
  Waste management .................       3.8        2.9        8.4        6.0
                                        ------     ------     ------     ------

    Total net sales ................    $320.0     $276.3     $621.7     $565.1
                                        ======     ======     ======     ======

Operating income:
  Chemicals ........................    $ 56.5     $ 38.8     $ 96.3     $ 84.2
  Component products ...............      11.5        5.3       22.4       12.3
  Waste management .................      (1.4)      (4.4)      (3.0)      (7.6)
                                        ------     ------     ------     ------

    Total operating income .........      66.6       39.7      115.7       88.9

General corporate items:
  Legal settlement gain, net .......      43.0       --         43.0       30.7
  Securities transactions ..........       5.6       50.8        5.6       50.8
  Interest and dividend income .....       8.8        9.4       20.3       19.7
  Insurance gain ...................      --           .7       --           .7
  Expenses, net ....................     (11.8)      (9.4)     (19.4)     (18.6)
Interest expense ...................     (17.7)     (15.7)     (35.0)     (32.8)
                                        ------     ------     ------     ------
                                          94.5       75.5      130.2      139.4
Equity in:
  TIMET ............................      (2.2)      12.9       (6.5)      13.0
  Other ............................      --          (.2)        .3         .5
                                        ------     ------     ------     ------

    Income before income taxes .....    $ 92.3     $ 88.2     $124.0     $152.9
                                        ======     ======     ======     ======

     During the first six months of 2001, NL and CompX each purchased shares of their common stocks in market transactions for an aggregate of $2.7 million and $2.6 million, respectively, and Valhi purchased shares of Tremont common stock in market transactions for an aggregate of $198,000. The Company accounted for such increases in its ownership of NL, CompX and Tremont by the purchase method (step acquisitions).

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.


Note 3 - Marketable securities:

                                                          December 31,  June 30,
                                                             2000         2001
                                                             ----         ----
                                                               (In thousands)

Current assets:
  Halliburton Company common stock (trading) .........     $   --       $  8,082
  Halliburton Company common stock
   (available-for-sale) ..............................         --         10,250
                                                           --------     --------

                                                           $   --       $ 18,332
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Halliburton Company common stock ...................       97,108       22,119
  Other common stocks ................................          898        1,111
                                                           --------     --------

                                                           $268,006     $193,230
                                                           ========     ========

     At June 30, 2001, Valhi held 1.1 million shares of Halliburton common stock (aggregate cost of $9 million) with a quoted market price of $35.60 per share, or an aggregate market value of $40.5 million. Of such 1.1 million Halliburton shares, approximately 288,000, 621,000 and 227,000 Halliburton shares are classified as current available-for-sale securities, noncurrent available-for-sale securities and current trading securities, respectively. Valhi's LYONs debt obligation are exchangeable at any time, at the option of the LYON holder, for the shares of Halliburton common stock classified as available-for-sale, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligation. A portion of the available-for-sale Halliburton shares is classified as a current asset at June 30, 2001 because the related LYONs obligation is classified as a current liability at such date. The Halliburton shares classified as available-for-sale are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. The shares classified as trading securities were reclassified from available-for-sale in June 2001 when they became eligible to, and were, released from the escrow for the benefit of the holders of the LYONs. During the first six months of 2001, certain LYONs holders exchanged their LYONs for 1.2 million Halliburton shares, and Valhi sold an additional 390,000 Halliburton shares in market transactions for aggregate proceeds of $16.8 million. See Notes 8 and 10.

     See the 2000 Annual Report for a discussion of the Company's  investment in
The   Amalgamated   Sugar   Company   LLC.   The   aggregate   cost   of   other
available-for-sale common stocks is nominal at June 30, 2001. See Note 10.

Note 4 - Inventories:

                                                     December 31,       June 30,
                                                         2000             2001
                                                         ----             ----
                                                              (In thousands)

Raw materials:
  Chemicals ..................................         $ 66,061         $ 39,827
  Component products .........................           11,866           13,209
                                                       --------         --------
                                                         77,927           53,036
                                                       --------         --------
In process products:
  Chemicals ..................................            7,117            6,652
  Component products .........................           11,454           12,004
                                                       --------         --------
                                                         18,571           18,656
                                                       --------         --------
Finished products:
  Chemicals ..................................          107,895          105,181
  Component products .........................           12,811           10,582
                                                       --------         --------
                                                        120,706          115,763
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,790           24,948
                                                       --------         --------

                                                       $242,994         $212,403
                                                       ========         ========


Note 5 - Investment in affiliates:

                                                      December 31,      June 30,
                                                          2000            2001
                                                          ----            ----
                                                               (In thousands)

TiO2 manufacturing joint venture ...............        $150,002        $144,791
TIMET ..........................................          72,655          82,095
Other ..........................................          13,134          12,357
                                                        --------        --------

                                                        $235,791        $239,243
                                                        ========        ========

     At June 30, 2001, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $10.00 per share, or an aggregate of $123 million.

     At June 30, 2001, TIMET reported total assets and stockholders' equity of $736.3 million and $376.6 million, respectively. TIMET's total assets at such date include current assets of $271.3 million, property and equipment of $274.6 million and goodwill and other intangible assets of $57.7 million. TIMET's total liabilities at such date include current liabilities of $99.8 million, long-term debt of $13.2 million, accrued OPEB costs of $17.4 million and convertible preferred securities of $201.3 million.

     During the first six months of 2001, TIMET reported net sales of $244.0 million, operating income of $46.8 million and net income of $25.9 million (2000 first six months - net sales of $213.5 million, an operating loss of $27.9 million and a net loss of $24.6 million).

Note 6 - Other assets:

                                                      December 31,       June 30,
                                                          2000             2001
                                                          ----             ----
                                                             (In thousands)

Loans and other receivables:
  Snake River Sugar Company:
    Principal ................................         $ 80,000         $ 80,000
    Interest .................................           17,526           20,122
  Other ......................................            4,754            5,089
                                                       --------         --------
                                                        102,280          105,211

  Less current portion .......................            1,740            2,268
                                                       --------         --------

  Noncurrent portion .........................         $100,540         $102,943
                                                       ========         ========

Other noncurrent assets:
  Restricted cash investments ................         $ 22,897         $ 22,173
  Intangible assets ..........................            5,945            5,476
  Deferred financing costs ...................            2,527            1,863
  Other ......................................           18,235           19,300
                                                       --------         --------

                                                       $ 49,604         $ 48,812
                                                       ========         ========


Note 7 -       Accrued liabilities:

                                                      December 31,       June 30,
                                                          2000             2001
                                                          ----             ----
                                                              (In thousands)

Current:
  Employee benefits ..........................         $ 44,397         $ 33,609
  Environmental costs ........................           56,323           63,908
  Interest ...................................            6,172            5,947
  Deferred income ............................            7,241            5,094
  Other ......................................           48,298           48,167
                                                       --------         --------

                                                       $162,431         $156,725
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 22,424         $ 20,825
  Employee benefits ..........................           11,893           10,490
  Deferred income ............................            5,453            3,393
  Other ......................................            1,285            1,489
                                                       --------         --------

                                                       $ 41,055         $ 36,197
                                                       ========         ========

Note 8 - Notes payable and long-term debt:

                                                         December 31,   June 30,
                                                             2000         2001
                                                             ----         ----
                                                               (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 70,039     $ 58,999
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    LYONs ............................................      100,333       35,633
    Bank credit facility .............................       31,000       25,000
    Other ............................................        2,880        2,880
                                                           --------     --------

                                                            384,213      313,513
                                                           --------     --------

  Subsidiaries:
    NL Senior Secured Notes ..........................      194,000      194,000
    CompX bank credit facility .......................       39,000       49,000
    Waste Control Specialists bank term loan .........        5,311         --
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        4,683        3,908
                                                           --------     --------

                                                            245,425      249,339
                                                           --------     --------

                                                            629,638      562,852

  Less current maturities ............................       34,284       37,221
                                                           --------     --------

                                                           $595,354     $525,631
                                                           ========     ========

     During the first six months of 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during the first six months of 2001 was so settled. Also during the first six months of 2001, $30.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. A portion of the LYONs debt obligation outstanding at June 30, 2001 had previously been called for cash redemption on July 5, 2001, also at a redemption price equal to the accreted value on the redemption date, and consequently the accreted value of such LYONs at June 30, 2001 ($10.6 million) was classified as a current liability at that date.

     In February 2001, a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, and such debt became payable to such Valhi subsidiary. Accordingly, such debt is eliminated in Valhi's consolidated financial statements at June 30, 2001.

Note 9 - Accounts with affiliates:

                                                      December 31,      June 30,
                                                          2000            2001
                                                          ----            ----
                                                              (In thousands)

Receivables from affiliates:
  Loan to Contran family trust .................         $  --           $20,000
  TIMET ........................................             599             928
  Other ........................................             286             598
                                                         -------         -------

                                                         $   885         $21,526
                                                         =======         =======

Payables to affiliates:
  Demand loan from Contran:
    Valhi ......................................         $ 8,000         $13,523
    Tremont ....................................          13,403            --
  Income taxes payable to Contran ..............           1,666          16,730
  Louisiana Pigment Company ....................           8,710           7,991
  Other, net ...................................             263             375
                                                         -------         -------

                                                         $32,042         $38,619
                                                         =======         =======

     In May 2001, NL Environmental Management Services, Inc ("EMS"), NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($20 million outstanding at June 30, 2001). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock held by the trust.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS and used the proceeds to repay its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements at June 30, 2001.

Note 10 -      Other income:

                                                           Six months ended
                                                               June 30,
                                                         2000              2001
                                                         ----              ----
                                                            (In thousands)

Securities earnings:
  Interest and dividends .....................         $ 20,353         $ 19,718
  Securities transactions, net ...............            5,591           50,803
                                                       --------         --------

                                                         25,944           70,521
Legal settlement gains, net ..................           43,000           30,723
Noncompete agreement income ..................            2,000            2,000
Currency transactions, net ...................            3,607            1,193
Insurance gain ...............................             --                650
Other, net ...................................            3,330            2,644
                                                       --------         --------

                                                       $ 77,881         $107,731
                                                       ========         ========

     Net securities transactions gains in the first six months of 2001 are comprised of (i) a $33.2 million gain related to LYONs exchanges, (ii) a $13.7 million gain related to the sale of 390,000 shares of Halliburton common stock in market transactions, (iii) a $6.2 million gain related to the reclassification of 227,000 Halliburton shares from available-for-sale to trading securities and (iv) a $2.3 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 3 and 8.

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

     The insurance gain is discussed in Note 13.

Note 11 - Provision for income taxes:

                                                               Six months ended
                                                                   June 30,
                                                               2000        2001
                                                               ----        ----
                                                                 (In millions)

Expected tax expense .....................................     $43.4      $53.5
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........       9.6        1.9
Non-U.S. tax rates .......................................      (3.1)      (3.6)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................       1.1       (1.8)
No tax benefit for goodwill amortization .................       2.7        2.9
U.S. state income taxes, net .............................       1.1        1.8
Other, net ...............................................        .2        1.0
                                                               -----      -----

                                                               $55.0      $55.7
                                                               =====      =====

Comprehensive provision for
 income taxes (benefit) allocated to:
  Net income .............................................     $55.0      $55.7
  Other comprehensive income:
    Marketable securities ................................       1.0      (16.2)
    Currency translation .................................     (11.0)      (2.6)
    Pension liabilities ..................................        .6        (.4)
                                                               -----      -----

                                                               $45.6      $36.5
                                                               =====      =====

Note 12 - Minority interest:

                                                    December 31,        June 30,
                                                        2000              2001
                                                        ----              ----
                                                             (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 66,761           $ 69,906
Tremont Corporation ......................             34,235             36,413
CompX International ......................             49,003             46,134
Subsidiaries of NL .......................              6,279              7,203
                                                     --------           --------

                                                     $156,278           $159,656
                                                     ========           ========

                                                           Six months ended
                                                                June 30,
                                                         2000              2001
                                                         ----              ----
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries ..............................          $ 17,629           $11,623
Tremont Corporation ........................               728             3,448
CompX International ........................             4,878             2,005
Subsidiaries of NL .........................               201               953
Subsidiaries of Tremont ....................                85              --
Subsidiaries of CompX ......................                (3)             --
                                                      --------           -------

                                                      $ 23,518           $18,029
                                                      ========           =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at June 30, 2001.

Note 13 - Leverkusen fire and insurance claim:

     On March 20, 2001, NL suffered a fire at its Leverkusen, Germany titanium dioxide pigments ("TiO2") facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001, and NL expects the facility's sulfate-process plant will become over 50% operational in August 2001 and fully operational in October 2001. In April the undamaged section of the sulfate-process plant resumed limited production (5% to 20% of capacity) of an intermediate form of TiO2, which is being transported to NL's Nordenham, Germany sulfate-process TiO2 plant to be further processed and finished into certain grades of TiO2. NL's ability to produce the intermediate form of TiO2 at its Leverkusen facility is limited by the available excess capacity at its Nordenham plant.

     NL believes that the damages to property and the business interruption losses caused by the fire are covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. Chemicals operating income in the second quarter of 2001 includes $5 million of business interruption insurance proceeds as a partial payment for losses caused by the Leverkusen fire. Such business interruption proceeds were recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. NL also recognized a $5.5 million advance payment in the second quarter of 2001 for property damage and related cleanup cost insurance recoveries, resulting in a $650,000 insurance gain as the advance payment received to date exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 10. NL continues to negotiate with its insurance carrier group and expects to receive additional insurance recoveries for property damage and business interruption losses. Such additional insurance proceeds have not yet been recognized because the amounts are not presently determinable.


Note 14 - Accounting principles not yet adopted:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations completed on or after July 1, 2001 (including step acquisitions). Under SFAS No. 141, all business combinations initiated on or after July 1, 2001 will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill will not be amortized on a periodic basis, but instead will be subject to an impairment test to be performed at least annually. Under the transition provisions of SFAS No. 142, goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but any goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company would have reported net income of approximately $87 million, or $.75 per diluted share, in the first six months of 2001 if the goodwill amortization included in the Company's net income, as reported, had not been recognized.

     The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     The Company reported net income of $47.6 million, or $.41 per diluted share, in the second quarter of 2001 compared to net income of $35.0 million, or $.30 per diluted share, in the second quarter of 2000. Excluding the effects of the unusual items discussed in the next paragraph, the Company would have reported net income of $6.9 million in the second quarter of 2001 compared to net income of $15.4 million in the second quarter of 2000. For the first six months of 2001, the Company reported net income of $79.2 million, or $.68 per diluted share, compared to net income of $45.5 million, or $.39 per diluted share, in the first six months of 2000. Excluding the effects of the unusual items discussed in the next paragraph, the Company would have reported net income of $20.1 million in the first six months of 2001 compared to net income of $25.9 million in the first six months of 2000.

     The Company's results in the second quarter of 2001 include aggregate net securities transactions gains of $50.8 million ($33.2 million, or $.29 per diluted share, net of income taxes and minority interest) related principally to the disposition of a portion of the shares of Halliburton Company common stock held by the Company, including dispositions when certain holders of the Company's LYONs debt obligation exercised their right to exchange such debt for such Halliburton stock. Also, the Company's equity in earnings of TIMET in the second quarter of 2001 includes $15.7 million ($7.5 million, or $.06 per diluted share, net of income taxes and minority interest) related to TIMET's settlement with Boeing discussed below. The Company's year-to-date results in 2001 also include previously-reported first quarter pre-tax gains aggregating $30.7 million ($18.4 million, or $.16 per diluted share, net of income taxes and minority interest) related to NL's legal settlements with certain of its former insurance carriers and the settlement of certain litigation to which Waste Control Specialists was a party. See Notes 3, 8 and 10 to the Consolidated Financial Statements. The Company's results in the second quarter of 2000 include (i) a $43 million pre-tax net gain ($17.3 million, or $.15 per diluted share, net of income taxes and minority interest) related to NL's legal settlements with certain other of its former insurance carriers and (ii) net securities transaction gains of $5.6 million ($2.3 million, or $.02 per diluted share, net of income taxes and minority interest) related principally to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain policies.

     Total operating income in the second quarter of 2001 decreased 40% compared to the second quarter of 2000, and decreased 23% in the first six months of 2001 compared to the same period in 2000, due to lower chemicals earnings at NL, lower component products operating income at CompX International and a higher waste management operating loss at Waste Control Specialists.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance hereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, the introduction of trade barriers, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime and transportation interruptions), recoveries from insurance claims and the timing thereof (such as NL's pending insurance claims with respect to the fire it suffered at one of its German TiO2 production facilities), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

     NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                               Three months ended       Six months ended
                                     June 30,                June 30,
                                 --------------      %    --------------       %
                                 2000      2001   Change   2000    2001     Change
                                 ----      ----    ----    ----    ----     ------
                                 (In millions)           (In millions)

Net sales ...................   $251.1   $220.1     -12% $482.1   $446.2      - 7
Operating income ............     56.5     38.8     -31%   96.3     84.2     -13%

     Chemicals sales and operating income decreased in the second quarter and first six months of 2001 compared to the same periods in 2000 due primarily to lower TiO2 sales and production volumes, partially offset by higher TiO2 average selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) during the second quarter of 2001 were slightly higher compared to the second quarter of 2000, and were 3% higher in the first six months of 2001 compared to the same period in 2000, with higher prices in Europe partially offset by the effect of lower prices in North America and export markets.

     NL's TiO2 sales volumes in the second quarter of 2001 were 13% lower than the record second quarter of 2000, with lower sales volumes in all major markets. NL's TiO2 sales volumes in the first six months of 2001 were 10% lower than the record first six months of 2000. NL's TiO2 production volumes in the second quarter of 2001 were 10% lower than the second quarter of 2000, with operating rates at 87% of capacity in 2001 compared to near full capacity in 2000. The lower production volumes related primarily to lost sulfate-process production resulting from the previously-reported fire at NL's Leverkusen, Germany facility. NL's TiO2 production volumes were 4% lower for the first six months of 2001 compared to the same period in 2000, with operating rates at 93% of capacity in 2001 compared to near full capacity in 2000.

     NL believes that the damage to property and the business interruption losses caused by the Leverkusen fire are covered by insurance, but the effect on NL's financial results on a quarter-to-quarter basis or a year-to-year basis will depend on the timing and amount of insurance recoveries. Chemicals operating income in the second quarter of 2001 includes $5 million of business interruption insurance proceeds as a partial payment for losses caused by the Leverkusen fire. NL also recognized a $5.5 million advance payment in the second quarter of 2001 for property damage and related cleanup cost insurance recoveries, resulting in a $650,000 insurance gain as the advance payment received to date exceeded the carrying value of the property destroyed and cleanup costs incurred. Such insurance gain is not included in chemicals operating income but is included in general corporate items. NL continues to negotiate with its insurance carrier group and expects to receive additional insurance recoveries for property damage and business interruption losses. Such additional insurance proceeds have not yet been recognized because the amounts are not presently determinable. NL expects the Leverkusen sulfate-process plant will be over 50% operational in August 2001 and fully operational in October 2001.

     Demand for TiO2 remains weak, primarily in European and export markets. Based on the global economic slowdown, NL expects its average TiO2 selling prices, which were 2% lower in the second quarter of 2001 compared to the first quarter of 2001, to continue to trend downward into the fourth quarter of this year. Overall, NL expects its TiO2 operating income during calendar 2001 will be significantly lower than calendar 2000 primarily because of lower average TiO2 selling prices, lower sales and production volumes and higher energy costs.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) in the first six months of 2001 decreased 1% compared to the first six months of 2000. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in the first six months of 2001 by a net $18 million compared to the first six months of 2000. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating expenses that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during the first six months of 2001 compared to the first six months of 2000. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in the first six months of 2001 compared to the first six months of 2000.

     Chemicals operating income, as presented above, is stated net of amortization of the Company's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $12.7 million and $12.9 million in the first six months of 2000 and 2001, respectively, as compared to amounts separately reported by NL.

Component Products

                               Three months ended       Six months ended
                                     June 30,                June 30,
                                 --------------      %    --------------       %
                                 2000      2001   Change   2000    2001     Change
                                 ----      ----    ----    ----    ----     ------
                                 (In millions)           (In millions)


Net sales ................    $ 65.1   $ 53.3     -18%  $131.2    $112.9      -14%
Operating income .........      11.5      5.3     -54%    22.4      12.3      -45%


     Component products sales and operating income decreased in the second quarter and first six months of 2001 compared to the same periods in 2000 due primarily to continued weak economic conditions in the manufacturing sector in North America and Europe. During the first six months of 2001, sales of slide products decreased 21% compared to the first six months of 2000, and sales of security products decreased 12%. Sales of ergonomic products increased 3% in the first six months of 2001 compared to the first six months of 2000 due primarily to increased European sales. CompX's efforts to reduce manufacturing and other costs partially offset the effect of the decline in sales, although CompX was unable to reduce fixed costs sufficiently to fully compensate for the lower level of sales. Operating income and margins were also adversely impacted in 2001 by unfavorable changes in product mix and, to a lesser extent, pricing pressures from foreign-based manufacturers.

     CompX expects the current weak economic cycle will continue to negatively impact its operating results, and CompX will continue to implement various cost control initiatives, including certain headcount reductions. These cost reduction measures are designed to minimize the adverse effect of lower sales and more favorably position CompX when the economy recovers. Nevertheless, CompX remains concerned regarding the duration and severity of the weak economic cycle and its overall impact on CompX's business.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first six months of 2001, currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted component products sales compared to the first six months of 2000 (principally with respect to slide products), decreasing component products sales by 2% in the first six months of 2001 compared to the first six months of 2000. Currency exchange rate fluctuations did not materially impact operating income comparisons in 2001.

Waste Management

                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                       ----------------        ----------------
                                       2000        2001        2000        2001
                                       ----        ----        ----        ----
                                                       (In millions)

Net sales ......................       $3.8        $2.9        $8.4        $6.0
Operating loss .................       (1.4)       (4.4)       (3.0)       (7.6)

     Waste Control Specialists' sales decreased in 2001 compared to the same periods in 2000 due primarily to the effect of continued weak demand for its waste management services. In addition, mechanical problems with certain new equipment hampered the treatment and disposal of certain types of hazardous and toxic waste streams and also contributed to the lower level of sales during 2001.

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

     The current state law in Texas (where Waste Control Specialists' disposal facility is located) prohibits the applicable Texas regulatory agency from issuing a permit for the disposal of low-level radioactive waste to a private enterprise operating a disposal facility in Texas. During the two previous Texas legislative sessions, which ended in May 1999 and 2001, Waste Control Specialists was supporting a proposed change in state law that would allow the regulatory agency to issue a low-level radioactive waste disposal permit to a private entity. Both legislative sessions ended without any such change in state law. There can be no assurance that the state law will in the future be changed or, assuming the state law is changed, that Waste Control Specialists would be successful in obtaining any future permit modifications.

     Waste Control Specialists is continuing its attempts to emphasize its sales and marketing efforts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. Waste Control Specialists is also continuing to identify and attempt to obtain modifications to its current permits that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. In the event such efforts are not successful or Waste Control Specialists is not successful in expanding its disposal capabilities for low-level radioactive wastes, it is possible that Valhi will consider other strategic alternatives with respect to Waste Control Specialists.

TIMET

                                       Three months ended      Six months ended
                                            June 30,               June 30,
                                        ----------------       ----------------
                                        2000        2001       2000        2001
                                        ----        ----       ----        ----
                                                      (In millions)

TIMET historical:
  Net sales ......................     $108.8      $120.0     $213.5      $244.0
  Operating income (loss) ........       (9.5)       48.6      (27.9)       46.8
  Net income (loss) ..............       (9.5)       29.5      (24.6)       25.9

Equity in earnings ...............     $ (2.2)     $ 12.9     $ (6.5)     $ 13.0

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

     In April 2001, TIMET settled the litigation between TIMET and Boeing related to their 1997 long-term purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET from 2002 through 2007, subject to certain maximum quarterly volume levels. In consideration, Boeing will annually advance TIMET $28.5 million for the upcoming year. The initial advance for calendar year 2002 will be made in December 2001, with each subsequent advance made in early January of the applicable calendar year beginning in 2003. The amended long-term agreement is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities. TIMET's operating income in the second quarter of 2001 includes income of approximately $62.7 million related to this settlement, net of associated legal, profit sharing and other costs.

     During the second quarter of 2001, TIMET's mill products sales volumes increased 5% compared to the second quarter of 2000, and sales volumes of its melted products (ingot and slab) increased 15%. TIMET's average selling prices (in billing currencies) for its mill products decreased 1% in the second quarter of 2001 compared to the second quarter of 2000, and melted product selling prices increased 4%. During the first six months of 2001, TIMET's mill products sales volumes increased 11% compared to the first six months of 2000, and sales volumes of its melted products increased 38%. TIMET's average selling prices (in billing currencies) for its mill products decreased 1% in the first six months of 2001 compared to the same period in 2000, and melted product selling prices increased 1%. In addition to the Boeing settlement discussed above, TIMET's operating results in 2001 also include a $10.8 million second quarter pre-tax asset impairment charge related to certain manufacturing assets and a $3.8 million pre-tax charge ($2.8 million in the second quarter) related to TIMET's previously-reported tungsten matter, further discussed below. TIMET's operating results in the first six months of 2000 include a net $8.3 million of previously-reported special charges.

     TIMET's firm order backlog at the end of June 2001 was approximately $300 million compared to $245 million at the end of December 2000.

     In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including an evaluation of the identities of customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only four standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. The $3.8 million amount accrued through June 30, 2001 represents TIMET's best estimate of the most likely amount of loss it will incur. However, it does not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known. Until this investigation is completed, TIMET is unable to determine the possible remedial steps that may be required and the ultimate liability TIMET might incur with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. However, TIMET seeks full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts.

     For the third quarter of 2001, TIMET currently expects its sales will be approximately $130 million, with mill product sales volumes likely to increase 5% compared to second quarter 2001 levels and melted product sales volumes may increase up to 15%. Most of the melted product that TIMET produces are consumed internally in the manufacture of its mill products. Accordingly, TIMET's melted product sales volumes can vary significantly from period to period and is influenced by customer order mix and capacity availability.

     TIMET currently expects its sales in 2001 will be between $510 million to $520 million, reflecting the net effects of expected increased sales volumes, price increases in certain products and changes in mix. TIMET currently expects its mill product sales volumes will increase between 10% and 15% in 2001 compared to 2000, with melted product sales volumes increasing between 20% and 30%. Certain price increases recently announced by TIMET are expected to principally affect the second half of 2001 and 2002 due to associated product lead times.

     TIMET expects its gross margins as a percent of its sales will increase during the rest of 2001, however, energy, raw material and other cost increases could substantially offset expected realized selling price increases in 2001. TIMET is experiencing increases in energy cost as a result of higher natural gas and electricity prices in the U.S. TIMET is also experiencing increases in the cost for purchased titanium scrap, and TIMET expects such costs will continue to increase in the future.

     Excluding the effect of the settlement with Boeing, TIMET presently believes it will be near break-even on operating income and report a net loss in 2001, but substantially lower than the net loss TIMET reported in 2000.

General corporate and other items

     General corporate. General corporate interest and dividend income increased slightly in the second quarter of 2001 compared to the second quarter of 2000 due primarily to a higher level of funds available for investment (primarily related to restricted cash investments of NL generated from its previously-reported insurance settlements) and a higher level of distributions from The Amalgamated Sugar Company LLC in 2001, partially offset by a lower interest rate on the Company's $80 million loan to Snake River Sugar Company (which rate was reduced from 12.99% to 6.49% effective April 1, 2000). General corporate interest and dividend income during the first six months of 2001 was slightly lower compared to the first six months of 2000 as the lower interest rate on the loan to Snake River more than offset the effect of a slightly higher level of funds available for investment at NL. General corporate interest and dividend income for all of 2000 is expected to be somewhat lower than 2000.

     The $30.7 million net legal settlement gains in the first quarter of 2001 relate principally to (i) settlement of certain litigation to which Waste Control Specialists was a party ($20.1 million) and (ii) NL's settlements with certain former insurance carriers ($10.3 million). See Note 10 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

     Securities transactions gains in the first six months of 2001 relate principally to exchanges of LYONs. Securities transactions in the first six months of 2001 also include (i) a $6.2 million gain related to the reclassification of certain shares of Halliburton common stock from available-for-sale to trading securities and (ii) Valhi's sale of 390,000 Halliburton shares in market transactions for aggregate proceeds of $16.8 million. See Note 3 to the Consolidated Financial Statements.

     Net general corporate expenses decreased in the second quarter and first six months of 2001 compared to the same periods in 2000 due primarily to lower environmental and legal expenses of NL, offset in part by higher compensation-related expenses for Tremont. Net general corporate expenses in calendar 2001 are currently expected to be somewhat higher compared to calendar 2000.

     Interest expense. Interest expense declined in the second quarter and first six months of 2001 compared to the same periods in 2000 due primarily to lower interest rates on variable-rate borrowings of NL, offset in part by higher levels of indebtedness at CompX. Interest expense during the remainder of 2001 is expected to continue to be somewhat lower than the same periods in 2000 due to lower anticipated interest rates on variable-rate borrowings in the U.S., NL's December 2000 redemption of $50 million principal amount of its 11.75% Senior Secured Notes using funds on hand and proceeds from lower variable-rate non-U.S. borrowings and a lower level of outstanding LYONs indebtednesss, partially offset by higher expected borrowing levels at CompX.

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

     During the first six months of 2001, NL and Tremont reduced their deferred income tax valuation allowances by $1.1 million and $.7 million, respectively, primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

     Through December 31, 2000, certain subsidiaries, including NL, Tremont and, beginning in March 1998, CompX, were not members of the consolidated U.S. tax group of which Valhi is a member (the Contran Tax Group), and the Company provided incremental income taxes on such earnings. In addition, through December 31, 2000, Tremont and NL were each in separate U.S. tax groups, and Tremont provided incremental income taxes on its earnings with respect to NL. As previously reported, effective January 1, 2001 NL and Tremont each became members of the Contran Tax Group. Consequently, beginning in 2001 Valhi no longer provides incremental income taxes on its earnings with respect to NL and Tremont nor on Tremont's earnings with respect to NL. In addition, beginning in 2001 the Company believes that recognition of an income tax benefit for certain of Tremont's deductible income tax attributes arising during 2001, while not appropriate under the "more-likely-than-not" recognition criteria at the Tremont separate-company level, is appropriate at the Valhi consolidated level as a result of Tremont becoming a member of the Contran Tax Group. Both of these factors resulted in a reduction in the Company's consolidated effective income tax rate in the 2001 periods compared to the same periods in 2000. Such overall reduction in the Company's consolidated effective income tax rate in the 2001 periods compared to 2000 is expected to continue during the remainder of the year.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first six months of 2000 and 2001.

     Accounting principles not yet adopted. See Note 14 to the Consolidated Financial Statements.

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

     Certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Noncash items included in the determination of net income include depreciation, depletion and amortization expense, as well as noncash interest expense. Noncash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. In addition, substantially all of the proceeds resulting from NL's legal settlements in 2000 and 2001 are shown as restricted cash, and therefore such settlement had no impact on cash flows from operating activities. See Note 10 to the Consolidated Financial Statements.

     Investing and financing activities. Approximately 65% of the Company's consolidated capital expenditures during the first six months of 2001 relate to NL, 26% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first six months of 2001, NL and CompX each purchased shares of their respective common stocks in market transactions for an aggregate of $2.7 million and $2.6 million, respectively, and Valhi purchased shares of Tremont common stock in market transactions for an aggregate of $198,000. In addition, EMS loaned a net $20 million to one of the family trusts discussed in Note 1 to the Consolidated Financial Statements, and Valhi sold 390,000 shares of Halliburton common stock in market transactions for aggregate proceeds of $16.8 million.

     During the first six months of 2001, (i) Valhi repaid a net $6 million under its revolving bank credit facility and borrowed a net $5.5 million under short-term demand loans from Contran, (ii) CompX borrowed a net $10 million under its revolving bank credit facility and (iii) NL repaid euro 7.6 million ($6.5 million when repaid) of its short-term non-U.S. notes payable. In addition, (i) a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, (ii) $122.6 million principal amount at maturity ($68.6 million accreted value) of Valhi's LYONs debt obligation were retired either through exchanges or redemptions and (iii) EMS entered into a $13.4 million reducing revolving intercompany credit facility with Tremont, the proceeds of which were used to repay Tremont's loan from Contran. See Notes 8 and 9 to the Consolidated Financial Statements.

     At June 30, 2001, unused credit available under existing credit facilities approximated $82.5 million, which was comprised of $51.0 million available to CompX under its revolving senior credit facility, $12.0 million available to NL under non-U.S. credit facilities and $19.5 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At June 30, 2001, NL had cash and cash equivalents of $184 million, including restricted cash balances of $95 million, and NL had $12 million available for borrowing under its non-U.S. credit facilities.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including interest, of NOK 39 million pertaining to 1994 and 1996. NL was unsuccessful in appealing these assessment, and in May 2001 NL paid $4.3 million to the Norwegian tax authorities to settle this matter. NL had previously adequately reserved for the payment. NL has requested the release of the lien currently filed on its Norwegian TiO2 plant in favor of the tax authorities. NL has also received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately BEF 13 million ($11 million). NL has filed protests to the assessments for the years 1991 to 1996 and expects to file a protest for 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($109 million at June 30, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with such receivables or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage such exchange rate risk, at December 31, 2000, CompX held contracts maturing through March 2001 to exchange an aggregate of U.S. $9 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar. CompX held no such contracts at June 30, 2001.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, capital resources and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

     At June 30, 2001, Waste Control Specialists' indebtedness consists principally of (i) a $5.1 million term loan due in installments through November 2004 and (ii) $4.4 million of other borrowings under a $5 million revolving credit facility that matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements.

Tremont Corporation and Titanium Metals Corporation

     Tremont. Tremont is primarily a holding company which, at June 30, 2001, owned approximately 39% of TIMET and 20% of NL. At June 30, 2001, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $123 million and $141 million, respectively.

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

     Based upon certain technical provisions of the Investment Company Act of 1940 (the "1940 Act"), Tremont might arguably be deemed to be an "investment company" under the 1940 Act, despite the fact that Tremont does not now engage, nor has it engaged or intended to engage, in the business of investing, reinvesting, owning, holding or trading of securities. In June 2001, Tremont received an order from the Securities and Exchange Commission confirming that Tremont is not subject to the 1940 Act.

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

     TIMET. At June 30, 2001, TIMET had net cash of approximately $17.4 million ($7.4 million of debt and $24.8 million of cash and equivalents). TIMET's receivables and inventory levels are expected to increase during 2001 to support the anticipated increase in sales. TIMET expects to generate positive cash flow from operations in 2001 of between $80 million and $90 million, principally due to the Boeing settlement and the related $28.5 million advance payment applicable to 2002 purchases that TIMET expects to receive in December 2001. For U.S. federal income tax purposes, TIMET has net operating loss carryforwards of approximately $40 million at June 30, 2001 (after considering the effect of the Boeing settlement) and, accordingly, TIMET does not expect the Boeing settlement will require TIMET to make any material cash income tax payments.

     TIMET's capital expenditures during 2001 are currently expected to be between $15 million to $20 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. TIMET expects its current net debt position to change to a net cash position during 2001. TIMET believes its cash, cash flow from operations, and borrowing availability under its credit agreements ($148.5 million available for borrowing at June 30, 2001) will satisfy its expected working capital, capital expenditures and other requirements in 2001.

     During June 2001, TIMET resumed payment of dividends on its outstanding $201.3 million of 6.625% convertible preferred securities, which had been suspended in April 2000. TIMET also paid the aggregate amount of dividends that have been previously deferred on such convertible preferred securities ($13.9 million) in June 2001. Dividends on TIMET's common stock are currently prohibited under TIMET's U.S. credit agreement.

     TIMET used the proceeds from its settlement with Boeing to (i) pay legal and other costs associated with the Boeing settlement, (ii) pay the deferred dividends on its convertible preferred securities and (iii) repay a substantial portion of TIMET's outstanding revolving bank debt.

     In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"), in conjunction with, and concurrent with, SMC's acquisition of a business unit from Inco Limited. Dividends on the SMC Preferred Stock are being accrued, but a portion of the cumulative dividends through June 30, 2001, have not yet been paid due to limitations imposed by SMC's bank credit agreement. As a result, TIMET has classified its accrued and unpaid dividends on the SMC preferred securities ($8.7 million at June 30, 2001) as a noncurrent asset. There can be no assurance that TIMET will receive additional dividends during 2001.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, its debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at June 30, 2001, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at June 30, 2001, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at June 30, 2001, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At June 30, 2001, Valhi had $4 million of parent level cash and cash equivalents, had $25 million of outstanding borrowings under its revolving bank credit agreement and had $13.5 million of short-term demand loans payable to Contran. In addition, Valhi had $19.5 million of borrowing availability under its bank credit facility and 227,000 shares of Halliburton common stock with an aggregate market value of $8.1 million which had been released from the LYONs escrow and could therefore be sold.

     Valhi's LYONs do not require current cash debt service. See Note 8 to the Consolidated Financial Statements. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 2001, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $12 million.

     At June 30, 2001, the LYONs had an accreted value equivalent to approximately $39.20 per Halliburton share, and the market price of the Halliburton common stock was $35.60 per share. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity. Such October 2002 redemption price is equivalent to about $44.10 per Halliburton share. Assuming the market value of Halliburton common stock exceeds such equivalent redemption value of the LYONS in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date.

     During the first six months of 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during the first six months of 2001 were so settled. Also during the first six months of 2001, $30.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. Valhi may consider additional partial redemptions or a full redemption of the remaining notes based on future market conditions and other considerations. There can be no assurance, however, that Valhi will pursue an additional partial redemption or a full redemption of the notes.

     Based on The Amalgamated Sugar Company LLC's current projections for 2001, Valhi currently expects that distributions received from the LLC in 2001 will approximate its debt service requirements under its $250 million loans from Snake River.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. Such covenants allowed Snake River to pay interest debt service payment to Valhi on the $80 million loan of $2.9 million in 1998, $7.2 million in 1999 and $950,000 in 2000. At June 30, 2001, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $20.1 million. Such accrued and unpaid interest is classified as a noncurrent asset at June 30, 2001. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the 2000 Annual Report and prior 2001 periodic reports for descriptions of certain legal proceedings.

     In June 2001, Gutierrez-Palmenberg, Inc. ("GPI") filed a complaint in the U.S. District Court, District of Arizona, against Waste Control Specialists (Gutierrez - Palmenberg, Inc. vs. Waste Control Specialists, LLC, No. CIV '01 0981 PHX MS). The complaint alleges, among other things, that Waste Control Specialists breached its contracts with GPI and owes GPI approximately $640,000 as compensatory damages. Waste Control Specialists believes the complaint is in error with respect to, among other matters, the amount owed to GPI under the contracts and intends to defend against the action vigorously.

     City of St. Louis v. Lead Industries Association, et al. (No. 002-245). In June 2001, defendants moved to dismiss all claims. The court has not ruled.

     County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In June 2001, the court granted the previously-described motions with respect to privately-owned buildings and with respect to the nuisance claim, with leave to replead, and otherwise denied the motions.

     City of Milwaukee v. N. L. Industries, Inc. and Mautz Paint (No. 01CV003088). NL was served in May 2001 and answered the complaint in August 2001 denying all wrongdoing.

     Harris  County,  Texas  v.  Lead  Industries   Association,   et  al.  (No.
2001-21413). NL was served in May 2001, and NL answered the complaint in June 2001 denying all wrongdoing.

     In June 2001, a complaint was filed in Jefferson County School District v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for the abatement of lead paint in Jefferson County Schools from NL, former manufacturers of lead pigment and paint and local retailers. The complaint asserts strict liability design defect and marketing defect, negligent product design and failure to warn, fraudulent misrepresentation, negligent misrepresentation, concert of action, public nuisance, restitution, and conspiracy. NL answered the complaint in July 2001, denying all allegations of wrongdoing, and has removed the case to Federal Court.

Item 4.        Submission of Matters to a Vote of Security Holders.

     Valhi's 2001 Annual Meeting of Stockholders was held on May 10, 2001. Thomas E. Barry, Norman S. Edelcup, Edward J. Hardin, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 97% of the 114.7 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2001.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VALHI, INC.
                               ---------------------------------
                                       (Registrant)



Date   August 13, 2001        By /s/ Bobby D. O'Brien
     -------------------         ------------------------------
                                 Bobby D. O'Brien
                                 (Vice President and Treasurer,
                                  Principal Financial Officer)



Date   August 13, 2001        By /s/ Gregory M. Swalwell
     ------------------          ------------------------------
                                 Gregory M. Swalwell
                                 (Vice President and Controller,
                                  Principal Accounting Officer)