Form 10-Q
period 2001-09-30
VALHI INC /DE/
filed 2001-11-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2001       Commission file number 1-5467
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



Number of shares of common stock outstanding on October 31, 2001: 114,766,417.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                    Page
                                                                   number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets - December 31, 2000
                  and September 30, 2001                             3

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2000 and 2001                        5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2000 and 2001      6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 2001      7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2001               9

                 Notes to Consolidated Financial Statements          10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.               21

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                  40

  Item 6.        Exhibits and Reports on Form 8-K.                   40

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                 December 31,      September 30,
                                                         2000              2001
                                                        ------            ------

Current assets:
  Cash and cash equivalents ..................       $  135,017       $  121,938
  Restricted cash equivalents ................           69,242           80,198
  Marketable securities ......................             --             11,609
  Accounts and other receivables .............          182,991          186,268
  Refundable income taxes ....................           14,470            1,913
  Receivable from affiliates .................              885           20,889
  Inventories ................................          242,994          222,792
  Prepaid expenses ...........................            7,272           16,254
  Deferred income taxes ......................           14,236           13,049
                                                     ----------       ----------

      Total current assets ...................          667,107          674,910
                                                     ----------       ----------

Other assets:
  Marketable securities ......................          268,006          184,691
  Investment in affiliates ...................          235,791          244,467
  Loans and other receivables ................          100,540          104,512
  Mining properties ..........................           13,971           12,096
  Prepaid pension costs ......................           22,789           22,516
  Goodwill ...................................          359,420          349,632
  Deferred income taxes ......................            2,046            1,930
  Other ......................................           49,604           43,815
                                                     ----------       ----------

      Total other assets .....................        1,052,167          963,659
                                                     ----------       ----------

Property and equipment:
  Land .......................................           29,644           29,893
  Buildings ..................................          167,653          166,099
  Equipment ..................................          543,915          543,169
  Construction in progress ...................           14,865           38,870
                                                     ----------       ----------
                                                        756,077          778,031
  Less accumulated depreciation ..............          218,530          249,808
                                                     ----------       ----------

      Net property and equipment .............          537,547          528,223
                                                     ----------       ----------

                                                     $2,256,821       $2,166,792
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)

   LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,      September 30,
                                                       2000              2001
                                                   -----------       ----------

Current liabilities:
  Notes payable ..............................     $    70,039      $    47,435
  Current maturities of long-term debt .......          34,284            1,551
  Accounts payable ...........................          81,572           70,489
  Accrued liabilities ........................         162,431          177,350
  Payable to affiliates ......................          32,042           45,438
  Income taxes ...............................          15,693           15,627
  Deferred income taxes ......................           1,922            3,419
                                                   -----------      -----------

      Total current liabilities ..............         397,983          361,309
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         595,354          555,455
  Accrued OPEB costs .........................          50,624           50,185
  Accrued pension costs ......................          26,697           22,581
  Accrued environmental costs ................          66,224           50,790
  Deferred income taxes ......................         294,371          281,838
  Other ......................................          41,055           35,852
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,074,325          996,701
                                                   -----------      -----------

Minority interest ............................         156,278          161,133
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,257            1,258
  Additional paid-in capital .................          44,345           44,946
  Retained earnings ..........................         591,030          659,706
  Accumulated other comprehensive income:
    Marketable securities ....................         132,580           90,665
    Currency translation .....................         (60,811)         (68,428)
    Pension liabilities ......................          (4,517)          (4,849)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      -----------

      Total stockholders' equity .............         628,235          647,649
                                                   -----------      -----------

                                                   $ 2,256,821      $ 2,166,792
                                                   ===========      ===========



Commitments and contingencies (Note 1)

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                            Three months ended            Nine months ended
                                               September 30,                 September 30,
                                            -------------------            ----------------
                                            2000           2001           2000         2001
                                            ----           ----           ----         ----

Revenues and other income:
  Net sales ...........................   $ 308,122    $   262,488    $   929,794    $827,593
  Other, net ..........................      12,649         16,011         90,530     123,742
                                          ---------    -----------    -----------    --------

                                            320,771        278,499      1,020,324     951,335
                                          ---------    -----------    -----------    --------
Costs and expenses:
  Cost of sales .......................     212,155        193,252        643,195     595,953
  Selling, general and administrative .      49,627         46,236        152,840     144,186
  Interest ............................      17,443         14,910         52,464      47,686
                                          ---------    -----------    -----------    --------

                                            279,225        254,398        848,499     787,825
                                          ---------    -----------    -----------    --------

                                             41,546         24,101        171,825     163,510
Equity in earnings (losses) of:
  Titanium Metals Corporation ("TIMET")      (1,486)         3,170         (7,997)     16,172
  Other ...............................         554            (76)           823         446
                                          ---------    -----------    -----------    --------

    Income before income taxes ........      40,614         27,195        164,651     180,128

Provision for income taxes ............      17,634         11,246         72,698      66,921

Minority interest in after-tax earnings       9,963          5,639         33,481      23,668
                                          ---------    -----------    -----------    --------

    Net income ........................   $  13,017    $    10,310    $    58,472    $ 89,539
                                          =========    ===========    ===========    ========

Earnings per share:
  Basic ...............................   $     .11    $       .09    $       .51    $    .78
                                          =========    ===========    ===========    ========

  Diluted .............................   $     .11    $       .09    $       .50    $    .77
                                          =========    ===========    ===========    ========


Cash dividends per share ..............   $     .05    $       .06    $       .15    $    .18
                                          =========    ===========    ===========    ========

Shares used in the calculation
 of per share amounts:
  Basic earnings per common share .....     115,159        115,201        115,122     115,177
  Dilutive impact of outstanding
   stock options ......................       1,199            934          1,143         903
                                          ---------    -----------    -----------    --------

  Diluted earnings per share ..........     116,358        116,135        116,265     116,080
                                          =========    ===========    ===========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2000 and 2001

                                 (In thousands)



                                                          2000              2001
                                                          ----              ----

Net income .........................................     $ 58,472      $ 89,539
                                                         --------      --------

Other comprehensive income (loss),
 net of tax:
  Marketable securities adjustment:
    Unrealized gains (losses) arising during
     the period ....................................        3,407        (8,028)

    Less reclassification for gains
     included in net income ........................         (136)      (33,887)
                                                         --------      --------

                                                            3,271       (41,915)

  Currency translation adjustment ..................      (26,744)       (7,617)

  Pension liabilities adjustment ...................          941          (332)
                                                         --------      --------

    Total other comprehensive
     income (loss), net ............................      (22,532)      (49,864)
                                                         --------      --------

      Comprehensive income .........................     $ 35,940      $ 39,675
                                                         ========      ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2000 and 2001

                                 (In thousands)

                                                           2000           2001
                                                           ----           ----

Cash flows from operating activities:
  Net income .........................................   $  58,472    $  89,539
  Depreciation, depletion and amortization ...........      53,609       56,054
  Legal settlement gains, net ........................     (43,000)     (10,307)
  Insurance gain .....................................        --         (4,551)
  Securities transactions ............................      (5,763)     (51,874)
  Noncash interest expense ...........................       6,998        4,893
  Deferred income taxes ..............................      38,780       16,257
  Minority interest ..................................      33,481       23,668
  Other, net .........................................     (11,119)      (1,380)
  Equity in:
    TIMET ............................................       7,997      (16,172)
    Other ............................................        (823)        (446)
  Distributions from:
    Manufacturing joint venture ......................       7,550        5,513
    Other ............................................          81        1,300
                                                         ---------    ---------

                                                           146,263      112,494

  Change in assets and liabilities:
    Accounts and other receivables ...................     (40,455)     (10,181)
    Inventories ......................................      23,091       15,985
    Accounts payable and accrued liabilities .........      10,262       (8,970)
    Accounts with affiliates .........................       8,758       11,012
    Income taxes .....................................       7,979       12,241
    Other, net .......................................      (8,343)     (13,768)
                                                         ---------    ---------

        Net cash provided by operating activities ....     147,555      118,813
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................     (39,571)     (45,248)
  Purchases of:
    Business unit ....................................      (9,497)        --
    Tremont common stock .............................     (37,482)        (198)
    NL common stock ..................................     (29,180)      (9,853)
    CompX common stock ...............................        --         (2,650)
  Loans to affiliates:
    Loans ............................................     (21,969)     (20,000)
    Collections ......................................      21,969         --
  Property damaged by fire:
    Insurance proceeds ...............................        --         10,500
    Other, net .......................................        --         (2,100)
  Proceeds from disposal of marketable securities ....         158       16,802
  Change in restricted cash equivalents, net .........        (377)         838
  Other, net .........................................       2,176         (239)
                                                         ---------    ---------

        Net cash used by investing activities ........    (113,773)     (52,148)
                                                         ---------    ---------

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2000 and 2001

                                 (In thousands)

                                                            2000         2001
                                                            ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  37,797    $  46,356
    Principal payments ...............................     (49,294)    (101,671)
  Loans from affiliate:
    Loans ............................................       6,000       76,666
    Repayments .......................................      (8,082)     (73,731)
  Valhi dividends paid ...............................     (17,376)     (20,863)
  Distributions to minority interest .................      (7,318)      (7,950)
  Other, net .........................................       3,571        1,217
                                                         ---------    ---------

      Net cash used by financing activities ..........     (34,702)     (79,976)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......        (920)     (13,311)
  Currency translation ...............................      (3,976)         232
Cash and equivalents at beginning of period ..........     152,707      135,017
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 147,811    $ 121,938
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  37,805    $  36,770
    Income taxes, net ................................      16,950       26,880

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $    --      $    --
    Goodwill and other intangible assets .............       2,561         --
    Other noncash assets .............................       8,458         --
    Liabilities ......................................      (1,522)        --
                                                         ---------    ---------

    Cash paid ........................................   $   9,497    $    --
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2001

                                 (In thousands)


                                          Additional            Accumulated other comprehensive income               Total
                                  Common   paid-in    Retained   Marketable   Currency      Pension    Treasury  stockholders'
                                  stock    capital    earnings   securities  translation  liabilities   stock       equity
                                  -----    -------    --------   ----------  -----------  -----------   -----       ------

Balance at December 31, 2000 ..   $1,257   $44,345   $ 591,030    $ 132,580    $(60,811)   $(4,517)   $(75,649)   $ 628,235

Net income ....................     --        --        89,539         --          --         --          --         89,539

Dividends .....................     --        --       (20,863)        --          --         --          --        (20,863)

Other comprehensive income, net     --        --          --        (41,915)     (7,617)      (332)       --        (49,864)

Other, net ....................        1       601        --           --          --         --          --            602
                                  ------   -------   ---------    ---------    --------    -------    --------    ---------

Balance at September 30, 2001 .   $1,258   $44,946   $ 659,706    $  90,665    $(68,428)   $(4,849)   $(75,649)   $ 647,649
                                  ======   =======   =========    =========    ========    =======    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2000 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2000 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report").

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

     Contran Corporation holds, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 during the first nine months of 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior accounting rules, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations (including step acquisitions). Under SFAS No. 141, all business combinations will be accounted for by the purchase method, and the pooling-of-interests method will be prohibited.

Note 2 - Business segment information:

                                                             % owned at
      Business                    Entity                September 30, 2001

  Chemicals             NL Industries, Inc.                     61%
  Component products    CompX International Inc.                69%
  Waste management      Waste Control Specialists               90%
  Titanium metals       Tremont Group, Inc.                     80%

     Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at September 30, 2001. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 21% of NL and 39% of Titanium Metals Corporation ("TIMET") at September 30, 2001.

                                       Three months ended      Nine months ended
                                          September 30,           September 30,
                                       ------------------      ----------------
                                         2000       2001       2000       2001
                                         ----       ----       ----       ----
                                                      (In millions)

Net sales:
  Chemicals ........................    $242.3     $207.0     $724.4     $653.2
  Component products ...............      63.0       51.5      194.2      164.4
  Waste management .................       2.8        4.0       11.2       10.0
                                        ------     ------     ------     ------

    Total net sales ................    $308.1     $262.5     $929.8     $827.6
                                        ======     ======     ======     ======

Operating income:
  Chemicals ........................    $ 51.2     $ 29.9     $147.5     $114.1
  Component products ...............       9.2        4.7       31.6       17.0
  Waste management .................      (3.0)      (3.1)      (6.0)     (10.7)
                                        ------     ------     ------     ------

    Total operating income .........      57.4       31.5      173.1      120.4

General corporate items:
  Legal settlement gains, net ......      --         --         43.0       30.7
  Securities transactions ..........        .2        1.1        5.8       51.9
  Interest and dividend income .....       9.7        9.3       30.0       29.0
  Insurance gain ...................      --          3.8       --          4.5
  Expenses, net ....................      (8.1)      (6.7)     (27.5)     (25.3)
Interest expense ...................     (17.5)     (14.9)     (52.5)     (47.7)
                                        ------     ------     ------     ------
                                          41.7       24.1      171.9      163.5
Equity in:
  TIMET ............................      (1.5)       3.2       (8.0)      16.2
  Other ............................        .5        (.1)        .8         .4
                                        ------     ------     ------     ------

    Income before income taxes .....    $ 40.7     $ 27.2     $164.7     $180.1
                                        ======     ======     ======     ======

     During the first nine months of 2001, NL and CompX each purchased shares of their common stocks in market transactions for an aggregate of $9.9 million and $2.6 million, respectively, and Valhi purchased shares of Tremont common stock in market transactions for an aggregate of $198,000. The Company accounted for such increases in its ownership of NL, CompX and Tremont by the purchase method (step acquisitions).

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.


Note 3 -       Marketable securities:

                                                       December 31,   September 30,
                                                           2000           2001
                                                          ------         ------
                                                              (In thousands)

Current assets - Halliburton Company
 common stock (trading) ..........................       $   --         $ 11,609
                                                         ========       ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..............       $170,000       $170,000
  Halliburton Company common stock ...............         97,108         14,009
  Other common stocks ............................            898            682
                                                         --------       --------

                                                         $268,006       $184,691
                                                         ========       ========

     At September 30, 2001, Valhi held 1.1 million shares of Halliburton common stock (aggregate cost of $9 million) with a quoted market price of $22.55 per share, or an aggregate market value of $26 million. Of such Halliburton shares, approximately 515,000 Halliburton shares are classified as current trading securities and 621,000 are classified as noncurrent available-for-sale securities. Valhi's LYONs debt obligation are exchangeable at any time, at the option of the LYON holder, for the shares of Halliburton common stock classified as available-for-sale, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligation. The Halliburton shares classified as available-for-sale are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. The shares classified as trading securities were reclassified from available-for-sale in June and July 2001 when they became eligible to, and were, released from the escrow for the benefit of the holders of the LYONs. During the first nine months of 2001, certain LYONs holders exchanged their LYONs for 1.2 million Halliburton shares, and Valhi sold an additional 390,000 Halliburton shares in market transactions for aggregate proceeds of $16.8 million. See Notes 8 and 10.

     See the 2000 Annual Report for a discussion of the Company's  investment in
The   Amalgamated   Sugar   Company   LLC.   The   aggregate   cost   of   other
available-for-sale common stocks is nominal at September 30, 2001. See Note 10.

Note 4 -       Inventories:

                                                     December 31,    September 30,
                                                         2000            2001
                                                        ------          ------
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 66,061         $ 40,160
  Component products .........................           11,866           12,003
                                                       --------         --------
                                                         77,927           52,163
                                                       --------         --------
In process products:
  Chemicals ..................................            7,117            7,321
  Component products .........................           11,454           12,807
                                                       --------         --------
                                                         18,571           20,128
                                                       --------         --------
Finished products:
  Chemicals ..................................          107,895          112,654
  Component products .........................           12,811           10,275
                                                       --------         --------
                                                        120,706          122,929
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,790           27,572
                                                       --------         --------

                                                       $242,994         $222,792
                                                       ========         ========


Note 5 - Investment in affiliates:

                                                      December 31,    September 30,
                                                          2000            2001
                                                         ------          ------
                                                              (In thousands)

TiO2 manufacturing joint venture ...............        $150,002        $144,228
TIMET ..........................................          72,655          87,958
Other ..........................................          13,134          12,281
                                                        --------        --------

                                                        $235,791        $244,467
                                                        ========        ========

     At September 30, 2001, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $3.20 per share, or an aggregate of $39 million.

     At September 30, 2001, TIMET reported total assets and stockholders' equity of $756.5 million and $388.2 million, respectively. TIMET's total assets at such date include current assets of $292.1 million, property and equipment of $274.0 million and goodwill and other intangible assets of $56.7 million. TIMET's total liabilities at such date include current liabilities of $106.2 million, long-term debt of $16.7 million, accrued OPEB costs of $17.2 million and convertible preferred securities of $201.2 million.

     During the first nine months of 2001, TIMET reported net sales of $370.5 million, operating income of $56.8 million and net income of $30.3 million (2000 first nine months - net sales of $320.3 million, an operating loss of $35.5 million and a net loss of $32.5 million).

Note 6 - Other assets:

                                                     December 31,    September 30,
                                                         2000            2001
                                                        ------          ------
                                                            (In thousands)

Loans and other receivables:
  Snake River Sugar Company:
    Principal ................................         $ 80,000         $ 80,000
    Interest .................................           17,526           21,420
  Other ......................................            4,754            6,702
                                                       --------         --------
                                                        102,280          108,122

  Less current portion .......................            1,740            3,610
                                                       --------         --------

  Noncurrent portion .........................         $100,540         $104,512
                                                       ========         ========

Other noncurrent assets:
  Restricted cash investments ................         $ 22,897         $ 17,473
  Intangible assets ..........................            5,945            5,222
  Deferred financing costs ...................            2,527            1,590
  Other ......................................           18,235           19,530
                                                       --------         --------

                                                       $ 49,604         $ 43,815
                                                       ========         ========


Note 7 -       Accrued liabilities:

                                                      December 31,    September 30,
                                                          2000             2001
                                                         ------           -----
                                                              (In thousands)

Current:
  Employee benefits ..........................         $ 44,397         $ 37,554
  Environmental costs ........................           56,323           66,780
  Interest ...................................            6,172           12,274
  Deferred income ............................            7,241           12,039
  Other ......................................           48,298           48,703
                                                       --------         --------

                                                       $162,431         $177,350
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 22,424         $ 20,474
  Employee benefits ..........................           11,893           10,185
  Deferred income ............................            5,453            2,363
  Other ......................................            1,285            2,830
                                                       --------         --------

                                                       $ 41,055         $ 35,852
                                                       ========         ========

Note 8 - Notes payable and long-term debt:

                                                         December 31, September 30,
                                                             2000         2001
                                                            ------       ------
                                                               (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements ...........     $ 70,039     $ 47,435
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    LYONs ............................................      100,333       24,900
    Bank credit facility .............................       31,000       30,000
    Other ............................................        2,880        2,880
                                                           --------     --------

                                                            384,213      307,780
                                                           --------     --------

  Subsidiaries:
    NL Senior Secured Notes ..........................      194,000      194,000
    CompX bank credit facility .......................       39,000       49,000
    Waste Control Specialists bank term loan .........        5,311         --
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        4,683        3,795
                                                           --------     --------

                                                            245,425      249,226
                                                           --------     --------

                                                            629,638      557,006

  Less current maturities ............................       34,284        1,551
                                                           --------     --------

                                                           $595,354     $555,455
                                                           ========     ========

     During the first nine months of 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during the first nine months of 2001 was so settled. See Note 10. Also during the first nine months of 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates.

     In February 2001, a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, and such debt became payable to such Valhi subsidiary. Accordingly, such debt is eliminated in Valhi's consolidated financial statements at September 30, 2001. In November 2001, the maturity date of Valhi's bank credit facility was extended one year to November 2002, and the size of the facility was increased $10 million to $55 million.

Note 9 - Accounts with affiliates:

                                                      December 31,     September 30,
                                                          2000             2001
                                                         ------           ------
                                                               (In thousands)

Receivables from affiliates:
  Loan to Contran family trust .................         $  --           $20,000
  TIMET ........................................             599             504
  Other ........................................             286             385
                                                         -------         -------

                                                         $   885         $20,889
                                                         =======         =======

Payables to affiliates:
  Demand loan from Contran:
    Valhi ......................................         $ 8,000         $24,335
    Tremont ....................................          13,403            --
  Income taxes payable to Contran ..............           1,666          13,222
  Louisiana Pigment Company ....................           8,710           7,592
  Other, net ...................................             263             289
                                                         -------         -------

                                                         $32,042         $45,438
                                                         =======         =======

     In May 2001, NL Environmental Management Services, Inc ("EMS"), NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($20 million outstanding at September 30, 2001). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS and used the proceeds to repay its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements at September 30, 2001.

Note 10 -      Other income:

                                                            Nine months ended
                                                              September 30,
                                                         2000              2001
                                                         ----              ----
                                                              (In thousands)

Securities earnings:
  Interest and dividends .....................         $ 29,978         $ 29,045
  Securities transactions, net ...............            5,763           51,874
                                                       --------         --------

                                                         35,741           80,919
Legal settlement gains, net ..................           43,000           30,723
Noncompete agreement income ..................            3,000            3,000
Currency transactions, net ...................            4,227              543
Insurance gain ...............................             --              4,551
Other, net ...................................            4,562            4,006
                                                       --------         --------

                                                       $ 90,530         $123,742
                                                       ========         ========

     Net securities transactions gains in the first nine months of 2001 are comprised of (i) a $33.1 million gain related to LYONs exchanges, (ii) a $13.7 million gain related to the sale of 390,000 shares of Halliburton common stock in market transactions, (iii) a $14.2 million gain related to the reclassification of 515,000 Halliburton shares from available-for-sale to trading securities, (iv) a $6.7 million net unrealized loss related to changes in market value of the Halliburton shares classified as trading securities and
(v) a $2.3 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 3 and 8.

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

Note 11 - Provision for income taxes:

                                                               Nine months ended
                                                                  September 30,
                                                                2000       2001
                                                                ----       ----
                                                                  (In millions)

Expected tax expense .....................................     $57.6      $63.0
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ...........      12.9        2.7
Non-U.S. tax rates .......................................      (4.3)      (4.8)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ................................        .9       (2.1)
No tax benefit for goodwill amortization .................       4.0        4.4
U.S. state income taxes, net .............................       1.5        2.7
Other, net ...............................................        .1        1.0
                                                               -----      -----

                                                               $72.7      $66.9
                                                               =====      =====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Net income .............................................     $72.7      $66.9
  Other comprehensive income:
    Marketable securities ................................       2.0      (22.5)
    Currency translation .................................     (19.4)      (1.3)
    Pension liabilities ..................................        .6        (.3)
                                                               -----      -----

                                                               $55.9      $42.8
                                                               =====      =====

Note 12 - Minority interest:

                                                   December 31,        September 30,
                                                       2000               2001
                                                      ------             ------
                                                           (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 66,761           $ 69,289
Tremont Corporation ......................             34,235             38,274
CompX International ......................             49,003             46,359
Subsidiaries of NL .......................              6,279              7,211
                                                     --------           --------

                                                     $156,278           $161,133
                                                     ========           ========

                                                           Nine months ended
                                                              September 30,
                                                         2000              2001
                                                         ----              ----
                                                              (In thousands)

Minority interest in net earnings (losses):
NL Industries ..............................          $ 23,500           $15,562
Tremont Corporation ........................             1,223             4,500
CompX International ........................             6,871             2,653
Subsidiaries of NL .........................             1,655               953
Subsidiaries of Tremont ....................               235              --
Subsidiaries of CompX ......................                (3)             --
                                                      --------           -------

                                                      $ 33,481           $23,668
                                                      ========           =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at September 30, 2001.

Note 13 - Leverkusen fire and insurance claim:

     On March 20, 2001, NL suffered a fire at its Leverkusen, Germany titanium dioxide pigments ("TiO2") facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001. The facility's sulfate-process plant became approximately 50% operational in September 2001, and became fully operational in late October 2001. In April the undamaged section of the sulfate-process plant resumed limited production (5% to 20% of capacity) of an intermediate form of TiO2, which was transported to NL's Nordenham, Germany sulfate-process TiO2 plant to be further processed and finished into certain grades of TiO2. NL's ability to produce the intermediate form of TiO2 at its Leverkusen facility was limited by the available excess capacity at its Nordenham plant.

     The damages to property and the business interruption losses caused by the fire were covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries. Chemicals operating income in the third quarter and first nine months of 2001 includes $3 million and $8 million, respectively, of business interruption insurance proceeds as partial payments for losses caused by the Leverkusen fire. Such business interruption proceeds were recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production. NL also recognized advance payments of $5 million and $10.5 million, respectively, in the third quarter and first nine months of 2001 for property damage and related cleanup cost insurance recoveries, resulting in insurance gains of $3.8 million and $4.5 million, respectively, as the advance payments received exceeded the carrying value of the property destroyed and cleanup costs incurred. See Note 10. In October 2001, NL reached an agreement in principle with its insurance carriers to settle the coverage claims caused by the fire under which NL expects to receive additional insurance proceeds of $25 million for business interruption losses and $13 million for property damage costs. The Company expects to report a gain, net of certain expenses, related to these amounts in the fourth quarter of 2001.

Note 14 - Accounting principles not yet adopted:

     The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill") will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but all goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company will complete its initial goodwill impairment analysis under the new standard during 2002. If any goodwill impairment under the new standard is determined to exist, such impairment would be recognized as a cumulative effect of a change in accounting principle no later than December 31, 2002, as provided by the transition requirement of SFAS No. 142. The Company would have reported net income of approximately $101 million, or $.87 per diluted share, in the first nine months of 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

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

     The Company will adopt SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, no later than January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is still studying this newly-issued standard, and the effect, if any, to the Company of adopting SFAS No. 144 has not yet been determined.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     The Company reported net income of $10.3 million, or $.09 per diluted share, in the third quarter of 2001 compared to net income of $13.0 million, or $.11 per diluted share, in the third quarter of 2000. Excluding the effects of the unusual item discussed in the next paragraph, the Company would have reported net income of $8.5 million in the third quarter of 2001. For the first nine months of 2001, the Company reported net income of $89.5 million, or $.77 per diluted share, compared to net income of $58.5 million, or $.50 per diluted share, in the first nine months of 2000. Excluding the effects of the unusual items discussed in the next paragraph, the Company would have reported net income of $28.5 million in the first nine months of 2001 compared to net income of $38.9 million in the first nine months of 2000.

     The Company's results in the third quarter and first nine months of 2001 include pre-tax insurance gains of $3.8 million and $4.5 million, respectively, ($1.8 million and $2.0 million, respectively, or each $.02 per diluted share, net of income taxes and minority interest) related to insurance recoveries received by NL resulting from the March 2001 fire at one of NL's facilities, as insurance recoveries received exceeded the carrying value of the property destroyed and cleanup costs incurred. The Company's year-to-date results in 2001 include previously-reported second quarter (i) aggregate net securities transactions gains of $50.8 million ($33.2 million, or $.29 per diluted share, net of income taxes and minority interest) related principally to the disposition of a portion of the shares of Halliburton Company common stock held by the Company, including dispositions when certain holders of the Company's LYONs debt obligation exercised their right to exchange such debt for such Halliburton stock and (ii) equity in earnings of TIMET of $15.7 million ($7.5 million, or $.06 per diluted share, net of income taxes and minority interest) related to TIMET's previously-reported settlement with Boeing. The Company's year-to-date results in 2001 also include the previously-reported first quarter pre-tax gains aggregating $30.7 million ($18.4 million, or $.16 per diluted share, net of income taxes and minority interest) related to NL's legal settlements with certain of its former insurance carriers and the settlement of certain litigation to which Waste Control Specialists was a party. The Company's year-to-date results in 2000 include previously-reported second quarter (i) pre-tax gain of $43 million ($17.3 million, or $.15 per diluted share, net of income taxes and minority interest) related to NL's legal settlements with certain other of its former insurance carriers and (ii) net securities transaction gains of $5.6 million ($2.3 million, or $.02 per diluted share, net of income taxes and minority interest) related principally to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain policies. See Notes 10 and 13 to the Consolidated Financial Statements.

     Total operating income in the third quarter of 2001 decreased 45% compared to the third quarter of 2000, and decreased 30% in the first nine months of 2001 compared to the same period in 2000, due to lower chemicals earnings at NL, lower component products operating income at CompX International and higher waste management operating losses at Waste Control Specialists.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance hereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, the introduction of trade barriers, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), recoveries from insurance claims and the timing thereof (such as NL's insurance claims with respect to the fire it suffered at one of its German TiO2 production facilities), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

     NL's titanium dioxide pigments ("TiO2") operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                             Three months ended         Nine months ended
                               September 30,        %    September 30,           %
                             ----------------       -    -------------           -
                              2000     2001      Change  2000      2001       Change
                              ----     ----      ------  ----      ----       ------
                               (In millions)              (In millions)

Net sales ..............    $242.3    $207.0      -15%  $724.4    $653.2      -10%
Operating income .......      51.2      29.9      -42%   147.5     114.1      -23%

     Chemicals sales and operating income decreased in the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to lower TiO2 sales and production volumes and lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) during the third quarter of 2001 were 6% lower compared to the third quarter of 2000, while they were comparable in the first nine months of 2001 compared to the same period in 2000.

     NL's TiO2 sales volumes in the third quarter of 2001 were 9% lower than the near-record third quarter of 2000, with moderately higher volumes in export markets more than offset by lower volumes in North America and Europe of 4% and 17%, respectively. NL's TiO2 sales volumes in the first nine months of 2001 were 10% lower than the first nine months of 2000. NL's TiO2 production volumes in the third quarter of 2001 were 4% lower than the third quarter of 2000, with operating rates at 95% of capacity in 2001 compared to near full capacity in 2000. The lower production volumes related primarily to lost sulfate-process production resulting from the previously-reported fire at NL's Leverkusen, Germany facility. NL's TiO2 production volumes were 4% lower for the first nine months of 2001 compared to the same period in 2000, with operating rates at 94% of capacity in 2001 compared to near full capacity in 2000. The Leverkusen sulfate-process plant became approximately 50% operational in September 2001, and returned to full operation in late October 2001.

     The damages to property and the business interruption losses caused by the Leverkusen fire were covered by insurance. Chemicals operating income in the third quarter and first nine months of 2001 includes $3 million and $8 million, respectively, of business interruption insurance proceeds as partial payments for losses caused by the Leverkusen fire. NL also recognized payments of $5 million and $10.5 million, respectively, in the third quarter and first nine months of 2001 for property damage and related cleanup cost insurance recoveries related to the fire, resulting in an insurance gain of $3.8 million and $4.5 million, respectively, as insurance recoveries received exceeded the carrying value of the property destroyed and cleanup costs incurred. Such insurance gains are not reported as a component of chemicals operating income but are included in general corporate items. In October 2001, NL reached an agreement in principle with its insurance carriers to settle the coverage claims caused by the fire under which NL expects to receive additional insurance proceeds of $25 million for business interruption losses and $13 million for property damage costs. The Company expects to report a gain, net of certain expenses, related to these amounts in the fourth quarter of 2001.

     The sustained slowdown in the worldwide economy continues to cause a reduction in demand for TiO2, thereby hampering NL's efforts to improve TiO2 prices. Due to the global economic slowdown, NL expects that TiO2 prices, which have generally been trending downward during the first nine months of 2001, will continue to trend downward through the end of the year and perhaps into the first quarter of 2002. Overall, NL expects its TiO2 operating income during calendar 2001 will be significantly lower than calendar 2000 primarily because of lower average TiO2 selling prices, lower sales and production volumes and higher energy costs.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) in the first nine months of 2001 decreased 4% compared to the first nine months of 2000. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in the first nine months of 2001 by a net $24 million compared to the first nine months of 2000. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating expenses that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during the first nine months of 2001 compared to the first nine months of 2000. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in the first nine months of 2001 compared to the first nine months of 2000.

     Chemicals operating income, as presented above, is stated net of amortization of the Company's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $18.9 million and $19.2 million in the first nine months of 2000 and 2001, respectively, as compared to amounts separately reported by NL.

Component Products

                            Three months ended         Nine months ended
                               September 30,      %      September 30,          %
                               ------------       -      -------------          -
                               2000    2001     Change   2000      2001      Change
                               ----    ----     ------   ----      ----      ------
                                (In millions)            (In millions)

Net sales ................    $ 63.0   $ 51.5     -18%  $194.2    $164.4      -15%
Operating income .........       9.2      4.7     -49%    31.6      17.0      -46%

     Component products sales and operating income decreased in the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to continued weak economic conditions in the manufacturing sector in North America, Europe and Asia. During the first nine months of 2001, sales of slide products decreased 25% compared to the first nine months of 2000, and sales of security products and ergonomic products decreased 11% and 13%, respectively. CompX's efforts to reduce manufacturing and other costs partially offset the effect of the decline in sales, although CompX was unable to sufficiently reduce fixed costs to fully compensate for the lower level of sales. Operating income and margins were also adversely impacted in 2001 by unfavorable changes in product mix and pricing pressures from foreign-based manufacturers.

     CompX remains concerned and uncertain regarding the duration and severity of the current weak economic environment and its impact on CompX's business. CompX continues to see downward pressure on its sales as its customers and the overall industry respond to the continuing contracting economic environment, indicating that CompX's results of operations in the fourth quarter of 2001 will be lower than CompX's previous expectations. CompX continues to implement various cost control initiatives, including ongoing headcount rationalization efforts and operational cost improvements. These cost reduction measures are designed to minimize the adverse affect of lower sales and more favorably position CompX to meet demand when the economy recovers.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first nine months of 2001, currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted component products sales compared to the first nine months of 2000 (principally with respect to slide products), decreasing component products sales by 2%. Currency exchange rate fluctuations with respect to the Canadian dollar positively affected CompX's operating income comparisons in the first nine months of 2001, while exchange rate fluctuations with respect to the euro and other currencies did not materially impact these operating income comparisons. Excluding the effect of currency, operating income decreased 45% in the first nine months of 2001 as compared to the same period in 2000.

Waste Management

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                      ----------------       ------------------
                                      2000        2001       2000          2001
                                      ----        ----       ----          ----
                                                     (In millions)

Net sales ....................       $ 2.8       $ 4.0       $11.2        $10.0
Operating loss ...............        (3.0)       (3.1)       (6.0)       (10.7)

     Waste management operating losses increased in the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to the effect of continued weak demand for Waste Control Specialists' waste management services, higher expenses associated with its permitting efforts and expenses associated with the start-up of certain new waste disposal process equipment. Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. The hazardous waste industry (other than low-level and mixed radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed radioactive wastes.

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

     Waste Control Specialists is continuing its attempts to emphasize its sales and marketing efforts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. Waste Control Specialists is also continuing to identify and attempt to obtain modifications to its current permits that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. Depending on the form of the transaction that any such strategic alternative might take, it is possible that the Company might report a loss with respect to such a transaction.

TIMET

                                       Three months ended      Nine months ended
                                          September 30,          September 30,
                                       -----------------       ----------------
                                       2000         2001       2000        2001
                                       ----         ----       ----        ----
                                                     (In millions)
TIMET historical:
  Net sales ......................     $106.8      $126.5     $320.3      $370.5
  Operating income (loss) ........       (7.6)       10.0      (35.5)       56.8
  Net income (loss) ..............       (7.9)        4.4      (32.5)       30.3

Equity in earnings (losses) ......     $ (1.5)     $  3.2     $ (8.0)     $ 16.2

     Tremont accounts for its interest in TIMET by the equity method. Tremont's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont.

     In April 2001, TIMET settled the litigation between TIMET and Boeing related to their 1997 long-term purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET from 2002 through 2007, subject to certain maximum quarterly volume levels. In consideration, Boeing will annually advance TIMET $28.5 million for the upcoming year. The initial advance for calendar year 2002 will be made in December 2001, with each subsequent advance made in early January of the applicable calendar year beginning in 2003. The amended long-term agreement is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities. TIMET's operating income in the first nine months of 2001 includes income in the second quarter of approximately $62.7 million related to this settlement, net of associated legal, profit sharing and other costs.

     During the third quarter of 2001, TIMET's mill products sales volumes increased 6% compared to the third quarter of 2000, and sales volumes of its melted products (ingot and slab) increased 42%. TIMET's average selling prices (in billing currencies) for its mill products increased 5% in the third quarter of 2001 compared to the third quarter of 2000, and melted product selling prices increased 13%. During the first nine months of 2001, TIMET's mill products sales volumes increased 10% compared to the first nine months of 2000, and sales volumes of its melted products increased 40%. TIMET's average selling prices (in billing currencies) for its mill products increased 1% in the first nine months of 2001 compared to the same period in 2000, and melted product selling prices increased 6%. Operating income comparisons were also favorably impacted by higher operating rates at certain plants and lower energy costs. In addition to the Boeing settlement discussed above, TIMET's operating results in 2001 also include a $10.8 million second quarter pre-tax asset impairment charge related to certain manufacturing assets and a $3.8 million pre-tax charge ($1 million in the first quarter and $2.8 million in the second quarter) related to TIMET's previously-reported tungsten matter, further discussed below. TIMET's operating results in the first nine months of 2000 include a net $8.3 million of previously-reported special charges.

     In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the possible scope of this problem, including identification of the customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability TIMET may incur with respect to this matter. TIMET currently believes that it is unlikely that its insurance policies will provide coverage for any costs that may be associated with this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. The $3.8 million amount accrued through September 30, 2001 represents TIMET's best estimate of the most likely amount of loss it will incur. However, it may not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter at September 30, 2001.

     The commercial aerospace industry has significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace industry in 2001 are expected to account for approximately 40% of the estimated 54,000 metric tons of aggregate titanium mill product demand, and this market has been the principal driver of increased industry shipments over the last year. TIMET's business is more dependent on commercial aerospace demand as shipments to this market are presently estimated to represent approximately 80% of TIMET's sales revenues in 2001. TIMET's recently-improved financial performance has principally been driven by heightened sales volumes and increased selling prices on both mill and melted products destined for commercial aerospace.

     The economic slowdown in the U.S. and other regions of the world recently began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. The September 11, 2001 terrorist attacks exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. Since that time, airline passenger traffic has declined substantially and airlines are reporting significant losses. In response to the current business climate, airlines have announced a number of actions to reduce both costs and capacity, including the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing aircraft purchase options to expire. Both Boeing and Airbus have indicated that deliveries of large commercial aircraft over the next two years are now expected to be lower than previously anticipated.

     The commercial aerospace supply chain is decentralized and fragmented. Aircraft and jet engine manufacturers, as well as other companies in the supply chain, are still assessing the impact these events will have on their businesses. Although they will clearly have a negative effect on suppliers throughout this sector, including TIMET, the magnitude and duration of that impact is still very uncertain. While TIMET is regularly talking with its customers, most of their views are only speculative at this time given the limited information currently available.

     The Airline Monitor, a leading aerospace publication, recently published its revised forecast of large commercial aircraft deliveries which attempts to take into consideration the events of September 11, 2001. The Airline Monitor's current forecast of large commercial aircraft deliveries is for 820 deliveries in 2001, 660 deliveries in 2002 and 505 deliveries in 2003. Compared to The Airline Monitor's previous forecast (pre-September 11) for the same periods, these delivery rates represent declines of 8%, 26% and 34%, respectively. As compared to pre-September 11 estimated 2001 deliveries of 890 aircraft,
deliveries   in  2002  and  2003  are  expected  to  decline  by  26%  and  43%, respectively.

     TIMET presently believes commercial aerospace demand for titanium products over the next year could decline by 30% to 40% from 2001 levels, resulting from a combination of reduced aircraft production rates and excess inventory being created throughout the supply chain. Although quantitative information is not readily available, TIMET believes that no significant amount of excess titanium inventory existed prior to September 11, 2001. However, a sharp decline in demand could potentially cause a significant amount of inventory accumulation. This would likely lead to order demand for titanium products falling below actual consumption. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Since TIMET will begin producing products in 2002 destined for aircraft to be delivered in 2003, it expects to see a decline in its 2002 business that is similar to aircraft delivery reductions relative to 2003.

     TIMET's order backlog at the end of September 2001 was approximately $315 million compared to $245 million at December 31, 2000. However, TIMET's order backlog may not be a reliable indicator of future business activity. TIMET has recently experienced a number of customer requests to defer or cancel scheduled orders. TIMET believes such requests will continue and may accelerate in the near-term. As aircraft and jet engine manufacturers settle upon a production schedule for next year, information should be communicated through the supply chain providing TIMET a better understanding of its business outlook.

     TIMET is preparing for the anticipated downturn by taking a number of actions, including, but not limited to, (i) reducing plant operating rates and employment levels as business declines, (ii) negotiating improved pricing at lower volume commitments for certain raw materials, (iii) reducing discretionary spending and (iv) negotiating various other concessions from both suppliers and service providers. For the longer term, TIMET is evaluating product line and facilities consolidations that may permit it to meaningfully reduce its cost structure while maintaining and even increasing its market share.

     In October 2001, TIMET announced that operating rates are being reduced at both its Henderson, Nevada and Morgantown, Pennsylvania facilities. In Nevada, TIMET is reducing its vacuum arc melting rates by about 40%. In Pennsylvania, TIMET intends to stop production on one of its three electron beam cold hearth melting operations this year and is reducing the operating rate on another furnace. Production in Pennsylvania is expected to decline by about 20% after these decisions are fully implemented. These actions will result in TIMET's employment levels declining by approximately 50 people, however TIMET anticipates further reductions in operating rates and employment levels in the future as demand for titanium products declines.

     Current business conditions make it particularly difficult to predict TIMET's future financial results and, therefore, undue reliance should not be placed on the following comments as actual results may differ materially from expectations. For the fourth quarter of 2001, TIMET believes its sales may range between $90 million and $120 million, reflecting the net effects of changes in sales volumes, selling prices and mix. Excluding the effect of the Boeing settlement and special charges, TIMET expects to be near break-even on operating income and report a net loss for the full year of 2001.

     For 2002, TIMET believes it may experience a 30% to 40% decline in its commercial aerospace sales volumes as compared to expected 2001 levels, which presently represents about 80% of TIMET's sales. A change in demand of this magnitude will likely result in heightened competitive pricing pressures resulting in decreased selling prices. TIMET believes the net effects of changes in sales volumes, selling prices, and customer and product mix could result in sales ranging from $350 million to $400 million in calendar 2002. TIMET's cost of sales is affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. TIMET believes that costs for titanium sponge and scrap will trend down over the next year while energy costs may remain volatile. However, as TIMET reduces production volumes in response to reduced order demand, certain manufacturing overhead costs are likely to decrease at a slower rate and to a lesser extent than production volume changes, resulting in higher costs relative to production levels. TIMET's gross margin expectation for 2002 is uncertain at this time, although TIMET anticipates that the adverse effects of decreased selling prices and lower plant operating rates will only be partially offset by lower raw material costs and other cost control actions TIMET is presently taking. TIMET believes gross margins, excluding special items, in 2002 may decline substantially as compared to 2001.

     TIMET is currently assessing the longer-term impact of these changes to its business environment noted above, and is developing plans to respond to such changes. In this regard, TIMET is evaluating workforce reductions, product line and facility consolidations and other cost control measures. In addition, TIMET is evaluating whether recognition of any impairment of its tangible and intangible assets is required, and if so the amount thereof. Such potential charges, if any, are not yet reasonably estimable due to the period of time necessary for external information to become available to, and be analyzed and assessed by, TIMET. Accordingly, restructuring, asset impairment and other special charges may impact TIMET's results in the fourth quarter of 2001 and next year as well.

General corporate and other items

     General corporate. General corporate interest and dividend income decreased slightly in the third quarter and first nine months of 2001 compared to the same periods of 2000 as a slightly higher level of distributions from The Amalgamated Sugar Company LLC in 2001 was more than offset by a lower interest rate on the Company's $80 million loan to Snake River Sugar Company (which rate was reduced from 12.99% to 6.49% effective April 1, 2000) and a lower level of funds available for investment. General corporate interest and dividend income for all of 2001 is expected to be somewhat lower than 2000.

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

     The insurance gain is discussed in Note 13 to the Consolidated Financial Statements. In October 2001, NL reached an agreement in principle with its insurance carriers to settle the coverage claims caused by the Leverkusen fire under which NL expects to receive additional insurance proceeds of $25 million for business interruption losses and $13 million for property damage costs. The Company expects to report a gain, net of certain expenses, related to these amounts in the fourth quarter of 2001.

     Securities transactions gains in the first nine months of 2001 relate principally to exchanges of LYONs. Securities transactions in the first nine months of 2001 also include (i) a $14.2 million gain related to the reclassification of certain shares of Halliburton common stock from available-for-sale to trading securities, (ii) a $6.7 million net unrealized loss related to changes in market value of the Halliburton shares classified as trading securities and (iii) Valhi's sale of 390,000 Halliburton shares in market transactions for aggregate proceeds of $16.8 million. See Notes 3 and 10 to the Consolidated Financial Statements.

     Net general corporate expenses decreased in the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to lower environmental and legal expenses of NL, offset in part by higher compensation-related expenses for Tremont. Net general corporate expenses in calendar 2001 are currently expected to be somewhat lower compared to calendar 2000.

     Interest expense. Interest expense declined in the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to lower interest rates on variable-rate borrowings and a lower level of outstanding indebtedness of NL and Valhi, offset in part by higher levels of indebtedness at CompX. Interest expense during the fourth quarter of 2001 is expected to be lower than the same period in 2000.

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

     During the first nine months of 2001, NL and Tremont reduced their deferred income tax valuation allowances by $1.3 million and $800,000, respectively, primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria.

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

     In December 2000, TRECO LLC, a 75%-owned subsidiary of Tremont, acquired the 25% interest in TRECO previously held by the other owner of TRECO, and TRECO became a wholly-owned subsidiary of Tremont. Accordingly, no minority interest in the earnings of Tremont subsidiaries is reported beginning in 2001.

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first nine months of 2000 and 2001.

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

     Investing and financing activities. Approximately 72% of the Company's consolidated capital expenditures during the first nine months of 2001 relate to NL, 21% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. Capital expenditures in the first nine months of 2001 include an aggregate of $11.7 million related to the rebuilding of NL's Leverkusen plant. During the first nine months of 2001, NL and CompX each purchased shares of their respective common stocks in market transactions for an aggregate of $9.9 million and $2.6 million, respectively, and Valhi purchased shares of Tremont common stock in market transactions for an aggregate of $198,000. In addition, (i) EMS loaned a net $20 million to one of the family trusts discussed in Note 1 to the Consolidated Financial Statements, (ii) NL received $10.5 million of insurance recoveries for property damage and clean-up costs associated with the Leverkusen fire and (iii) Valhi sold 390,000 shares of Halliburton common stock in market transactions for aggregate proceeds of $16.8 million.

     During the first nine months of 2001, (i) Valhi repaid a net $1 million under its revolving bank credit facility and borrowed a net $16 million under short-term demand loans from Contran, (ii) CompX borrowed a net $10 million under its revolving bank credit facility and (iii) NL repaid euro 24 million ($21.4 million when repaid) of its short-term non-U.S. notes payable. In addition, (i) a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, (ii) $142.6 million principal amount at maturity ($79.9 million accreted value) of Valhi's LYONs debt obligation were retired either through exchanges or redemptions and (iii) EMS entered into a $13.4 million reducing revolving intercompany credit facility with Tremont, the proceeds of which were used to repay Tremont's loan from Contran. See Notes 8 and 9 to the Consolidated Financial Statements.

     At September 30, 2001, unused credit available under existing credit facilities approximated $90.5 million, which was comprised of $51 million available to CompX under its revolving senior credit facility, $25 million available to NL under non-U.S. credit facilities and $14.5 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At September 30, 2001, NL had cash and cash equivalents of $190 million, including restricted cash balances of $93 million, and NL had $25 million available for borrowing under its non-U.S. credit facilities.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL has received tax assessments from the Norwegian tax authorities proposing tax deficiencies, including interest, of NOK 39 million pertaining to 1994 and 1996. NL was unsuccessful in appealing these assessments, and in June 2001 NL paid $4.3 million to the Norwegian tax authorities to settle this matter. NL had previously adequately reserved for the payment. The previously-reported lien filed on its Norwegian TiO2 plant in favor of the Norwegian tax authorities has been released. NL has also received preliminary tax assessments for the years 1991 to 1998 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately BEF 14 million ($12.5 million at September 30, 2001). NL has filed protests to the assessments for the years 1991 to 1997 and expects to file a protest for 1998. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($106 million at September 30, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $170 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of its foreign exchange rate risk associated with such receivables or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. To manage such exchange rate risk, at December 31, 2000, CompX held contracts maturing through March 2001 to exchange an aggregate of U.S. $9 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar. CompX held no such contracts at September 30, 2001.

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

Waste management - Waste Control Specialists

     At September 30, 2001, Waste Control Specialists' indebtedness consists principally of (i) a $4.9 million term loan due in installments through November 2004 and (ii) $8.2 million of other borrowings under an $11 million revolving credit facility that matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements.

Tremont Corporation and Titanium Metals Corporation

     Tremont. Tremont is primarily a holding company which, at September 30, 2001, owned approximately 39% of TIMET and 21% of NL. At September 30, 2001, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $39 million and $153 million, respectively.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS (NL's majority-owned environmental management subsidiary), and Tremont repaid its loan from Contran. Such intercompany loan between EMS and Tremont ($12.9 million outstanding at September 30, 2001), collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements.

     Tremont has received a tax assessment from the U.S. federal tax authorities proposing tax deficiencies of $8.3 million. Tremont has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in Tremont's favor in view of the inherent uncertainties involved in tax proceedings. Tremont believes it has provided adequate accruals for additional taxes which may ultimately result from all such examinations, and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been ay decline in value below their net carrying amounts that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 2001, Tremont's net carrying value of its investment in TIMET was $7.16 per share compared to TIMET's NYSE stock price of $3.20 per share at that date. However, TIMET's stock price has been less than Tremont's per share carrying value of its investment in TIMET for only a relatively short period of time. In this regard, TIMET's stock price was trading over $10 per share prior to September 11, 2001. Tremont believes NYSE stock prices, particularly in the case of companies such as TIMET which have a major shareholder, are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. Tremont will continue to monitor and evaluate the value of its investment in TIMET based on, among other things, TIMET's results of operations, financial condition, liquidity and business outlook. In the event Tremont determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, Tremont would report an appropriate write-down at that time.

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

     TIMET. At September 30, 2001, TIMET had net cash of approximately $5.4 million ($10.0 million of debt and $15.4 million of cash and equivalents). TIMET expects to generate positive cash flow from operations in 2001 in the range of $80 million and $90 million, principally due to the Boeing settlement and the related $28.5 million advance payment applicable to 2002 purchases that TIMET expects to receive in December 2001. For U.S. federal income tax purposes, TIMET has net operating loss carryforwards of approximately $47 million at September 30, 2001 (after considering the effect of the Boeing settlement) and, accordingly, TIMET does not expect the Boeing settlement will require TIMET to make any material cash income tax payments.

     TIMET's capital expenditures during 2001 are currently expected to be about $15 million, covering principally capacity enhancements, capital maintenance, and safety and environmental projects. TIMET believes its cash, cash flow from operations, and borrowing availability under its credit agreements ($152 million available for borrowing at September 30, 2001) will satisfy its expected working capital, capital expenditures and other requirements over the next year.

     During June 2001, TIMET resumed payment of dividends on its outstanding $201.3 million of 6.625% convertible preferred securities, which had been suspended in April 2000. TIMET also paid the aggregate amount of dividends that have been previously deferred on such convertible preferred securities ($13.9 million) in June 2001. Prior to September 2001, TIMET was prohibited from paying dividends on its common stock due to restrictions contained in its U.S. credit agreement. In September 2001, such U.S. credit agreement was amended to permit TIMET to pay dividends on its common stock in amounts up to an aggregate of $10 million per year, provided certain specified conditions were met.

     TIMET used the proceeds from its settlement with Boeing to (i) pay legal and other costs associated with the Boeing settlement, (ii) pay the deferred dividends on its convertible preferred securities and (iii) repay a substantial portion of TIMET's outstanding revolving bank debt.

     In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"). Dividends on the SMC Preferred Stock for the period October 1998 through December 1999 were deferred by Special Metals. In April 2000, Special Metals resumed current dividend payments of $1.3 million each quarter, however dividends in arrears were not repaid. At September 30, 2001, the aggregate accrued and unpaid dividends on the SMC Preferred Stock ($8.8 million) was classified by TIMET as a noncurrent asset. TIMET understands that about 30% of Special Metal's sales are to the commercial aerospace industry, and therefore Special Metal's business may be adversely impacted by the events of September 11, 2001. In this regard, in October 2001 Special Metals again deferred the payment of dividends effective with the dividend due in October 2001.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at September 30, 2001, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at September 30, 2001, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at September 30, 2001, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. At September 30, 2001, Valhi had $4.2 million of parent level cash and cash equivalents, had $30 million of outstanding borrowings under its revolving bank credit agreement and had $24.3 million of short-term demand loans payable to Contran. In addition, Valhi had $14.5 million of borrowing availability under its bank credit facility and 515,000 shares of Halliburton common stock with an aggregate market value of $11.6 million which have been released from the LYONs escrow and could therefore be sold. In November 2001, the maturity date of Valhi's bank credit facility was extended one year to November 2002, and the size of the facility was increased $10 million to $55 million.

     Valhi's LYONs do not require current cash debt service. See Note 8 to the Consolidated Financial Statements. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at September 30, 2001, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $7 million.

     At September 30, 2001, the LYONs had an accreted value equivalent to approximately $40.10 per Halliburton share, and the market price of the Halliburton common stock was $22.55 per share. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity. Such October 2002 redemption price is equivalent to about $44 per Halliburton share. Assuming the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 per share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder.

     During the first nine months of 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during the first nine months of 2001 were so settled. Also during the first nine months of 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. Valhi may consider additional partial redemptions or a full redemption of the remaining notes based on future market conditions and other considerations. There can be no assurance, however, that Valhi will pursue an additional partial redemption or a full redemption of the notes.

     Based on The Amalgamated Sugar Company LLC's current projections for 2001, Valhi currently expects that distributions received from the LLC in 2001 will approximate its debt service requirements under its $250 million loans from Snake River.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. Such covenants allowed Snake River to pay interest debt service payment to Valhi on the $80 million loan of $2.9 million in 1998, $7.2 million in 1999 and $950,000 in 2000. At September 30, 2001, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $21.4 million. Such accrued and unpaid interest is classified as a noncurrent asset at September 30, 2001. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC).

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

     Jefferson County School District v. Lead Industries Association, et al. (No. 2001-69). In July 2001, plaintiff filed a motion to remand the case to state court.

     County of Santa Clara v. Atlantic Richfield Company, et al. (No. CV788657). In September 2001, the trial judge dismissed without leave to amend plaintiffs' nuisance claim and their product liabilities claims for properties not owned by plaintiffs.

     Sabater, et al. v. Lead Industries Association, et al. (No. 25533/98). In September 2001, the Federal Court dismissed the Federal Home Loan Mortgage Corporation and remanded the case to state court.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (No. 01CV003066). In October 2001, the trial court denied NL's motion to dismiss plaintiff's conspiracy claim for lack of particularity.

     Brenner, et al. v. American Cyanamid, et al. (No. 12596-93). In November 2001, the Fourth Department intermediate appellate court unanimously affirmed the dismissal of plaintiff's complaint by the trial court.

     Since NL filed its Annual Report on Form 10-K for the year ended December 31, 2000, NL has been named as a defendant in asbestos cases in various jurisdictions on behalf of approximately 2,000 additional personal injury claimants.


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2001.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                     ---------------------------------
                                               (Registrant)



Date   November 12, 2001         By /s/ Bobby D. O'Brien
     ---------------------          ------------------------------
                                   Bobby D. O'Brien
                                   (Vice President and Treasurer,
                                    Principal Financial Officer)



Date   November 12, 2001         By /s/ Gregory M. Swalwell
     --------------------           ------------------------------
                                    Gregory M. Swalwell
                                    (Vice President and Controller,
                                     Principal Accounting Officer)