Form 10-K405
period 2001-12-31
VALHI INC /DE/
filed 2002-03-26
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF1934 - For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 2002, 114,773,617 shares of common stock were outstanding. The aggregate market value of the 7.3 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of such date approximated $86.6 million.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


A chart showing, as of December 31, 2001, (i) Valhi's 61% ownership of NL Industries, Inc., (ii) Valhi's 69% ownership of CompX International Inc., (iii) Valhi's 90% ownership of Waste Control Specialists LLC, (iv) Valhi's and NL's 80% and 20%, respectively, ownership in Tremont Group, Inc., (v) Tremont Group's 80% ownership of Tremont Corporation, (vi) Tremont's 39% ownership of Titanium Metals Corporation and (vii) Tremont's 21% ownership of NL.

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

Chemicals                              NL is the world's fifth-largest producer,
  NL Industries, Inc.                  and Europe's second-largest  producer, of
                                       titanium dioxide pigments ("TiO2"), which
                                       are   used   for   imparting   whiteness,
                                       brightness and opacity to a wide range of
                                       products   including  paints,   plastics,
                                       paper, fibers and other "quality-of-life" products. NL had an estimated 11% share of worldwide TiO2 sales volume in 2001.
                                       NL has production  facilities  throughout
                                       Europe and North America.

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

Waste Management                       Waste   Control   Specialists   owns  and
  Waste Control Specialists LLC        operates a facility in West Texas for the
                                       processing,    treatment,   storage   and
                                       disposal of hazardous,  toxic and certain
                                       types of  low-level  radioactive  wastes.
                                       Waste  Control   Specialists  is  seeking
                                       additional  regulatory  authorizations to
                                       expand   its   treatment   and   disposal
                                       capabilities   for  low-level  and  mixed
                                       radioactive wastes.

Titanium Metals                        Titanium Metals Corporation  ("TIMET") is
  Titanium Metals Corporation          the world's largest  integrated  producer
                                       of  titanium   sponge,   melted  products
                                       (ingot and slab) and mill products. TIMET
                                       had an  estimated  24% share of worldwide
                                       industry   shipments  of  titanium   mill
                                       products  in 2001.  TIMET has  production
                                       facilities in the U.S. and Europe.  TIMET
                                       is continuing  its efforts to develop new
                                       applications    for   titanium   in   the
                                       automotive and other emerging markets.

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

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance hereunder), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, the introduction of trade barriers, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), recoveries from insurance claims and the timing thereof (such as NL's insurance claims with respect to the fire it suffered at one of its German TiO2 production facilities in 2001), potential difficulties in integrating completed acquisitions, uncertainties associated with new product development (such as TIMET's ability to develop new applications for titanium), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.



CHEMICALS - NL INDUSTRIES, INC.

     General. NL Industries is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fifth-largest TiO2 producer, with an estimated 11% share of worldwide TiO2 sales volumes in 2001. Approximately one-half of Kronos' 2001 sales volumes were attributable to markets in Europe, where Kronos is the second-largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. Kronos has an estimated 13% share of North American TiO2 sales volumes. Ti02 accounted for substantially all of NL's net sales in 2001.

     Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices (in billing currencies) were generally decreasing during each quarter of 2001 as compared to the respective prior quarter. This compared with generally increasing TiO2 selling prices during each quarter of 2000 as compared to the respective prior quarter, which continued the upward trend in prices that began in the fourth quarter of 1999.

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

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos distributes its TiO2 by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2001 TiO2 sales were to Europe, with about 38% to North America and the balance to export markets.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used in the sulfate pigment production process described below), and Kronos has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Kronos' water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately 70% of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is finished into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and chloride-process production facilities in 2001 represented approximately 60% of industry capacity.

     During 2001, Kronos operated four TiO2 facilities in Europe (Leverkusen and Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a plant in Lake Charles, Louisiana. Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in Europe. All of Kronos' principal production facilities are owned, except for the land under the Leverkusen facility. Kronos also has a governmental concession with an unlimited term to operate its ilmenite mine in Norway. During a portion of 2001, production at Kronos' Leverkusen, Germany TiO2 facility was halted due to the effects of a March fire. See Note 12 to the Consolidated Financial Statements.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen production facility pursuant to a lease expiring in 2050. The Leverkusen facility, representing about one-third of Kronos' current aggregate TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

     Kronos produced 412,000 metric tons of TiO2 in 2001, down 7% from the record 441,000 metric tons of TiO2 in 2000 and just slightly higher than the 411,000 metric tons of TiO2 Kronos produced in 1999. The decline in TiO2 production in 2001 was due in part to the effects of the fire discussed above. Kronos' average production capacity utilization rate in 2001 was 91%, compared to near full capacity utilization in 2000 and about 93% utilization in 1999. Kronos believes its current annual attainable production capacity is approximately 455,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant. Kronos expects to be able to increase its production capacity (primarily at its chloride-process facilities) to approximately 480,000 metric tons during 2005 with only moderate capital expenditures.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally located in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Ltd. (South Africa) under a long-term supply contract that expires at the end of 2006. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that currently expires at the end of 2005. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2001. Kronos also purchases sulfate grade slag for its Canadian plant from Q.I.T. Fer et Titane Inc. (Canada) under a long-term supply contract which expires in 2006.

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

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman International Holdings ("HICI") each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI pursuant to separate offtake agreements. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's costs. A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2001, Kronos had an estimated 11% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in a number of countries, including Germany and Canada.

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

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience). No greenfield plants have been announced, and certain competitors have announced that they have either idled or shut down facilities, but NL expects industry capacity to increase as Kronos and its competitors debottleneck existing facilities. Based on factors described above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to NL's expectations. If actual developments differ from NL's expectations, NL and the TiO2 industry's performance could be unfavorably affected.

     Research and development. Kronos' annual expenditures for research and development and certain technical support programs have averaged approximately $6 million during the past three years. TiO2 research and development activities are conducted principally at Kronos' Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

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

     Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' largest ten customers accounted for about one-fourth of chemicals sales during 2001. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the second and third calendar quarters than in the first and fourth calendar quarters.

     Employees. As of December 31, 2001, NL employed approximately 2,500 persons (excluding employees of the Louisiana joint venture), with 100 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act ("OSHA"), the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that the Louisiana Ti02 plant owned and operated by the joint venture and a slurry facility owned by NL are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws. While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany and Belgium, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it is in substantial compliance with agreements reached with European regulatory authorities and with an EU directive to control the effluents produced by its TiO2 production facilities.

     NL has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant.

     NL's capital expenditures related to its ongoing environmental protection and improvement programs were approximately $5 million in 2001, and are currently expected to approximate $5 million in 2002 and $4 million in 2003.

     NL has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to CERCLA and similar state laws in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL or its subsidiaries and their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings."

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, ergonomic computer support systems and security products (cabinet locks and other locking mechanisms) for office furniture, computer-related applications and a variety of other products. CompX's products are principally designed for use in medium- to high-end applications, where product design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of ergonomic computer support systems for office furniture manufacturers, precision ball bearing slides and security products. In 2001, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 44%, 35% and 17% of net sales, respectively, with the remaining sales generated from other products.

     In 1999, CompX acquired two slide producers. In 2000, CompX acquired a lock
producer.   See  Note  3  to  the  Consolidated   Financial  Statements.   These
acquisitions have expanded CompX's product lines and customer base.

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

     Ergonomic computer support systems include adjustable computer keyboard support arms, designed to attach to office desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace, adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock ergonomic keyboard arm, which is designed to make the adjustment of the keyboard arm easier for all (including physically-challenged) users.

     CompX's precision ball bearing slides and ergonomic computer support systems are sold under the Waterloo Furniture Components Limited, Thomas Regout and Dynaslide brand names, and its security products are sold under the National Cabinet Lock, Fort Lock, Timberline Lock and Chicago Lock brand names. CompX believes that its brand names are well recognized in the industry.

     Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a dedicated sales force. The majority of CompX's sales are to OEMs, while the balance represents standardized products sold through distribution channels. Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with salaried field salespeople and independent manufacturer's representatives. Manufacturers' representatives are selected based on special skills in certain markets or relationships with current or potential customers.

     A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end user. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet that provides delivery for products manufactured at its Canadian operations.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2001, the ten largest customers accounted for about 36% of component products sales (2000 - 35%; 1999 - 33%). In each of the past three years, none of such largest customers individually represented over 10% of sales.

     Manufacturing and operations. At December 31, 2001, CompX operated six manufacturing facilities in North America (two in each of Illinois and Ontario, Canada and one in each of South Carolina and Michigan), one facility in The Netherlands and two facilities in Taiwan. Ergonomic products or precision ball bearing slides are manufactured in the facilities located in Canada, The Netherlands, Michigan and Taiwan and security products are manufactured in the facilities located in South Carolina and Illinois. All of such facilities are owned by CompX except for one of the facilities in Taiwan and the facility in The Netherlands, which are leased. See Note 12 to the Consolidated Financial Statements. CompX also leases a distribution center in California. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

     CompX occasionally enters into raw material arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     CompX competes in the ergonomic computer support system market with one major producer and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features and price. CompX competes in the precision ball bearing slide market with two large manufacturers and a number of smaller domestic and foreign manufacturers that compete primarily on the basis of product quality and price. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors, which makes significant selling price increases difficult. Although CompX believes that it has been able to compete successfully in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

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

     Employees. As of December 31, 2001, CompX employed approximately 2,000 employees, including 790 in the United States, 710 in Canada, 340 in The Netherlands and 160 in Taiwan. Approximately 79% of CompX's employees in Canada are covered by a collective bargaining agreement which expires in 2003. CompX believes its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     General. Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first of such wastes were received for disposal in 1997. Subsequently, Waste Control Specialists has expanded its permitting authorizations to include the processing, treatment and storage of low-level and mixed radioactive wastes and the disposal of certain types of low-level radioactive wastes. To date, Valhi has contributed $75 million to Waste Control Specialists in return for its 90% membership equity interest, which cash capital contributions were used primarily to fund construction of the facility and fund Waste Control Specialists' operating losses. The other owner contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Natural Resource Conservation Commission ("TNRCC") and the U.S. EPA to accept hazardous and toxic wastes governed by RCRA and TSCA. The ten-year RCRA and TSCA permits initially expire in 2004, but are subject to renewal by the TNRCC assuming Waste Control Specialists remains in compliance with the provisions of the permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future.

     In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in 1998. Waste Control Specialists has also been issued a permit by the TNRCC to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed radioactive wastes. Waste Control Specialists has also obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes which continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists had approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. Waste Control Specialists constructed during 2001 an additional 100,000 cubic yards of airspace landfill capacity. As part of its current permits, Waste Control Specialists has the authorization to construct separate "condominium" landfills, in which each condominium cell is dedicated to an individual customer's waste materials. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote.

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

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500-mile radius can be handled via rail lines. Waste Control Specialists employs its own salesmen to market its services to potential customers.

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

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA and TSCA-related wastes. Principal competitors are Envirocare of Utah, American Ecology Corporation and Envirosafe Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 2001, Waste Control Specialists employed approximately 105 persons. Waste Control Specialists reduced its employee level by approximately 25 individuals in February 2002.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations and liquidity, especially because Waste Control Specialists owns and operates only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' RCRA and TSCA permits and its license from the TDH expire in 2004, although such permits and licenses are subject to renewal if Waste Control Specialists is in compliance with the required operating provisions of the permits and licensing.

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

     The demand for certain hazardous waste services expected to be provided by Waste Control Specialists is dependent in large part upon the existence and enforcement of federal, state and local environmental laws and regulations governing the discharge of hazardous wastes into the environment. The waste management industry could be adversely affected to the extent such laws or regulations are amended or repealed or their enforcement is lessened.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

     General. Titanium Metals Corporation ("TIMET") is the world's largest integrated producer of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only integrated producer with major production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2001 it accounted for approximately 24% of worldwide industry shipments of mill products and approximately 13% of worldwide sponge production.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 40% of industry mill product shipments in 2001, the number of non-aerospace end-use markets for titanium has expanded substantially. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment.

     Titanium continues to gain acceptance in many emerging market applications including automotive, military armor, energy, architecture, and consumer products. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of performance, design alternatives, life cycle value and other factors. Although emerging market demand currently represents only about 10% of industry-wide demand for titanium mill products, TIMET believes the emerging market demand, in the aggregate, could grow at healthy double-digit rates over the next few years. TIMET is actively pursuing these markets.

     Although difficult to predict, the most attractive emerging segment appears to be automotive, due to its potential for sustainable long-term growth. Titanium is now used in several consumer car applications including the Toyota Alteeza, Infinity Q45, Corvette Z06, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class. At the present time, titanium is primarily used for exhaust systems and suspension springs in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium saves weight, and its combination of low mass and low modulus of elasticity allows the spring's height to be reduced by 20% to 50% compared to a steel spring.

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts, pistons, valves and internal engine components. Titanium engine components provide mass-reduction benefits, allowing a corresponding weight and size reduction in crankshaft counterbalance weights and resultant improvements in noise, vibration and harshness. The additional cost associated with titanium's use for internal engine parts can be offset by the elimination of balance shafts and the ability to replace sophisticated engine mounts with low cost, compact, simple designs. All of this can translate into greater styling and structural design freedom for automotive designers and engineers. Titanium is also advantageous compared to alternative materials in that it typically can be formed and fabricated on the same tooling used for the steel component it is replacing.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive; however, TIMET believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits it offers.

     Industry conditions. The titanium industry historically has derived the majority of its business from the aerospace industry. The cyclical nature of the aerospace industry has been the principal cause of the historical fluctuations in performance of titanium manufacturing. Over the past 20 years, the titanium industry had cyclical peaks in mill products shipments in 1980, 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest peak in 1997 when worldwide industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998. After falling 16% from 1998 levels to 48,000 metric tons in 1999 and 2000, total industry shipments climbed to an estimated 51,000 metric tons in 2001. TIMET expects total industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines, and a reduction in the forecasted deliveries of large commercial aircraft from both Boeing and Airbus. The terrorist attacks on September 11, 2001, exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant financial losses in the fourth quarter of 2001, and profits for European and Asian airlines declined. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing both their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. Although certain recently reported economic and airline industry data may indicate some modest levels of recovery, TIMET expects the current slowdown in the commercial aerospace sector will last for about two years.

     TIMET believes that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the supply chain since September 11, 2001. The aerospace supply chain is fragmented and decentralized, making it difficult to quantify excess inventories. However, TIMET roughly estimates that excess inventory throughout the supply chain might be in the range of 3,200 to 5,500 metric tons at the end of 2001, and believes it may take up to two years for such excess inventory to be substantially absorbed.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $13 billion in 2001, compared with operating income of $11 billion in 2000 and $12 billion in 1999. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2001 period peaked in 1999 with 889 aircraft including 254 wide body aircraft. Wide body aircraft use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in each of 2003 and 2004. Additionally, TIMET's discussions with jet engine manufacturers and related suppliers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%. The demand for titanium generally precedes aircraft deliveries by about one year, although this varies considerably by titanium product. Accordingly, TIMET's cycle historically precedes the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for TIMET's products.

     Products and operations. TIMET's products include: (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products comprised of titanium ingot and slab, the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) milled products that are forged and rolled products produced from ingot or slab, including long products (billet and bar), flat products (plate, sheet, and strip), pipe and pipe fittings.

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

     Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingots or slabs into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip, pipe and pipe fittings. TIMET sends certain products to outside vendors for further processing before being shipped to customers or to TIMET's service centers. Many of TIMET's customers process TIMET's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products, including sponge, ingot and mill products. Testing may involve chemical analysis, mechanical testing and ultrasonic and x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production. TIMET certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     TIMET is reliant on several outside processors to perform certain rolling and finishing steps in the U.S., and to perform certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. One of the processors as relates to extrusion is operated by a customer. These processors are currently the sole source for these services. Other processors used in the U.S. are not competitors. In France, the processor is also a joint venture partner of TIMET's majority-owned subsidiary. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months and any interruption in these functions could have a material and adverse effect on TIMET's, results of operations, financial condition and cash flows in the near term.

     Raw materials. The principal raw materials used in the production of titanium products are titanium sponge, titanium scrap and alloying materials. TIMET processes rutile ore into titanium tetrachloride and further processes the titanium tetrachloride into titanium sponge. During 2001, approximately 32% of TIMET's production was made from sponge internally produced, 40% was from purchased sponge, 21% was from titanium scrap and 7% from alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Titanium-containing rutile ore is currently available from a number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its raw material supplies, although political or economic instability in the countries from which TIMET purchases its raw materials could materially and adversely affect availability. Although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions. Should TIMET be unable to obtain the necessary raw materials, TIMET may incur higher costs to purchase sponge which could have a material adverse effect on TIMET's results of operations, financial condition and cash flows.

     Chlorine is currently obtained from a single source near TIMET's Nevada plant. That supplier is currently reorganizing under Chapter 11 bankruptcy. While TIMET does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. TIMET has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase and successfully utilize an intermediate product which will allow TIMET to bypass the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers. Various alloying elements used in the production of titanium ingot are available from a number of suppliers.

     While TIMET was one of six major worldwide producers of titanium sponge during 2001 (and the only active producer in the U.S.), it cannot produce all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a portion of its sponge needs. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge required for more demanding aerospace applications. However, one additional sponge supplier is presently undergoing qualification tests of its product for premium quality applications and is expected to be qualified for such during 2002.

     Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. During late 2000 and throughout 2001, TIMET also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In 2002, TIMET expects to continue to purchase sponge from Japan, Kazakhstan and the DLA.

     TIMET has a ten-year long-term supply agreement for the purchase of titanium sponge produced in Kazakhstan. The sponge contract runs through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). While the contract provides for annual purchases by TIMET of 6,000 metric tons, the supplier agreed to reduced purchases by TIMET since 1999 and certain other modified terms. TIMET is currently working under an agreement in principle that provides for a minimum of 1,500 metric tons in 2002. TIMET has no other long-term sponge supply agreements.

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

     In addition to its U.S. sponge capacity discussed below, TIMET's 2002 worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 30% of world capacity), and its mill products capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting furnace.

     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 1999, TIMET's plants operated at 55% of practical capacity, increasing to about 60% in 2000 and 75% in 2001. In 2002, TIMET's plants are expected to operate at about 60% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     TIMET's VDP sponge facility is expected to operate at approximately 95% of its annual practical capacity of 8,600 metric tons during 2002, which is up slightly from the 2001 level of utilization of about 94%. VDP sponge is used principally as a raw material for TIMET's ingot melting facilities in the U.S. and Europe. Approximately 1,200 metric tons of VDP production from the TIMET's Nevada facility was used in its European operations during 2001, which represented about 20% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of Nevada-produced VDP sponge in its European operations will increase to about 40% of its sponge requirements in 2002. The raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately.

     TIMET's U.S. melting facilities produce ingots and slabs both sold to customers and used as feedstock for its mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate capacity in 2002.

     Titanium mill products are produced at TIMET's forging and rolling facility in Ohio, which receives intermediate titanium products (ingots and slabs) principally from TIMET's U.S. melting facilities. This facility is expected to operate at 60% of practical capacity in 2002. Production capacity utilization across TIMET's product lines varies.

     One of TIMET's facilities in the United Kingdom produces VAR ingots which are used primarily as raw material feedstock at the same facility. The forging operation at this facility principally processes the ingots into billet product for sale to customers or for further processing into bar and plate at TIMET's other facility in the United Kingdom. TIMET's United Kingdom melting and mill products production in 2002 is expected to be approximately 60% and 45%, respectively, of practical capacity. Sponge for melting requirements in both the United Kingdom and France that is not supplied by TIMET's Nevada facility is purchased principally from suppliers in Japan and Kazakhstan.

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

     Approximately 50% of TIMET's 2001 sales were to customers within North America, about 40% to European customers and the balance to other regions. Over 70% of TIMET's sales were generated by sales to the aerospace industry. Sales under TIMET's long-term supply agreements (discussed below) accounted for approximately 40% of its aggregate sales in 2001. Sales to Rolls Royce and other customers under the Rolls Royce long-term supply agreement represented approximately 15% of TIMET's aggregate sales in 2001. TIMET expects that while a majority of its 2002 sales will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial aircraft (Boeing Commercial Airplanes Group and European Aeronautic Defense and Space Company, parent company of the Airbus consortium) and four major manufacturers of aircraft engines (Rolls-Royce, Pratt & Whitney (a United Technology company), General Electric and SNECMA). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     TIMET has long-term agreements with certain major aerospace customers, including, but not limited to, The Boeing Company, Rolls-Royce, United Technologies Corporation (and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the agreements require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain cases, the long-term agreements may be terminated early if the parties are unable to reach agreement on pricing after an initial pricing period, in certain events of nonperformance by TIMET or in certain other instances. These agreements were designed to limit pricing volatility (both up and down) for the long-term benefit of both parties, while providing TIMET with a committed base of aerospace volume. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs. These contracts and others represent the core of TIMET's long-term aerospace strategy.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to the parties' 1997 long-term agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million from Boeing. In addition, TIMET and Boeing also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET through 2007, subject to certain maximum quarterly volume levels. Under the amended agreement, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement, TIMET will establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such stock is produced.

     TIMET also has a long-term agreement with VALTIMET, a manufacturer of stainless steel, copper, nickel and welded titanium tubing principally for industrial markets. TIMET owns 44% of VALTIMET at December 31, 2001. The agreement was entered into in 1997 and expires in 2007. Under the agreement, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET. Selling prices are formula determined, subject to certain conditions. Certain provisions of this contract have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions.

     As of December 31, 2001, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,919 planes, versus 3,224 planes at the end of 2000 and 2,943 planes at the end of 1999. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered potentially over several years. For example, the first deliveries of the A380 are anticipated to begin in 2006. Additionally, changes in the economic environment and financial condition of airlines can result in rescheduling and/or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs alone are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     The newer wide body planes, such as the Boeing 777 and the Airbus A-330, A-340 and A-380, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total fly weight) than narrow body planes. "Fly weight" is the empty weight of a finished aircraft with engines but without fuel or passengers. The Boeing 777, for example, utilizes titanium for approximately 9% of total fly weight, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2001 was 801 (27% of total backlog) compared to 751 (23% of total backlog) at the end of 2000. At year-end 2001, the A380 had received a total of 85 firm orders. TIMET estimates that approximately 65 metric tons of titanium will be purchased for each A380 manufactured, the most of any aircraft.

     Outside of aerospace markets, TIMET manufactures a wide range of industrial products including sheet, plate, tube, bar, billet and skelp for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 15% of TIMET's sales in 2001 were sold into the industrial markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industries, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of subsea manifolds. In armor and armament, TIMET sells plate products for fabrication into door hatches on fighting vehicles as well as tank/turret protection.

     TIMET's order backlog was approximately $225 million at December 31, 2001, compared to $245 million at December 31, 2000 and $195 million at December 31, 1999. Substantially all of the 2001 year-end backlog is scheduled to be shipped during 2002. However, TIMET's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, TIMET has received a number of customer requests to defer or cancel previously scheduled orders and believes such requests will continue into 2002.

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

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of mill products are located primarily in the United States, Japan, Europe, Russia, China and the United Kingdom. TIMET is one of four integrated producers in the world, with "integrated producers" being considered as those that produce at least both sponge and ingot. There are also a number of non-integrated producers that produce mill products from purchased sponge, scrap or ingot.

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

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates, tariffs and, with respect to Japan, Kazakhstan and Ukraine, existing and prior duties (including antidumping duties). However, imports of titanium sponge, scrap, and mill products, principally from Russia and Kazakhstan, have increased in recent years and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing sponge, ingot or intermediate and finished mill products from such countries for use in its own operations during recent years, the negative effect of these imports on TIMET has been somewhat mitigated.

     Generally, imports into the U.S. of titanium products from countries designated by the U.S. Government as "most favored nation" are subject to a 15% tariff (45% for other countries). Titanium products for tariff purposes are broadly classified as either wrought or unwrought. Wrought products include bar, sheet, strip, plate and tubing. Unwrought products include sponge, ingot, slab and billet. For most periods since 1993, imports of titanium wrought products from Russia were exempted from this duty under the generalized system of preferences, or GSP, program designed to aid developing economies. TIMET has successfully resisted efforts to date to expand the scope of the GSP program to eliminate duties on sponge and other unwrought titanium products from Russia and Kazakhstan. Antidumping duties on imports of titanium sponge from Japan and the former Soviet Union were revoked in 1998, and TIMET's appeal of that revocation was not successful.

     Further reductions in, or the complete elimination of, all or any of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot, and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus the business, financial condition, results of operations and cash flows of TIMET. However, TIMET has, since 1993, been a large importer of foreign titanium sponge and mill products into the U.S. To the extent TIMET remains a substantial purchaser of these products, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for these products to the extent it currently bears the cost of the import duties.

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

     Research and development. TIMET's research and development activities are directed toward improving process technology, developing new alloys, enhancing the performance of TIMET's products in current applications, and searching for new uses of titanium products. TIMET conducts the majority of its research and development activities at its Nevada laboratory. Additional research and development activities are performed at a TIMET facility in the United Kingdom.

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

     Employees. As of December 31, 2001, TIMET employed approximately 2,410 persons (1,460 in the U.S. and 950 in Europe), compared to 2,220 persons at the end of 2000 and 2,350 at the end of 1999. During 2002, TIMET expects to decrease employment, principally in its manufacturing operations, due to the previously discussed decline in demand for titanium products. TIMET's production and maintenance workers at its Nevada facility and its production, maintenance, clerical and technical workers in its Ohio facility are represented by the United Steelworkers of America ("USWA") under contracts expiring in October 2004 and June 2002, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. About 62% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements. While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages that could materially and adversely affect TIMET's financial condition, results of operations or cash flows.

     Regulatory and environmental matters. TIMET's operations are governed by various federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the federal Clean Air Act, the Clean Water Act, RCRA and OSHA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Nevada facility, TIMET produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's results of operations, financial condition or cash flows.

     TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have had, and are not presently expected to have, a material adverse effect on TIMET's results of operations, financial condition or cash flows.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $2.6 million in 2000 and $2.4 million in 2001, and its capital budget provides for approximately $2.0 million of such expenditures in 2002. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

OTHER

     Tremont Corporation. Tremont is primarily a holding company which owns 21% of NL and 39% of TIMET. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is actively engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

     Foreign operations. The Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada and component products operations in The Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Approximately 70% of NL's 2001 aggregate TiO2 sales were to non-U.S. customers, including 12% to customers in areas other than Europe and Canada. Approximately 40% of CompX's 2001 sales were to non-U.S. customers located principally in Canada and Europe. About 50% of TIMET's 2001 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

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

     Regulatory and environmental matters. Regulatory and environmental matters are discussed in the respective business sections contained elsewhere herein and in Item 3 - "Legal Proceedings." In addition, the information included in Note 19 to the Consolidated Financial Statements under the captions "Legal proceedings -- lead pigment litigation" and - "Environmental matters and litigation" is incorporated herein by reference.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 19 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     NL lead pigment litigation. NL was formerly involved in the manufacture of lead-based paints and lead pigments for use in paint. NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and approximately seven other former manufacturers are responsible for personal injury, property damage and government expenditures allegedly associated with the use of these products. NL is vigorously defending against such litigation. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, there can be no assurance that additional litigation, similar to that described below, will not be filed.

     In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plantiffs to prove that the defendant's product resulted in the alleged damage, and bills which would revive actions currently barred by statutes of limitations. While no legislation or regulations have been enacted to date which are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending cases are without merit and will continue to defend the cases vigorously. Liability that may result, if any, cannot reasonably be estimated.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other alleged manufacturers of lead pigment (together with NL, the "pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of the actions (Hall v. HANO, et al., No. 89-3552, and Allen v. HANO, et al., No. 89-427, Civil District Court for the Parish of Orleans, State of Louisiana) have been dismissed. The two remaining cases have been inactive since 1992.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the City and the Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding.

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. While the trial court has denied plaintiffs' motion for class certification, discovery and pre-trial proceedings are continuing with the individual plaintiffs.

     In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York State. The complaint seeks damages from the LIA and other former pigment manufacturers for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. Discovery regarding class certification is proceeding.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants NL and seven other companies alleged to have manufactured lead products in paint to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. Pre-trial motions and discovery are proceeding. Trial is scheduled for June 2003.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical, school and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against NL, seven other companies alleged to have manufactured lead products in paint and the LIA. A trial date has been set for September 2002 at which the issue of whether lead pigment in paint on Rhode Island buildings is a public nuisance will be tried, and discovery is proceeding.

     In October 1999, NL was served with a complaint in Cofield, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). Plaintiffs, six homeowners, seek to represent a class of all owners of non-rental residential properties in Maryland. Plaintiffs seek compensatory and punitive damages in excess of $20,000 per household for the existence of lead-based paint in their homes, including funds for monitoring, detecting and abating lead-based paint in those residences. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA, and the National Paint and Coatings Association (the "NPCA") are jointly and severally liable. In August 2001, plaintiffs voluntarily dismissed substantially all of their claims, and in December 2001 the trial court dismissed the remaining claim. The time for appeal of that ruling has not expired.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that NL, other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA and the NPCA are jointly and severally liable. NL has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002, the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. Pre-trial proceedings and discovery are continuing.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). The City of St. Louis seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care, educational programs for City residents and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against NL, other companies alleged to have manufactured lead products for paint and the LIA. The defendants' motion to dismiss this case is currently pending.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against NL, other former pigment manufacturers and the LIA. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. Pre-trial proceedings and discovery are continuing.

     In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will occur due to the presence of lead-based paint in their buildings from NL, the LIA and other companies sued as former manufacturers of lead-based paint. NL has denied all liability. Discovery and pre-trial motions are proceeding in both cases. Trial is scheduled in the Spring Branch case in September 2002.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. Pre-trial motions by the defendants to dismiss the claims are pending.

     In October 2000, NL was served with a complaint filed in California state court in Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages for injuries alleged to be due to ingestion of paint containing lead in their residence. NL has denied all liability. Discovery is proceeding.

     In January 2001, NL was served with a complaint in Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). The complaint seeks joint and several liability for compensatory and punitive damages from NL, Sherwin-Williams, and four local retailers on behalf of a minor and his mother alleging injuries due to lead pigment and/or paint. The case has been removed to federal court and that court has dismissed the local paint retailers. Discovery and pre-trial motions are proceeding.

     In February 2001, NL was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. Pre-trial proceedings, including those related to removal to federal court, are continuing.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. Pre-trial proceedings are continuing.

     In May 2001, NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2011-21413). The complaint seeks actual and punitive damages and asserts that NL, other former manufacturers of lead pigment and the LIA are jointly and severally liable for past and future damages due to the presence of lead paint in County-owned buildings. NL has denied all liability. Discovery and pre-trial motions are proceeding.

     In June 2001, NL was served with a complaint in Jefferson County School District v. Lead Industries Association, et al. (Circuit Court of Jefferson County, Mississippi, Case No. 2001-69). The complaint seeks joint and several liability for compensatory and punitive damages for abatement of lead paint in Jefferson County schools from NL, former manufacturers of lead pigment and paint and local retailers. NL has denied all liability. The case was removed to federal court, and pre-trial proceedings are continuing.

     In December 2001, NL was served with a complaint in Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, No. 2001-0106). The complaint asserts joint and several liability and seeks compensatory and punitive damages from NL, former manufacturers of lead pigment and paint and local retailers for the abatement of lead paint in Quitman County schools. NL has denied all liability. Pre-trial proceedings, including those related to the removal of the case to federal court, are continuing.

     In January and February 2002, NL was served with complaints by 22 various New Jersey municipalities and counties which have been consolidated as In re:
Lead Paint Litigation (Superior Court, Middlesex County, Case Code 702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. NL intends to deny all allegations of liability.

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. The case has been removed to federal court. NL has denied all allegations of liability and pre-trial proceedings are continuing.

     In February 2002, NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The school district seeks compensatory and punitive damages jointly and severally from NL, the LIA, and other former manufacturers of lead pigment for paint for property damages in its buildings. NL has denied all allegations of liability.

     NL believes that all of the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

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

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2001, NL had accrued $107 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and other than the three settlements discussed below with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

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

     NL previously reached an agreement with the other PRPs at a lead smelter site in Pedricktown, New Jersey, formerly owned by NL, to settle NL's liability for $6 million, of which $4.1 million has already been paid as of December 31, 2001. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. However, NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

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

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant. Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County. The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. In December 1994, the jury returned a verdict in favor of NL, and the verdict was affirmed on appeal. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc., Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The
consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the state court litigation.

     In 2000, NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future remedial construction costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In addition, NL received approximately $2 million from settling PRPs. The remedial design phase of the remedy is underway.

     In October 2000, NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., (Superior Court in Marion County, Indiana, No. 49F12-0104-CT-001301), filed on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination under various theories, including negligence, strict liability, battery, nuisance and trespassing. In December 2000, NL answered the complaint, denying all allegations of wrongdoing and liability. Discovery is proceeding.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     In July 2000, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality pursuant to which Tremont and other PRPs will undertake certain investigatory and remediation activities at a former barite mining site located in Hot Springs County, Arkansas. Tremont currently believes it has accrued adequate amounts to cover its share of the costs for such remediation activities. At December 31, 2001, Tremont had accrued approximately $5 million related to these matters.

     In 1999, TIMET and certain other companies that currently have or formerly had operations within the BMI Complex (the "BMI Companies") entered into a series of agreements with BMI pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental Protection. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against TIMET's accrued liabilities for this matter). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). TIMET, BMI and the other BMI Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property.

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

     In February 2002, TIMET fulfilled all of its remaining obligations under the 2000 settlement agreement of the U. S. EPA's civil action against TIMET (United States of America v. Titanium Metals Corporation; Civil Action No. CV-S-98-682-HDM (RLH), U. S. District Court, District of Nevada).

     At December 31, 2001, TIMET had accrued an aggregate of approximately $4 million for these environmental matters discussed above.

     In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 2001, the Company also had approximately $6 million accrued for the estimated cost to complete environmental cleanup matters at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program to be approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $39 million. The Company's share of such estimated cleanup and remediation cost is currently estimated to be approximately $2 million, of which about one-half has been paid. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

     Insurance coverage claims. NL has previously filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation. NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS) (District Court of New Jersey).

     These actions relating to claims for defense costs and indemnity coverage for environmental matters have been settled with respect to certain defendants. During 2000 and 2001, NL reached settlements with certain of its former insurance carriers. The settlements resolved the court proceedings in which NL had sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. As a result of the settlements, NL recognized a $69.5 million pre-tax gain in 2000 related to the 2000 settlements, and an $11.4 million pre-tax gain in 2001 related to the 2001 settlements. Substantially all of the proceeds from these settlements have been transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. See Note 12 to the Consolidated Financial Statements. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

     The action relating to claims for lead pigment litigation defense costs sought to recover defense costs incurred in the City of New York lead pigment case and two other cases which have since been resolved in NL's favor. Such action related to lead paint litigation has been settled.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment or environmental litigation in determining related accruals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 2002, there were approximately 2,050 holders of record of Valhi common stock. The following table sets forth the high and low closing per share sales prices for Valhi common stock for the periods indicated, according to the New York Stock Exchange Composite Tape, and dividends paid during such periods. On February 28, 2002 the closing price of Valhi common stock according to the NYSE Composite Tape was $11.80.

                                                                             Dividends
                                                     High         Low           paid

Year ended December 31, 2000

  First Quarter ...........................       $   11.56    $   10.19    $   .05
  Second Quarter ..........................           13.56        10.38        .05
  Third Quarter ...........................           13.00        10.75        .05
  Fourth Quarter ..........................           12.88        11.44        .06

Year ended December 31, 2001

  First Quarter ...........................       $   12.00    $   10.00    $   .06
  Second Quarter ..........................           12.95        10.00        .06
  Third Quarter ...........................           13.30        10.16        .06
  Fourth Quarter ..........................           13.42        11.11        .06


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


                                                               Years ended December 31,
                                                    -------------------------------------------
                                             1997        1998          1999         2000          2001
                                             ----        ----          ----         ----          ----
                                                       (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals .........................   $   984.4    $   907.3    $   908.4    $   922.3    $   835.1
    Component products ................       108.7        152.1        225.9        253.3        211.4
    Waste management (1) ..............        --           --           10.9         16.3         13.0
                                          ---------    ---------    ---------    ---------    ---------

                                          $ 1,093.1    $ 1,059.4    $ 1,145.2    $ 1,191.9    $ 1,059.5
                                          =========    =========    =========    =========    =========

  Operating income:
    Chemicals .........................   $   106.7    $   154.6    $   126.2    $   187.4    $   143.5
    Component products ................        28.3         31.9         40.2         37.5         13.1
    Waste management (1) ..............        --           --           (1.8)        (7.2)       (14.4)
                                          ---------    ---------    ---------    ---------    ---------

                                          $   135.0    $   186.5    $   164.6    $   217.7    $   142.2
                                          =========    =========    =========    =========    =========


  Equity in earnings (losses):
    Waste Control Specialists (1) .....   $   (12.7)   $   (15.5)   $    (8.5)   $    --      $    --
    Tremont Corporation (2) ...........        --            7.4        (48.7)        --           --
    TIMET (3) .........................        --           --           --           (9.0)        (9.2)


  Income from continuing operations (4)   $    27.1    $   225.8    $    47.4    $    77.1    $    93.2
  Discontinued operations .............        33.6         --            2.0         --           --
  Extraordinary item ..................        (4.3)        (6.2)        --            (.5)        --
                                          ---------    ---------    ---------    ---------    ---------

      Net income ......................   $    56.4    $   219.6    $    49.4    $    76.6    $    93.2
                                          =========    =========    =========    =========    =========


DILUTED EARNINGS PER SHARE DATA:
  Income from continuing operations ...   $     .24    $    1.94    $     .41    $     .66    $     .80

  Net income ..........................   $     .49    $    1.89    $     .43    $     .66    $     .80

  Cash dividends ......................   $     .20    $     .20    $     .20    $     .21    $     .24

  Weighted average common shares
   Outstanding ........................       115.9        116.1        116.2        116.3        116.1

BALANCE SHEET DATA (at year end):
  Total assets ........................   $ 2,178.1    $ 2,242.2    $ 2,235.2    $ 2,256.8    $ 2,153.8
  Long-term debt ......................     1,008.1        630.6        609.3        595.4        497.2
  Stockholders' equity ................       384.9        578.5        589.4        628.2        622.3


(1)   Consolidated effective June 30, 1999.
(2) Commenced recognizing equity in earnings effective July 1, 1998; consolidated effective December 31, 1999.
(3)   Commenced reporting equity in earnings effective January 1, 2000.
(4)   Income from continuing operations in 1998 includes the previously-reported
      (i) $330 million pre-tax gain ($152 million net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit, (ii) $68 million pre-tax gain ($44 million net of income taxes) related to the Company's reduction in interest in CompX and (iii) $32 million charge ($21 million net of income taxes) related to cash payments made to settle certain litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 1999, 2000 and 2001. There were no unusual items occurring during 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Continuing operations

     The Company reported income from continuing operations of $93.2 million, or $.80 per diluted share, in 2001 compared to $77.1 million, or $.66 per diluted share, in 2000. Excluding the effects of unusual items discussed below, the Company would have reported income from continuing operations of $30.7 million, or $.27 per diluted share, in 2001 compared to $49.3 million, or $.42 per diluted share, in 2000. Total operating income decreased 35% in 2001 compared to 2000 due to lower chemicals earnings at NL, lower component products operating income at CompX International and higher waste management operating losses at Waste Control Specialists.

     The Company's results in 2001 include (i) a pre-tax insurance gain of $16.2 million ($7.4 million, or $.06 per diluted share, net of income taxes and minority interest) related to insurance recoveries received by NL resulting from the March 2001 fire at one of NL's facilities, as insurance recoveries received exceeded the carrying value of the property destroyed and cleanup costs incurred, (ii) aggregate net securities transactions gains of $47.0 million ($30.7 million, or $.26 per diluted share, net of income taxes and minority interest) related principally to the disposition of a portion of the shares of Halliburton Company common stock held by the Company, including dispositions when certain holders of the Company's LYONs debt obligation exercised their right to exchange such debt for such Halliburton stock, (iii) pre-tax gains aggregating $31.9 million ($18.3 million, or $.16 per diluted share, net of income taxes and minority interest) related to NL's legal settlements with certain of its former insurance carriers and the settlement of certain litigation to which Waste Control Specialists was a party and (iv) a $17.6 million non-cash income tax benefit ($13 million, or $.11 per diluted share, net of minority interest) related to a change in estimate of NL's ability to utilize certain German income tax attributes. In addition, the Company's equity in earnings of TIMET in 2001 includes $12.7 million of net equity in losses ($6.9 million, or $.06 per diluted share, net of income tax benefit) related to the combined net effect of TIMET's (i) $62.7 million pre-tax settlement with Boeing,
(ii) $61.5 million provision for an other than temporary impairment of its investment in preferred securities of Special Metals Corporation and (iii) $12.3 million increase in its deferred income tax asset valuation allowance. See Notes 5, 7, 12 and 16 to the Consolidated Financial Statements.

     The Company's results in 2000 include a $69.5 million pre-tax net gain ($28.2 million, or $.24 per diluted share, net of income taxes and minority interest) related to NL's settlements with certain of its principal former insurance carriers. The 1999 results include a $90 million non-cash income tax benefit ($52 million, or $.45 per diluted share, net of minority interest) recognized by NL and a non-cash impairment charge of $50 million ($32 million, or $.28 per diluted share, net of income taxes) for an other than temporary decline in the market value of TIMET. See Notes 12 and 16 to the Consolidated Financial Statements.

     As discussed in Note 20 to the Consolidated Financial Statements, beginning in 2002 the Company will no longer recognize periodic amortization of goodwill in its results of operations. The Company would have reported income before extraordinary item of approximately $109 million in 2001, or about $16 million higher than what was actually reported, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $16 million difference, approximately $14.5 million and $2.5 million relates to amortization of goodwill attributable to the Company's chemicals and components products segment, respectively, and approximately $1 million relates to minority interest associated with the goodwill amortization recognized by certain of the Company's less-than-wholly-owned subsidiaries.

     Excluding the effect of all of the unusual items discussed above, and even after considering the effect of ceasing to periodically amortize goodwill beginning in 2002, the Company currently believes its net income in 2002 will be significantly lower compared to 2001 due primarily to significantly lower expected chemicals operating income.

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. NL provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

o The Company owns investments in certain companies that are accounted for either as marketable securities or under the equity method. For all of such investments, the Company records an impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

o The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the
     "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

o The Company records an accrual for environmental, legal, income tax and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

Chemicals

     Selling prices for TiO2, NL's principal product, were generally decreasing during the first three quarters of 1999, were generally increasing during the fourth quarter of 1999 and most of 2000, and were generally decreasing during most of 2001. The most significant TiO2 price erosion that occurred during 2001 was in European and export markets. NL's average TiO2 selling prices have continued to trend downward during the first quarter of 2002. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos.

     Chemicals operating income, as presented below, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $19.5 million, $18.9 million and $19.7 million in 1999, 2000 and 2001, respectively, as compared to amounts separately reported by NL. As discussed in Note 3 to the Consolidated Financial Statements, the Company commenced consolidating Tremont's results of operations effective January 1, 2000. Tremont owns 21% of NL and accounts for its interest in NL by the equity method. Tremont also has purchase accounting adjustments made in conjunction with the acquisitions of its interest in NL. During 1999, amortization of such purchase accounting adjustments were included in the Company's equity in earnings of Tremont. Beginning in 2000 when the Company commenced consolidating Tremont's result of operations, amortization of such Tremont purchase accounting adjustments further reduced chemicals operating income, as reported by Valhi, compared to amounts separately reported by NL by approximately $6.2 million and $6.0 million in 2000 and 2001, respectively. Had the Company consolidated Tremont's results of operations effective January 1, 1999, amortization of Tremont's purchase accounting adjustments related to NL would have further reduced chemicals operating income, as presented below, for 1999 by $6.8 million. A significant portion of such purchase accounting adjustment amortization relates to goodwill (about $14.5 million in 2001). As discussed above, beginning in 2002 goodwill will no longer be subject to periodic amortization. Accordingly, beginning in 2002 the reduction in chemicals operating income reported by the Company as compared to amounts separately-reported by NL is not expected to be as much as it was in 2001 because of the effect of ceasing periodic amortization of such goodwill purchase accounting adjustments.

                                         Years ended December 31,    % Change
                                          ---------------------   --------------
                                         1999      2000    2001  1999-00  2000-01
                                         ----      ----    ----  -------  -------
                                                        (In millions)
Net sales ...........................    $ 90     $922.3  $835.1   +  2%      - 9
Operating income ....................     126.2    187.4   143.5   + 48%     - 23

Operating income margin .............      14%       20%     17%

TiO2 data:
  Sales volumes (thousands
   of metric tons) ..................      427     436     402      + 2%      - 8
  Average selling price
   index (1983=100) .................      153     161     156      + 6%      - 3


     Chemicals sales decreased in 2001 compared to 2000 due primarily to lower TiO2 sales volumes and lower TiO2 average selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) during 2001 were 3% lower compared to 2000, with prices lower in all major regions. NL's TiO2 sales volumes in the 2001 were 8% lower than the record sales volumes of 2000, with slightly higher volumes in export markets more than offset by lower volumes in North America and Europe. Approximately one-half of Kronos' TiO2 sales volumes in 2001 was attributable to markets in Europe, with 38% attributable to North America and the balance to export markets.

     Chemicals operating income in 2001 decreased compared to 2000 due primarily to the lower TiO2 sales volumes and average selling prices as well as lower TiO2 production volumes. NL's TiO2 production volumes were 6% lower in 2001 compared to the record production volumes in 2000, with operating rates in 2001 of 91% compared to near full capacity in 2000. The lower production volumes were due primarily to the effects of the previously-reported March 2001 fire at NL's Leverkusen, Germany sulfate-process facility, as well as NL's decision to curtail production during the period of soft demand. The Leverkusen sulfate-process facility became approximately 50% operational in September 2001, and returned to full production in late October 2001.

     Chemicals operating income in 2001 includes $27.3 million of business interruption insurance proceeds as payment for losses (unallocated period costs and lost margin) caused by the Leverkusen fire. The effects of the lower TiO2 sales and production volumes were offset in part by the business interruption insurance proceeds. Of such $27.3 million of business interruption insurance proceeds, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production, and the remaining $7.2 million, representing recovery of lost margin, was recorded in other income. The business interruption insurance proceeds distorts the chemicals operating income margin percentage in 2001 as there are no sales associated with the $7.2 million of lost margin operating profit recognized. See Note 12 to the Consolidated Financial Statements.

     NL also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the fire, resulting in an insurance gain of $16.2 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of chemicals operating income but is included in general corporate items. NL does not expect to recognize any additional insurance recoveries related to the Leverkusen fire.

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

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 156 in 2001 was 3% lower than the 2000 index of 161 (2000 was 6% higher than the 1999 index of 153). In comparison, the 2001 index was 11% below the 1990 price index of 175 and 23% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

     NL expects TiO2 industry demand in 2002 will improve over 2001 levels because NL expects worldwide economic conditions will improve and inventory levels of its customers will increase. NL's TiO2 production volumes in 2002 are expected to approximate NL's 2002 TiO2 sales volumes. In January 2002, NL announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, scheduled to be implemented late in the first quarter of 2002 and early in the second quarter of 2002. NL is hopeful that it will realize such announced prices increases, but the extent to which NL can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were generally declining during all of 2001, NL believes that its average 2002 prices in billing currencies will be significantly below its average 2001 prices, even if the recently-announced price increases are realized. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. NL expects its TiO2 production capacity will increase by about 25,000 metric tons (primarily at its chloride-process facilities), with moderate capital expenditures, to increase its aggregate production capacity to about 480,000 metric tons during 2005.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (57% in 2001), primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in 2001 decreased 5% compared to 2000 (such prices in 2000 decreased 1% compared to
1999). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in 2001 by a net $19 million compared to 2000, and decreased sales by a net $68 million in 2000 compared to 1999. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during 2001 and 2000 as compared to the respective prior years. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons, other than the $5.3 million 1999 foreign currency transaction gain discussed above, was not significant in 2001 and 2000 compared to the respective prior year.

Component products

                                       Years ended December 31,      % Change
                                       -----------------------      ------------
                                       1999      2000     2001   1999-00   2000-01
                                       ----      ----     ----   -------   -------
                                                      (In millions)

Net sales .......................   $  225.9  $  253.3  $  211.4  + 12%     - 17
Operating income ................       40.2      37.5      13.1    - 7     - 65

Operating income margin .........        18%       15%        6%

     Component products sales and operating income decreased in 2001 compared to 2000 due primarily to continued weak economic conditions in the manufacturing sector in North America and Europe. During 2001, sales of slide products decreased 26% compared to 2000, and sales of security products and ergonomic products each decreased 13%. CompX's efforts to reduce manufacturing, fixed overhead and related overhead costs partially offset the effect of the decline in sales, although CompX was unable to sufficiently reduce such costs to fully compensate for the lower level of sales. Component products operating income in 2001 also includes a restructuring charge related to the consolidation and rationalization of certain of its European and North American operations (including headcount reductions) and provisions for obsolete and slow-moving inventories and other items aggregating $5.7 million. Operating income and margins were also adversely impacted in 2001 by unfavorable changes in product mix and general pricing pressures.

     Component products sales increased in 2000 compared to 1999 due to the effect of acquisitions. Sales of security products in 2000 increased 13% compared to 1999, and sales of slide products increased 18%. During 2000, sales of CompX's ergonomic products decreased 5% compared to 1999. Excluding the effect of acquisitions, component products sales in 2000 were essentially flat compared to 1999, with sales of slide products up 8% and sales of ergonomic products and security products down 5% and 7%, respectively. The increase in sales of slide products is due to market share gains and increased demand for CompX's slide products. Sales of ergonomic products were negatively impacted in the second half of 2000 by softening demand in the office furniture industry in North America and loss of market share due to competition from imports. The lower security products sales were due to weakness in the computer and related products industry and increased competition from lower-cost imports. Component products operating income and operating income margins in 2000 were adversely impacted by a change in product mix, with a lower percentage of sales generated by certain higher-margin products in 2000 compared to 1999, as well as expenses associated with the relocation of one of CompX's operations, an expansion of another CompX facility and higher administrative expenses. Excluding the effect of acquisitions, component products operating income decreased 11% in 2000 compared to 1999.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2001, currency exchange rate fluctuations of the Canadian dollar and the euro negatively impacted component products sales compared to 2000 (principally with respect to slide products). Operating income comparisons for this period, however, were not materially impacted by currency fluctuations. Excluding the effect of currency, component products sales decreased 15% in 2001 compared to 2000. During 2000, weakness in the euro negatively impacted component products sales and operating income comparisons with 1999 (principally with respect to slide products). Excluding the effect of currency and acquisitions, component products sales increased 2% in 2000 compared to 1999, and operating income decreased 9%.

     CompX expects the weak economic conditions experienced in 2001 will continue to negatively impact its results of operations in 2002. A significant portion of CompX's business is derived from the office furniture industry, which has historically tended to lag behind the rest of the economy in periods of economic recovery. Ceasing to periodically amortize goodwill, however, will favorably impact component products operating income in 2002 compared to 2001 by approximately $2.5 million.


Waste management

                                                    Years ended December 31,
                                              1999            2000           2001
                                              ----            ----           ----
                                                        (In millions)

Net sales .........................         $  19.2        $  16.3        $  13.0
Operating loss ....................            (9.8)          (7.2)         (14.4)

     As discussed in Note 3 to the Consolidated Financial Statements, the Company commenced consolidating Waste Control Specialists' results of operations in the third quarter of 1999. During the first six months of 1999 prior to consolidation, the Company reported its interest in Waste Control Specialists by the equity method. The Company's equity in net losses of Waste Control Specialists during the first six months of 1999 was $8.5 million.

     Waste management operating losses increased in 2001 compared to 2000 due primarily to the effect of continued weak demand for Waste Control Specialists' waste management services, higher expenses associated with its permitting efforts and expenses associated with the start-up of certain new waste disposal process equipment. Waste Control Specialists' operating loss was lower in 2000 compared to 1999 due primarily to the favorable effect of certain cost control measures implemented during the second half of 1999, which more than offset the unfavorable effect of a lower level of sales resulting from weak demand for its waste management services.

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

     Waste Control Specialists is continuing its attempts to increase its sales volumes from waste streams that conform to Waste Control Specialists' permits currently in place. Waste Control Specialists is also continuing to identify and attempt to obtain modifications to its current permits that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. Depending on the form of the transaction that any such strategic alternative might take, it is possible that the Company might report a loss with respect to such a transaction.

TIMET

                                                    Years ended December 31,
                                                 1999         2000        2001
                                                 ----         ----        ----
                                                        (In millions)

TIMET historical:
  Net sales ................................     $480.0      $426.8      $486.9

  Operating income (loss) ..................     $(31.4)     $(41.7)     $ 64.5
  General corporate, net ...................        4.8         6.3       (55.9)
  Interest expense .........................       (7.1)       (7.7)       (4.1)
                                                 ------      ------      ------
                                                  (33.7)      (43.1)        4.5

  Income tax benefit (expense) .............       12.0        15.1       (31.1)
  Minority interest ........................       (9.7)      (10.0)      (15.2)
  Extraordinary item .......................       --           (.9)       --
                                                 ------      ------      ------

    Net loss ...............................     $(31.4)     $(38.9)     $(41.8)
                                                 ======      ======      ======

Equity in earnings (losses) of TIMET* ......        N/A      $ (9.0)     $ (9.2)
                                                             ======      ======

* Tremont's equity in earnings of TIMET in 1999 is included in the Company's equity in earnings of Tremont in 1999.

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

     In April 2001, TIMET settled the litigation between TIMET and Boeing related to their 1997 long-term agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to
7.5 million pounds of titanium product annually from TIMET from 2002 through 2007, subject to certain maximum quarterly volume levels. In consideration, Boeing will annually advance TIMET $28.5 million for the upcoming year during the life of the new agreement. The initial advance for calendar year 2002 was made in December 2001, with each subsequent advance to be made in early January of the applicable calendar year beginning in 2003. The amended long-term agreement is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities. TIMET's operating income in the second quarter of 2001 includes income of approximately $62.7 million related to this settlement, net of associated legal, profit sharing and other costs.

     During 2001, TIMET's mill products sales volumes increased 7% compared to 2000, and sales volumes of its melted products (ingot and slab) increased 27%. TIMET's average selling prices (in billing currencies) for its mill products increased 2% in 2001 compared to 2000, and melted product selling prices increased 8%. Operating income comparisons were also impacted by the net effects of higher operating rates at certain plants, lower sponge costs, higher scrap costs, higher energy costs, changes in customer and product mix. In addition to the Boeing settlement discussed above, TIMET's operating results in 2001 also include a $10.8 million asset impairment charge related to certain manufacturing assets and a $3.3 million charge related to TIMET's previously-reported tungsten matter, further discussed below.

     TIMET's results in 2001 also include a $61.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation. In addition, TIMET's effective income tax rate in 2001 varies from the 35% U.S. federal statutory income tax rate because of a $30.1 million increase in TIMET's deferred income tax asset valuation allowance, as TIMET concluded that such deferred income tax assets do not currently meet the "more-likely-than-not" recognition criteria.

     TIMET's results in 2000 were below those of 1999 due in part to lower mill products average selling prices. During 2000, TIMET's mill products sales volumes declined 1% compared to 1999, and mill products average selling prices were 9% lower. Sales volumes of melted products increased 39% compared with 1999, and average selling prices declined 10%. TIMET's results in 2000 also include special items aggregating to a net charge of $6.3 million, consisting of restructuring charges, equipment-related impairment charges and environmental remediation charges aggregating $9.5 million, offset by a $1.2 million gain from the sale of its castings joint venture and a $2 million gain related to the termination of TIMET's sponge supply agreement with UTSC. UTSC had a take-or-pay supply agreement with TIMET that was to be effective for a few more years, and UTSC paid TIMET $2 million in return for cancellation of its remaining commitment to purchase specified quantities of sponge. The restructuring charge relates to personnel reductions of about 170 employees. In addition, TIMET's results in 1999 include $11 million of special charges related to, among other things, personnel reductions of about 100 people, slow-moving inventories and write-downs associated with TIMET's investments in certain start-up joint ventures.

     In March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon purchased from an outside vendor in 1998. The silicon was used as an alloying addition to the titanium at the melting stage. TIMET is currently investigating the scope of this problem, including identification of the customers who received material manufactured using this silicon and the applications to which such material has been placed by such customers. At the present time, TIMET is aware of only six standard grade ingots that have been demonstrated to contain tungsten inclusions; however, further investigation may identify other material that has been similarly affected. Until this investigation is completed, TIMET is unable to determine the ultimate liability TIMET may incur with respect to this matter. TIMET is continuing to work with its affected customers to determine the appropriate remedial steps required to satisfy their claims. The $3.3 million amount accrued through December 31, 2001 represents TIMET's best estimate of the most likely amount of loss it will incur. However, it may not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known. TIMET has filed suit seeking full recovery from the silicon supplier for any liability TIMET might incur in this matter, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter at December 31, 2001.

     The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. Industry shipments of mill products to the commercial aerospace sector in 2001 accounted for approximately 90% of aerospace demand and 35% of aggregate titanium mill product demand. The aerospace industry, and consequently the titanium metals industry, is highly cyclical.

     During the latter part of 2001, an economic slowdown in the U.S. and other regions of the world began to negatively affect the commercial aerospace industry as evidenced by, among other things, a decline in airline passenger traffic, reported operating losses by a number of airlines and a reduction in forecasted deliveries of large commercial aircraft from both Boeing and Airbus. The terrorist attack on September 11, 2001 exacerbated these trends and had a significant adverse impact on the global economy and the commercial aerospace industry. The major U.S. airlines reported significant losses in the fourth quarter of 2001. In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft, and allowing purchase options to expire.

     These events have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET expects that total industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons. TIMET Company believes that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11 that will likely lead to order demand for titanium products falling below actual consumption.

     According to The Airline Monitor, a leading aerospace publication, large commercial aircraft deliveries totaled 834 (including 202 wide bodies) in 2001, and the most recent forecast of aircraft deliveries by The Airline Monitor calls for 660 deliveries in 2002, 505 deliveries in 2003 and 515 deliveries in 2004. After 2004, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries with forecasted deliveries of 920 aircraft in 2008 exceeding 2001 levels. Compared to 2001, these forecasted delivery rates represent anticipated declines of about 20% in 2002 and just under 40% in 2003 and 2004. Additionally, TIMET's discussions with jet engine manufacturers suggest that they are expecting production declines in 2002 relative to 2001 in the range of 25% to 30%.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET expects its sales in 2002 may decline to approximately $375 million, reflecting the combined effects of changes in sales volume, selling prices, and customer and product mix. Mill product sales volumes are expected to decline approximately 20% relative to 2001 to about 10,000 metric tons, and melted product sales volumes are expected to decline by almost one-third to about 3,000 metric tons. In 2002, TIMET expects about 60% of its sales volumes will be derived from the commercial aerospace sector (compared to about two-thirds in 2001), with the balance from military aerospace, industrial, and emerging markets. The sales volume decline in 2002 is principally driven by an anticipated reduction in TIMET's commercial aerospace sales volume of about 30% compared to 2001, partly offset by sales volume growth to other markets. Market selling prices on new orders for titanium products, while difficult to forecast, are expected to soften throughout 2002. However, about one-half of TIMET's commercial aerospace volumes are under long-term agreements that provide TIMET with price stability on that portion of its business.

     TIMET may sell substantially similar titanium products to different customers at varying selling prices due to the effect of long-term agreements, timing of purchase orders and market fluctuations. There are also wide differences in selling prices across different titanium products that TIMET offers. Accordingly, the mix of customers and products sold affects its average selling price realized and has an important impact on sales revenue and gross margin. Average selling prices per kilogram, as reported by TIMET, reflect the net effects of changes in selling prices, currency exchange rates, customer and product mix. Accordingly, average selling prices are not necessarily indicative of any one factor.

     Under the amended Boeing long-term agreement, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET presently intends to recognize as income any forfeitable portion of the advance when it becomes virtually assured that Boeing's annual orders for delivery will be less than 7.5 million pounds. This will generally result in any take-or-pay forfeiture being recognized in TIMET's operating income in the last half of each year. TIMET anticipates that Boeing will purchase about 3 million pounds of product in 2002. At this projected order level for 2002, TIMET expects to recognize about $17 million of income under the Boeing's take-or-pay provisions. Those earnings, recognized as other income and included in TIMET's operating income, will distort TIMET's operating income percentages as there will be no corresponding amount reported in TIMET's sales.

     In response to the current business climate, TIMET is taking a number of actions in the near-term to reduce costs. These actions include (i) reducing plant operating rates and employment levels as business declines, (ii)
negotiating improved pricing at lower volume commitments for certain raw materials, (iii) reducing discretionary spending and (iv) negotiating various concessions from both suppliers and service providers. TIMET has already reduced operating rates and employment levels at its melting facilities since September 11 and expects similar actions will occur in the future. For the longer term, TIMET is continuing to evaluate product line and facilities consolidations that may permit it to meaningfully reduce its cost structure in the future while maintaining and even increasing its market share. Accordingly, TIMET's results in 2002 could include one or more restructuring, asset impairment and other special or similar charges that might be material.

     TIMET's agreement with its labor union at its Ohio plant expires at the end of June 2002. TIMET does not anticipate any work stoppage or other labor disruption. However, should TIMET's efforts be unsuccessful, any work stoppage or other labor disruption could materially and adversely affect TIMET's results of operations, financial condition and liquidity.

     TIMET expects its effective income tax rate in 2002 will vary significantly from the U.S. statutory rate as TIMET does not currently expect that recognition of an income tax benefit associated with its U.S. losses will be appropriate under the "more-likely-than-not" recognition criteria.

     TIMET presently expects an operating loss in 2002 of approximately $25 million, and a net loss for 2002 of approximately $40 million. Although TIMET expects its gross margin to decrease over the year, TIMET presently expects its results in the last half of 2002 to be improved compared to the first half. That anticipated improvement contemplates that the estimated $17 million expected to be earned under the Boeing take-or-pay provision will be recognized in the last half of the year.

Tremont Corporation

     During 1999, the Company accounted for its interest in Tremont by the equity method. The Company's equity in Tremont's earnings differs from the amount that would be expected by applying the Company's ownership percentage to Tremont's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made in conjunction with the Company's acquisitions of its interest in Tremont. Such non-cash amortization increased losses attributable to Tremont in 1999, as reported by the Company, by approximately $3 million, exclusive of the impact of the other than temporary impairment charge related to TIMET discussed below.

     Tremont accounts for its interests in both NL and TIMET by the equity method. Tremont's equity in earnings of TIMET and NL differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's and NL's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET and NL. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont (exclusive of the impact of the impairment charge with respect to TIMET discussed below), and generally reduces earnings (or increases losses) attributable to NL as reported by Tremont. NL's and TIMET's operating results are discussed above.

     During  1999,  Tremont  reported  a net  loss of $28.2  million,  comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income tax benefit of $18.9 million. Tremont's equity in earnings of NL in 1999 includes Tremont's pro-rata share ($17.7 million) of NL's non-cash income tax benefit discussed below. Tremont's equity in losses of TIMET in 1999 includes an impairment provision for an other than temporary decline in the value of TIMET discussed below. The Company's pro-rata share of such charge, together with amortization of purchase accounting adjustments related to the Company's investment in Tremont which were attributable to Tremont's investment in TIMET, resulted in a $50 million pre-tax charge related to the other than temporary impairment of TIMET being included in the Company's equity in losses of Tremont in 1999.

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

     At December 31, 2001, Tremont's net carrying value of its investment in TIMET was about $4.90 per share compared to TIMET's NYSE stock price of $3.99 per share at that date. However, TIMET's stock price had been less than Tremont's per share carrying value of its investment in TIMET only since the end of the third quarter of 2001. In this regard, TIMET's stock price was trading over $10 per share prior to September 11, 2001, and on March 13, 2002 TIMET's stock price was $5.10 per share. Tremont expects the per share carrying value of its investment in TIMET will decline during 2002 as it recognizes expected equity in losses of TIMET. Tremont believes NYSE stock prices, particularly in the case of companies such as TIMET which have a major shareholder, are not necessarily indicative of a company's enterprise value or the value that could be realized if the company were sold. Tremont will continue to monitor and evaluate the value of its investment in TIMET based on, among other things, TIMET's results of operations, financial condition, liquidity and business outlook. In the event Tremont determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, Tremont would report an appropriate write-down at that time.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in 2001 compared to 2000 as a slightly higher level of distributions from The Amalgamated Sugar Company LLC in 2001 was more than offset by a lower interest rate on the Company's $80 million loan to Snake River Sugar Company (which rate was reduced from 12.99% to 6.49% effective April 1, 2000) and a lower average interest rate on funds available for investment. General corporate interest and dividend income decreased in 2000 compared to 1999 due primarily to a slightly lower level of distributions received from The Amalgamated Sugar Company LLC, as well the effect of the April 1, 2000 reduction in the interest rate on the Company's $80 million loan to Snake River Sugar Company. The Company received $23.6 million of dividend distributions from the LLC in 2001 compared to $22.7 million in 2000 and $23.5 million in 1999. See Notes 5 and 12 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income is currently expected to be lower during 2002 compared to 2001 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Legal settlement, insurance gains and gain on sale/leaseback. The $31.9 million net legal settlement gains in 2001 relate principally to (i) settlement of certain litigation to which Waste Control Specialists was a party ($20.1 million) and (ii) NL's settlements with certain former insurance carriers ($11.4 million). The $69.5 million net legal settlement gains in 2000 relate to NL's additional settlements with certain former insurance carriers. These 2000 and 2001 settlements of NL resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. The insurance gain in 2001 relates to proceeds NL received related to property damage insurance coverages for the fire at its Leverkusen, Germany facility, as the proceeds received exceeded the carrying value of the property destroyed and cleanup and other extra costs incurred. NL does not expect to receive any additional insurance proceeds related to the Leverkusen fire subsequent to December 31, 2001. The gain on sale/leaseback relates to CompX's manufacturing facility in The Netherlands. See Note 12 to the Consolidated Financial Statements.

     Securities transactions. Securities transactions gains in 2001 include a $33.1 million realized gain from exchanges of LYONs and related to the disposition of a portion of the shares of Halliburton Company common stock held by the Company when certain holders of the Company's LYONs debt obligations exercised their right to exchange their LYONs for such Halliburton shares. Securities transactions in 2001 also include (i) a $14.2 million gain related to the reclassification of certain shares of Halliburton common stock from available-for-sale to trading securities, (ii) an $11.6 million unrealized loss related to changes in market value of the Halliburton shares classified as trading securities, (iii) Valhi's sale of 390,000 Halliburton shares in market transactions for an aggregate realized gain of $13.7 million and (iv) a $2.3 million charge for an other than temporary impairment of certain marketable securities held by the Company. Securities transactions in 2000 include (i) a $5.6 million gain related to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain insurance policies and (ii) a $5.7 million charge for an other than temporary decline in value of certain marketable securities held by the Company. Securities transactions gains in 1999 relate principally to LYONs exchanges. See Notes 5 and 12 to the Consolidated Financial Statements. Any additional LYONs exchanges in 2002 or thereafter would similarly result in additional securities transaction gains. Also, the Company held approximately 515,000 shares of Halliburton common stock at December 31, 2001 that were classified as trading securities. Such 515,000 Halliburton shares were sold during the first quarter of 2002 for aggregate proceeds of $8.7 million, or $1.9 million greater than the carrying value of such shares at December 31, 2001. The Company will report a $1.9 million securities transaction gain in the first quarter of 2002 related to the disposal of such Halliburton shares.

     General corporate expenses. Net general corporate expenses in 2001 approximated net expenses in 2000, as lower legal expenses of NL were offset by higher compensation-related expenses of Tremont. Net general corporate expenses increased in 2000 compared to 1999 due primarily to higher environmental and legal expenses of NL and the effect of consolidating Tremont's results of operations effective January 1, 2000. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business will be recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in the first quarter of 2003 ($4 million recognized in each of 1999, 2000 and 2001). See Note 12 to the Consolidated Financial Statements. Net general corporate expenses in 2002 are currently expected to be somewhat higher compared to 2001.

     Interest expense. Interest expense declined in 2001 compared to 2000 due primarily to lower interest rates on variable-rate borrowings and a lower level of outstanding indebtedness of NL and Valhi, offset in part by higher levels of indebtedness at CompX. Interest expense declined slightly in 2000 compared to 1999 due primarily to lower average levels of outstanding indebtedness at NL, offset in part by the effect of consolidating Tremont's results of operations effective January 1, 2000 and higher levels of indebtedness at CompX.

     In February 2002, NL announced the redemption of $25 million principal amount of its 11.75% Senior Secured Notes in March 2002 at par value. NL may redeem additional amounts of its Senior Secured Notes during 2002. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in 2002 is expected to be somewhat lower compared to 2001 due to lower anticipated interest rates on variable-rate borrowings in the U.S. and a lower average level of outstanding debt (including Valhi's LYONs).

     At December 31, 2001, approximately $476 million of consolidated indebtedness, principally publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 10.3% (2000 - $551 million with a weighted average interest rate of 10.2%; 1999 - $596 million with a weighted average fixed interest rate of 10.4%). The weighted average interest rate on $133 million of outstanding variable rate borrowings at December 31, 2001 was 4.5% compared to an average interest rate on outstanding variable rate borrowings of 7.1% at December 31, 2000 and 5.0% at December 31, 1999. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 2000 to December 31, 2001 due principally to the reduction in short-term U.S. interest rates. The weighted average interest rate increased from December 31, 1999 to December 31, 2000 due principally to an increase in U.S. short-term interest rates and an increase in the amount of higher-cost U.S. dollar-denominated indebtedness relative to lower-cost non-U.S. dollar-denominated indebtedness.

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

     Through December 31, 2000, certain subsidiaries, including NL, Tremont and, beginning in March 1998, CompX, were not members of the consolidated U.S. tax group of which Valhi is a member (the Contran Tax Group), and the Company provided incremental income taxes on such earnings. In addition, through December 31, 2000, Tremont and NL were each in separate U.S. tax groups, and Tremont provided incremental income taxes on its earnings with respect to NL. As previously reported, effective January 1, 2001 NL and Tremont each became members of the Contran Tax Group. Consequently, beginning in 2001 Valhi no longer provides incremental income taxes on its earnings with respect to NL and Tremont nor on Tremont's earnings with respect to NL. In addition, beginning in 2001 the Company believes that recognition of an income tax benefit for certain of Tremont's deductible income tax attributes arising during 2001, while not appropriate under the "more-likely-than-not" recognition criteria at the Tremont separate-company level, is appropriate at the Valhi consolidated level as a result of Tremont becoming a member of the Contran Tax Group. Both of these factors resulted in a reduction in the Company's consolidated effective income tax rate in 2001 compared to 2000.

     During 2001, NL reduced its deferred income tax asset valuation allowance by $24.7 million. Of such reduction, $23.2 million related to a change in estimate  of NL's  ability  to utilize  certain  German  income  tax  attributes following the completion of a restructuring of its German operations, the benefit of which had not previously been recognized under the "more-likely-than-not" recognition criteria. In addition, NL also utilized certain tax attributes during 2001 for which the benefit had also not previously been recognized.

     During 2001, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $3.8 million due primarily because Tremont concluded certain tax attributes, including its net operating loss carryforwards generated prior to January 1, 2001 now did not meet the "more-likely-than-not" recognition criteria. Such net operating loss carryforwards can only be used to offset future taxable income of Tremont, and may not be used to offset future taxable income of other members of the Contran Tax Group.

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

     As discussed in Note 20 to the Consolidated Financial Statements, effective January 1, 2002, the Company will no longer recognize periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 will result in a reduction in the Company's overall effective income tax rate in 2002 as compared to 2001. However, despite the impact on the Company's effective income tax rate in 2002 due to ceasing to periodically amortize goodwill, and excluding the effect in 2001 of changes in NL's and Tremont's deferred income tax asset valuation allowances, the Company currently expects its effective income tax rate for 2002 will likely be higher as compared to 2001 due to changes in the relative mix of pre-tax income, with a higher percentage of pre-tax income associated with high tax-rate jurisdictions in 2002 as compared to 2001.

     Minority interest. See Note 13 to the Consolidated Financial Statements. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     As discussed above, the Company commenced consolidating Tremont's results of operations beginning in 2000. Consequently, the Company commenced reporting minority interest in Tremont's net earnings beginning in 2000. Minority interest in earnings of Tremont's subsidiaries in 2000 relates to TRECO L.L.C., a 75%-owned subsidiary of Tremont that holds Tremont's interests in BMI and Landwell. In December 2000, TRECO acquired the 25% interest in TRECO previously held by the other owner of TRECO, and TRECO became a wholly-owned subsidiary of Tremont. Accordingly, no minority interest in Tremont's subsidiaries was reported in 2001.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 18 to the Consolidated Financial Statements.

     Discontinued operations, extraordinary item and accounting principles not yet adopted. See Notes 3, 1 and 20 to the Consolidated Financial Statements.

European monetary conversion

     Beginning January 1, 1999, 11 of the 15 members of the European Union ("EU"), including Germany, Belgium, The Netherlands and France, established fixed conversion exchange rates between their existing national currencies and the European currency unit ("euro"). Such members adopted the euro as their common legal currency on that date. The remaining four EU members (including the United Kingdom) may convert their national currencies to the euro at a later date. Certain European countries, such as Norway, are not members of the EU and their national currencies will remain intact. Each EU national government retained authority to establish their own tax and fiscal spending policies and public debt levels, although such public debt will be issued in, or re-denominated into, the euro. However, monetary policies, including money supply and official euro interest rates, are now established by a new European Central Bank. Following the introduction of the euro, the participating countries' national currencies remained legal tender as denominations of the euro through January 1, 2002, although the exchange rates between the euro and such currencies remained fixed. Beginning January 1, 2002, national currency units were exchanged for euros and the euro became the primary legal tender currency.

     NL. NL conducts substantial operations in Europe, principally in Germany, Belgium, The Netherlands, France and Norway. In addition, at December 31, 2001, NL has a certain amount of outstanding indebtedness denominated in the euro. The national currency of the country in which such operations are located are such operation's functional currency. As of January 1, 2001, the functional currencies of the German, Belgian, Dutch and French operations had been converted from their respective national currencies to the euro. The euro conversion may impact NL's operations including, among other things, changes in product pricing decisions necessitated by cross-border price transparencies. Such changes in product pricing decisions could impact both selling prices and purchasing costs, and consequently favorably or unfavorably impact NL's reported consolidated results of operations, financial condition or liquidity. At December 31, 2001, NL had substantial net assets denominated in the euro.

     CompX. As of January 1, 2001, the functional currency of CompX's Thomas Regout operations in The Netherlands had been converted to the euro from its national currency (Dutch guilders). CompX does not believe the euro conversion had a material effect on its consolidated results of operations, financial condition or liquidity.

     TIMET. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom. The United Kingdom has not adopted the euro. Approximately 60% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and other European currencies tied to the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings.

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

     Certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation, depletion and amortization expense, non-cash interest expense, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. In addition, substantially all of the proceeds resulting from NL's legal settlements in 2000 and 2001 are shown as restricted cash, and therefore such settlements had no impact on cash flows from operating activities.

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in a current cash outlay paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits.

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of marketable securities and long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities. Similarly, NL's insurance gain in 2001 related to the property destroyed by fire at its Leverkusen facility is included in the determination of net income, but the proceeds received from the insurance company for property damage reimbursements are also shown as investing activities.

     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 2001, the estimated cost to complete capital projects in process approximated $13.5 million, of which $11 million relates to NL's Ti02 facilities (including $4 million related to reconstruction of the Leverkusen facility) and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2002 are expected to approximate $48 million ($32 million for NL, $11 million for CompX and $5 million for Waste Control Specialists). Capital expenditures in 2002 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 2001, NL and CompX each purchased shares of their respective common stocks in market transactions for an aggregate of $15.5 million and $2.6 million, respectively, and Valhi purchased shares of Tremont common stock in market transactions for an aggregate of $198,000. In addition, (i) EMS loaned a net $20 million to one of the Contran family trusts discussed in Note 1 to the Consolidated Financial Statements, (ii) NL received $23.4 million of insurance recoveries for property damage and clean-up costs associated with the Leverkusen fire, (iii) Valhi sold 390,000 shares of Halliburton common stock in market transactions for aggregate proceeds of $16.8 million and (iv) CompX received $10 million of proceeds from the sale/leaseback of its manufacturing facility in The Netherlands.

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

     Financing activities. During 2001, (i) Valhi borrowed a net $4.0 million under its revolving bank credit facility and borrowed a net $16.6 million under short-term demand loans from Contran, (ii) CompX borrowed a net $10 million under its revolving bank credit facility and (iii) NL repaid euro 24 million ($21.4 million when repaid) of its short-term non-U.S. notes payable. In addition, (i) a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, (ii) $142.6 million principal amount at maturity ($79.9 million accreted value) of Valhi's LYONs debt obligations were retired either through exchanges or redemptions and (iii) EMS entered into a $13.4 million reducing revolving intercompany credit facility with Tremont, the proceeds of which were used to repay Tremont's loan from Contran.

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

     At December 31, 2001, unused credit available under existing credit facilities approximated $77.9 million, which was comprised of $51 million available to CompX under its revolving credit facility, $8 million available to NL under non-U.S. credit facilities and $18.9 million available to Valhi under its revolving bank credit facility. Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. See Note 11 to the Consolidated Financial Statements. Other than operating leases discussed in Note 19 to the Consolidated Financial Statements, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - NL Industries

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows.

     At December 31, 2001, NL had cash, cash equivalents and marketable debt securities of $199 million, including restricted balances of $83 million, and NL had $8 million available for borrowing under its non-U.S. credit facilities. At December 31, 2001, NL had complied with all financial covenants governing its debt agreements. Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     NL's capital expenditures during the past three years aggregated $120.4 million, including $23.0 million ($5.0 million in 2001) for NL's ongoing environmental protection and compliance programs and $22.3 million in 2001 related to reconstruction of the Leverkusen facility destroyed by fire. NL's estimated 2002 and 2003 capital expenditures are $32.0 million each, and include $5.0 million (2003 - $4.0 million) in the area of environmental protection and compliance and $4.0 million in 2002 related to completion of the reconstruction of the Leverkusen facility. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     NL's board of directors has authorized NL to purchase up to 4.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through December 31, 2001, NL had purchased
3.3 million of its shares pursuant to such authorizations for an aggregate of $53.6 million, including 1.1 million shares purchased during 2001 for an aggregate of $15.5 million.

     In February 2002, NL announced the redemption of $25 million principal amount of its Senior Secured Notes at par value. NL may redeem more of its Senior Secured Notes in 2002, although there can be no assurance that any such additional redemption will be called.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL has received preliminary tax assessments for the years
1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately 10.4 million euro ($9.2 million at December 31, 2001). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 2001, NL had recorded net deferred tax liabilities of $133 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $154 million at December 31, 2001, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($107 million at December 31, 2001) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $160 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

     In 1999, CompX acquired two slide producers for approximately $65 million cash consideration, using available cash on hand and $20 million of borrowing under its revolving bank credit facility. In 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration using primarily borrowings under its bank credit facility.

     CompX's capital  expenditures  during the past three years aggregated $56.1
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

     CompX's board of directors has authorized CompX to purchase up to 1.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through December 31, 2001, CompX had purchased 1.1 million shares pursuant to such authorization for an aggregate of $11.3 million, including 260,000 shares purchased in 2001 for $2.6 million.

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its credit facility, will be sufficient  to  meet  CompX's  liquidity  needs  for  working  capital,  capital expenditures, debt service, dividends and future acquisitions for the foreseeable future.

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

Waste management - Waste Control Specialists

     Waste Control Specialists capital expenditures during the past three years aggregated $7.3 million. Such capital expenditures were funded primarily from Valhi's capital contributions ($10 million in 1999 and $20 million in 2000) as well as certain debt financing provided to Waste Control Specialists by Valhi.

     At December 31, 2001, Waste Control Specialists' indebtedness consists principally of (i) a $4.8 million term loan due in installments through November 2004 and (ii) $11.3 million of other borrowings under a $15 million revolving credit facility that matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2002 under its $15 million revolving credit facility.

TIMET


     At December 31, 2001, TIMET had net cash of approximately $12.1 million ($12.4 million of debt and $24.5 million of cash and equivalents). At December 31, 2001, TIMET had over $150 million available for borrowing under such facilities. TIMET believes such net cash, cash flow from operations and its borrowing availability will satisfy its working capital, capital expenditures and other requirements in 2002.

     TIMET's capital expenditures during the past three years aggregated $52.1 million. TIMET's capital expenditures during 2002 are currently expected to be about $12 million.

     At December 31, 2001, TIMET had $201.2 million outstanding of its 6.625% convertible preferred securities. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. During June 2001, following TIMET's legal settlement with Boeing, TIMET resumed payment of dividends on its convertible preferred securities, and TIMET also paid the aggregate amount of dividends that have been previously deferred on such convertible preferred securities ($13.9 million). Prior to September 2001, TIMET was prohibited from paying dividends on its common stock due to restrictions contained in its U.S. credit agreement. In September 2001, such U.S. credit agreement was amended to permit TIMET to pay dividends on its common stock in amounts up to an aggregate of $10 million per year, provided certain specified conditions were met.

     TIMET used the proceeds from its settlement with Boeing to (i) pay legal and other costs associated with the Boeing settlement, (ii) pay the deferred dividends on its convertible preferred securities and (iii) repay a substantial portion of TIMET's outstanding revolving bank debt.

     In October 1998, TIMET purchased for cash $80 million of Special Metals Corporation 6.625% convertible preferred stock (the "SMC Preferred Stock"). Dividends for the period October 1998 through December 1999 were deferred by Special Metals due to limitations imposed by their bank credit agreements. In April 2000, Special Metals resumed current dividend payments of $1.3 million each quarter, however dividends and interest in arrears were not paid. On October 11, 2001, TIMET was notified by Special Metals of their intention to again defer the payment of dividends effective with the dividend due on October 28, 2001. TIMET believes that such dividends are likely to be deferred indefinitely. At December 31, 2001, the aggregate dividends and interest accrued by TIMET were approximately $9 million. There can be no assurances that TIMET will again receive regular quarterly dividend payments and/or reimbursement for dividend and interest payments in arrears.

     The SMC Preferred Stock is not marketable, and quoted market prices are unavailable. TIMET understands that a significant portion of Special Metal's sales are to the commercial aerospace industry, and, therefore, its business may be adversely impacted by the terrorist attacks of September 11, 2001. TIMET believes Special Metals has a significant amount of debt relative to its near term potential earnings and cash flow and that a refinancing and/or restructuring of its capital, or some portion thereof, is necessary. Special Metals has indicated that it may violate certain bank covenants early in 2002 and that it is considering strategic and financial options, including efforts to restructure and/or modify the terms of certain debt agreements. Such efforts may include negotiations with TIMET to modify the terms of its preferred securities in Special Metals and/or exchange, in whole or in part, such preferred securities for common stock, other securities or other assets.

     At December 31, 2001, TIMET had $4 million accrued related to environmental issues at certain of TIMET's facilities for groundwater remediation activities. The undiscounted environmental remediation charges are expected to be paid over a period of up to thirty years.

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

Tremont Corporation

     Tremont is primarily a holding company which, at December 31, 2001, owned approximately 39% of TIMET and 21% of NL. At December 31, 2001, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $49 million and $156 million, respectively. See Note 7 to the Consolidated Financial Statements.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS (NL's majority-owned environmental management subsidiary), and Tremont repaid its previously-reported loan from Contran. Such intercompany loan between EMS and Tremont ($12.65 million outstanding at December 31, 2001), collateralized by 10.2 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements.

     Tremont has received a tax assessment from the U.S. federal tax authorities proposing tax deficiencies of $8.3 million on its 1998 tax return. Tremont has appealed the proposed deficiencies and believes they are substantially without merit. No assurances can be given that these tax matters will be resolved in Tremont's favor in view of the inherent uncertainties involved in tax proceedings. Tremont believes it has provided adequate accruals for additional taxes which may ultimately result from all such examinations, and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at December 31, 2001, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at December 31, 2001, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX commenced quarterly dividends of $.125 per share in the fourth quarter of 1999. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at December 31, 2001, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets.

     At December 31, 2001, Valhi had $3.5 million of parent level cash and cash equivalents, had $35 million of outstanding borrowings under its revolving bank credit agreement and had $24.6 million of short-term demand loans payable to Contran. In addition, Valhi had $18.9 million of borrowing availability under its bank credit facility and 515,000 shares of Halliburton common stock with an aggregate market value of $6.7 million which have been released from the LYONs escrow and could therefore be sold. During the first quarter of 2002, Valhi sold such Halliburton shares in market transactions for an aggregate of $8.7 million, and used a majority of the proceeds to reduce its outstanding borrowings from Contran. In January and February 2002, the size of Valhi's bank credit facility was increased by an aggregate of $17.5 million to $72.5 million.

     Valhi's LYONs do not require current cash debt service. See Note 11 to the Consolidated Financial Statements. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at December 31, 2001, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $9 million.

     At December 31, 2001, the LYONs had an accreted value equivalent to approximately $41 per Halliburton share, and the market price of the Halliburton common stock was $13.10 per share. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity, or an aggregate of $27.4 million. Such October 2002 redemption price is equivalent to about $44 per Halliburton share. If the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 per share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder.

     During 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during 2001 were so settled. Also during 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. Valhi may consider additional partial redemptions or a full redemption of the remaining notes based on future market conditions and other considerations. There can be no assurance, however, that Valhi will pursue an additional partial redemption or a full redemption of the notes.

     The terms of The Amalgamated Sugar Company LLC provide for annual "base level" of cash dividend distributions (sometimes referred to distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which is the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2002, Valhi currently expects that distributions received from the LLC in 2002 will approximate its debt service requirements under its $250 million loans from Snake River. See Notes 5 and 12 to the Consolidated Financial Statements.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. Such covenants allowed Snake River to pay interest debt service payments to Valhi on the $80 million loan of $7.2 million in 1999, $950,000 in 2000 and nil in 2001. At December 31, 2001, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $22.7 million. Such accrued and unpaid interest is classified as a noncurrent asset at December 31, 2001. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC). Following the repayment of Snake River's third-party senior debt in April 2009, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($15.5 million in 2001) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 11 and 19 to the Consolidated Financial Statements. The following table summarizes such contractual commitments for the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                        Unconditional payment due date
                                                                 2007 and
        Contractual commitment         2002  2003/2004 2005/2006  after   Total
        ----------------------         ----  --------- ---------  -----   -----
                                                      (In millions)

Indebtedness ......................   $111.2   $246.9   $   .3   $250.0   $608.4

Operating leases ..................      5.9      7.5      3.4     20.2     37.0

Fixed asset acquisitions ..........     13.5      1.8     --       --       15.3
                                      ------   ------   ------   ------   ------

                                      $130.6   $256.2   $  3.7   $270.2   $660.7
                                      ======   ======   ======   ======   ======

     In addition, the Company is a party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. While the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. Agreements to which the Company is a party that fall into this category, more fully described in Note 19 to the Consolidated Financial Statements, are: o CompX's patent license agreements under which it pays royalties based on the volume of certain products manufactured in Canada and sold in the United States;
o NL's long-term supply contracts for the purchase of chloride-process TiO2 feedstock; and o TIMET's agreement for the purchase of titanium sponge.

     In addition, the Company is a party to certain other agreements that conditionally commit the Company to pay certain amounts in the future. Due to the provisions of such agreements, it is possible that the Company might not ever be required to pay any amounts under these agreements. Agreements to which the Company is a party that fall into this category, more fully described in Notes 5, 8 and 19 to the Consolidated Financial Statements, are:


o The Company's requirement to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term debt to collateralize such debt in order to exercise its conditional right to temporarily take control of The Amalgamated Sugar Company LLC;

o The Company's requirement to pledge $5 million of cash or marketable securities as collateral for Snake River's third-party debt in order to permit Snake River to continue to make debt service payments on its $80 million loan from Valhi; and

o Waste Control Specialists' requirement to pay certain amounts based upon specified percentages of qualifying revenues.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2000 and 2001. See Notes 1 and 15 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 2000 and 2001.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 2001, the Company's aggregate indebtedness was split between 78% of fixed-rate instruments and 22% of variable-rate borrowings (2000
- 79% of fixed-rate instruments and 21% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2001. The Company's LYONs debt obligations, which mature in October 2007, are reflected in the following table as due in October 2002, the next date at which they are redeemable at the option of the holder. At December 31, 2001, all outstanding fixed-rate indebtedness was denominated in U.S. dollars, and the outstanding variable rate borrowings were denominated in U.S. dollars or the euro. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2001 using exchange rates of .88 U.S. dollars per euro and .11 U.S. dollars per kroner.

                                              Amount
                                         Carrying   Fair       Interest   Maturity
            Indebtedness*                 value     value        rate       date
            ------------                --------- ---------    --------    ------
                                                      (In millions)

Fixed-rate indebtedness:
  Valhi LYONs .......................    $  25.5   $  25.0        9.2%      2002
  Valhi note payable ................        2.9       2.9        6.2%      2002
  Valcor Senior Notes ...............        2.4       2.4        9.6%      2003
  NL Senior Notes ...................      194.0     194.9       11.7%      2003
  Valhi loans from Snake River ......      250.0     250.0        9.4%      2027
  Other .............................         .8        .8        7.6%   Various
                                                   -------    -------    -------
                                                     475.6      476.0       10.3%
                                                   -------    -------    -------

Variable-rate indebtedness:
  NL notes payable:
    euro-denominated ................       24.0      24.0        3.8%      2002
    kroner-denominated ..............       22.2      22.2        7.3%      2002
  Valhi bank revolver ...............       35.0      35.0        3.8%      2002
  CompX bank revolver ...............       49.0      49.0        4.2%      2003
  Other .............................        2.5       2.5        3.8%   various
                                                   -------    -------    -------
                                                     132.7      132.7        4.5%
                                                   -------    -------    -------

                                                   $ 608.3    $ 608.7        9.1%
                                                   =======    =======    =======

*  Denominated in U.S. dollars, except as otherwise indicated.

     At December 31, 2000, fixed rate indebtedness aggregated $550.8 million (fair value - $564.7 million) with a weighted-average interest rate of 10.2%;
variable rate indebtedness at such date aggregated $148.7 million, which approximates fair value, with a weighted-average interest rate of 7.1%. All of such fixed rate indebtedness was denominated in U.S. dollars. Such variable rate indebtedness was denominated in U.S. dollars (52% of the total), the euro (32%), the Norwegian kroner (15%) or the new Taiwan dollar (1%)

     The Company has an $80 million loan to Snake River Sugar Company at December 31, 2000 and 2001. Such loan bears interest at a fixed interest rate of 6.49% at such dates, the estimated fair value of such loan aggregated $86.4 million and $96.4 million at December 31, 2000 and 2001, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $5.4 million at December 31, 2001 (2000 - $3.7 million).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2001, NL had the equivalent of $24.0 million of outstanding euro-denominated indebtedness and $22.2 million of Norwegian kroner-denominated indebtedness (2000- the equivalent of $47.5 million of euro-denominated indebtedness and $22.5 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $4.6 million at December 31, 2001 (2000 - $7.0 million).

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at December 31, 2000 CompX had entered into a series of short-term forward exchange contracts maturing through March 2001 to exchange an aggregate of $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of approximately Cdn $1.48 per U.S. dollar. The estimated fair value of such forward exchange contracts at December 31, 2000 is not material. No such contracts were held at December 31, 2001.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2000 and 2001 (including shares of Halliburton common stock held by the Company) was $268.0 million and $205.0 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $26.8 million at December 31, 2000 and $20.5 million at December 31, 2001.

     Embedded derivatives. The Company's LYONs debt obligations contain an embedded derivative that allows the LYONs holders to exchange their debt instrument for shares of Halliburton common stock held by the Company. See Notes 5 and 11 to the Consolidated Financial Statements. As a result, the LYONs debt obligations are is exposed to both interest rate and equity security market risk because changes in either market interest rates or the price of Halliburton common stock will affect the fair value of the debt obligations.

     The LYONs are  exchangeable  at any time at the  option of the  holder  for
14.4308 shares of Halliburton common stock held by the Company. The LYONs are redeemable at the option of the holder in October 2002 for cash in an amount equal to the accreted value at that date ($636.27 per $1,000 principal amount at maturity, or the equivalent of about $44 per Halliburton share). The LYONs mature in October 2007 for $1,000 per LYON (or the equivalent of about $69 per Halliburton share). If the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 per share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holders, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holders. Similarly, if the market value of Halliburton common stock equals or exceeds $69 per share in October 2007 (the maturity date of the LYONs), the Company would expect that it would extinguish the LYONs debt obligations through an exchange of such debt obligations for the shares of Halliburton common stock held by the Company. To the extent the market price of Halliburton common stock was less than $69 in October 2007 and the Company was required to extinguish the debt through a cash payment of $1,000 per LYON, the Company would likely sell the Halliburton shares underlying the maturing LYONs in order to raise a portion of the cash maturity price due to the LYON holders, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement. See Note 18 to the Consolidated Financial Statements.

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

 (b)                Reports on Form 8-K

                    Reports on Form 8-K filed for the quarter ended December 31, 2001.

                    None.


 (c)                Exhibits

                    Included as exhibits are the items listed in the Exhibit Index. Valhi will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets as of December 31, 2001 will be furnished to the Commission upon request.

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

 10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2001.

Item No.                         Exhibit Item

 10.2               Intercorporate    Services    Agreement    between   Contran
                    Corporation and NL effective as of January 1, 2001 - incorporated by reference to Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2001.

 10.3 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 2001 - incorporated by reference to Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 2001.

 10.4 Intercompany Services Agreement between Contran Corporation and CompX effective January 1, 2001 - incorporated by reference to Exhibit 10.1 to CompX's Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended June 30, 2001.

 10.5 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001.

 10.6               Security  Agreement  dated May 4, 2001 by and between Harold
                    C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001.

 10.7* Valhi, Inc. 1987 Stock Option - Stock Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1994.

 10.8* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.9*              CompX  International  Inc. 1997  Long-Term  Incentive Plan -
                    incorporated   by  reference  to  Exhibit  10.2  to  CompX's
                    Registration Statement on Form S-1 (File No. 333-42643).

10.10* Form of Deferred Compensation Agreement between the Registrant and certain executive officers - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1999.

10.11 Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.12               Master  Agreement  Regarding  Amendments to The  Amalgamated
                    Sugar Company Documents dated October 19, 2000 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.13 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

Item No.                         Exhibit Item

10.14 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.15 Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.16 Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.17 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.18 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997 - incorporated by reference to
                    Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

10.19 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.20 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

10.21 Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.22 Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to
                    Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.23 Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to
                    Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

Item No.                         Exhibit Item

10.24 Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.25 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.26 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.27 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.28 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.29 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 199 - incorporated by reference to
                    Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.30 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.31               First   Amendment  to  the  Voting  Rights  and  Forbearance
                    Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000 - incorporated by reference to
                    Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.32 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.33 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                         Exhibit Item

10.34 First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.35 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.36 First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

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

Item No.                         Exhibit Item

10.44 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.45 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England - incorporated by reference to Exhibit 10.23 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.46 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.47 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to
                    Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.48 Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit No. 10.5 to NL's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-640).

10.49               Investment  Agreement  dated  July 9, 1998,  between  TIMET,
                    TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.50 Amendment to Investment Agreement, dated October 28, 1998, among TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit
                    10.4 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.51 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.5 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.52 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock - incorporated by reference to Exhibit 4.5 to Special Metals Corporation's Current Report on Form 8-K (File No. 000-22029) dated October 28, 1998.

10.53 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to
                    Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

Item No.                         Exhibit Item


10.54 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, TRE Insurance, Ltd., and Baroid Corporation
                    - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.55 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit 10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

10.56 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit No. 10.40 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

10.57 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

21.1                Subsidiaries of the Registrant.

23.1                Consent of PricewaterhouseCoopers LLP



* Management contract, compensatory plan or agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VALHI, INC.
                                      (Registrant)


                                      By: /s/ Steven L. Watson
                                          ----------------------------------
                                          Steven L. Watson, March 25, 2002
                                          (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                        /s/ Steven L. Watson
---------------------------------------     ------------------------------------
Harold C. Simmons, March 25, 2002           Steven L. Watson, March 25, 2002
(Chairman of the Board and                  (President and Director)
 Chief Executive Officer)



/s/ Thomas E. Barry                           /s/ Glenn R. Simmons
---------------------------------------     -----------------------------------
Thomas E. Barry, March 25, 2002             Glenn R. Simmons, March 25, 2002
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                        /s/ Bobby D. O'Brien
--------------------------------------      -----------------------------------
Norman S. Edelcup, March 25, 2002           Bobby D. O'Brien, March 25, 2002
(Director)                                  (Vice President and Treasurer,
                                            Principal Financial Officer)



/s/ Edward J. Hardin                        /s/ Gregory M. Swalwell
--------------------------------------      ----------------------------------
Edward J. Hardin, March 25, 2002            Gregory M. Swalwell, March 25, 2002
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. March 25, 2002
(Director)



                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Page

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets - December 31, 2000 and 2001            F-3

  Consolidated Statements of Income -
   Years ended December 31, 1999, 2000 and 2001                       F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 1999, 2000 and 2001                       F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 1999, 2000 and 2001                       F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1999, 2000 and 2001                       F-9

  Notes to Consolidated Financial Statements                          F-12



Financial Statement Schedules

  Report of Independent Accountants                                   S-1

  Schedule I  - Condensed financial information of Registrant         S-2

  Schedule II - Valuation and qualifying accounts                     S-11


        Schedules III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2002

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001

                      (In thousands, except per share data)

              ASSETS
                                                          2000            2001
                                                          ----            ----

Current assets:
  Cash and cash equivalents ....................      $  135,017      $  154,413
  Restricted cash equivalents ..................          69,242          63,257
  Marketable securities ........................            --            18,465
  Accounts and other receivables ...............         182,991         162,310
  Refundable income taxes ......................          14,470           3,564
  Receivable from affiliates ...................             885             844
  Inventories ..................................         242,994         262,733
  Prepaid expenses .............................           7,272          11,252
  Deferred income taxes ........................          14,236          12,999
                                                      ----------      ----------

      Total current assets .....................         667,107         689,837
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         268,006         186,549
  Investment in affiliates .....................         235,791         211,115
  Receivable from affiliate ....................            --            20,000
  Loans and other receivables ..................         100,540         105,940
  Mining properties ............................          13,971          12,410
  Prepaid pension costs ........................          22,789          18,411
  Unrecognized net pension obligations .........            --             5,901
  Goodwill .....................................         359,420         349,058
  Deferred income taxes ........................           2,046           3,818
  Other assets .................................          49,604          32,549
                                                      ----------      ----------

      Total other assets .......................       1,052,167         945,751
                                                      ----------      ----------

Property and equipment:
  Land .........................................          29,644          28,721
  Buildings ....................................         167,653         163,995
  Equipment ....................................         543,915         569,001
  Construction in progress .....................          14,865           9,992
                                                      ----------      ----------
                                                         756,077         771,709
  Less accumulated depreciation ................         218,530         253,450
                                                      ----------      ----------

      Net property and equipment ...............         537,547         518,259
                                                      ----------      ----------

                                                      $2,256,821      $2,153,847
                                                      ==========      ==========

           See accompanying notes to consolidated financial statements


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           December 31, 2000 and 2001

                      (In thousands, except per share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         2000            2001
                                                         ----            ----

Current liabilities:
  Notes payable ..................................   $    70,039    $    46,201
  Current maturities of long-term debt ...........        34,284         64,972
  Accounts payable ...............................        81,572        114,474
  Accrued liabilities ............................       162,431        166,488
  Payable to affiliates ..........................        32,042         38,148
  Income taxes ...................................        15,693          9,578
  Deferred income taxes ..........................         1,922          1,821
                                                     -----------    -----------

      Total current liabilities ..................       397,983        441,682
                                                     -----------    -----------

Noncurrent liabilities:
  Long-term debt .................................       595,354        497,215
  Accrued OPEB costs .............................        50,624         50,146
  Accrued pension costs ..........................        26,697         33,823
  Accrued environmental costs ....................        66,224         54,392
  Deferred income taxes ..........................       294,371        268,468
  Other ..........................................        41,055         32,642
                                                     -----------    -----------

      Total noncurrent liabilities ...............     1,074,325        936,686
                                                     -----------    -----------

Minority interest ................................       156,278        153,151
                                                     -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued .......................          --             --
  Common stock, $.01 par value; 150,000 shares
   authorized; 125,730 and 125,811 shares issued .         1,257          1,258
  Additional paid-in capital .....................        44,345         44,982
  Retained earnings ..............................       591,030        656,408
  Accumulated other comprehensive income:
    Marketable securities ........................       132,580         86,654
    Currency translation .........................       (60,811)       (79,404)
    Pension liabilities ..........................        (4,517)       (11,921)
  Treasury stock, at cost - 10,570 shares ........       (75,649)       (75,649)
                                                     -----------    -----------

      Total stockholders' equity .................       628,235        622,328
                                                     -----------    -----------

                                                     $ 2,256,821    $ 2,153,847
                                                     ===========    ===========


Commitments and contingencies (Notes 5, 8, 11, 16, 18 and 19)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                              1999           2000          2001
                                              ----           ----          ----

Revenues and other income:
  Net sales ...........................   $ 1,145,222    $ 1,191,885    $ 1,059,470
  Other, net ..........................        68,456        127,101        154,000
                                          -----------    -----------    -----------

                                            1,213,678      1,318,986      1,213,470
                                          -----------    -----------    -----------

Cost and expenses:
  Cost of sales .......................       840,326        824,391        774,979
  Selling, general and administrative .       189,036        201,732        195,166
  Interest ............................        72,039         70,354         62,285
                                          -----------    -----------    -----------

                                            1,101,401      1,096,477      1,032,430
                                          -----------    -----------    -----------

                                              112,277        222,509        181,040
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")          --           (8,990)        (9,161)
  Tremont Corporation* ................       (48,652)          --             --
  Waste Control Specialists* ..........        (8,496)          --             --
  Other ...............................          --            1,672            580
                                          -----------    -----------    -----------

    Income before taxes ...............        55,129        215,191        172,459

Provision for income taxes (benefit) ..       (71,285)        94,442         53,179

Minority interest in after-tax earnings        78,992         43,658         26,082
                                          -----------    -----------    -----------

    Income from continuing operations .        47,422         77,091         93,198

Discontinued operations ...............         2,000           --             --

Extraordinary item ....................          --             (477)          --
                                          -----------    -----------    -----------

    Net income ........................   $    49,422    $    76,614    $    93,198
                                          ===========    ===========    ===========


*Prior to consolidation.

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                           1999          2000          2001
                                                           ----          ----          ----

Basic earnings per share:
  Continuing operations ............................   $       .41   $       .67   $       .81
  Discontinued operations ..........................           .02          --            --
  Extraordinary item ...............................          --            --            --
                                                       -----------   -----------   -----------

  Net income .......................................   $       .43   $       .67   $       .81
                                                       ===========   ===========   ===========

Diluted earnings per share:
  Continuing operations ............................   $       .41   $       .66   $       .80
  Discontinued operations ..........................           .02          --            --
  Extraordinary item ...............................          --            --            --
                                                       -----------   -----------   -----------

  Net income .......................................   $       .43   $       .66   $       .80
                                                       ===========   ===========   ===========


Cash dividends per share ...........................   $       .20   $       .21   $       .24
                                                       ===========   ===========   ===========


Shares used in the calculation of per share amounts:
  Basic earnings per share .........................       115,030       115,132       115,193
  Dilutive impact of stock options .................         1,164         1,138           920
                                                       -----------   -----------   -----------

  Diluted earnings per share .......................       116,194       116,270       116,113
                                                       ===========   ===========   ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)



                                                     1999         2000        2001
                                                     ----         ----        ----

Net income .....................................   $ 49,422    $ 76,614    $ 93,198
                                                   --------    --------    --------

Other comprehensive income (loss),
 net of tax:
  Marketable securities adjustment:
    Unrealized net gains (losses) arising during
     the period ................................      5,503       1,863      (7,673)
    Reclassification for realized net losses
     (gains) included in net income ............       (492)      2,880     (38,253)
                                                   --------    --------    --------
                                                      5,011       4,743     (45,926)

  Currency translation adjustment ..............    (18,121)    (19,978)    (18,593)

  Pension liabilities adjustment ...............     (2,930)      1,258      (7,404)
                                                   --------    --------    --------

    Total other comprehensive income (loss), net    (16,040)    (13,977)    (71,923)
                                                   --------    --------    --------

      Comprehensive income .....................   $ 33,382    $ 62,637    $ 21,275
                                                   ========    ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)



                                                 Additional           Accumulated other comprehensive income              Total
                                        Common    paid-in    Retained   Marketable   Currency     Pension   Treasury  stockholders'
                                         stock    capital    earnings   securities  translation  liabilitie   stock       equity
                                         ------   -------    --------    ---------    --------    --------   -------      ------

Balance at December 31, 1998 .........   $1,255   $42,789   $ 512,468    $ 122,826    $(22,712)   $ (2,845)   $(75,259)  $ 578,522

Net income ...........................     --        --        49,422         --          --          --          --        49,422
Cash dividends .......................     --        --       (23,146)        --          --          --          --       (23,146)
Other comprehensive income (loss), net     --        --          --          5,011     (18,121)     (2,930)       --       (16,040)
Other, net ...........................        1       655        --           --          --          --          --           656
                                         ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 1999 .........    1,256    43,444     538,744      127,837     (40,833)     (5,775)    (75,259)    589,414

Net income ...........................     --        --        76,614         --          --          --          --        76,614
Cash dividends .......................     --        --       (24,328)        --          --          --          --       (24,328)
Other comprehensive income (loss), net     --        --          --          4,743     (19,978)      1,258        --       (13,977)
Common stock reacquired ..............     --        --          --           --          --          --           (19)        (19)
Other, net ...........................        1       901        --           --          --          --          (371)        531
                                         ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 2000 .........    1,257    44,345     591,030      132,580     (60,811)     (4,517)    (75,649)    628,235

Net income ...........................     --        --        93,198         --          --          --          --        93,198
Cash dividends .......................     --        --       (27,820)        --          --          --          --       (27,820)
Other comprehensive income (loss), net     --        --          --        (45,926)    (18,593)     (7,404)       --       (71,923)
Other, net ...........................        1       637        --           --          --          --          --           638
                                         ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 2001 .........   $1,258   $44,982   $ 656,408    $  86,654    $(79,404)   $(11,921)   $(75,649)  $ 622,328
                                         ======   =======   =========    =========    ========    ========    ========   =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                                   1999         2000          2001
                                                   ----         ----          ----

Cash flows from operating activities:
Net income ..................................   $  49,422    $  76,614    $  93,198
Depreciation, depletion and amortization ....      64,654       71,091       74,493
Legal settlements, net ......................        --        (69,465)     (10,307)
Securities transaction gains, net ...........        (757)         (40)     (47,009)
Insurance gain ..............................        --           --        (16,190)
Non-cash:
  Interest expense ..........................       9,788        9,446        5,601
  Defined benefit pension expense ...........      (4,543)     (11,874)      (3,651)
  Other postretirement benefit expense ......      (5,091)      (2,641)        (385)
Deferred income taxes .......................     (92,840)      42,912        7,718
Minority interest ...........................      78,992       43,658       26,082
Equity in:
  TIMET .....................................        --          8,990        9,161
  Tremont Corporation* ......................      48,652         --           --
  Waste Control Specialists* ................       8,496         --           --
  Other .....................................        --         (1,672)        (580)
  Discontinued operations ...................      (2,000)        --           --
  Extraordinary item ........................        --            477         --
Distributions from:
  Manufacturing joint venture ...............      13,650        7,550       11,313
  Tremont Corporation* ......................         655         --           --
  Other .....................................        --             81        1,300
Other, net ..................................       1,809        2,581         (477)
                                                ---------    ---------    ---------

                                                  170,887      177,708      150,267

Change in assets and liabilities:
  Accounts and other receivables ............     (34,616)     (10,709)       8,464
  Inventories ...............................      18,671      (30,816)     (28,623)
  Accounts payable and accrued
   liabilities ..............................       1,080       12,955       30,065
  Income taxes ..............................       5,150        3,940        3,439
  Accounts with affiliates ..................      (7,055)      13,544        4,025
  Other, net ................................     (15,812)      (4,183)      (8,988)
                                                ---------    ---------    ---------

    Net cash provided by operating activities     138,305      162,439      158,649
                                                ---------    ---------    ---------


*Prior to consolidation

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)


                                                1999         2000         2001
                                                ----         ----         ----

Cash flows from investing activities:
  Capital expenditures ...................   $ (55,869)   $ (57,772)   $ (70,821)
  Purchases of:
    Business units .......................     (64,975)      (9,346)        --
    NL common stock ......................      (7,210)     (30,886)     (15,502)
    Tremont common stock .................      (1,945)     (45,351)        (198)
    CompX common stock ...................        (816)      (8,665)      (2,650)
    Interest in other subsidiaries .......        --         (2,500)        --
  Investment in Waste Control Specialists*     (10,000)        --           --
  Proceeds from disposal of:
    Marketable securities ................       6,588          158       16,802
    Property and equipment ...............       2,449          577       11,032
  Change in restricted cash
   equivalents, net ......................      (5,176)       1,517        8,022
  Loans to affiliates:
    Loans ................................      (6,000)     (21,969)     (20,000)
    Collections ..........................       6,000       21,969         --
  Property damaged by fire:
    Insurance proceeds ...................        --           --         23,361
    Other, net ...........................        --           --         (3,205)
  Discontinued operations, net ...........       2,000         --           --
  Other, net .............................        (595)       1,351         (635)
                                             ---------    ---------    ---------

    Net cash used by investing activities     (135,549)    (150,917)     (53,794)
                                             ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...........................     123,203      123,857       51,356
    Principal payments ...................    (157,310)    (126,252)    (102,014)
  Loans from affiliates:
    Loans ................................      45,000       18,160       81,905
    Repayments ...........................     (52,218)     (12,782)     (78,731)
  Valhi dividends paid ...................     (23,146)     (24,328)     (27,820)
  Valhi common stock reacquired ..........        --            (19)        --
  Distributions to minority interest .....      (3,744)     (10,084)     (10,496)
  Other, net .............................         860        4,411        1,347
                                             ---------    ---------    ---------

    Net cash used by financing activities      (67,355)     (27,037)     (84,453)
                                             ---------    ---------    ---------


Net decrease .............................   $ (64,599)   $ (15,515)   $  20,402
                                             =========    =========    =========


*Prior to consolidation.

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                               1999         2000          2001
                                               ----         ----          ----

Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities ...........................   $ (64,599)   $ (15,515)   $  20,402
  Currency translation ..................      (3,398)      (2,175)      (1,006)
  Business units acquired ...............       4,785         --           --
  Consolidation of Waste Control
   Specialists and Tremont Corporation ..       3,736         --           --
                                            ---------    ---------    ---------
                                              (59,476)     (17,690)      19,396

  Balance at beginning of year ..........     212,183      152,707      135,017
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 152,707    $ 135,017    $ 154,413
                                            =========    =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ..   $  62,208    $  61,930    $  57,775
  Income taxes ..........................      16,296       33,798       36,556

  Business units acquired -
   net assets consolidated:
    Cash and cash equivalents ...........   $   4,785    $    --      $    --
    Goodwill and other intangible assets       22,700        5,091         --
    Other non-cash assets ...............      54,966        7,144         --
    Liabilities .........................     (17,476)      (2,889)        --
                                            ---------    ---------    ---------

    Cash paid ...........................   $  64,975    $   9,346    $    --
                                            =========    =========    =========

  Waste Control Specialists and Tremont
   Corporation - net assets consolidated:
    Cash and cash equivalents ...........   $   3,736    $    --      $    --
    Noncurrent restricted cash ..........       4,710         --           --
    Investment in
      TIMET .............................      85,772         --           --
      NL Industries* ....................     159,799         --           --
      Other joint ventures ..............      13,658         --           --
    Property and equipment ..............      23,716         --           --
    Other non-cash assets ...............      17,933         --           --
    Liabilities .........................     (83,784)        --           --
    Minority interest ...................     (85,610)        --           --
                                            ---------    ---------    ---------

    Net investment at respective dates
     of consolidation ...................   $ 139,930    $    --      $    --
                                            =========    =========    =========

*Eliminated in consolidation.

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. Contran holds, directly or through subsidiaries, approximately 94% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valhi and Contran, may be deemed to control such companies. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

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

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped in both the Company's chemicals and components products segments are generally FOB shipping point, although in some instances shipping terms are FOB destination point. Amounts charged to customers for shipping and handling are included in net sales. The Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. Inventory costs are generally based on average cost or the first-in, first-out method.

     Shipping and handling costs. Shipping and handling costs of the Company's chemicals segment are included in selling, general and administrative expenses and were approximately $54 million in 1999, $50 million in 2000 and $49 million in 2001. Shipping and handling costs of the Company's component products and waste management segments are not material.

     Cash and cash equivalents and restricted cash. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

     Restricted   cash   equivalents  and  debt   securities.   Restricted  cash
equivalents and debt securities, invested primarily in U.S. government securities and money market funds that invest in U.S. government securities, includes amounts restricted pursuant to outstanding letters of credit, and at December 31, 2001 also includes $74 million held by special purpose trusts (2000
- $70 million) formed by NL Industries, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each debt security. See Notes 5, 8 and 12.

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

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies, and the Company's investment in Waste Control Specialists prior to June 30 1999, are accounted for by the equity method. See
Note 7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $61 million credit at December 31, 2001, related principally to the Company's investment in TIMET and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     Goodwill and other intangible assets. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is stated net of accumulated amortization of $77.8 million at December 31, 2001 (2000 - $60.9 million). Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 40 years. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill will no longer be subject to periodic amortization. See Notes 9 and 20.

     Intangible assets, consisting principally at December 31, 2000 and 2001 of the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, are stated net of accumulated amortization of $1.0 million at December 31, 2001 (2000 - $.8 million). Such intangible assets have been, and will continue to be upon adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 11.25 years remaining at December 31, 2001) with no assumed residual value at the end of the life of the patents. Amortization expense of intangible assets was $2.1 million in 1999, $474,000 in 2000 and $229,000 in 2001, and is expected to be approximately $250,000 in each of 2002 through 2006.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may be impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly-traded was greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company will assess impairment of goodwill and other intangible assets in accordance with SFAS No.
142. See Note 20.

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

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 1999, 2000 or 2001.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company will assess impairment of goodwill in accordance with SFAS No. 142, and the Company will assess impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144. See Note 20.

     Long-term debt. Long-term debt is stated net of unamortized original issue discount ("OID"). OID is amortized over the period during which interest is not paid and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

     Derivatives and hedging activities. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001. Under SFAS No. 133, all derivatives are recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, as amended, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. Other than certain currency forward contracts discussed below, the Company was not a party to any significant derivative or hedging instrument covered by SFAS No. 133 at January 1, 2001. The accounting for such currency forward contracts under SFAS No. 133 is not materially different from the accounting for such contracts under prior GAAP, and therefore the impact to the Company of adopting SFAS No. 133 was not material.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2000 the Company held contracts maturing through March 2001 to exchange an aggregate of U.S. $9.1 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.48 per U.S. dollar. At December 31, 2000, the actual exchange rate was Cdn. $1.50 per U.S. dollar. No such contracts were held at December 31, 2001.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 1999, 2000 or 2001.

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

     Through December 31, 2000, NL and Tremont Corporation were separate U.S. taxpayers and were not members of the Contran Tax Group. Effective January 1, 2001, NL and Tremont became members of the Contran Tax Group. See Note 3. CompX is a separate U.S. taxpayer and is not a member of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for income tax purposes.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 313,000 in 1999, 246,000 in 2000 and 297,000 in 2001.

     Deferred income. Deferred income, related principally to a non-compete agreement discussed in Note 12, is amortized over the periods earned, generally by the straight-line method.

     Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost recognized by the Company in accordance with APBO No. 25 was not significant during 1999 and was approximately $2 million in each of 2000 and 2001.

     Environmental costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2000 and 2001, no receivables for recoveries have been recognized.

     Closure and post closure costs. The Company provides for estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace is consumed ($802,000 and $1.2 million accrued at December 31, 2000 and 2001, respectively). Such costs are estimated based on the technical requirements of applicable state or federal regulations, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates are based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates are sometimes a range of possible outcomes, in which case the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for at least the minimum amount within the range. See Note 20.

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

     The Company's waste disposal site has an estimated remaining life of over 100 years based upon current site plans and annual volumes of waste. During this remaining site life, the Company estimates it will provide for an additional $23 million of closure and post-closure costs, including inflation. Anticipated payments of environmental liabilities accrued at December 31, 2001 are not expected to begin until 2004 at the earliest.

     Extraordinary item. The extraordinary loss in 2000, stated net of allocable income tax benefit and minority interest, relates to the write-off of unamortized deferred financing costs and premiums paid in connection with the early retirement of certain NL Industries indebtedness. See Notes 11, 13, and 16.

     Other. Advertising costs related to the Company's consolidated business segments, expensed as incurred, were $2.0 million in each of 1999, 2000 and 2001. Research and development costs related to the Company's consolidated business segments, expensed as incurred, were $8 million in 1999 and $7 million in each of 2000 and 2001.

Note 2 -       Business and geographic segments:

                                                           % owned by Valhi at
 Business segment                 Entity                    December 31, 2001

  Chemicals             NL Industries, Inc.                         61%
  Component products    CompX International Inc.                    69%
  Waste management      Waste Control Specialists                   90%
  Titanium metals       Tremont Group, Inc.                         80%

     Tremont Group (80% owned by Valhi and 20% owned by NL) is a holding company which owns 80% of Tremont Corporation ("Tremont") at December 31, 2001. Tremont is also a holding company and owns an additional 21% of NL and 39% of TIMET at December 31, 2001. See Note 3.

     The Company is organized based upon its operating subsidiaries. The Company's operating segments are defined as components of our consolidated operations about which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's chief operating decision maker is Mr. Harold C. Simmons. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products.

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

     The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment operating profit includes the effect of amortization of any goodwill and other intangible assets attributable to the segment.

     Interest income included in the calculation of segment operating income is not material in 1999, 2000 or 2001. Capital expenditures include additions to property and equipment and mining properties but exclude amounts paid for business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation, depletion and amortization related to each reportable operating segment includes amortization of any goodwill and other intangible assets attributable to the segment. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2001, approximately 38% of corporate assets were held by NL (2000 - 31%), with substantially all of the remainder held by Valhi.

     For  geographic  information,  net  sales  are  attributed  to the place of
manufacture    (point-of-origin)    and   the    location   of   the    customer
(point-of-destination); property and equipment and mining properties are attributed to their physical location. At December 31, 2001, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $664 million (2000 - $650 million).

                                                    Years ended December 31,
                                                 1999        2000         2001
                                                 ----        ----         ----
                                                        (In millions)
Net sales:
  Chemicals ................................   $  908.4    $  922.3    $  835.1
  Component products .......................      225.9       253.3       211.4
  Waste management (after consolidation) ...       10.9        16.3        13.0
                                               --------    --------    --------

    Total net sales ........................   $1,145.2    $1,191.9    $1,059.5
                                               ========    ========    ========

Operating income:
  Chemicals ................................   $  126.2    $  187.4    $  143.5
  Component products .......................       40.2        37.5        13.1
  Waste management (after consolidation) ...       (1.8)       (7.2)      (14.4)
                                               --------    --------    --------

    Total operating income .................      164.6       217.7       142.2

General corporate items:
  Legal settlement gains, net ..............       --          69.5        31.9
  Securities transactions ..................         .8        --          47.0
  Interest and dividend income .............       43.0        40.3        38.0
  Insurance gain ...........................       --          --          16.2
  Gain on sale/leaseback ...................       --          --           2.2
  General expenses, net ....................      (24.1)      (34.6)      (34.1)
Interest expense ...........................      (72.0)      (70.4)      (62.3)
                                               --------    --------    --------
                                                  112.3       222.5       181.1
Equity in:
  TIMET ....................................       --          (9.0)       (9.2)
  Tremont Corporation ......................      (48.7)       --          --
  Waste Control Specialists ................       (8.5)       --          --
  Other ....................................       --           1.7          .6
                                               --------    --------    --------

    Income from continuing operations
     before income taxes ...................   $   55.1    $  215.2    $  172.5
                                               ========    ========    ========

Net sales - point of origin:
  United States ............................   $  399.5    $  436.0    $  379.9
  Germany ..................................      459.4       444.1       398.5
  Belgium ..................................      138.7       137.8       126.8
  Norway ...................................       88.3        98.3       102.8
  Netherlands ..............................       36.8        35.8        32.2
  Other Europe .............................       92.8        92.7        82.3
  Canada ...................................      259.7       253.7       230.7
  Taiwan ...................................         .7        12.1         9.6
  Eliminations .............................     (330.7)     (318.6)     (303.3)
                                               --------    --------    --------

                                               $1,145.2    $1,191.9    $1,059.5
                                               ========    ========    ========

Net sales - point of destination:
  United States ............................   $  412.7    $  459.3    $  401.8
  Europe ...................................      520.1       515.2       462.4
  Canada ...................................      104.4        97.0        82.5
  Asia .....................................       45.0        53.6        51.3
  Other ....................................       63.0        66.8        61.5
                                               --------    --------    --------

                                               $1,145.2    $1,191.9    $1,059.5
                                               ========    ========    ========

                                                       Years ended December 31,
                                                     1999       2000        2001
                                                     ----       ----        ----
                                                            (In millions)
Depreciation, depletion and amortization:
  Chemicals ...................................      $52.5      $54.1      $54.6
  Component products ..........................        9.6       12.6       14.9
  Waste management (after consolidation) ......        1.5        3.3        3.8
  Corporate ...................................        1.1        1.1        1.2
                                                     -----      -----      -----

                                                     $64.7      $71.1      $74.5
                                                     =====      =====      =====

Capital expenditures:
  Chemicals ...................................      $32.7      $31.1      $53.7
  Component products ..........................       19.7       23.1       13.2
  Waste management (after consolidation) ......         .3        3.3        3.1
  Corporate ...................................        3.2         .3         .8
                                                     -----      -----      -----

                                                     $55.9      $57.8      $70.8
                                                     =====      =====      =====



                                                          December 31,
                                              1999          2000           2001
                                              ----          ----           ----
                                                        (In millions)
Total assets:
  Operating segments:
    Chemicals ........................      $1,413.8      $1,313.1      $1,296.5
    Component products ...............         205.4         227.2         227.3
    Waste management .................          33.9          32.3          31.1
  Investment in:
    Titanium Metals Corporation ......          85.8          72.7          60.3
    Other joint ventures .............          13.7          13.1          12.4
  Corporate and eliminations .........         482.6         598.4         526.2
                                            --------      --------      --------

                                            $2,235.2      $2,256.8      $2,153.8
                                            ========      ========      ========

Net property and equipment
 and mining properties:
  United States ......................      $   67.3      $   82.5      $   84.0
  Germany ............................         278.5         246.5         243.1
  Canada .............................          94.3          88.2          83.0
  Norway .............................          64.1          57.7          55.2
  Belgium ............................          57.5          53.7          52.6
  Netherlands ........................          17.6          17.2           7.3
  Other Europe .......................           1.3          --            --
  Taiwan .............................           4.9           5.7           5.5
                                            --------      --------      --------

                                            $  585.5      $  551.5      $  530.7
                                            ========      ========      ========

Note 3 -  Business combinations and disposals:

     NL Industries, Inc. At the beginning of 1999, Valhi held 58% of NL's outstanding common stock, and Tremont held an additional 20% of NL. During 1999, 2000 and 2001, NL purchased shares of its own common stock in market and private transactions for an aggregate of $53.6 million, thereby increasing Valhi's and Tremont's ownership of NL to 61% and 21% at December 31, 2001, respectively. See
Note 18. The Company accounted for such increases in its interest in NL by the purchase method (step acquisition).

     CompX International Inc. At the beginning of 1999, the Company held 64% of CompX's common stock. During 1999, 2000 and 2001, Valhi purchased shares of CompX common stock, and CompX purchased shares of its own common stock, in market transactions for an aggregate of $12.1 million, thereby increasing the Company's ownership interest of CompX to 69% at December 31, 2001. The Company accounted for such increases in its interest in CompX by the purchase method (step acquisition).

     In 1999, CompX acquired two slide producers for an aggregate of $65 million cash consideration. In 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration. Such acquisitions were accounted for by the purchase method.

     Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. Valhi contributed $25 million to
Waste Control Specialists at various dates through early 1997 for its 50% interest. Valhi contributed an additional $10 million to Waste Control
Specialists' equity in each of 1997, 1998 and 1999, and contributed an additional $20 million to Waste Control Specialists' equity in 2000, thereby increasing its membership interest from 50% to 90% at December 31, 2001. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company.

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

     Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment, after which earnings are generally split in accordance with ownership interests. The liabilities of the other owner assumed by Waste Control Specialists in 1995 exceeded the carrying value of the assets contributed. Accordingly, all of Waste Control Specialists' cumulative net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. See Note 13.

     Tremont Corporation and Tremont Group, Inc. At the beginning of 1999, the Company held 48% of Tremont Corporation's common stock, and the Company accounted for its interest in Tremont by the equity method. During 1999, Valhi purchased in market and private transactions additional shares of Tremont for an aggregate of $1.9 million which, by late December 1999, increased the Company's ownership of Tremont to 50.2% at December 31, 1999. Accordingly, the Company commenced consolidating Tremont's balance sheet at December 31, 1999, and the Company commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. See Note 7.

     During 2000, Valhi and NL each purchased shares of Tremont in market and private transactions for an aggregate of $45.4 million, increasing Valhi's and NL's ownership of Tremont to 64% and 16% at December 31, 2000, respectively. See
Note 18. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to newly-formed Tremont Group in return for an 80% and 20% ownership interest in Tremont Group, respectively, and Tremont Group became the owner of the 80% of Tremont that Valhi and NL had previously owned in the aggregate. Tremont Group recorded the shares of Tremont received from Valhi and NL at predecessor carryover cost basis. During 2001, Valhi purchased a nominal number of additional Tremont Corporation common shares for $198,000. The Company accounted for such increases in its interest in Tremont during 1999, 2000 and 2001 by the purchase method (step acquisition).

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

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, for all business combinations initiated on or after July 1, 2001, and all purchase business combinations (including step acquisitions). Under SFAS No. 141, all business combinations are accounted for by the purchase method, and the pooling-of-interests method became prohibited. The Company did not qualify to use the pooling-of-interests method of accounting for business combinations prior to July 1, 2001.

Note 4 -       Accounts and other receivables:

                                                             December 31,
                                                         2000             2001
                                                         ----             ----
                                                            (In thousands)

Accounts receivable ..........................       $ 186,887        $ 166,126
Notes receivable .............................           1,740            2,484
Accrued interest .............................             272               26
Allowance for doubtful accounts ..............          (5,908)          (6,326)
                                                     ---------        ---------

                                                     $ 182,991        $ 162,310

Note 5 -       Marketable securities:

                                                                December 31,
                                                              2000          2001
                                                              ----          ----
                                                               (In thousands)

Current assets:
  Halliburton Company common stock (trading) .............   $   --     $  6,744
  Halliburton Company common stock (available-for-sale) ..       --        8,138
  Restricted debt securities .............................       --        3,583
                                                             --------   --------

                                                             $   --     $ 18,465
                                                             ========   ========
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ......................   $170,000   $170,000
  Restricted debt securities .............................       --       16,121
  Halliburton Company common stock .......................     97,108       --
  Other common stocks ....................................        898        428
                                                             --------   --------

                                                             $268,006   $186,549

     Amalgamated. Prior to 1999, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 1999 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 11.

     The Company and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the "base" level), with a preferential 95% share going to the Company. To the extent the LLC's distributions are below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until such shortfall is recovered. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC, including amounts discussed in Note 8. The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River.

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan (an aggregate of $25 million) unless the Company and Snake River's third-party lender otherwise mutually agree. Through December 31, 2001, the Company's cumulative distributions from the LLC had not fallen below the specified levels.

     Beginning in 2000, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements among the Company, Snake River and the LLC made in 2000, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2001, Snake River and the LLC maintained the minimum required levels of cash flows to the Company.

     The Company reports the cash distributions received from the LLC as dividend income. See Note 12. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. In estimating fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River.

     Halliburton. At December 31, 2001, Valhi held 1.1 million shares of Halliburton common stock (aggregate cost of $9 million) with a quoted market price of $13.10 per share, or an aggregate market value of $15 million. Of such Halliburton shares, approximately 515,000 Halliburton shares are classified as trading securities and 621,000 are classified as available-for-sale securities. Valhi's LYONs debt obligations are exchangeable at any time, at the option of the LYON holder, for the shares of Halliburton common stock classified as available-for-sale, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligations. The Halliburton shares classified as available-for-sale are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. The available-for-sale Halliburton shares are classified as a current asset at December 31, 2001 because the related LYON obligations, which are redeemable at the option of the holders in October 2002, are classified as a current liability at such date. During 1999, 2000 and 2001, certain LYON holders exchanged their LYONs for 7,000, 5,000 and
1.2 million Halliburton shares, respectively. The shares classified as trading securities were reclassified from available-for-sale during 2001 when they became eligible to, and were, released to Valhi from the LYONs escrow. Also during 2001, an additional 390,000 Halliburton shares were released to Valhi from the LYONs escrow and were sold in market transactions for aggregate proceeds of $16.8 million. See Notes 11 and 12. Halliburton provides services and products to customers in the oil and gas industry, and provides engineering and construction services for commercial, industrial and governmental customers. Halliburton (NYSE: HAL) files periodic reports with the SEC.

     Other. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in Note 1, is approximately $19.7 million at December 31, 2001. The aggregate cost of other noncurrent available-for-sale securities is nominal at December 31, 2001 (December 31, 2000 - $2.3 million). See Note 12.

Note 6 -       Inventories:

                                                               December 31,
                                                          2000             2001
                                                          ----             ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 66,061         $ 79,162
  Component products .........................           11,866            9,677
                                                       --------         --------
                                                         77,927           88,839
                                                       --------         --------

In process products:
  Chemicals ..................................            7,117            9,675
  Component products .........................           11,454           12,619
                                                       --------         --------
                                                         18,571           22,294
                                                       --------         --------

Finished products:
  Chemicals ..................................          107,895          117,976
  Component products .........................           12,811            8,494
                                                       --------         --------
                                                        120,706          126,470
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,790           25,130
                                                       --------         --------

                                                       $242,994         $262,733

Note 7 -       Investment in affiliates:

                                                              December 31,
                                                          2000            2001
                                                          ----            ----
                                                             (In thousands)

Ti02 manufacturing joint venture ...............        $150,002        $138,428
Titanium Metals Corporation ....................          72,655          60,272
Other joint ventures ...........................          13,134          12,415
                                                        --------        --------

                                                        $235,791        $211,115

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

     LPC's net sales aggregated $171.6 million, $185.9 million and $187.4 million in 1999, 2000 and 2001, respectively, of which $85.3 million, $92.5 million and $93.4 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

     At December 31, 2001, LPC reported total assets and partners' equity of $296.4 million and $279.6 million, respectively (2000 - $321.0 million and $302.2 million, respectively). Over 80% of LPC's assets at December 31, 2000 and 2001 are comprised of property and equipment; the remainder of LPC's assets are comprised principally of inventories, receivables from its partners and cash and cash equivalents. LPC's liabilities at December 31, 2000 and 2001 are comprised primarily of trade payables and accruals. LPC has no indebtedness at December 31, 2000 and 2001.

     Titanium Metals Corporation. At December 31, 2001, the Company held 12.3 million shares of TIMET with a quoted market price of $3.99 per share, or an aggregate market value of $49 million (2000 - 12.3 million shares with a quoted market price of $6.75 per share, or an aggregate market value of $83 million).

     At December 31, 2001,  TIMET  reported  total assets of $699.4  million and stockholders' equity of $298.1 million (2000 - $759.1 million and $357.5 million, respectively). TIMET's total assets at December 31, 2001 include current assets of $308.7 million, property and equipment of $275.3 million and goodwill and other intangible assets of $54.1 million (2000 - $248.2 million, $302.1 million and $62.6 million, respectively). TIMET's total liabilities at December 31, 2001 include current liabilities of $122.4 million, long-term debt of $19.3 million, accrued OPEB costs of $16.0 million and convertible preferred securities of $201.3 million (2000 - $115.8 million, $19.0 million, $18.2 million and $201.2 million, respectively). During 2001, TIMET reported net sales of $486.9 million, operating income of $64.5 million and a net loss of $41.8 million (2000 - net sales of $426.8 million, an operating loss of $41.7 million and a net loss of $38.9 million).

     Tremont Corporation. Effective December 31, 1999, the Company commenced consolidating Tremont's balance sheet, and the Company commenced consolidating Tremont's results of operations and cash flows effective January 1, 2000. See
Note 3. During 1999, Tremont reported a net loss of $28.2 million, comprised principally of equity in earnings of NL of $28.1 million, equity in losses of TIMET of $72.0 million and an income tax benefit of $18.9 million. The Company's equity in losses of Tremont in 1999 included a $50.0 million impairment provision for an other than temporary decline in the value of TIMET.

     Waste Control Specialists LLC. The Company commenced consolidating Waste Control Specialists' results of operations and cash flows in the third quarter of 1999. For periods prior to consolidation during the first six months of 1999, Waste Control Specialists reported a net loss of $8.5 million, all of which accrued to Valhi for financial reporting purposes, and net sales of $8.3 million. See Note 3.

     Other. At December 31, 2000 and 2001, other joint ventures, held by TRECO LLC, are comprised of (i) a 32% interest in Basic Management, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company L.P., which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell.

     At December 31, 2001, the combined balance sheets of Basic Management and Landwell reflected total assets and partners' equity of $89.2 million and $49.7 million, respectively (2000 - $96.6 million and $55.4 million, respectively). The combined total assets at December 31, 2001 include current assets of $32.1 million, property and equipment of $18.1 million, deferred charges of $13.7 million, land and development costs of $13.1 million, long-term notes and other receivables of $9.4 million and investment in undeveloped land and water rights of $2.3 million (2000 - $41.5 million, $18.3 million, $14.2 million, $11.9 million, $7.5 million and $2.5 million, respectively). Combined total liabilities at December 31, 2001 include current liabilities of $16.5 million, long-term debt of $18.5 million and deferred income taxes of $4.0 million (2000
- $16.7 million, $19.2 million and $4.6 million, respectively).

     During 2001, Basic Management and Landwell reported combined revenues of $19.3 million, income before income taxes of $575,000 and net income of $761,000 (2000 - $28.8 million, $8.5 million and $7.6 million, respectively; 1999 - $11.0 million, $364,000 and $551,00, respectively). Landwell is treated for federal income tax purposes as a partnership, and accordingly the combined results of operations of Basic Management and Landwell includes a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.

Note 8 -       Other noncurrent assets:

                                                               December 31,
                                                           2000             2001
                                                           ----             ----
                                                              (In thousands)
Loans and other receivables:
  Snake River Sugar Company:
    Principal ....................................       $ 80,000       $ 80,000
    Interest .....................................         17,526         22,718
  Other ..........................................          4,754          5,706
                                                         --------       --------
                                                          102,280        108,424
  Less current portion ...........................          1,740          2,484
                                                         --------       --------

  Noncurrent portion .............................       $100,540       $105,940
                                                         ========       ========

Other assets:
  Restricted cash equivalents ....................       $ 22,897       $  4,713
  Intangible assets ..............................          2,646          2,440
  Waste disposal site operating permits ..........          3,299          2,527
  Refundable insurance deposits ..................          1,011          1,609
  Deferred financing costs .......................          2,527          1,120
  Other ..........................................         17,224         20,140
                                                         --------       --------

                                                         $ 49,604       $ 32,549
                                                         ========       ========

     Valhi's loan to Snake River, as amended, is subordinate to Snake River's third-party senior term loan and bears interest at a fixed rate of 6.49% (12.99% during 1999 and the first three months of 2000), with all amounts due no later than 2010. Covenants contained in Snake River's third-party senior term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to its maturity in 2010. Such covenants allowed Snake River to pay interest debt services payments to Valhi of $7.2 million in 1999 and $950,000 in 2000. The Company does not currently expect to receive any significant debt service payments from Snake River during 2002, and accordingly all accrued and unpaid interest has been classified as a noncurrent asset as of December 31, 2001. Under certain conditions, Valhi will be required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party senior term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged at December 31, 2001.

     The reduction of interest income resulting from the reduction in the interest rate on the $80 million loan from 12.99% to 6.49% effective April 1, 2000 will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability. If Snake River and the LLC do not maintain minimum specified levels of cash flow to the Company, the interest rate on the loan to Snake River would revert back to 12.99% retroactive to April 1, 2000. Through December 31, 2001, Snake River and the LLC maintained the minimum required levels of cash flows to the Company. See Note 5. Snake River has granted to Valhi a lien on substantially all of Snake River's assets to collateralize the $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior term loan with a scheduled maturity date of April 2009.

Note 9 - Goodwill:

     Changes in the carrying amount of goodwill during the past three years is presented in the table below. Goodwill related to the chemicals operating segment was generated from the Company's various step acquisitions of its interest in NL Industries. Goodwill related to the component products operating segment was generated principally from CompX's acquisitions of certain business units during 1998, 1999 and 2000, with a very small amount generated from the Company's various step acquisitions of CompX.

                                                  Operating segment
                                                             Component
                                                 Chemicals    products    Total
                                                          (In millions)

Balance at December 31, 1998 ................     $234.0      $ 25.3     $259.3
Goodwill acquired during the year ...........        1.9        24.1       26.0
Periodic amortization .......................       (9.7)       (2.1)     (11.8)
Consolidation of Tremont Corporation ........       85.2        --         85.2
Changes in foreign exchange rates ...........       --          (2.2)      (2.2)
                                                  ------      ------     ------

Balance at December 31, 1999 ................      311.4        45.1      356.5
Goodwill acquired during the year ...........       16.0         4.1       20.1
Periodic amortization .......................      (13.4)       (2.5)     (15.9)
Changes in foreign exchange rates ...........       --          (1.3)      (1.3)
                                                  ------      ------     ------

Balance at December 31, 2000 ................      314.0        45.4      359.4

Goodwill acquired during the year ...........        7.7        --          7.7
Periodic amortization .......................      (14.5)       (2.4)     (16.9)
Changes in foreign exchange rates ...........       --          (1.1)      (1.1)
                                                  ------      ------     ------

Balance at December 31, 2001 ................     $307.2      $ 41.9     $349.1
                                                  ======      ======     ======

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 20), the goodwill related to the chemicals operating segment will be assigned to the reporting unit (as that term is defined in SFAS No. 142) consisting of NL in total, and the goodwill related to the components product operating segment will be assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic and slide products operations.

Note 10 -      Accrued liabilities:

                                                              December 31,
                                                         2000              2001
                                                         ----              ----

Current:
  Employee benefits ..........................         $ 44,397         $ 39,974
  Environmental costs ........................           56,323           64,165
  Deferred income ............................            7,241            9,479
  Interest ...................................            6,172            5,162
  Other ......................................           48,298           47,708
                                                       --------         --------

                                                       $162,431         $166,488
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 22,424         $ 19,182
  Employee benefits ..........................           11,893            8,616
  Deferred income ............................            5,453            1,333
  Other ......................................            1,285            3,511
                                                       --------         --------

                                                       $ 41,055         $ 32,642
                                                       ========         ========

Note 11 - Notes payable and long-term debt:

                                                                December 31,
                                                             2000         2001
                                                             ----         ----
                                                               (In thousands)

Notes payable - Kronos bank credit agreements ........     $ 70,039     $ 46,201
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    Liquid Yield Option Notes (LYONs) ................      100,333       25,472
    Bank credit facility .............................       31,000       35,000
    Other ............................................        2,880        2,880
                                                           --------     --------

                                                            384,213      313,352
                                                           --------     --------

  Subsidiaries:
    NL Senior Secured Notes ..........................      194,000      194,000
    CompX bank credit facility .......................       39,000       49,000
    Waste Control Specialists bank term loan .........        5,311         --
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        4,683        3,404
                                                           --------     --------

                                                            245,425      248,835
                                                           --------     --------

                                                            629,638      562,187

  Less current maturities ............................       34,284       64,972
                                                           --------     --------

                                                           $595,354     $497,215

     Valhi. Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Up to $37.5 million principal amount of such loans will become recourse to Valhi when the balance of Valhi's loan to Snake River (including accrued interest) becomes less than $37.5 million. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Notes 5 and 8.

     The zero coupon Senior Secured LYONs, $43.1 million principal amount at maturity in October 2007 outstanding at December 31, 2001, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time at the option of the holders of the LYONs, for
14.4308 shares of Halliburton common stock held by Valhi. Such shares of Halliburton common stock, classified as available-for-sale, are collateral for the LYONs debt obligations and are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Halliburton shares. During 1999, 2000 and 2001, holders representing $483,000, $336,000 and $92.2 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during 2001 was so settled. Also during 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase date), or an aggregate of $27.4 million based on the number of LYONs outstanding at December 31, 2001, and accordingly the LYONs are classified as a current liability at December 31, 2001. Such redemptions may be paid, at Valhi's option, in cash, shares of Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option, for cash equal to the issue price plus accrued OID through the redemption date. At December 31, 2000 and 2001, the net carrying value of the LYONs per $1,000 principal amount at maturity was $541 and $592 respectively, and the quoted market price of the LYONs was $605 and $580, respectively.

     At December 31, 2001, Valhi has a $55 million revolving bank credit facility which matures in November 2002, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The size of the facility was increased to $70 million in January 2002, and was further increased to $72.5 million in February 2002. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL common stock pledged as collateral. Based on NL's December 31, 2001 quoted market price of $15.27 per share, the 30 million shares of NL common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility, even after considering the January and February 2002 increases in the size of the facility to $72.5 million. Valhi would become limited to borrowing less than the full $72.5 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, only if NL's stock price were to fall below approximately $7.25 per share. At December 31, 2001, $35 million was outstanding under this facility, consisting of $30 million of LIBOR-based borrowings (at an interest rate of 3.625%) and $5 million of prime-based borrowings (at an interest rate of 4.75%). At December 31, 2001, $18.9 million was available for borrowing under this facility.

     Other Valhi indebtedness consists of an unsecured $2.9 million note payable bearing interest at 6.2% and due in November 2002. Such note was issued in connection with Valhi's purchase of 90,000 shares of Tremont Corporation common stock from an officer of Tremont in 2000. See Note 18.

     NL Industries. NL's 11.75% Senior Secured Notes due 2003 are collateralized by a series of intercompany notes from Kronos International, Inc. ("KII"), a wholly-owned subsidiary of Kronos, to NL, the terms of which mirror those of the Senior Secured Notes (the "NL Mirror Notes"). The Senior Secured Notes are also collateralized by a first priority lien on the stock of Kronos. In the event of foreclosure, the Senior Secured noteholders would have access to the consolidated assets, earnings and equity of NL and NL believes the collateralization of the Senior Secured Notes, as described above, is the functional economic equivalent to a full and unconditional guarantee by Kronos. The Senior Secured Notes are redeemable, at NL's option, at par value. The Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of NL and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. In the event of a change of control of NL, as defined, NL would be required to make an offer to purchase the Senior Secured Notes at 101% of the principal amount. NL would also be required to make an offer to purchase a specified amount of the Senior Notes at par value in the event NL generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. The quoted market price of the Senior Secured Notes per $1,000 principal amount was $1,010 and $1,005 at December 31, 2000 and 2001, respectively. During 2000, NL redeemed $50 million principal amount of its Senior Secured Notes with a 1.5% premium. In February 2002, NL announced the redemption of an additional $25 million principal amount of the Senior Secured Notes in March 2002 at par.

     At December 31, 2001, notes payable consist of 27 million of euro-denominated borrowings and 200 million of Norwegian Krona-denominated borrowings (aggregating $46 million) which mature during 2002 and bear interest at rates ranging from 3.8% to 7.3% (2000 - 51 million of euro-denominated borrowings and 200 million of Norwegian Krona-denominated borrowings). At December 31, 2001, NL had $8 million available for borrowing under non-U.S. credit facilities.

     CompX. CompX has a $100 million unsecured revolving bank credit facility which matures in 2003 and bears interest at rates based upon the Eurodollar Rate (4.2% at December 31, 2001). The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens and pay dividends. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. In December 2001, CompX amended the facility to permit the sale/leaseback of its manufacturing facility in The Netherlands (see Note 12) without requiring the use of the net proceeds from such transaction to reduce outstanding borrowings under the facility and without requiring a permanent reduction in the size of the facility. At December 31, 2001, $51 million was available for borrowing under this facility.

     Other indebtedness. In February 2001, a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, and such debt became payable to such Valhi subsidiary. Valcor's unsecured 9 5/8% Senior Notes due November 2003 are redeemable at the Company's option at par value. At December 31, 2000 and 2001, the quoted market price of the Valcor Notes was $982 and $1,006 per $1,000 principal amount, respectively.

        Aggregate maturities of long-term debt at December 31, 2001

Years ending December 31,                                      Amount
                                                           (In thousands)

  2002                                                        $ 66,891
  2003                                                         246,624
  2004                                                             270
  2005                                                             152
  2006                                                             144
  2007 and thereafter                                          250,025
                                                              --------
                                                               564,106
Less unamortized OID on Valhi LYONs                              1,919
                                                              --------

                                                              $562,187

     The LYONs are reflected in the above table as due October 2002, the next date they are redeemable at the option of the holder, at the aggregate redemption price on such date of $27.4 million ($636.27 per $1,000 principal amount at maturity in October 2007).

     Restrictions. In addition to the NL Senior Secured Notes and the CompX bank credit facility discussed above, other subsidiary credit agreements typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2001, the restricted net assets of consolidated subsidiaries approximated $586 million.

     At December 31, 2001, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $.05 per Valhi share outstanding per quarter, plus an additional $14.2 million.

Note 12 -      Other income, net:

                                                    Years ended December 31,
                                                 1999         2000        2001
                                                 ----         ----        ----
                                                         (In thousands)

Securities earnings:
  Dividends and interest ..................   $  43,040    $  40,250    $ 38,003
  Securities transactions, net ............         757           40      47,009
                                              ---------    ---------    --------
                                                 43,797       40,290      85,012
Legal settlement gains, net ...............        --         69,465      31,871
Insurance gain ............................        --           --        16,190
Business interruption insurance ...........        --           --         7,222
Currency transactions, net ................       9,865        6,383       1,824
Noncompete agreement income ...............       4,000        4,000       4,000
Disposal of property and equipment, net ...        (635)      (1,178)      1,375
Pension curtailment gain ..................        --           --           116
Other, net ................................      11,429        8,141       6,390
                                              ---------    ---------    --------

                                              $  68,456    $ 127,101    $154,000
                                              =========    =========    ========

     Interest and dividend income in 1999, 2000 and 2001 includes $23.5 million, $22.7 million and $23.6 million, respectively, of dividend distributions received from The Amalgamated Sugar Company LLC. See Note 5. Noncompete agreement income relates to NL's agreement not to compete in the specialty chemicals industry and is recognized in income ratably over the five-year noncompete period ending in February 2003. The pension curtailment gain is discussed in Note 17.

     Net securities transactions gains in 2001 are comprised of (i) a $33.1 million realized gain related to LYONs exchanges and the resulting disposition of a portion of the shares of Halliburton common stock, (ii) a $13.7 million realized gain related to the sale of 390,000 shares of Halliburton common stock in market transactions, (iii) a $14.2 million unrealized gain related to the reclassification of 515,000 Halliburton shares from available-for-sale to trading securities, (iv) an $11.6 million unrealized loss related to changes in market value of the Halliburton shares classified as trading securities and (v) a $2.3 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 5 and 11.

     Securities transactions in 2000 include a $5.6 million gain related to certain shares of common stock NL received pursuant to the demutualization of an insurance company from which NL had purchased certain policies. Such shares, valued by NL based upon the insurance company's initial public offering price of $14.25 per share, were placed by NL in a trust, the assets of which may only be used to pay for certain of NL's retiree benefits. The Company accounted for the $5.6 million contribution of the insurance company's common stock to the trust as a reduction of its accrued OPEB costs. See Note 17. Securities transactions in 2000 also include a $5.7 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. Securities transactions during 1999 relate principally to LYON exchanges. See Notes 5 and 11.

     In 2000, NL recognized a $69.5 million net gain from legal settlements with certain of its former insurance carriers. The settlements resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. The gain is stated net of $3.1 million of commissions associated with the settlements. In 2001, NL recognized $11.7 million of net gains from legal settlements, of which $11.4 million relates to additional settlements with certain of its former insurance carriers. Proceeds from substantially all of these settlements were transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. At December 31, 2000 and 2001, restricted cash equivalents and debt securities include an aggregate of $70 million and $74 million, respectively, held by such special purpose trusts.

     In 2001, Waste Control Specialists recognized a $20.1 million net gain from a legal settlement related to certain previously-reported litigation. Pursuant to the settlement, Waste Control Specialists, among other things, received a cash payment of approximately $20.1 million, net of attorney fees.

     In March 2001, NL suffered a fire at its Leverkusen, Germany TiO2 facility. Production at the facility's chloride-process plant returned to full capacity on April 8, 2001. The facility's sulfate-process plant became approximately 50% operational in September 2001, and became fully operational in late October 2001. The damages to property and the business interruption losses caused by the fire were covered by insurance, but the effect on the financial results of the Company on a quarter-to-quarter basis was impacted by the timing and amount of insurance recoveries. Chemicals operating income in 2001 includes $27.3 million of business interruption insurance recoveries losses caused by the Leverkusen fire. Of such business interruption proceeds amount, $20.1 million was recorded as a reduction of cost of sales to offset unallocated period costs that resulted from lost production and the remaining $7.2 million, representing recovery of lost margin, was recorded as other income. NL also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra costs, resulting in an insurance gain of $16.2 million as such recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. The Company does not expect to report any additional insurance recoveries related to the Leverkusen fire.

     Net gains from disposal of property and equipment in 2001 include a $2.2 million gain related to the sale/leaseback of CompX's manufacturing facility in The Netherlands. Pursuant to the sale/leaseback, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), has been deferred and will be amortized into income over the expected leaseback period. CompX will recognize rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period.

Note 13 - Minority interest:

                                                             December 31,
                                                        2000               2001
                                                        ----               ----
                                                            (In thousands)
Minority interest in net assets:
NL Industries ............................           $ 66,761           $ 68,566
Tremont Corporation ......................             34,235             32,610
CompX International ......................             49,003             44,767
Subsidiaries of NL .......................              6,279              7,208
                                                     --------           --------

                                                     $156,278           $153,151

                                                 Years ended December 31,
                                            1999           2000           2001
                                            ----           ----           ----
                                                     (In thousands)
Minority interest in net earnings
 (losses) - continuing operations:
NL Industries .....................      $ 66,760       $ 30,869       $ 23,061
Tremont Corporation ...............          --            2,091           (175)
CompX International ...............         9,013          7,810          2,236
Subsidiaries of NL ................         3,322          2,436            960
Subsidiaries of Tremont ...........          --              455           --
Subsidiaries of CompX .............          (103)            (3)          --
                                         --------       --------       --------

                                         $ 78,992       $ 43,658       $ 26,082
                                         ========       ========       ========

     Tremont Corporation. The Company commenced consolidating Tremont's balance sheet effective December 31, 1999, and commenced consolidating its results of operations effective January 1, 2000. Accordingly, the Company commenced reporting minority interest in Tremont's net earnings in 2000. See Note 3.

     Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists aggregate inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at December 31, 2001.

     Other. Minority interest in the extraordinary losses of NL was $162,000 in 2000. See Note 1.

Note 14 - Stockholders' equity:

                                                  Shares of common stock
                                            Issued       Treasury     Outstanding
                                                     (In thousands)

Balance at December 31, 1998 .........      125,521      (10,545)       114,976

Issued ...............................           90         --               90
                                            -------      -------       --------

Balance at December 31, 1999 .........      125,611      (10,545)       115,066

Issued ...............................          119         --              119
Reacquired ...........................         --             (1)            (1)
Other ................................         --            (24)           (24)
                                            -------      -------       --------

Balance at December 31, 2000 .........      125,730      (10,570)       115,160

Issued ...............................           81         --               81
                                            -------      -------       --------

Balance at December 31, 2001 .........      125,811      (10,570)       115,241
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

     In January 1998, the Company's board of directors authorized the Company to purchase up to 2 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. As of December 31, 2001, the Company had purchased approximately 383,000 shares for an aggregate of $3.7 million pursuant to such authorization.

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

     Outstanding options at December 31, 2001 represent approximately 2% of Valhi's outstanding shares at that date and expire at various dates through 2011, with a weighted-average remaining term of 3.5 years. At December 31, 2001, options to purchase 1.9 million Valhi shares were exercisable at prices ranging from $4.96 to $12.06 per share, or an aggregate amount payable upon exercise of $13.2 million. All of such exercisable options are exercisable at various dates through 2010 at prices lower than the Company's December 31, 2001 market price of $12.70 per share. At December 31, 2001, options to purchase 170,000 shares are scheduled to become exercisable in 2002, and an aggregate of 4.1 million shares were available for future grants.

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                 per share amounts)

Outstanding at December 31, 1998                                      2,901           $ 4.76-$14.66       $20,059

Granted                                                                 323            12.00- 12.06         3,876
Exercised                                                               (87)            5.48-  9.50          (621)
Canceled                                                               (172)            6.56- 14.66        (2,500)
                                                                     ------            ------------       -------

Outstanding at December 31, 1999                                      2,965             4.76- 12.16        20,814

Granted                                                                 248            11.00- 11.06         2,728
Exercised                                                              (116)            4.76- 12.00          (848)
Canceled                                                               (415)            4.76- 12.16        (2,133)
                                                                     ------            ------------       -------

Outstanding at December 31, 2000                                      2,682           $ 4.96-$12.06       $20,561

Granted                                                                   8                   10.50            84
Exercised                                                               (76)            4.96- 12.00          (591)
Canceled                                                               (230)            5.36- 12.00        (1,410)
                                                                     ------            ------------       -------

Outstanding at December 31, 2001                                      2,384           $ 4.96-$12.06       $18,644
                                                                     ======           =============       =======

     Stock option plans of subsidiaries and affiliates. NL, CompX, Tremont and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX, Tremont and TIMET at December 31, 2001 are summarized below.

                                                                           Amount
                                                        Exercise           payable
                                                        price per          upon
                                    Shares                share          exercise
                                                  (In thousands, except
                                                   per share amounts)

NL Industries                       2,014            $ 5.00-$21.97       $32,960
CompX                                 856             10.00- 20.00        14,161
Tremont                                27              8.13- 56.50           628
TIMET                               1,554              3.60- 35.31        29,957

     Other. The following pro forma information, required by SFAS No. 123, "Accounting for Stock-Based Compensation," is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair values of Valhi options granted during 1999 and 2000 were $5.96 and $5.43 per share, respectively. The aggregate fair value of the Valhi options granted during 2001 was not material. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 39% to 40%, risk-free rates of return of 6.0% to 6.8%, dividend yields of 1.7% to 1.8% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     Had the Company, NL, CompX, Tremont and TIMET each elected to account for their respective stock-based employee compensation for all awards granted subsequent to January 1, 1995 in accordance with the fair value-based accounting method of SFAS No. 123, the Company's reported net income would have decreased by $3.6 million, $3.8 million and $3.7 million in 1999, 2000 and 2001, respectively, or $.03, $.04 and $.03 per basic share, respectively. For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the options' vesting period. Such pro forma impact on net income and basic earnings per share is not necessarily indicative of future effects on net income or earnings per share.

Note 15 - Financial instruments:

                                                       December 31,
                                                 2000                  2001
                                           ----------------       ------------
                                           Carrying   Fair     Carrying   Fair
                                            amount    Valu      amount    value
                                                       (In millions)

Cash, cash equivalents and restricted
 cash equivalents ......................   $  227.2 $  227.2   $  222.4 $  222.4

Marketable securities:
  Current ..............................   $   --   $   --     $   18.5 $   18.5
  Noncurrent ...........................      268.0    268.0      186.5    186.5

Loan to Snake River Sugar Company ......   $   80.0 $   86.4   $   80.0 $   96.4

Notes payable and long-term debt
 (excluding capitalized leases):
  Publicly-traded
   fixed rate debt:
    Valhi LYONs ........................   $  100.3 $  112.3   $   25.5 $   25.0
    NL Senior Secured Notes ............      194.0    195.9      194.0    194.9
    Valcor Senior Notes ................        2.4      2.4        2.4      2.4
  Snake River Sugar Company loans ......      250.0    250.0      250.0    250.0
  Other fixed-rate debt ................        4.1      4.1        3.7      3.7
  Variable rate debt ...................      148.6    148.6      132.7    132.7

Minority interest in:
  NL common stock ......................   $   66.8 $  235.3   $   68.6 $  132.6
  CompX common stock ...................       49.0     44.6       44.8     61.3
  Tremont common stock .................       34.2     33.9       32.6     36.7

Valhi common stockholders' equity ......   $  628.2 $1,324.3   $  622.3 $1,463.6

     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, CompX and Tremont and Valhi's common stockholders' equity are all based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 11.

        The estimated fair value of CompX's currency forward contracts at December 31, 2000 is insignificant. See Note 1.

Note 16 - Income taxes:

                                                      Years ended December 31,
                                                      1999      2000       2001
                                                      ----      ----       ----
                                                            (In millions)
Components of pre-tax income:
  United States:
    Contran Tax Group ............................   $(14.2)   $(20.7)   $ 31.5
    NL tax group .................................     22.9      72.5      --
    CompX tax group ..............................     14.0       7.6      (1.0)
    Tremont tax group/Equity in Tremont ..........    (48.7)    (10.5)     --
                                                     ------    ------    ------
                                                      (26.0)     48.9      30.5
  Non-U.S. subsidiaries ..........................     81.1     166.3     142.0
                                                     ------    ------    ------

                                                     $ 55.1    $215.2    $172.5
                                                     ======    ======    ======

Expected tax expense, at U.S. federal
 statutory income tax rate of 35% ................   $ 19.3    $ 75.3    $ 60.4
Non-U.S. tax rates ...............................      (.6)     (7.1)     (4.8)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies .......................................     15.7      17.8       8.0
Change in NL's and Tremont's deferred income
 tax valuation allowance, net ....................    (93.4)       .7     (20.9)
Resolution of German income tax audits ...........    (36.5)     (5.5)     --
Change in German income tax law ..................     24.1       4.4      --
U.S. state income taxes, net .....................      (.9)      2.1       2.5
No tax benefit for goodwill amortization .........      4.1       5.4       5.8
Other, net .......................................     (3.1)      1.3       2.2
                                                     ------    ------    ------

                                                     $(71.3)   $ 94.4    $ 53.2
                                                     ======    ======    ======

Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state .......................   $(11.1)   $ (3.0)   $ 11.2
    Non-U.S ......................................     32.6      54.5      34.3
                                                     ------    ------    ------
                                                       21.5      51.5      45.5
                                                     ------    ------    ------
  Deferred income taxes (benefit):
    U.S. federal and state .......................    (48.7)     40.0      21.0
    Non-U.S ......................................    (44.1)      2.9     (13.3)
                                                     ------    ------    ------
                                                      (92.8)     42.9       7.7
                                                     ------    ------    ------

                                                     $(71.3)   $ 94.4    $ 53.2
                                                     ======    ======    ======

Comprehensive provision for income
 taxes (benefit) allocable to:
  Continuing operations ..........................   $(71.3)   $ 94.4    $ 53.2
  Discontinued operations ........................     --        --        --
  Extraordinary item .............................     --         (.5)     --
  Other comprehensive income:
    Marketable securities ........................      2.0       3.9     (24.7)
    Currency translation .........................    (10.7)    (14.9)     (2.3)
    Pension liabilities ..........................     (1.9)       .8      (3.9)
                                                     ------    ------    ------

                                                     $(81.9)   $ 83.7    $ 22.3
                                                     ======    ======    ======

     The components of the net deferred tax liability at December 31, 2000 and 2001, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2000 and 2001, 98% and 95%, respectively, of the deferred tax valuation allowance relates to NL tax jurisdictions, principally Germany, and all of the remainder relates to Tremont's U.S. federal income tax jurisdiction.

                                                                     December 31,
                                                             2000                 2001
                                                       -----------------      -------------
                                                      Assets   Liabilities Assets   Liabilities
                                                                      (In millions)
Tax effect of temporary differences related to:
  Inventories ......................................   $  4.3    $ (3.2)   $  4.2    $ (3.5)
  Marketable securities ............................     --       (84.8)     --       (56.4)
  Mining properties ................................     --        (1.4)     --        (1.2)
  Property and equipment ...........................     62.1     (99.4)     43.2     (94.1)
  Accrued OPEB costs ...............................     21.1      --        19.0      --
  Accrued environmental liabilities and
   other deductible differences ....................     76.5      --        73.7      --
  Other taxable differences ........................     --      (165.0)     --      (167.8)
  Investments in subsidiaries and affiliates not
   members of the Contran Tax Group ................      7.5     (29.0)     12.4     (38.9)
  Tax loss and tax credit carryforwards ............    126.2      --       119.2      --
Valuation allowance ................................   (195.0)     --      (163.3)     --
                                                       ------    ------    ------    ------
    Adjusted gross deferred tax assets (liabilities)    102.7    (382.8)    108.4    (361.9)
Netting of items by tax jurisdiction ...............    (86.5)     86.5     (91.6)     91.6
                                                       ------    ------    ------    ------
                                                         16.2    (296.3)     16.8    (270.3)
Less net current deferred tax asset (liability) ....     14.2      (1.9)     13.0      (1.8)
                                                       ------    ------    ------    ------

    Net noncurrent deferred tax asset (liability) ..   $  2.0    $(294.4)  $  3.8    $(268.5)
                                                       ======    ======    ======    ======

                                                        Years ended December 31,
                                                      1999       2000       2001
                                                      ----       ----       ----
                                                             (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
 recognition criteria ...........................    $  1.6     $  3.3    $  3.8
Recognition of certain deductible tax
 attributes for which the benefit had not
 previously been recognized under the
 "more-likely-than-not" recognition criteria ....     (95.0)      (2.6)    (24.7)
Change in German tax law ........................      24.1       --        --
Foreign currency translation ....................     (14.7)     (15.7)     (7.5)
Offset to the change in gross deferred
 income tax assets due principally to
 redeterminations of certain tax attributes
 and implementation of certain tax
 planning strategies ............................     183.1      (25.0)     (3.7)
Consolidation of Tremont Corporation:
  For financial reporting purposes ..............      13.6       --        --
  For income tax purposes .......................      --        (12.1)     --
Other, net ......................................        .8        (.9)       .4
                                                     ------     ------    ------

                                                     $113.5     $(53.0)   $(31.7)
                                                     ======     ======    ======

     In 1999, NL recognized a $90 million non-cash income tax benefit related to
(i) a favorable resolution of NL's previously-reported tax contingency in Germany ($36 million) and (ii) a net reduction in NL's deferred income tax valuation allowance due to a change in estimate of NL's ability to utilize certain income tax attributes under the "more-likely-than-not" recognition criteria ($54 million). The $54 million net reduction in NL's deferred income tax valuation allowance was comprised of (i) a $78 million decrease in the valuation allowance to recognize the benefit of certain deductible income tax attributes which NL now believes meets the recognition criteria as a result of, among other things, a corporate restructuring of NL's German subsidiaries and
(ii) a $24 million increase in the valuation allowance to reduce the previously-recognized benefit of certain other deductible income tax attributes which NL now believes do not meet the recognition criteria due to a change in German tax law. The German tax law change was effective January 1, 1999 and resulted in an increase in NL's current income tax expense.

     A reduction in the German "base" income tax rate from 30% to 25% was enacted in October 2000 and became effective in January 2001. This reduction in the German income tax rate resulted in a $4.4 million increase in the Company's income tax expense in 2000 because the Company had recognized a net deferred income tax asset with respect to Germany.

     In 2001, NL completed a restructuring of its German subsidiaries, and as a result NL recognized a $17.6 million net income tax benefit. This benefit is comprised of a $23.2 million decrease in NL's deferred income tax asset valuation allowance due to a change in estimate of NL's ability to utilize certain German income tax attributes that did not previously meet the
"more-likely-than-not"   recognition   criteria,   offset  by  $5.6  million  of
incremental   U.S.   taxes  on   undistributed   earnings  of  certain   foreign
subsidiaries.

     Certain of the Company's U.S. and non-U.S. income tax returns are being examined and tax authorities have or may propose tax deficiencies. For example, NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately 10.4 million euro ($9 million at December 31, 2001). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit.

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

     At December 31, 2001, (i) NL had the equivalent of $317 million of German income tax loss carryforwards with no expiration date, (ii) NL had $3 million of U.S. net operating loss carryforwards expiring in 2019 and $5.7 million of alternative minimum tax ("AMT") credit carryforwards with no expiration date,
(iii) Tremont had $9.5 million of U.S. net operating loss carryforwards expiring in 2018 through 2020 and $.7 million of AMT credit carryforwards with no expiration date and (iv) CompX had the equivalent of $4.7 million of net operating loss carryforwards in The Netherlands with no expiration date and $8.4 million of U.S. net operating loss carryforwards expiring in 2007 through 2018. The U.S. tax attribute carryforwards of NL and Tremont may only be used to offset future taxable income of the respective company and are not available to offset future taxable income of other members of the Contran Tax Group, and the U.S. net operating loss carryforward of CompX may only be used to offset future taxable income of an acquired subsidiary of CompX and are limited in utilization to approximately $400,000 per year. During 1999, CompX utilized $300,000 of its U.S. net operating loss carryforwards to reduce its current U.S. taxable income (nil in 2000 and 2001).

Note 17 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Effective January 1, 2001, approximately 50 individuals previously compensated by Valhi commenced being compensated by Contran. Accrued defined benefit pension costs related to such individuals at December 31, 2000 were approximately $225,000. During 2001, Valhi made a cash payment to Contran of $225,000, and the plan assets and liabilities related to such individuals were transferred to Contran. Effective January 1, 2001, CompX ceased providing future defined pension benefits under its plan in The Netherlands, resulting in a curtailment gain of $116,000. See Note 12. As of December 31, 2001, certain obligations related to the terminated plan had not been fully settled and are reflected in accrued defined benefit pension costs.

                                                         Years ended December 31,
                                                            2000         2001
                                                            ----         ----
                                                             (In thousands)

Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year .......   $ 291,686    $ 281,540
  Service cost .......................................       4,368        3,974
  Interest cost ......................................      17,297       17,428
  Participant contributions ..........................       1,027        1,004
  Actuarial losses ...................................       1,890       10,359
  Plan amendments ....................................        --          1,819
  Curtailment gain ...................................        --           (116)
  Change in foreign exchange rates ...................     (16,209)      (3,385)
  Benefits paid ......................................     (18,519)     (17,432)
  Transfer of obligations to Contran .................        --         (4,862)
                                                         ---------    ---------

      Benefit obligations at end of the year .........   $ 281,540    $ 290,329
                                                         =========    =========

Change in plan assets:
  Fair value of plan assets at beginning of the year .   $ 244,555    $ 243,213
  Actual return on plan assets .......................      13,866        5,470
  Employer contributions .............................      16,620        7,577
  Participant contributions ..........................       1,078        1,004
  Change in foreign exchange rates ...................     (14,387)      (6,244)
  Benefits paid ......................................     (18,519)     (17,432)
  Transfer of plan assets to Contran .................        --         (3,243)
                                                         ---------    ---------

      Fair value of plan assets at end of year .......   $ 243,213    $ 230,345
                                                         =========    =========

Funded status at end of the year:
  Plan assets less than PBO ..........................   $ (38,327)   $ (59,984)
  Unrecognized actuarial loss ........................      32,374       53,383
  Unrecognized prior service cost ....................       1,948        4,371
  Unrecognized net transition obligations ............         788        4,269
                                                         ---------    ---------

                                                         $  (3,217)   $   2,039
                                                         =========    =========

Amounts recognized in the balance sheet:
  Prepaid pension costs ..............................   $  22,789    $  18,411
  Unrecognized net pension obligations ...............        --          5,901
  Accrued pension costs:
    Current ..........................................      (6,356)      (6,241)
    Noncurrent .......................................     (26,697)     (33,823)
  Accumulated other comprehensive income .............       7,047       17,791
                                                         ---------    ---------

                                                         $  (3,217)   $   2,039
                                                         =========    =========

                                                            December 31,
                 Rate                          1999                2000                2001
                 ----                          ----                ----                ----

Discount                                     4% - 7.5%           4% - 7.8%         5.8% - 7.3%
Increase in future compensation levels     2.5% - 4.5%           3% - 4.5%         2.8% - 4.5%
Long-term return on assets                   4% -10.0%           4% -10.0%         6.8% -10.0%


                                                     Years ended December 31,
                                                  1999        2000        2001
                                                  ----        ----        ----
                                                       (In thousands)

Net periodic pension cost:
Service cost benefits ......................   $  4,316    $  4,368    $  3,974
Interest cost on PBO .......................     18,329      17,297      17,428
Expected return on plan assets .............    (18,120)    (17,832)    (18,386)
Amortization of prior service cost .........        287         258         201
Amortization of net transition obligations .        580         532         509
Recognized actuarial losses ................      1,328         369         703
                                               --------    --------    --------

                                               $  6,720    $  4,992    $  4,429
                                               ========    ========    ========

     The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of fair value of plan assets were $257 million, $235 million and $197 million, respectively, at December 31, 2001 (2000 - $218.4 million, $196.6 million and $172.8 million, respectively). At December 31, 2000 and 2001, approximately 65% and 69%, respectively, of such unfunded amount relates to NL's non-U.S. plans, and most of the remainder relates to certain of NL's U.S. plans.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $2.8 million in 1999, $3.4 million in 2000 and $2.5 million in 2001.

     Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. At December 31, 2000 and 2001, 60% and 61%, respectively, of the Company's aggregate accrued OPEB costs relates to NL, and substantially all of the remainder relates to Tremont.

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2001, the expected rate of increase in future health care costs ranges from 8% to 11.2% in 2002, declining to rates of about 5.0% in 2010 and thereafter. If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.3 million (decreased by $.2 million) in 2001, and the actuarial present value of accumulated OPEB obligations at December 31, 2001 would have increased by $2.4 million (decreased by $2.2 million).

                                                         Years ended December 31,
                                                            2000         2001
                                                            ----         ----
                                                              (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year .................   $ 54,410    $ 53,942
  Service cost .........................................         84          94
  Interest cost ........................................      3,828       3,572
  Actuarial losses (gains) .............................      1,423        (230)
  Plan asset reimbursements ............................       --         1,197
  Change in foreign exchange rates .....................        (67)       (145)
  Benefits paid ........................................     (5,736)     (7,742)
                                                           --------    --------

  Obligations at end of the year .......................   $ 53,942    $ 50,688
                                                           ========    ========

Change in plan assets:
  Fair value of plan assets at beginning of the year ...   $  5,968    $ 11,842
  Actual return on plan assets .........................      2,705         460
  Employer contributions ...............................      8,905       1,840
  Benefits paid ........................................     (5,736)     (7,742)
                                                           --------    --------

  Fair value of plan assets at end of the year .........   $ 11,842    $  6,400
                                                           ========    ========

Funded status at end of the year:
  Plan assets less than benefit obligations ............   $(42,100)   $(44,288)
  Unrecognized net actuarial gain ......................     (2,676)     (2,522)
  Unrecognized prior service credit ....................    (12,067)     (9,551)
                                                           --------    --------

                                                           $(56,843)   $(56,361)
                                                           ========    ========

Accrued OPEB costs recognized in the balance sheet:
  Current ..............................................   $ (6,219)   $ (6,215)
  Noncurrent ...........................................    (50,624)    (50,146)
                                                           --------    --------

                                                           $(56,843)   $(56,361)
                                                           ========    ========



                                                    Years ended December 31,
                                                 1999         2000        2001
                                                 ----         ----        ----
                                                         (In thousands)

Net periodic OPEB cost (credit):
Service cost ...............................    $    40     $    84     $    94
Interest cost ..............................      2,069       3,828       3,572
Expected return on plan assets .............       (526)       (521)       (773)
Amortization of prior service credit .......     (2,075)     (2,516)     (2,516)
Recognized actuarial losses (gains) ........       (573)         24        (123)
                                                -------     -------     -------

                                                $(1,065)    $   899     $   254
                                                =======     =======     =======



                                                            December 31,
                  Rate                       1999                  2000               2001
                  ----                       ----                  ----               ----

Discount                                       7.5%              7.25%-7.3%               7%
Increase in future compensation levels     nil - 6%               nil  - 6%        nil -   6%
Long-term return on assets                 nil - 9%              nil  -7.7%        nil - 7.7%

Note 18 - Related party transactions:

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

     Receivables from and payables to affiliates are summarized in the table below.


                                                                December 31,
                                                             2000           2001
                                                             ----           ----
                                                               (In thousands)

Current receivables from affiliates:
  TIMET ............................................       $   599       $   677
  Other ............................................           286           167
                                                           -------       -------

                                                           $   885       $   844
                                                           =======       =======

Noncurrent receivable from affiliate -
  loan to Contran family trust .....................       $  --         $20,000
                                                           =======       =======

Current payables to affiliates:
  Demand loan from Contran:
    Tremont Corporation ............................       $13,403       $  --
    Valhi ..........................................         8,000        24,574
  Income taxes payable to Contran ..................         1,666         6,410
  Louisiana Pigment Company ........................         8,710         6,362
  Contran - trade items ............................          --             501
  TIMET ............................................           252           286
  Other ............................................            11            15
                                                           -------       -------

                                                           $32,042       $38,148

     From time to time, loans and advances are made between the Company and various related parties, including Contran, pursuant to term and demand notes. These loans and advances are entered into principally for cash management purposes. When the Company loans funds to related parties, the lender is generally able to earn a higher rate of return on the loan than the lender would earn if the funds were invested in other instruments. While certain of such loans may be of a lesser credit quality than cash equivalent instruments otherwise available to the Company, the Company believes that it has evaluated the credit risks involved, and that those risks are reasonable and reflected in the terms of the applicable loans. When the Company borrows from related parties, the borrower is generally able to pay a lower rate of interest than the borrower would pay if it borrowed from other parties.

     In 2001, NL Environmental Management Services, Inc ("EMS"), NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($20 million outstanding at December 31, 2001). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's beneficial ownership interest in the Company is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2001, $5 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     In 1998, Tremont entered into a revolving advance agreement with Contran. Through February 2001, Tremont had net borrowings of $13.4 million from Contran under such facility, primarily to fund Tremont's purchases of shares of NL and TIMET common stock. Such borrowings from Contran bore interest at prime less .5% and were payable upon demand. In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS and used the proceeds to repay its loan from Contran. Such intercompany loan between EMS and Tremont, collateralized by 10 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements at December 31, 2001. The terms of Tremont's loans from both Contran and EMS were approved by the independent directors of Tremont, and the terms of Tremont's loan from EMS was approved by a special committee of EMS' board of directors composed of independent directors.

     During 1999, 2000 and 2001, Valhi borrowed varying amounts from Contran pursuant to the terms of a demand note. Such unsecured borrowings bear interest at a rate of prime less .5%.

     Interest income on all loans to related parties was $.3 million in each of 1999 and 2000 and $.9 million in 2001. Interest expense on all loans from related parties was $.5 million in 1999, $1.3 million in 2000 and $1.4 million in 2001.

     Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 7). Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 7.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation of such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The net ISA fees charged by Contran to the Company aggregated approximately $1.5 million in 1999, $2.6 million in 2000 and $8.5 million in 2001. Effective July 1, 2000, three individuals who had previously been compensated by Valhi commenced to be compensated by Contran, and effective January 1, 2001, approximately 50 additional individuals who had previously been compensated by Valhi also commenced to be compensated by Contran. The increases in the net ISA fees charged by Contran from 1999 to 2000, and from 2000 to 2001, are due principally to these changes.

     NL has an ISA with TIMET whereby NL provides certain services to TIMET for $300,000 in each of 1999, 2000 and 2001. TIMET has an ISA with Tremont whereby TIMET provides certain services to Tremont for $200,000 in 1999, $300,000 in 2000 and $400,000 in 2001. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in Valhi's consolidated financial statements.

     Certain of the Company's insurance coverages that were reinsured in 1999, 2000 and 2001 were arranged for and brokered by EWI Re, Inc. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, such individual provides advisory services to EWI as requested by EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

     Through January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned all or substantially all of the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million, and EWI became a wholly-owned subsidiary of NL. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee.

     Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. Power and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water is provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for utility services were $1.0 million in 1999, $1.6 million in 2000 and $1.5 million in 2001. TIMET also paid BMI a facilities usage fee of $800,000 in 1999 and $1.3 million in each of 2000 and 2001. The $1.3 million annual facilities usage fee will continue through 2005 and then decline to $500,000 annually for 2006 through 2010, at which time the facilities usage fee expires.

     During 2001, Tremont paid BMI $600,000 pursuant to an agreement in which Tremont and other owners of BMI agreed to cover the costs of certain land improvements made by BMI to the land owned by Tremont and other BMI owners. The cost of the land improvement was divided among the companies based on each company's proportional share in the improved acreage.

     During 2000, (i) Valhi purchased 90,000 shares of Tremont common stock from an officer of Tremont for $2.9 million and 1,700 shares of its common stock from an employee of Valhi for $19,000 and (ii) NL purchased 414,000 shares of its common stock from officers and directors of NL for an aggregate of $9.4 million. See Notes 3 and 11. Such purchases were at market prices on the respective dates of purchase.

     COAM Company is a partnership which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2001, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $2 million over the next three years and the Cancer Research Agreement, as amended, provides for funds of up to $10.4 million over the next nine years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of the past three years, and the Company does not currently expect it will make any capital contributions to COAM in 2002.

     Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, conducts certain research and development activities within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. Amalgamated Research has also granted to The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $779,000 in 1999, $764,000 in 2000 and $828,000 in 2001. The Amalgamated Sugar Company LLC also provides certain administrative services to Amalgamated Research. The cost of such services provided by the LLC, based upon estimates of the time devoted by employees of the LLC to the affairs of Amalgamated Research, and the compensation of such persons, is netted against the agreed-upon research and development services fee paid by the LLC to Amalgamated Research.

Note 19 - Commitments and contingencies:

Legal proceedings

     Lead pigment litigation. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and government expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states or large United States cities or their public housing authorities, school districts and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA or similar state loans in approximately 75 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 2001, NL had accrued $107 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $160 million.

     At December 31, 2001, Tremont had accrued approximately $5 million for environmental cleanup matters, principally related to one site in Arkansas. Tremont believes it is only one of a number of apparently solvent PRPs that would ultimately share in any cleanup costs for this site.

     At December 31, 2001, TIMET had accrued approximately $4 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

     The Company has also accrued approximately $6 million at December 31, 2001 in respect of other environmental cleanup matters, including amounts related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

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

     NL is a defendant in various other asbestos, silica and/or mixed dust cases pending in Ohio, Indiana and West Virginia on behalf of approximately 6,900 personal injury claimants.

     In December 1997, a complaint was filed in the United States District Court for the Northern District of Illinois against the Company (Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al., No. 97 C 8746). The complaint, as amended, alleges certain technology used by The Amalgamated Sugar Company LLC in its manufacturing processes infringes a certain patent of Finnsugar and seeks, among other things, unspecified damages. The technology is owned by Amalgamated Research and licensed to, among others, the LLC. Both Amalgamated Research and the LLC are defendants in the action. Defendants have answered the complaint denying infringement, and filed a counterclaim seeking to have Finnsugar's patent declared invalid and unenforceable. Discovery on the merits portion of both plaintiff's and defendants' claims has been completed. Plaintiff and defendants each filed summary judgment motions. In April 2001, the court granted certain of the defendants' summary judgment motions, and the court also ruled that Finnsugar's patent was invalid. Finnsugar moved the court to reconsider its decisions, and the remaining summary judgment motions filed by both plaintiff and defendants remain pending. If such pending summary judgment motions do not resolve the matter, a brief period of additional discovery will occur. The Company believes, and understands the LLC believes, that the complaint is without merit and that the Company's technology does not violate Finnsugar's patent. The Company intends, and understands that the LLC intends, to defend against this action vigorously.

     In August and September 2000, NL and one of its subsidiaries, NLO, Inc., were named as defendants in each of the four lawsuits listed below that were filed in federal court in the Western District of Kentucky against the Department of Energy ("DOE") and a number of other defendants alleging that nuclear material supplied by, among others, the Feed Material Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous
Diffusion Plant ("PGDP"). With respect to each of the four cases listed below, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has done in several previous cases relating to management of the FMPC. NL has so advised the DOE. Answers in the four cases have not been filed and, as described below, three of the four cases have been settled. NL and NLO have moved to dismiss the complaints in all four claims. If those motions are not granted, NL and NLO intend to deny all allegations of wrongdoing and to defend the cases vigorously.

o In Rainer, et al. v. E.I. du Pont de Nemours, et al., ("Rainer I") No. 5:00CV-223-J, plaintiffs purport to represent a class of former employees at the PGDP and members of their households and seek actual and punitive damages of $5 billion each for alleged negligence, infliction of emotional distress, ultra-hazardous activity/strict liability and strict products liability and battery. No answer or response to that complaint is yet due, and pre-trial proceedings continue.

o In Rainer, et al. v. Bill Richardson, et al., ("Rainer II") No. 5:00CV-220-J, plaintiffs purport to represent the same classes regarding the same matters alleged in Rainer I, and allege a violation of constitutional rights and seek the same recovery sought in Rainer I, as well as asserting claims for battery, fraud, deceit, and misrepresentation, infliction of emotional distress, negligence, and conspiracy, concert of action, joint venture and enterprise liability. No answer or response to that complaint is yet due.

o In Dew, et al. v. Bill Richardson, et al., ("Dew") No. 5:00CV00221R, plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel. Pre-trial proceedings and discovery continue.

o In Shaffer, et al. v. Atomic Energy Commission, et al., ("Shaffer") No. 5:00CV00307M, plaintiffs purport to represent classes of PGDP employees and household members, subcontractors at PGDP, and landowners near the PGDP and seek actual and punitive damages of $1 billion each and medical monitoring for the same counts alleged in Dew. In March 2001, the magistrate judge ordered that the landowner plaintiffs be severed from the action and pursue their claims in a separate action, Oreskovich v. Atomic Energy Commission, No. 01CV-63-M. All of the Oreskovich plaintiffs subsequently dismissed their claims against NL and NLO with prejudice. In addition, all but two of the named plaintiffs in the Shaffer action have dismissed their claims against the Settling Defendants without prejudice. In February 2002, the court held that all causes of action asserted in the complaint that have a one-year limitations period would be dismissed. In their motion to dismiss, NL and NLO argued that all claims in the complaint, except the fraud claim, were subject to dismissal because they have a one-year limitations period. The court denied the motion to dismiss claims brought by certain decedents' estates. The court reserved ruling on other arguments in the motion to dismiss that, if granted, would dispose of all plaintiffs' claims, indicating that it would address those arguments by separate opinion.

     NL has reached an agreement pursuant to which the Rainer I, Rainer II, and Shaffer cases against NL and NLO will be settled and dismissed with prejudice, and in March 2002, the trial court approved the settlement. The time during which the settlement may be appealed has not yet expired. The DOE has agreed to reimburse NL for the settlement amount.

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

     In June 2001, Gutierrex-Palmenberg, Inc. ("GPI") filed a complaint in the U.S. District Court, District of Arizona, against Waste Control Specialists LLC (Guiterrez - Palmenberg, Inc. vs. Waste Control Specialists LLC, No. CIV '01 0981 PHX MS). The complaint alleges that Waste Control Specialists owes GPI in excess of $380,000. Waste Control Specialists has counterclaimed for $55,000 that it believes it is owed from GPI. Waste Control Specialists intends to defend against the action vigorously.

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

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of NL's sales during the past three years. TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 38% attributable to North America, and the ten largest customers accounted for about one-fourth of chemicals sales.

     Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2001, the ten largest customers accounted for approximately 36% of component products sales (2000 - 35%; 1999 - 33%).

     The majority of TIMET's sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about 30% of its sales in 1999 and about 48% in each of 2000 and 2001.

     At December 31, 2001, consolidated cash, cash equivalents and restricted cash includes $121 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2000 - $159 million), of which $62 million are held in trust for the Company by a single U.S. bank (2000 - $67 million).

     Capital expenditures. At December 31, 2001 the estimated cost to complete capital projects in process approximated $13.5 million, of which $11 million relates to NL's TiO2 facilities (including $4 million related to reconstruction of the Leverkusen, Germany facility destroyed by fire in March 2001) and the remainder relates to CompX. In addition, CompX is obligated to acquire approximately 10 acres of land from the municipality of Maastricht, The Netherlands, for approximately $2 million within the next two to three years as part of an agreement made in conjunction with the sale/leaseback of its existing Netherlands facility. See Note 12.

     Royalties. Royalty expense, which relates principally to the volume of certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement, approximated $1.1 million in each of 1999 and 2000 and $675,000 in 2001.

     Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2006. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $159 million.

     TIMET has long-term agreements with certain major aerospace customers, including The Boeing Company, Rolls-Royce plc, United Technologies Corporation (and related companies) and Wyman-Gordon Company, pursuant to which TIMET is intended to be the major supplier of titanium products to these customers. The agreements are intended to provide for minimum market shares of the customer's titanium requirements (generally at least 70%) for approximately 10-year periods. The agreements generally provide for fixed or formula-determined prices, at least for the first five years. With respect to TIMET's contract with Boeing, although Boeing placed orders and accepted delivery of certain volumes in 1999 and 2000, the level of orders was significantly below the contractual volume requirements for those years. Boeing informed TIMET in 1999 that it was unwilling to commit to the contract beyond the year 2000. In March 2000, TIMET filed a lawsuit against The Boeing Company seeking damages for Boeing's breach of the contract and a declaration from the court of TIMET's rights under the contract. In June 2000, Boeing filed its answer to TIMET's complaint denying substantially all of TIMET's allegations and making certain counterclaims against TIMET. In April 2001, TIMET settled the litigation between TIMET and Boeing related to their 1997 long-term purchase and supply agreement. Pursuant to the settlement, TIMET received a cash payment of $82 million. The parties also entered into an amended long-term agreement that, among other things, allows Boeing to purchase up to 7.5 million pounds of titanium product annually from TIMET from 2002 through 2007, subject to certain maximum quarterly volume levels. In consideration, Boeing will annually advance TIMET $28.5 million for purchases in the upcoming year. The initial advance for calendar year 2002 was made in December 2001, with each subsequent advance made in early January of the applicable calendar year beginning in 2003. The amended long-term agreement is structured as a take-or-pay agreement such that Boeing will forfeit a proportionate part of the $28.5 million annual advance in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. Under a separate agreement TIMET will establish and hold buffer stock for Boeing at TIMET's facilities.

     TIMET also has a long-term arrangement for the purchase of titanium sponge. The contract is effective through 2007, with firm pricing through 2002 (subject to certain possible adjustments and possible early termination in 2004). The agreement provides for annual purchases by TIMET of 6,000 metric tons, although the supplier has agreed to reduced purchases by TIMET since 1999. TIMET is currently operating under an agreement in principle that provides for minimum purchases by TIMET of 1,500 metric tons in 2002 and certain other modified terms. During 2001, TIMET accrued $3.0 million relating to its agreement with the sponge supplier for settlement of purchases less than the required contractual minimum for 2001 and prior years, of which $2.0 million remained unpaid as of December 31, 2001. TIMET has no other long-term purchase agreements.

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

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility. The Company also leases various other manufacturing facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to the Company's consolidated business segments approximated $10 million in 1999, $11 million in 2000 and $12 million in 2001. At December 31, 2001, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                              Amount
                                                   (In thousands)

  2002                                                $ 5,943
  2003                                                  4,509
  2004                                                  2,955
  2005                                                  1,818
  2006                                                  1,549
  2007 and thereafter                                  20,269
                                                      -------

                                                      $37,043

     Third-party indemnification. Amalgamated Research licenses certain of its technology to third parties. With respect to such technology licensed to two customers, Amalgamated Research has indemnified such customers for up to an aggregate of $1.75 million against any damages they might incur resulting from any claims for infringement of the Finnsugar patents discussed above. During 2000, Finnsugar filed a complaint against one of such customers in the U.S. District Court for the Eastern District of Michigan alleging that the technology licensed to such customer by the Company infringes certain of Finnsugar's patents (Finnsugar Bioproducts, Inc. v. The Monitor Sugar Company, Civil No. 00-10381). Amalgamated Research is not a party to this litigation. The Company denies such infringement, however the Company is providing defense costs to such customer under the terms of their indemnification agreement up to the specified limit of $750,000. Other than providing defense costs pursuant to the terms of the indemnification agreements, Amalgamated Research does not believe it will incur any losses as a result of providing such indemnification.

Note 20 - Accounting principles not yet adopted:

     Goodwill. The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), will not be amortized on a periodic basis. Instead, goodwill (other than equity method goodwill) will be subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill will not be tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 will cease to be periodically amortized as of January 1, 2002, but all goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 would not be periodically amortized from the date of such combination. The Company would have reported net income of approximately $109 million, or $.94 per diluted share, in 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

     As discussed in Note 9, the Company has assigned its goodwill to three reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment will be assigned to the reporting unit consisting of NL in total. Goodwill attributable to the component products operating segment will be assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic products and slide products operations. Under SFAS No. 142, such goodwill will deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting units, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with SFAS No. 141.

     In determining the estimated fair value of the NL reporting unit, the Company will consider quoted market prices for NL common stock. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the two CompX reporting units.

     The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist. In accordance with the requirements of SFAS No. 142, the Company will review goodwill of its three reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

     Impairment  of  long-lived  assets.  The  Company  will adopt SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 will not have a significant effect on the Company as of January 1, 2002.

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, no later than January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, on the Company of adopting SFAS No. 143 has not yet been determined.

Note 21 -      Quarterly results of operations (unaudited):

                                                      Quarter ended
                                                     --------------
                                          March 31  June 30  Sept. 30   Dec. 31
                                          --------  -------  --------   -------
                                           (In millions, except per share data)

Year ended December 31, 2000
  Net sales ...........................   $ 301.7   $ 320.0   $ 308.1   $ 262.1
  Operating income ....................      49.1      66.6      57.4      44.6

  Income from continuing
   operations .........................   $  10.5   $  35.0   $  13.0   $  18.6
  Extraordinary item ..................      --        --        --         (.5)
                                          -------   -------   -------   -------

      Net income ......................   $  10.5   $  35.0   $  13.0   $  18.1
                                          =======   =======   =======   =======

  Basic earnings per common share:
    Continuing operations .............   $   .09   $   .30   $   .11   $   .16
    Extraordinary item ................      --        --        --        --
                                          -------   -------   -------   -------

      Net income ......................   $   .09   $   .30   $   .11   $   .16
                                          =======   =======   =======   =======

Year ended December 31, 2001
  Net sales ...........................   $ 288.8   $ 276.3   $ 262.5   $ 231.9
  Operating income ....................      49.2      39.7      31.5      21.8

      Net income ......................   $  31.6   $  47.6   $  10.3   $   3.7

  Basic earnings per common share .....   $   .27   $   .41   $   .09   $   .03

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2000, the Company recognized a $26.5 million pre-tax gain related to NL's legal settlement with certain of its former insurance carriers and a $5.7 million pre-tax impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Note 12. During the fourth quarter of 2000, the Company also recognized an extraordinary loss related to the early extinguishment of certain NL indebtedness. See Notes 1 and 11.

     During the fourth quarter of 2001, the Company recognized (i) an $11.7 million insurance gain related to insurance recoveries received by NL resulting from fire at its Leverkusen facility, (ii) $16.6 million of business interruption insurance proceeds related to the Leverkusen fire as payment for unallocated period costs and lost margin attributable to prior 2001 quarters, and (iii) a $17.6 million net income tax benefit related principally to a change in estimate of NL's ability to utilize certain German income tax attributes. See Notes 12 and 16. In addition, the Company's equity in earnings of TIMET during the fourth quarter of 2001 includes the effect of TIMET's $61.5 million provision for an other than temporary decline in value of certain preferred securities held by TIMET and a $12.3 million increase in TIMET's deferred income tax asset valuation allowance.






                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 15, 2002, appearing on page F-2 of the 2001 Annual Report on Form 10-K of Valhi, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                  PricewaterhouseCoopers LLP


Dallas, Texas
March 15, 2002

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2000 and 2001

                                 (In thousands)

                                                           2000           2001
                                                           ----           ----

Current assets:
  Cash and cash equivalents ......................     $    3,383     $    3,520
  Marketable securities ..........................           --           14,882
  Accounts and notes receivable ..................          5,582          5,862
  Receivables from subsidiaries and
   affiliates:
    Loan .........................................           --              755
    Dividends ....................................          6,362           --
    Other ........................................             27            136
  Deferred income taxes ..........................            775           --
  Other ..........................................            141            255
                                                       ----------     ----------

      Total current assets .......................         16,270         25,410
                                                       ----------     ----------

Other assets:
  Marketable securities ..........................        267,556        170,212
  Investment in and advances to
   subsidiaries and affiliates ...................        739,865        748,697
  Loans and notes receivable .....................         99,334        104,933
  Other assets ...................................          1,807            905
  Property and equipment, net ....................          2,872          2,691
                                                       ----------     ----------

      Total other assets .........................      1,111,434      1,027,438
                                                       ----------     ----------

                                                       $1,127,704     $1,052,848

Current liabilities:
  Current maturities of long-term debt ...........     $   31,000     $   63,352
  Payables to subsidiaries and affiliates:
    Demand loan from Contran Corporation .........          8,000         24,574
    Income taxes, net ............................          2,056          8,891
    Other ........................................          1,122            100
  Accounts payable and accrued liabilities .......          5,217          2,888
  Income taxes ...................................          1,427          1,301
  Deferred income taxes ..........................           --              617
                                                       ----------     ----------

      Total current liabilities ..................         48,822        101,723
                                                       ----------     ----------

Noncurrent liabilities:
  Long-term debt .................................        353,213        250,000
  Deferred income taxes ..........................         86,214         68,371
  Other ..........................................         11,220         10,426
                                                       ----------     ----------

      Total noncurrent liabilities ...............        450,647        328,797
                                                       ----------     ----------

Stockholders' equity .............................        628,235        622,328
                                                       ----------     ----------

                                                       $1,127,704     $1,052,848

                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)


                                                   1999       2000        2001
                                                   ----       ----        ----

Revenues and other income:
  Interest and dividend income ..............   $ 36,671    $ 33,108    $ 30,601
  Securities transaction gains (losses), net         757      (2,490)     48,142
  Other, net ................................      7,804       4,356       2,997
                                                --------    --------    --------

                                                  45,232      34,974      81,740
                                                --------    --------    --------

Costs and expenses:
  General and administrative ................     14,942      11,118       9,862
  Interest ..................................     33,097      34,646      31,295
                                                --------    --------    --------

                                                  48,039      45,764      41,157
                                                --------    --------    --------

                                                  (2,807)    (10,790)     40,583

Equity in earnings of subsidiaries and
 affiliates .................................     32,870      86,895      70,190
                                                --------    --------    --------

  Income before income taxes ................     30,063      76,105     110,773

Provision for income taxes (benefit) ........    (17,359)       (986)     17,575
                                                --------    --------    --------

  Income from continuing operations .........     47,422      77,091      93,198

Discontinued operations .....................      2,000        --          --

Extraordinary item ..........................       --          (477)       --
                                                --------    --------    --------

  Net income ................................   $ 49,422    $ 76,614    $ 93,198
                                                ========    ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)

                                                 1999         2000        2001
                                                 ----         ----        ----

Cash flows from operating activities:
  Net income ...............................   $ 49,422    $ 76,614    $ 93,198
  Securities transactions, net .............       (757)      2,490     (48,142)
  Noncash interest expense .................      8,058       8,802       5,089
  Deferred income taxes ....................     (4,182)     (2,929)      8,546
  Equity in earnings of subsidiaries
   and affiliates:
    Continuing operations ..................    (32,870)    (86,895)    (70,190)
    Discontinued operations ................     (2,000)       --          --
    Extraordinary item .....................       --           477        --
  Dividends from subsidiaries
   and affiliates ..........................      3,819      20,792      55,696
  Other, net ...............................        610         844         327
                                               --------    --------    --------
                                                 22,100      20,195      44,524
  Net change in assets and liabilities .....     (6,766)      9,483      (2,528)
                                               --------    --------    --------

      Net cash provided by
       operating activities ................     15,334      29,678      41,996
                                               --------    --------    --------

Cash flows from investing activities:
  Purchase of:
    Tremont common stock ...................     (1,945)    (19,311)       (198)
    CompX common stock .....................       (816)       --          --
    Subsidiary debt from lender ............       --          --        (5,273)
  Investment in Waste Control Specialists ..    (10,000)    (20,000)       --
  Proceeds from disposal of marketable
   securities ..............................      6,588        --        16,802
  Loans to subsidiaries and affiliates:
    Loans ..................................    (11,833)    (34,232)    (11,505)
    Collections ............................      8,717      48,307       2,746
  Other, net ...............................       (350)       (221)       (176)
                                               --------    --------    --------

      Net cash provided (used) by
       investing activities ................     (9,639)    (25,457)      2,396
                                               --------    --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 1999, 2000 and 2001

                                 (In thousands)


                                             1999           2000          2001
                                             ----           ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................     $ 21,000      $ 56,880      $ 35,000
    Principal payments ...............         --         (44,000)      (67,662)
  Loans from affiliates:
    Loans ............................       45,000        15,768        81,905
    Repayments .......................      (52,218)       (8,982)      (66,310)
  Dividends ..........................      (23,146)      (24,328)      (27,820)
  Common stock reacquired ............         --             (19)         --
  Other, net .........................          656           899           632
                                           --------      --------      --------

      Net cash used by
       financing activities ..........       (8,708)       (3,782)      (44,255)
                                           --------      --------      --------

Cash and cash equivalents:
  Net increase (decrease) ............       (3,013)          439           137
  Balance at beginning of year .......        5,957         2,944         3,383
                                           --------      --------      --------

  Balance at end of year .............     $  2,944      $  3,383      $  3,520
                                           ========      ========      ========


Supplemental disclosures -
 cash paid for:
  Interest ...........................     $ 24,900      $ 25,326      $ 26,785
  Income taxes (received), net .......      (11,191)      (12,612)        2,320

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

     The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.


Note 2 -       Marketable securities:

                                                                December 31,
                                                            2000           2001
                                                            ----           ----
                                                              (In thousands)

Current assets - Halliburton Company common stock:
  Trading ........................................       $   --         $  6,744
  Available-for-sale .............................           --            8,138
                                                         --------       --------

                                                         $   --         $ 14,882
                                                         ========       ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..............       $170,000       $170,000
  Halliburton Company common stock ...............         97,108           --
  Other securities ...............................            448            212
                                                         --------       --------

                                                         $267,556       $170,212


Note 3 -       Investment in and advances to subsidiaries and affiliates:

                                                                December 31,
                                                            2000          2001
                                                            ----          ----
                                                               (In thousands)

Investment in:
  NL Industries (NYSE: NL) ...........................     $483,524     $499,529
  Tremont Group, Inc. ................................      164,382      162,502
  Valcor and subsidiaries ............................       70,749       64,984
  Waste Control Specialists LLC ......................       19,169        6,364
                                                           --------     --------
                                                            737,824      733,379
Noncurrent loan to Waste Control Specialists LLC .....        2,041       15,318
                                                           --------     --------

                                                           $739,865     $748,697

Current loan to Waste Control Specialists LLC ........     $   --       $    755
                                                           ========     ========

     Tremont Group. is a holding company which owns 80% of Tremont Corporation (NYSE: TRE) at December 31, 2000 and 2001. Prior to December 31, 2000, Valhi owned 64% of Tremont Corporation and NL owned an additional 16% of Tremont. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to Tremont Group in return for an 80% and 20% ownership interest, respectively, in Tremont Group. Tremont Corporation is a holding company whose principal assets at December 31, 2001 are a 39% interest in Titanium Metals Corporation (NYSE: TIE) and a 21% interest in NL.

     Valcor's principal asset is a 66% interest in CompX International, Inc. at December 31, 2001 (NYSE: CIX). Valhi owns an additional 3% of CompX directly, and Valhi's direct investment in CompX is considered part of its investment in Valcor.


                                                     Years ended December 31,
                                                   1999        2000        2001
                                                   ----        ----        ----
                                                          (In thousands)

Equity in earnings of subsidiaries and affiliates

Continuing operations:
  NL Industries ..............................   $ 77,950    $ 79,190    $57,183
  Tremont Group/Tremont Corporation ..........    (48,652)      4,420      3,961
  Valcor .....................................     14,761      12,927      4,214
  Waste Control Specialists LLC ..............    (11,189)     (9,642)     4,832
                                                 --------    --------    -------

                                                 $ 32,870    $ 86,895    $70,190
                                                 ========    ========    =======

Discontinued operations - Valcor .............   $  2,000    $   --      $  --
                                                 ========    ========    =======

Extraordinary item - NL Industries ...........   $   --      $   (477)   $  --
                                                 ========    ========    =======


Dividends from subsidiaries and affiliates

Declared:
  NL Industries ..............................   $  4,219    $ 19,589    $24,108
  Tremont Group/Tremont Corporation ..........        877       1,054      1,152
  Valcor .....................................         47       5,187      6,437
  Waste Control Specialists LLC ..............       --          --       17,637
                                                 --------    --------    -------

                                                    5,143      25,830     49,334

Net change in dividends receivable ...........     (1,324)     (5,038)     6,362
                                                 --------    --------    -------

    Cash dividends received ..................   $  3,819    $ 20,792    $55,696
                                                 ========    ========    =======


Note 4 -       Loans and notes receivable:

                                                           December 31,
                                                     2000                2001
                                                     ----                 ----
                                                            (In thousands)

Snake River Sugar Company:
  Principal ..........................             $ 80,000             $ 80,000
  Interest ...........................               17,526               22,718
Other ................................                1,808                2,215
                                                   --------             --------

                                                   $ 99,334             $104,933

Note 5 -       Long-term debt:

                                                             December 31,
                                                       2000               2001
                                                       ----               ----
                                                             (In thousands)

Snake River Sugar Company ..................          $250,000          $250,000
LYONs ......................................           100,333            25,472
Bank credit facility .......................            31,000            35,000
Other ......................................             2,880             2,880
                                                      --------          --------
                                                       384,213           313,352

Less current maturities ....................            31,000            63,352
                                                      --------          --------

                                                      $353,213          $250,000


     Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Up to $37.5 million of such loans will become recourse to Valhi when the balance of Valhi's loan to Snake River (including accrued interest) becomes less than $37.5 million. See Note 4. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

     The zero coupon Senior Secured LYONs, $43.1 million principal amount at maturity in October 2007 outstanding at December 31, 2001, were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments are required. Each $1,000 in principal amount at maturity of the LYONs is exchangeable, at any time at the option of the holders of the LYONs, for
14.4308 shares of Halliburton common stock held by Valhi. Such shares of Halliburton common stock, classified as available-for-sale, are collateral for the LYONs debt obligation and are held in escrow for the benefit of holders of the LYONs. Valhi receives the regular quarterly dividend on the escrowed Halliburton shares. During 1999, 2000 and 2001, holders representing $483,000, $336,000 and $92.2 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares. Under the terms of the indenture governing the LYONs, the Company has the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that are otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during 2001 was so settled. Also during 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. The LYONs are redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase date), or an aggregate of $27.4 million based on the number of LYONs outstanding at December 31, 2001, and accordingly the LYONs are classified as a current liability at December 31, 2001. Such redemptions may be paid, at Valhi's option, in cash, shares of Halliburton common stock, or a combination thereof. The LYONs are redeemable, at any time, at Valhi's option, for cash equal to the issue price plus accrued OID through the redemption date.

     At December 31, 2001, Valhi has a $55 million revolving bank credit facility which matures in November 2002, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The size of the facility was increased to $70 million in January 2002, and was further increased to $72.5 million in February 2002. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL common stock pledged as collateral. Based on NL's December 31, 2001 quoted market price of $15.27 per share, the 30 million shares of NL common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility, even after considering the January and February 2002 increases in the size of the facility to $72.5 million. Valhi would become limited to borrowing less than the full $72.5 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, only if NL's stock price were to fall below approximately $7.25 per share. At December 31, 2001, $35 million was outstanding under this facility consisting of $30 million of LIBOR-based borrowings (at an interest rate of 3.625%) and $5 million of prime-based borrowings (at an interest rate of 4.75%). At December 31, 2001, $18.9 million was available for borrowing under this facility.

     Other indebtedness consists of an unsecured note payable bearing interest at a fixed rate of interest of 6.2% and due in November 2002.

Note 6 -       Income taxes:

                                                     Years ended December 31,
                                                 1999        2000         2001
                                                 ----        ----         ----
                                                        (In thousands)

Income tax provision (benefit)
 attributable to continuing operations:
  Currently payable (refundable) ...........   $(13,177)   $  1,943    $  9,029
  Deferred income taxes (benefit) ..........     (4,182)     (2,929)      8,546
                                               --------    --------    --------

                                               $(17,359)   $   (986)   $ 17,575
                                               ========    ========    ========

Cash paid (received) for income taxes, net:
  Paid to (received from) subsidiaries .....   $  1,121    $ (1,019)   $   (439)
  Paid to (received from) Contran ..........    (12,395)    (11,600)      2,607
  Paid to tax authorities, net .............         83           7         152
                                               --------    --------    --------

                                               $(11,191)   $(12,612)   $  2,320
                                               ========    ========    ========


     At December 31, 2000, NL, Tremont Corporation and CompX were separate U.S. taxpayers and were not members of the Contran Tax Group. Effective January 1, 2001, Tremont and NL became members of the Contran Tax Group. Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes. Valhi Parent Company's provision for income taxes (benefit) includes a tax provision (benefit) attributable to Valhi's equity in earnings (losses) of Waste Control Specialists.

                                                                Deferred tax
                                                              asset (liability)
                                                                December 31,
                                                             2000         2001
                                                             ----         ----
                                                              (In thousands)

Components of the net deferred tax asset
 (liability) - tax effect of temporary
 differences related to:
    Marketable securities ..............................   $(85,767)   $(56,836)
    Investment in subsidiaries and affiliates not
     members of the Contran Tax Group ..................      1,562       1,760
    Reduction of deferred income tax assets of
     subsidiaries that are members of the Contran Tax
     Group - separate company U.S. net operating loss
     carryforwards and other tax attributes that do not
     exist at the Valhi level ..........................       --        (9,748)
    Accrued liabilities and other deductible differences      4,884       4,729
    Other taxable differences ..........................     (6,118)     (8,893)
                                                           --------    --------

                                                           $(85,439)   $(68,988)
                                                           ========    ========

Current deferred tax asset (liability) .................   $    775    $   (617)
Noncurrent deferred tax liability ......................    (86,214)    (68,371)
                                                           --------    --------

                                                           $(85,439)   $(68,988)
                                                           ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                               Additions
                                    Balance at charged to                                   Balance
                                    beginning  costs and   Net        Currency              at end
           Description               of year   expenses  deductions translation Other(a)    of year
---------------------------------    ------    ------      -----      -----      ----       -----

Year ended December 31, 1999:
  Allowance for doubtful accounts   $ 2,687   $    787    $  (269)   $  (262)   $  3,270   $ 6,213
                                    =======   ========    =======    =======    ========   =======

  Amortization of intangibles:
    Goodwill ....................   $33,241   $ 11,753    $  --      $  --      $   --     $44,994
    Other .......................    10,601      2,058       --       (1,573)       --      11,086
                                    -------   --------    -------    -------    --------   -------

                                    $43,842   $ 13,811    $  --      $(1,573)   $   --     $56,080
                                    =======   ========    =======    =======    ========   =======

Year ended December 31, 2000:
  Allowance for doubtful accounts   $ 6,213   $    645    $  (787)   $  (163)   $   --     $ 5,908
                                    =======   ========    =======    =======    ========   =======

  Amortization of intangibles:
    Goodwill ....................   $44,994   $ 15,952    $  --      $   (55)   $   --     $60,891
    Other .......................    11,086        474     (8,245)    (2,530)       --         785
                                    -------   --------    -------    -------    --------   -------

                                    $56,080   $ 16,426    $(8,245)   $(2,585)   $   --     $61,676
                                    =======   ========    =======    =======    ========   =======

Year ended December 31, 2001:
  Allowance for doubtful accounts   $ 5,908   $  1,588    $(1,080)   $   (90)   $   --     $ 6,326
                                    =======   ========    =======    =======    ========   =======

  Amortization of intangibles:
    Goodwill ....................   $60,891   $ 16,963    $  --      $   (75)   $   --     $77,779
    Other .......................       785        229       --           (4)       --       1,010
                                    -------   --------    -------    -------    --------   -------

                                    $61,676   $ 17,192    $  --      $   (79)   $   --     $78,789
                                    =======   ========    =======    =======    ========   =======



(a)  1999  -  Consolidation  of  Waste  Control   Specialists  LLC  and  Tremont
     Corporation.

     Note - Certain prior year amounts have been reclassified to conform to the current year presentation.