Form 10-Q
period 2002-03-31
VALHI INC /DE/
filed 2002-05-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2002           Commission file number 1-5467
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



                                    Yes X No



Number of shares of common stock outstanding on April 30, 2002: 114,773,617.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2001 and March 31, 2002                    3

                 Consolidated Statements of Operations -
                  Three months ended March 31, 2001 and 2002              5

                 Consolidated Statements of Comprehensive Income (Loss) -
                  Three months ended March 31, 2001 and 2002              6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2002              7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2002                       9

                 Notes to Consolidated Financial Statements               10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    21

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                       38

  Item 4.        Submission of Matters to a Vote of Security Holders.     38

  Item 6.        Exhibits and Reports on Form 8-K.                        39

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                  December 31,     March 31,
                                                          2001            2002
                                                          ----            ----

Current assets:
  Cash and cash equivalents ....................      $  154,413      $  117,885
  Restricted cash equivalents ..................          63,257          54,771
  Marketable securities ........................          18,465          19,268
  Accounts and other receivables ...............         162,310         173,665
  Refundable income taxes ......................           3,564           3,346
  Receivable from affiliates ...................             844             197
  Inventories ..................................         262,733         217,092
  Prepaid expenses .............................          11,252           9,679
  Deferred income taxes ........................          12,999          12,486
                                                      ----------      ----------

      Total current assets .....................         689,837         608,389
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         186,549         181,948
  Investment in affiliates .....................         211,115         193,506
  Receivable from affiliate ....................          20,000          20,000
  Loans and other receivables ..................         105,940         107,214
  Mining properties ............................          12,410          12,148
  Prepaid pension costs ........................          18,411          18,384
  Unrecognized net pension obligations .........           5,901           5,901
  Goodwill .....................................         349,058         356,475
  Other intangible assets ......................           2,440           4,966
  Deferred income taxes ........................           3,818           3,773
  Other ........................................          30,109          33,271
                                                      ----------      ----------

      Total other assets .......................         945,751         937,586
                                                      ----------      ----------

Property and equipment:
  Land .........................................          28,721          28,467
  Buildings ....................................         163,995         160,196
  Equipment ....................................         569,001         573,168
  Construction in progress .....................           9,992          13,309
                                                      ----------      ----------
                                                         771,709         775,140
  Less accumulated depreciation ................         253,450         264,555
                                                      ----------      ----------

      Net property and equipment ...............         518,259         510,585
                                                      ----------      ----------

                                                      $2,153,847      $2,056,560
                                                      ==========      ==========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,       March 31,
                                                       2001              2002
                                                      ------            ------

Current liabilities:
  Notes payable ..............................     $    46,201      $    46,382
  Current maturities of long-term debt .......          64,972          114,525
  Accounts payable ...........................         114,474           79,485
  Accrued liabilities ........................         166,488          156,234
  Payable to affiliates ......................          38,148           32,877
  Income taxes ...............................           9,578            8,716
  Deferred income taxes ......................           1,821            2,247
                                                   -----------      -----------

      Total current liabilities ..............         441,682          440,466
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         497,215          422,845
  Accrued OPEB costs .........................          50,146           49,513
  Accrued pension costs ......................          33,823           32,382
  Accrued environmental costs ................          54,392           57,782
  Deferred income taxes ......................         268,468          266,491
  Other ......................................          32,642           32,087
                                                   -----------      -----------

      Total noncurrent liabilities ...........         936,686          861,100
                                                   -----------      -----------

Minority interest ............................         153,151          146,428
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,258            1,258
  Additional paid-in capital .................          44,982           45,037
  Retained earnings ..........................         656,408          645,739
  Accumulated other comprehensive income:
    Marketable securities ....................          86,654           88,334
    Currency translation .....................         (79,404)         (82,019)
    Pension liabilities ......................         (11,921)         (14,134)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      -----------

      Total stockholders' equity .............         622,328          608,566
                                                   -----------      -----------

                                                   $ 2,153,847      $ 2,056,560
                                                   ===========      ===========



Commitments and contingencies (Note 1)

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2001 and 2002

                      (In thousands, except per share data)



                                                             2001        2002
                                                             ----        ----

Revenues and other income:
  Net sales ............................................   $288,835   $ 253,747
  Other, net ...........................................     44,091      14,940
                                                           --------   ---------

                                                            332,926     268,687
                                                           --------   ---------
Costs and expenses:
  Cost of sales ........................................    202,691     201,395
  Selling, general and administrative ..................     49,193      47,049
  Interest .............................................     17,110      14,433
                                                           --------   ---------

                                                            268,994     262,877
                                                           --------   ---------

                                                             63,932       5,810
Equity in earnings (losses) of:
  Titanium Metals Corporation ("TIMET") ................        125     (11,840)
  Other ................................................        658         326
                                                           --------   ---------

    Income (loss) before income taxes ..................     64,715      (5,704)

Provision for income taxes (benefit) ...................     23,722      (1,197)

Minority interest in after-tax earnings (losses) .......      9,432        (796)
                                                           --------   ---------

    Net income (loss) ..................................   $ 31,561   $  (3,711)
                                                           ========   =========


Basic and diluted earnings (loss) per share ............   $    .27   $    (.03)
                                                           ========   =========

Cash dividends per share ...............................   $    .06   $     .06
                                                           ========   =========


Shares used in the calculation of per share amounts:
  Basic earnings per common share ......................    115,162     115,243
  Dilutive impact of outstanding stock options .........        842        --
                                                           --------   ---------

  Diluted earnings per share ...........................    116,004     115,243
                                                           ========   =========

                          VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)



                                                            2001          2002
                                                            ----          ----

Net income (loss) ...................................     $ 31,561      $(3,711)
                                                          --------      -------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment ..................          734        1,680

  Currency translation adjustment ...................      (16,910)      (2,615)

  Pension liabilities adjustment ....................         (332)      (2,213)
                                                          --------      -------

    Total other comprehensive income (loss), net ....      (16,508)      (3,148)
                                                          --------      -------

      Comprehensive income (loss) ...................     $ 15,053      $(6,859)
                                                          ========      =======

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)

                                                             2001         2002
                                                             ----         ----

Cash flows from operating activities:
  Net income (loss) ..................................    $ 31,561     $ (3,711)
  Depreciation, depletion and amortization ...........      18,673       14,856
  Legal settlements, net .............................     (10,307)        --
  Securities transaction gains, net ..................        --         (1,915)
  Proceeds from disposal of marketable
   securities (trading) ..............................        --          8,659
  Noncash interest expense ...........................       2,437          704
  Deferred income taxes ..............................       5,273         (402)
  Minority interest ..................................       9,432         (796)
  Other, net .........................................      (2,222)      (1,396)
  Equity in:
    TIMET ............................................        (125)      11,840
    Other ............................................        (658)        (326)
  Distributions from:
    Manufacturing joint venture ......................       1,500          900
    Other ............................................        --            361
                                                          --------     --------

                                                            55,564       28,774

  Change in assets and liabilities:
    Accounts and other receivables ...................     (20,201)     (13,994)
    Inventories ......................................      11,125       44,843
    Accounts payable and accrued liabilities .........     (19,983)     (37,477)
    Accounts with affiliates .........................       8,690         (845)
    Income taxes .....................................      (1,383)        (829)
    Other, net .......................................        (563)       2,826
                                                          --------     --------

        Net cash provided by operating activities ....      33,249       23,298
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (11,011)      (9,446)
  Purchases of:
    NL common stock ..................................        --         (3,271)
    CompX common stock ...............................      (2,442)        --
    Business unit ....................................        --         (9,149)
  Change in restricted cash equivalents, net .........         863         (185)
  Other, net .........................................         309          (63)
                                                          --------     --------

        Net cash used by investing activities ........     (12,281)     (22,114)
                                                          --------     --------

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   Three months ended March 31, 2001 and 2002

                                 (In thousands)

                                                             2001          2002
                                                             ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $   7,000    $    --
    Principal payments ...............................     (38,914)     (25,445)
  Loans from affiliate:
    Loans ............................................      27,500        3,924
    Repayments .......................................     (27,900)      (7,325)
  Valhi dividends paid ...............................      (6,953)      (6,958)
  Distributions to minority interest .................      (2,701)      (2,446)
  Other, net .........................................         634          195
                                                         ---------    ---------

      Net cash used by financing activities ..........     (41,334)     (38,055)
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (20,366)     (36,871)
  Currency translation ...............................      (1,624)         147
  Business unit acquired .............................        --            196
Cash and equivalents at beginning of period ..........     135,017      154,413
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 113,027    $ 117,885
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $   9,118    $   8,345
    Income taxes, net ................................      13,543        3,301

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $    --      $     196
    Restricted cash ..................................        --          2,685
    Goodwill and other intangible assets .............        --          9,007
    Other noncash assets .............................        --          1,259
    Liabilities ......................................        --         (3,998)
                                                         ---------    ---------

    Cash paid ........................................   $    --      $   9,149
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2002

                                 (In thousands)


                                       Additional         Accumulated other comprehensive income                Total
                               Common   paid-in    Retained  Marketable  Currency     Pension     Treasury   stockholders'
                                stock   capital    earnings  securities translation liabilities    stock        equity

Balance at December 31, 2001   $1,258   $44,982   $ 656,408    $86,654   $(79,404)   $(11,921)   $(75,649)   $ 622,328

Net loss ...................     --        --        (3,711)      --         --          --          --         (3,711)

Dividends ..................     --        --        (6,958)      --         --          --          --         (6,958)

Other comprehensive income
 (loss), net ...............     --        --          --        1,680     (2,615)     (2,213)       --         (3,148)

Other, net .................     --          55        --         --         --          --          --             55
                               ------   -------   ---------    -------   --------    --------    --------    ---------

Balance at March 31, 2002 ..   $1,258   $45,037   $ 645,739    $88,334   $(82,019)   $(14,134)   $(75,649)   $ 608,566
                               ======   =======   =========    =======   ========    ========    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002, and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2001 and 2002, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 2001 Annual Report.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. See
Note 14.

Note 2 - Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                   March 31, 2002

  Chemicals             NL Industries, Inc.                      62%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists                90%
  Titanium metals       Tremont Group, Inc.                      80%

     Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at March 31, 2002. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 21% of NL and 39% of Titanium Metals Corporation at March 31, 2002.

                                                            Three months ended
                                                                 March 31,
                                                            2001          2002
                                                            ----          ----
                                                               (In millions)

Net sales:
  Chemicals ........................................       $226.1        $202.4
  Component products ...............................         59.6          48.5
  Waste management .................................          3.1           2.8
                                                           ------        ------

    Total net sales ................................       $288.8        $253.7
                                                           ======        ======

Operating income:
  Chemicals ........................................       $ 45.4        $ 19.3
  Component products ...............................          7.0           2.1
  Waste management .................................         (3.2)         (2.0)
                                                           ------        ------

    Total operating income .........................         49.2          19.4

General corporate items:
  Legal settlements, net ...........................         30.7           1.9
  Interest and dividend income .....................         10.3           8.5
  Securities transactions, net .....................         --             1.9
  General expenses, net ............................         (9.2)        (11.5)
Interest expense ...................................        (17.1)        (14.4)
                                                           ------        ------
                                                             63.9           5.8
Equity in:
  TIMET ............................................           .1         (11.8)
  Other ............................................           .7            .3
                                                           ------        ------

    Income (loss) before income taxes ..............       $ 64.7        $ (5.7)
                                                           ======        ======


     During the first quarter of 2002, NL purchased shares of its common stock in market transactions for an aggregate of $3.3 million, increasing Valhi's ownership of NL to 62%. As previously reported in the 2001 Annual Report, in January 2002 NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. The pro forma impact assuming the acquisition of EWI had occurred as of January 1, 2001 is not material.

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                         December 31,    March 31,
                                                             2001          2002
                                                               (In thousands)

Current assets:
  Halliburton Company common stock
   (available-for-sale) ..............................     $  8,138     $ 10,605
  Halliburton Company common stock (trading) .........        6,744         --
  Restricted debt securities (available-for-sale) ....        3,583        8,663
                                                           --------     --------

                                                           $ 18,465     $ 19,268
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................       16,121       11,219
  Other common stocks ................................          428          729
                                                           --------     --------

                                                           $186,549     $181,948
                                                           ========     ========

     At March 31, 2002, Valhi held approximately 621,000 shares of Halliburton common stock (aggregate cost of $5 million) with a quoted market price of $17.07 per share, or an aggregate market value of $10.6 million. Valhi's LYONs debt obligations are exchangeable at any time, at the option of the LYON holder, for such shares of Halliburton common stock, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligations. Such
Halliburton shares are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. Such Halliburton shares are classified as a current asset at March 31, 2002 because the related LYONs obligations, which are redeemable at the option of the holders in October 2002, are classified as a current liability at such date. During the first quarter of 2002, the Company sold approximately 515,000 Halliburton shares classified as trading securities in market transactions for aggregate proceeds of $8.7 million. See Notes 9 and 10. See the 2001 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in the 2001 Annual Report, approximates their net carrying value at March 31, 2002. The aggregate cost of other noncurrent available-for-sale securities is nominal at March 31, 2002.

Note 4 - Accounts and other receivables:

                                                    December 31,       March 31,
                                                        2001             2002
                                                            (In thousands)

Accounts receivable ..........................       $ 166,126        $ 177,737
Notes receivable .............................           2,484            2,664
Accrued interest .............................              26               28
Allowance for doubtful accounts ..............          (6,326)          (6,764)
                                                     ---------        ---------

                                                     $ 162,310        $ 173,665
                                                     =========        =========

Note 5 -       Inventories:

                                                     December 31,        March 31,
                                                         2001              2002
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 79,162         $ 43,589
  Component products .........................            9,677            8,787
                                                       --------         --------
                                                         88,839           52,376
                                                       --------         --------
In process products:
  Chemicals ..................................            9,675            9,408
  Component products .........................           12,619           12,416
                                                       --------         --------
                                                         22,294           21,824
                                                       --------         --------
Finished products:
  Chemicals ..................................          117,976          109,486
  Component products .........................            8,494            7,849
                                                       --------         --------
                                                        126,470          117,335
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,130           25,557
                                                       --------         --------

                                                       $262,733         $217,092
                                                       ========         ========

Note 6 -       Accrued liabilities:

                                                      December 31,       March 31,
                                                         2001              2002
                                                        ------             ----
                                                              (In thousands)

Current:
  Employee benefits ..........................         $ 39,974         $ 36,342
  Environmental costs ........................           64,165           57,184
  Interest ...................................            5,162           10,357
  Deferred income ............................            9,479            6,797
  Other ......................................           47,708           45,554
                                                       --------         --------

                                                       $166,488         $156,234
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 19,182         $ 19,112
  Employee benefits ..........................            8,616            8,597
  Deferred income ............................            1,333              970
  Other ......................................            3,511            3,408
                                                       --------         --------

                                                       $ 32,642         $ 32,087
                                                       ========         ========

Note 7 - Other assets:

                                                      December 31,      March 31,
                                                          2001            2002
                                                         ------          ------
                                                             (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $138,428        $137,528
  TIMET ........................................          60,272          43,598
  Other ........................................          12,415          12,380
                                                        --------        --------

                                                        $211,115        $193,506
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          22,718          24,016
  Other ........................................           5,706           5,862
                                                        --------        --------
                                                         108,424         109,878

  Less current portion .........................           2,484           2,664
                                                        --------        --------

  Noncurrent portion ...........................        $105,940        $107,214
                                                        ========        ========

Other noncurrent assets:
  Restricted cash equivalents ..................        $  4,713        $ 10,648
  Waste disposal operating permits .............           2,527           2,333
  Refundable insurance deposits ................           1,609           1,716
  Deferred financing costs .....................           1,120             884
  Other ........................................          20,140          17,690
                                                        --------        --------

                                                        $ 30,109        $ 33,271
                                                        ========        ========


     At March 31, 2002, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $5.40 per share, or an aggregate of $66 million.

     At March 31, 2002, TIMET reported total assets of $647.0 million and stockholders' equity of $260.8 million. TIMET's total assets at March 31, 2002 include current assets of $291.7 million, property and equipment of $267.6 million and goodwill and other intangible assets of $53.4 million. TIMET's total liabilities at March 31, 2002 include current liabilities of $107.2 million, long-term debt of $21.5 million, accrued OPEB and pension costs of $38.5 million and convertible preferred securities of $201.2 million.

     During the first quarter of 2002, TIMET reported net sales of $104.4 million, an operating loss of $4.7 million and a net loss of $36.1 million (first quarter of 2001 - net sales of $124.0 million, an operating loss of $1.8 million and a net loss of $3.6 million).

Note 8 - Goodwill and other intangible assets:

        Goodwill.

                                                 Operating segment
                                                           Component
                                               Chemicals    products      Total
                                                        (In millions)

Balance at December 31, 2001 ..............      $307.2      $ 41.9      $349.1

Goodwill acquired during the period .......         7.6        --           7.6
Changes in foreign exchange rates .........        --           (.2)        (.2)
                                                 ------      ------      ------

Balance at March 31, 2002 .................      $314.8      $ 41.7      $356.5
                                                 ======      ======      ======

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 14), the goodwill related to the chemicals operating segment was assigned to the reporting unit (as that term is defined in SFAS No. 142) consisting of NL in total, and the goodwill related to the component products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic and slide products operations.

     Other intangible assets.

                                                         December 31,    March 31,
                                                             2001           2002
                                                            ------         ------
                                                                (In millions)

Patents:
  Cost .............................................          $3.4          $3.5
  Less accumulated amortization ....................           1.0           1.0
                                                              ----          ----

    Net ............................................           2.4           2.5
                                                              ----          ----

Customer list:
  Cost .............................................           --            2.6
  Less accumulated amortization ....................           --             .1
                                                              ----          ----

    Net ............................................           --            2.5
                                                              ----          ----

                                                              $2.4          $5.0
                                                              ====          ====

     The patent intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 2. The patent intangible asset was, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 11 years remaining at March 31, 2002), with no assumed residual value at the end of the life of the patents. The customer list intangible asset will be amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 6.75 years remaining at March 31, 2002), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $60,000 in the first three months of 2001 and approximately $153,000 in the first three months of 2002, and amortization expense of intangible assets is expected to be approximately $620,000 in each of calendar 2002 through 2006.


Note 9 -       Other income:

                                                           Three months ended
                                                               March 31,
                                                          2001            2002
                                                          ----            ----
                                                              (In thousands)

Securities earnings:
  Dividends and interest .......................         $10,340         $ 8,486
  Securities transactions, net .................            --             1,915
                                                         -------         -------

                                                          10,340          10,401

Legal settlement gains, net ....................          30,723           1,920
Noncompete agreement income ....................           1,000           1,000
Currency transactions, net .....................           1,176             308
Pension settlement gain ........................            --               677
Other, net .....................................             852             634
                                                         -------         -------

                                                         $44,091         $14,940
                                                         =======         =======

     The securities transaction gain in 2002 is discussed in Note 3. The litigation settlement gain in 2002 relates to NL's settlement with certain additional former insurance carriers from whom NL had been seeking reimbursement for legal defense expenditures and indemnity coverage claims. The pension settlement gain relates to a defined benefit plan previously sponsored by CompX in The Netherlands.

Note 10 - Notes payable and long-term debt:

                                                         December 31,   March 31,
                                                            2001          2002
                                                           ------        ------
                                                               (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements .........      $ 46,201      $ 46,382
                                                          ========      ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ......................      $250,000      $250,000
    LYONs ..........................................        25,472        26,051
    Bank credit facility ...........................        35,000        35,000
    Other ..........................................         2,880         2,880
                                                          --------      --------

                                                           313,352       313,931
                                                          --------      --------

  Subsidiaries:
    NL Senior Secured Notes ........................       194,000       169,000
    CompX bank credit facility .....................        49,000        49,000
    Valcor Senior Notes ............................         2,431         2,431
    Other ..........................................         3,404         3,008
                                                          --------      --------

                                                           248,835       223,439
                                                          --------      --------

                                                           562,187       537,370

  Less current maturities ..........................        64,972       114,525
                                                          --------      --------

                                                          $497,215      $422,845
                                                          ========      ========

     In March 2002, NL redeemed $25 million principal amount of its Senior Secured Notes at par.

Note 11 - Accounts with affiliates:

                                                        December 31,     March 31,
                                                            2001           2002
                                                           ------         -----
                                                              (In thousands)

Current receivables from affiliates:
  TIMET ............................................       $   677       $    46
  Other ............................................           167           151
                                                           -------       -------

                                                           $   844       $   197
                                                           =======       =======

Noncurrent receivable from affiliate -
 loan to Contran family trust ......................       $20,000       $20,000
                                                           =======       =======

Payables to affiliates:
  Valhi demand loan from Contran ...................       $24,574       $21,173
  Income taxes payable to Contran ..................         6,410         3,253
  Louisiana Pigment Company ........................         6,362         7,669
  Contran - trade items ............................           501           628
  TIMET ............................................           286             1
  Other, net .......................................            15           153
                                                           -------       -------

                                                           $38,148       $32,877
                                                           =======       =======

Note 12 - Provision for income taxes:

                                                                Three months ended
                                                                    March 31,
                                                               2001          2002
                                                               ----          ----
                                                                 (In millions)

Expected tax expense (benefit) ..........................      $22.7       $(2.0)
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ..........        1.0         (.6)
Non-U.S. tax rates ......................................       (1.8)        (.2)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ...............................        (.7)        1.3
No tax benefit for goodwill amortization ................        1.4        --
U.S. state income taxes, net ............................         .4          .1
Other, net ..............................................         .7          .2
                                                               -----       -----

                                                               $23.7       $(1.2)
                                                               =====       =====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Net income (loss) .....................................      $23.7       $(1.2)
  Other comprehensive income:
    Marketable securities ...............................       --            .7
    Currency translation ................................       (2.1)        (.2)
    Pension liabilities .................................        (.2)       (1.5)
                                                               -----       -----

                                                               $21.4       $(2.2)
                                                               =====       =====

Note 13 - Minority interest:

                                                   December 31,          March 31,
                                                       2001               2002
                                                      ------             ------
                                                            (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 68,566           $ 65,290
Tremont Corporation ......................             32,610             29,220
CompX International ......................             44,767             44,530
Subsidiaries of NL .......................              7,208              7,388
                                                     --------           --------

                                                     $153,151           $146,428
                                                     ========           ========

                                                          Three months ended
                                                              March 31,
                                                       2001               2002
                                                       ----               ----
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries ............................           $ 6,698            $ 1,113
Tremont Corporation ......................               978             (2,510)
CompX International ......................             1,170                417
Subsidiaries of NL .......................               586                184
                                                     -------            -------

                                                     $ 9,432            $  (796)
                                                     =======            =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at March 31, 2002.

Note 14 - Accounting principles newly adopted in 2002:

     Goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill, including goodwill arising from the difference between the cost of an investment accounted for by the equity method and the amount of the underlying equity in net assets of such equity method investee ("equity method goodwill"), is no longer amortized on a periodic basis. Goodwill (other than equity method goodwill) is subject to an impairment test to be performed at least on an annual basis, and impairment reviews may result in future periodic write-downs charged to earnings. Equity method goodwill is not tested for impairment in accordance with SFAS No. 142; rather, the overall carrying amount of an equity method investee will continue to be reviewed for impairment in accordance with existing GAAP. There is currently no equity method goodwill associated with any of the Company's equity method investees. Under the transition provisions of SFAS No. 142, all goodwill existing as of June 30, 2001 ceased to be periodically amortized as of January 1, 2002, and all goodwill arising in a purchase business combination (including step acquisitions) completed on or after July 1, 2001 was not periodically amortized from the date of such combination.

     As discussed in Note 8, the Company has assigned its goodwill to three reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of NL in total. Goodwill attributable to the component products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic products and slide products operations. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting units, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the NL reporting unit, the Company will consider quoted market prices for NL common stock. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the two CompX reporting units.

     The Company has completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist. In accordance with the requirements of SFAS No. 142, the Company will review the goodwill of its three reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

     As shown in the following table, the Company would have reported net income of $35.5 million, or $.31 per diluted share, in the first quarter of 2001 if the goodwill amortization included in the Company's reported net income had not been recognized.

                                                              Three months ended
                                                                   March 31,
                                                               2001        2002
                                                               ----        ----
                                                              (In millions, except
                                                               per share amounts)

Net income (loss) as reported ...........................     $ 31.6      $ (3.7)
Adjustments:
  Goodwill amortization .................................        4.2        --
  Minority interest in goodwill amortization ............        (.3)       --
                                                              ------      ------

    Adjusted net income (loss) ..........................     $ 35.5      $ (3.7)
                                                              ======      ======

Diluted net income (loss) per share as reported .........     $  .27      $ (.03)
Adjustments:
  Goodwill amortization .................................        .04        --
  Minority interest in goodwill amortization ............       --          --
                                                              ------      ------

    Adjusted diluted net income (loss) per share ........     $  .31      $ (.03)
                                                              ======      ======

     Impairment  of  long-lived  assets.  The  Company  adopted  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

Note 15 - Accounting principle not yet adopted:

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

     The Company will adopt SFAS No. 145 no later than January 1, 2003. SFAS No. 145, among other things, eliminates the requirement that all gains and losses from the early extinguishment of debt are to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt will be classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item will have to be reassesed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30. Any such gain or loss that would not have met the APBO No. 30 criteria will be retroactively reclassified and reported as a component of income from continuing operations. The Company is still studying SFAS No. 145 to determine if the Company's previously-recognized gains and losses from the early extinguishment of debt would have met the APBO No. 30 criteria for classification as an extraordinary item, and the effect, if any, of adopting SFAS No. 145 on the Company's previously-reported results of operations has not yet been determined.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported a net loss of $3.7 million, or $.03 per diluted share, in the first quarter of 2002 compared to net income of $31.6 million, or $.27 per diluted share, in the first quarter of 2001. Excluding the effects of the items discussed below, the Company would have reported a net loss of $.5 million in the first quarter of 2002 compared to net income of $17.1 million in the first quarter of 2001.

     The Company's equity in losses of TIMET in the first quarter of 2002 includes losses of $10.6 million ($5.4 million net of income taxes and minority interest), related to the Company's pro-rata share of TIMET's $27.5 million impairment charge for an other than temporary decline in value of certain preferred securities held by TIMET. Litigation settlement gains in the first quarter of 2002 of $1.9 million ($1.0 million, net of income taxes and minority interest) relate to legal settlements with certain of NL's former insurance carriers, and securities transactions gains in the first quarter of 2002 of $1.9 million ($1.2 million net of income taxes) relate to the disposal of certain shares of Halliburton Company common stock held by the Company and classified as trading securities. The Company's results in the first quarter of 2001 include previously-reported pre-tax legal settlement gains aggregating $30.7 million ($18.4 million net of income taxes and minority interest).

     As discussed in Note 14 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $35.5 million in the first quarter of 2001, or about $3.9 million higher, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $3.9 million, approximately $3.6 million and $600,000 relates to amortization of goodwill attributable to the Company's chemicals and component products operating segments, respectively, and approximately $300,000 relates to minority interest associated with the goodwill amortization recognized by certain of the Company's less-than-wholly-owned subsidiaries.

     Total operating income in the first quarter of 2002 was lower as compared to the first quarter of 2001 due primarily to lower chemicals earnings at NL and lower component products earnings at CompX.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance hereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions (such as descriptions that could erupt related to the June 2002 expiration of TIMET's labor agreement at its Ohio facility), general global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions,
competitive   technology   positions,   the   introduction  of  trade  barriers,
fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the Euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), recoveries from insurance claims and the timing thereof (such as NL's insurance claims with respect to the fire it suffered at one of its German TiO2 production facilities), potential difficulties in integrating completed acquisitions, the ability of the Company to renew or refinance credit facilities, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

     Selling prices for titanium dioxide pigments ("TiO2"), NL's principal product, were generally decreasing during all of 2001 and the first quarter of 2002. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                               Three months ended
                                                     March 31,
                                              -----           -----          %
                                              2001            2002        Change
                                              ----            ----        ------
                                                         (In millions)

Net sales ...........................         $226.1         $202.4           -10%
Operating income ....................           45.4           19.3           -58%

     Chemicals sales and operating income declined in the first quarter of 2002 compared to the first quarter of 2001 due primarily to lower average selling prices for titanium dioxide pigments ("TiO2"), offset in part by higher TiO2 sales volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in the first quarter of 2002 were 15% lower than the first quarter of 2001. NL's TiO2 sales volumes in the first quarter of 2002 were a record and were 9% higher than the first quarter of 2001, with higher volumes in North American and European markets offset by lower volumes in export markets. NL's TiO2 production volumes in the first quarter of 2002 were 2% lower than the first quarter of 2001, with operating rates at 96% of capacity in 2002 compared to near full capacity in 2001.

     NL expects TiO2 industry demand in 2002 will continue to improve over 2001 levels, because it expects worldwide economic conditions will improve and customer inventory levels will increase. NL's TiO2 production volumes in 2002 are expected to approximate its 2002 TiO2 sales volumes. In January 2002, NL announced certain price increases in all major markets, scheduled to be implemented during the second quarter of 2002. NL is hopeful that it will realize a portion of the announced price increases, but the extent to which NL can realize these and possibly other price increases during 2002 will depend on improving market conditions and global economic recovery. However, because TiO2 prices were generally declining during all of 2001, NL believes that its average TiO2 selling prices in 2002 will be significantly below its average 2001 prices, even if price increases are realized. NL expects its TiO2 sales and productions volumes in 2002 will be higher as compared to 2001, in part due to the effects in 2001 of the previously-reported fire at its Leverkusen, Germany facility. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the first quarter of 2002 decreased 18% compared to the first quarter of 2001. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, decreased TiO2 sales in the first quarter of 2002 by a net $6.0 million compared to the same period in 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during 2002 as compared to 2001. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in the first quarter of 2002 as compared to the first quarter of 2001.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $6.5 million in the first quarter of 2001 and approximately $2.9 million in the first quarter of 2002 as compared to amounts separately reported by NL. The decline from 2001 to 2002 in such additional non-cash expenses relates primarily to ceasing to periodically amortize goodwill beginning in 2002 (the 2001 amount included $3.6 million related to goodwill amortization). See Note 14 to the Consolidated Financial Statements.

Component Products

                                               Three months ended
                                                     March 31,
                                             -----           ------          %
                                              2001            2002        Change
                                              ----            ----        ------
                                                  (In millions)

Net sales ..........................          $59.6          $48.5           -18%
Operating income ...................            7.0            2.1           -70%

     Component products sales and operating income decreased in the first quarter of 2002 compared to the first quarter of 2001 as the manufacturing recession continued to negatively impact CompX's operating results. The decline in sales was spread across all three of CompX's major product lines, as sales of its ergonomic products, slide products and security products declined by 23%, 27% and 11%, respectively, in the first quarter of 2002 compared to the same period in 2001. Operating income comparisons were favorably impacted by ceasing to periodically amortize goodwill, which amounted to approximately $600,000 in the first quarter of 2001 (none in 2002), as well as the impact of certain cost reductions that were implemented. See Note 14 to the Consolidated Financial Statements.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Excluding the effect of currency, component products sales decreased 17% in the first quarter of 2002 as compared to the same period in 2001, and operating income decreased 67%.

     CompX expects the weak economic conditions experienced in 2001 will continue to negatively impact its results of operations in 2002. A significant portion of CompX's business is derived from the office furniture industry, which has historically tended to lag behind the rest of the economy in periods of economic recovery. Ceasing to periodically amortize goodwill, however, will favorably impact component products operating income in 2002 compared to 2001 by an aggregate of approximately $2.5 million.

Waste Management

                                                            Three months ended
                                                                March 31,
                                                         2001              2002
                                                         ----              ----
                                                             (In millions)

Net sales ..................................             $3.1              $2.8
Operating loss .............................             (3.2)             (2.0)

     Waste Control Specialists' sales decreased in the first quarter of 2002 compared to the first quarter of 2001 due primarily to the effect of weak demand for its waste management services. Waste management's operating losses declined somewhat in the first quarter of 2002 compared to the first quarter of 2001 as the effect of implementing certain cost controls in 2002 more than offset the effects of a 12% decline in sales.

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

TIMET

                                                              Three months ended
                                                                  March 31,
                                                              2001         2002
                                                              ----         ----
                                                                (In millions)

TIMET historical:
  Net sales ............................................     $124.0      $104.4

  Operating loss .......................................     $ (1.8)     $ (4.7)
  Impairment of convertible preferred securities .......       --         (27.5)
  Other general corporate, net .........................        1.7         (.6)
  Interest expense .....................................       (1.5)        (.8)
                                                             ------      ------

                                                               (1.6)      (33.6)

  Income tax benefit ...................................         .6         1.5
  Minority interest ....................................       (2.6)       (4.0)
                                                             ------      ------

    Net loss ...........................................     $ (3.6)     $(36.1)
                                                             ======      ======

Equity in earnings (losses) of TIMET ...................     $   .1      $(11.8)
                                                             ======      ======

     Tremont accounts for its interest in TIMET by the equity method. Tremont's equity in earnings (losses) of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by Tremont.

     TIMET reported lower sales, and a higher operating loss, in the first quarter of 2002 compared to the first quarter of 2001. During the first quarter of 2002, TIMET's mill products sales volumes decreased 16% compared to the first quarter of 2001, and its sales volumes of melted products decreased 37% during the same period. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, TIMET's average selling prices for mill products in the first quarter of 2002 were 7% higher compared to the first quarter of 2001, while selling prices for its melted products increased 8%. TIMET's operating income comparisons were favorably impacted by TIMET ceasing to periodically amortize goodwill recognized on its separate-company books, which amounted to approximately $1.2 million in the first quarter of 2001 (none in 2002).

     TIMET's results in the first quarter of 2002 also includes a $27.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). In addition, TIMET's effective income tax rate in the first quarter of 2002 varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. losses under the "more-likely-than-not" recognition criteria.

     As previously reported, in March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET accrued $3.3 million (charged to expense during 2001) for its best estimate of the most likely amount of loss it will incur. However, it may not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known.

     The economic slowdown that began in 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET continues to expect that aggregate industry mill product shipments will decrease in 2002 by approximately 16% to about 43,000 metric tons and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET expects its sales in 2002 will decline to approximately $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Mill product sales volumes are expected to decline approximately 20% relative to 2001 to just under 10,000 metric tons, and melted product sales volumes are expected to decline by 35% to under 3,000 metric tons. The sales volumes decline in 2002 is principally driven by an anticipated reduction in TIMET's commercial aerospace sales volumes of about 30% compared to 2001, partly offset by sales volume growth to other markets. Market selling prices on new orders for titanium products are expected to soften throughout 2002. However, about one-half of TIMET's commercial aerospace volumes are under long-term agreements that provide TIMET with price stability on that portion of its business.

     TIMET expects its effective income tax rate in 2002 will vary significantly from the U.S. statutory rate as TIMET does not currently expect that recognition of an income tax benefit associated with its U.S. losses will be appropriate under the "more-likely-than-not" recognition criteria.

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing will advance TIMET $28.5 million annually from 2002 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET presently intends to recognize as income any forfeitable portion of the advance when it becomes virtually assured that Boeing's annual orders for delivery will be less than 7.5 million pounds. This will generally result in any take-or-pay forfeiture being recognized in TIMET's operating income in the last half of each year. TIMET currently anticipates that Boeing will purchase about 3 million pounds of product in 2002. At this projected order level for 2002, TIMET expects to recognize about $17 million of income in the last half of the year under the Boeing contract's take-or-pay provisions. Those earnings, recognized as other income and included in TIMET's operating income, will distort TIMET's operating income percentages as there will be no corresponding amount reported in TIMET's sales.

     For the second quarter of 2002, TIMET expects sales revenue to range between $85 million and $95 million. Mill product sales volumes are expected to be about 2,300 metric tons with melted product shipments of about 600 metric tons. Interest expense should be less than $1 million while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss in the second quarter of 2002 of between $10 million and $12 million, and a net loss before special items of between $15 million and $17 million.

     In terms of quarterly trends during the year, TIMET continues to expect its results in the last half of 2002 to be improved compared to the first half. That improvement reflects the fact that the estimated $17 million expected to be earned under the take or pay provision of the Boeing contract will be reflected in the last half of the year. However, depending on Boeing's quarterly purchases, it is possible that some amount of income under the take or pay provisions of the Boeing contract could be earned and recognized in the second quarter of 2002.

     TIMET's agreement with its labor union at its Ohio plant expires at the end of June 2002. TIMET does not presently anticipate any work stoppage or other labor disruption at any facility, and its outlook for 2002 does not contemplate any such event. However, should TIMET's efforts to negotiate a mutually satisfactory agreement be unsuccessful, any work stoppage or other labor disruption at any facility could materially and adversely affect TIMET's business, results of operations, financial position and liquidity. TIMET expects to undertake certain actions as part of its contingency planning for the possibility of a labor disruption. These actions could include the production of certain inventory earlier than normally scheduled and the incurrence of certain costs, which could have an impact on operating results and working capital. TIMET's anticipated results included herein do not incorporate the effects of any such actions.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in the first quarter of 2002 compared to the first quarter of 2001 as a slightly higher level of distributions from The Amalgamated Sugar Company LLC in 2002 was more than offset by a lower average interest rate on funds available for investment. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2002 compared to the same periods in 2001 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Legal settlement gains. The $1.9 million legal settlement gains in the first quarter of 2002 relates to NL's settlement with certain former insurance carriers. See Note 9 to the Consolidated Financial Statements. This settlement, similar to certain previously-reported NL legal settlements recognized during 2000 and 2001, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

     Securities transactions. Securities transactions gains in the first quarter of 2002 relate to the disposal of certain shares of Halliburton Company common stock held by the Company that were classified as trading securities. See Notes 3 and 9 to the Consolidated Financial Statements. The remaining Halliburton shares held by the Company are held in escrow for the benefit of the holders of the Company's LYONs debt obligation, which are exchangeable at any time, at the option of the holder, for such Halliburton shares. Any exchanges of the LYONs in 2002 or thereafter would result in a securities transaction gain for financial reporting purposes.

     General corporate expenses. Net general corporate expenses in the first quarter of 2002 were higher compared to the first quarter of 2001 due primarily to higher legal and environmental remediation expenses of NL. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in the first quarter of 2003 ($4 million recognized in each of 1999, 2000 and 2001). See Note 9 to the Consolidated Financial Statements. Net general corporate expenses in the remainder of 2002 are currently expected to continue to be somewhat higher compared to the same periods in 2001.

     Interest expense. Interest expense declined in the first quarter of 2002 compared to the first quarter of 2001 due primarily to lower average levels of indebtedness as well as lower average U.S. variable interest rates. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is currently expected to continue to be somewhat lower compared to the same periods in 2001 due to lower anticipated interest rates on variable-rate borrowings in the U.S. and a lower average level of outstanding debt (including Valhi's LYONs).

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 12 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate.

     During the first quarter of 2002, NL reduced its deferred income tax asset valuation allowance by approximately $100,000, primarily as a result of utilization of certain income tax attributes for which the benefit had also not previously been recognized. During the first quarter of 2002, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $1.3 million due primarily because Tremont concluded certain tax attributes do not currently meet the "more-likely-than-not" recognition criteria.

     As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 resulted in a reduction in the Company's overall effective income tax rate as compared to 2001.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first quarter of 2001 and 2002.

     Accounting principle not yet adopted. See Note 15 to the Consolidated Financial Statements.

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

     Certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation, depletion and amortization expense, non-cash interest expense, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. In addition, substantially all of the proceeds resulting from NL's legal settlements in 2001 are shown as restricted cash, and therefore such settlements had no impact on cash flows from operating activities.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of available-for-sale marketable securities and long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

     Investing and financing activities. Approximately 58% of the Company's consolidated capital expenditures in the first quarter of 2002 relate to NL, 39% relate to CompX and substantially all of the remainder relates to Waste Control Specialists. Approximately $1.2 million of NL's capital expenditures relates to completing the reconstruction of NL's Leverkusen, Germany TiO2 production facility that was damaged by fire during 2001. During the first quarter of 2002, NL purchased $3.3 million shares of its common stock in market transactions, and NL purchased the EWI insurance brokerage services operations for $9 million. See
Note 2 to the Consolidated Financial Statements.

     During the first quarter of 2002, (i) Valhi repaid a net $3.4 million of its short-term demand loans from Contran and (ii) NL redeemed $25 million principal amount of its Senior Secured Notes at par value.

     At March 31, 2002, unused credit available under existing credit facilities approximated $95.4 million, which was comprised of $51 million available to CompX under its revolving credit facility, $8 million available to NL under non-U.S. credit facilities and $36.4 million available to Valhi under its revolving bank credit facility. Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - NL Industries

     At March 31, 2002, NL had cash, cash equivalents and marketable debt and other securities of $157 million, including restricted balances of $81 million, and NL had $8 million available for borrowing under its non-U.S. credit facilities.

     NL's board of directors has authorized NL to purchase up to 4.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through March 31, 2002, NL had purchased 3.5 million of its shares pursuant to such authorizations for an aggregate of $56.9 million, including 228,000 shares purchased during the first quarter of 2002 for an aggregate of $3.3 million.

     In March 2002, NL redeemed $25 million principal amount of its Senior Secured Notes at par value. NL may redeem more of its Senior Secured Notes in 2002, although there can be no assurance that any such additional redemption will be called.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL's 1998 U.S. federal income tax return is currently being examined by the U.S. tax authorities. NL has granted an extension of the statute of limitations for assessments until September 30, 2003. NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately 10.4 million euro ($9 million at March 31, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($104 million at March 31, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $155 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or refinancing or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt. In this regard, the indentures governing NL's publicly-traded debt contain provisions which limit the ability of NL and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.

Component products - CompX International

     CompX expects to renew its existing revolving bank credit facility prior to its expiration in February 2003. There can be no assurance however, that such renewal will occur, or that CompX will be able to obtain comparable terms under the new credit facility.

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

Waste management - Waste Control Specialists

     At March 31, 2002, Waste Control Specialists' indebtedness consists principally of (i) a $4.6 million term loan due in installments through November 2004 and (ii) $14.8 million of other borrowings under a $15 million revolving credit facility that matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements. Waste Control Specialists may borrow additional amounts during the remainder of 2002 under its $15 million revolving credit facility.

TIMET


     At March 31, 2002, TIMET had net debt of approximately $8.6 million ($14.5 million of debt and $5.9 million of cash and equivalents). At March 31, 2002, TIMET had over $150 million available for borrowing under its worldwide credit facilities. TIMET's U.S. credit facility, a $125 million asset-based revolving credit agreement, expires in February 2003. TIMET is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms. The U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions.

     On March 27, 2002, SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge to general corporate expense for an other than temporary decline in the fair vale of its investment in SMC, reducing TIMET's carrying amount of its investment in SMC to zero.

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

Tremont Corporation

     Tremont is primarily a holding company which, at March 31, 2002, owned approximately 39% of TIMET and 21% of NL. At March 31, 2002, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $66 million and $170 million, respectively.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS, NL's majority-owned environmental management subsidiary. Such intercompany loan between EMS and Tremont ($12.4 million outstanding at March 31, 2002), collateralized by 10.2 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements. Tremont has indicated that it may seek to amend the terms of such credit facility during 2002 to, among other things, increase the amount of borrowings available to Tremont under the facility and extend the maturity date. However, there is no assurance that Tremont and EMS will agree to any such amendment.

     Tremont has reached an agreement in principle with the U.S. Internal Revenue Service ("IRS") pursuant to which the IRS's previously-reported $8.3 million assessment related to Tremont's 1998 federal income tax return would be settled. The settlement, which is subject to formal approval by the IRS, would result in no additional cash income tax payment by Tremont but would result in a reduction of the amount of Tremont's U.S. net operating loss carryforwards that arose in periods prior to the time when Tremont became a member of the same U.S. federal income tax group of which Valhi is a member.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at March 31, 2002, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at March 31, 2002, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX's quarterly dividend is currently $.125 per share. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at March 31, 2002, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets.

     At March 31, 2002, Valhi had $7.3 million of parent level cash and cash equivalents, had $35 million of outstanding borrowings under its revolving bank credit agreement and had $21.2 million of short-term demand loans payable to Contran. In addition, Valhi had $36.4 million of borrowing availability under its bank credit facility. During the first quarter of 2002, Valhi sold in market transactions 515,000 shares of Halliburton common stock that had been classified as trading securities for an aggregate of $8.7 million, and used a majority of the proceeds to reduce its outstanding borrowings from Contran. In January and February 2002, the size of Valhi's bank credit facility was increased by an aggregate of $17.5 million to $72.5 million.

     Valhi's LYONs do not require current cash debt service. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at March 31, 2002, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $9 million.

     At March 31, 2002, the LYONs had an accreted value equivalent to approximately $41.95 per Halliburton share, and the market price of the Halliburton common stock was $17.07 per share. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity, or an aggregate of $27.4 million. Such October 2002 redemption price is equivalent to about $44 per Halliburton share. If the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 per share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder.

     During calendar 2001, holders representing $92.2 million principal amount at maturity exchanged their LYONs debt obligation for shares of Halliburton common stock. Also during calendar 2001, $50.4 million principal amount at maturity of LYONs were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates. Valhi may consider additional partial redemptions or a full redemption of the remaining notes based on future market conditions and other considerations. There can be no assurance, however, that Valhi will pursue an additional partial redemption or a full redemption of the notes.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At March 31, 2002, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $24.0 million. Such accrued and unpaid interest is classified as a noncurrent asset at March 31, 2002. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC). Following the repayment of Snake River's third-party senior debt in April 2009, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($14.5 million in 2002) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the 2001 Annual Report for descriptions of certain legal proceedings.

     Cofield, et. al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004491). The time for plaintiffs to timely file an appeal of the previously-reported dismissal of this case has expired, with no notice of appeal having been received by NL.

     Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2002, the trial court dismissed all claims in this previously-reported case. Plaintiffs have appealed.

     Gaines, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). Upon motion to reconsider, the case has been remanded to state court and local paint retailers reinstated as defendants in this previously-reported case.

     In re: Lead Paint Litigation, Superior Court of New Jersey, Middlesex County, Case Code 702. One additional municipality has filed suit in this previously-reported case.

     Rainer, et al. v. E.I. du Pont de Nemours, et al., No. 5:00CV-223-M; Rainer, et al. v. Bill Richardson, et al., No. 5:00CV-220-M; Shaffer, et al. v. Atomic Energy Commission, et al., No. 5:00CV-307-M. In March 2002, the court approved the previously-reported settlement in these cases and dismissed the claims against NL and NLO, Inc. ("NLO"), and the Department of Energy has agreed to pay the settlement amount. In the previously-reported case of Dew, et al. v. Bill Richardson, et al. ("Dew"), No. 5:00CV-221-M, NL's and NLO's motions to dismiss plaintiffs' claims were granted in part and denied in part. Pretrial proceedings and discovery continue in the Dew case.

     Liberty Independent School District, et al. v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). In May 2002, NL was served with an amended complaint in this previously-reported case. The amended complaint adds Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drops the Lead Industries Association as a defendant.

Item 4. Submission of Matters to a Vote of Security Holders.

     Valhi's 2002 Annual Meeting of Stockholders was held on May 13, 2002. Thomas E. Barry, Norman S. Edelcup, Edward J. Hardin, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from over 97% of the 114.7 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2002.

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



Date   May 14, 2002                By /s/ Bobby D. O'Brien
     ----------------                 ------------------------------
                                      Bobby D. O'Brien
                                      (Vice President and Treasurer,
                                      Principal Financial Officer)



Date   May 14, 2002                By /s/ Gregory M. Swalwell
     ---------------                  ------------------------------
                                      Gregory M. Swalwell
                                      (Vice President and Controller,
                                      Principal Accounting Officer)