Form 10-Q
period 2002-06-30
VALHI INC /DE/
filed 2002-08-14
CIK 59255

3SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2002           Commission file number 1-5467
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



Number of shares of common stock outstanding on July 31, 2002: 115,118,917

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page
                                                                    number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2001 and June 30, 2002                 3

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2001 and 2002                              5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2001 and 2002             6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2001 and 2002             7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2002                      9

                 Notes to Consolidated Financial Statements           10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                23

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                   43

  Item 6.        Exhibits and Reports on Form 8-K.                    44

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                 December 31,       June 30,
                                                         2001             2002
                                                         ----             ----

Current assets:
  Cash and cash equivalents ....................      $  154,413      $  195,470
  Restricted cash equivalents ..................          63,257          54,405
  Marketable securities ........................          18,465          17,022
  Accounts and other receivables ...............         162,310         191,236
  Refundable income taxes ......................           3,564           7,194
  Receivable from affiliates ...................             844           4,443
  Inventories ..................................         262,733         209,698
  Prepaid expenses .............................          11,252           7,900
  Deferred income taxes ........................          12,999          12,431
                                                      ----------      ----------

      Total current assets .....................         689,837         699,799
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         186,549         181,525
  Investment in affiliates .....................         211,115         192,829
  Receivable from affiliate ....................          20,000          20,000
  Loans and other receivables ..................         105,940         108,663
  Mining properties ............................          12,410          13,705
  Prepaid pension costs ........................          18,411          22,266
  Unrecognized net pension obligations .........           5,901           5,901
  Goodwill .....................................         349,058         358,079
  Other intangible assets ......................           2,440           4,813
  Deferred income taxes ........................           3,818           3,829
  Other ........................................          30,109          39,854
                                                      ----------      ----------

      Total other assets .......................         945,751         951,464
                                                      ----------      ----------

Property and equipment:
  Land .........................................          28,721          30,682
  Buildings ....................................         163,995         177,373
  Equipment ....................................         569,001         635,221
  Construction in progress .....................           9,992          18,787
                                                      ----------      ----------
                                                         771,709         862,063
  Less accumulated depreciation ................         253,450         304,998
                                                      ----------      ----------

      Net property and equipment ...............         518,259         557,065
                                                      ----------      ----------

                                                      $2,153,847      $2,208,328
                                                      ==========      ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY           December 31,          June 30,
                                                      2001               2002
                                                      ----               ----

Current liabilities:
  Notes payable ..............................     $    46,201      $      --
  Current maturities of long-term debt .......          64,972           96,251
  Accounts payable ...........................         114,474           71,980
  Accrued liabilities ........................         166,488          153,972
  Payable to affiliates ......................          38,148           31,979
  Income taxes ...............................           9,578            9,034
  Deferred income taxes ......................           1,821            1,976
                                                   -----------      -----------

      Total current liabilities ..............         441,682          365,192
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         497,215          576,408
  Accrued OPEB costs .........................          50,146           48,490
  Accrued pension costs ......................          33,823           33,132
  Accrued environmental costs ................          54,392           55,545
  Deferred income taxes ......................         268,468          288,339
  Other ......................................          32,642           31,544
                                                   -----------      -----------

      Total noncurrent liabilities ...........         936,686        1,033,458
                                                   -----------      -----------

Minority interest ............................         153,151          158,445
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,258            1,260
  Additional paid-in capital .................          44,982           46,822
  Retained earnings ..........................         656,408          645,154
  Accumulated other comprehensive income:
    Marketable securities ....................          86,654           88,535
    Currency translation .....................         (79,404)         (40,755)
    Pension liabilities ......................         (11,921)         (14,134)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      -----------

      Total stockholders' equity .............         622,328          651,233
                                                   -----------      -----------

                                                   $ 2,153,847      $ 2,208,328
                                                   ===========      ===========



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                        Three months ended          Six months ended
                                                              June 30,                  June 30,
                                                       ---------------------      -------------------
                                                         2001          2002        2001        2002
                                                         ----          ----        ----        ----

Revenues and other income:
  Net sales ........................................   $ 276,270    $ 279,051    $565,105   $ 532,798
  Other, net .......................................      63,640       16,793     107,731      31,733
                                                       ---------    ---------    --------   ---------

                                                         339,910      295,844     672,836     564,531
                                                       ---------    ---------    --------   ---------
Costs and expenses:
  Cost of sales ....................................     200,010      222,651     402,701     424,046
  Selling, general and administrative ..............      48,757       43,666      97,950      90,715
  Interest .........................................      15,666       15,930      32,776      30,363
                                                       ---------    ---------    --------   ---------

                                                         264,433      282,247     533,427     545,124
                                                       ---------    ---------    --------   ---------

                                                          75,477       13,597     139,409      19,407
Equity in earnings (losses) of:
  Titanium Metals Corporation ("TIMET") ............      12,877       (2,717)     13,002     (14,557)
  Other ............................................        (136)         (14)        522         312
                                                       ---------    ---------    --------   ---------

    Income before income taxes .....................      88,218       10,866     152,933       5,162

Provision for income taxes .........................      31,953        1,591      55,675         394

Minority interest in after-tax earnings ............       8,597        2,903      18,029       2,107
                                                       ---------    ---------    --------   ---------

    Net income .....................................   $  47,668    $   6,372    $ 79,229   $   2,661
                                                       =========    =========    ========   =========

Earnings per share:
  Basic ............................................   $     .41    $     .05    $    .69   $     .02
                                                       =========    =========    ========   =========

  Diluted ..........................................   $     .41    $     .05    $    .68   $     .02
                                                       =========    =========    ========   =========


Cash dividends per share ...........................   $     .06    $     .06    $    .12   $     .12
                                                       =========    =========    ========   =========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................     115,169      115,257     115,166     115,250
  Dilutive impact of outstanding
   stock options ...................................         931          357         886         517
                                                       ---------    ---------    --------   ---------

  Diluted earnings per share .......................     116,100      115,614     116,052     115,767
                                                       =========    =========    ========   =========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2001 and 2002

                                 (In thousands)



                                                            2001          2002
                                                            ----          ----

Net income ...........................................    $ 79,229     $  2,661
                                                          --------     --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains arising during the period .......       2,053        1,881
    Less reclassification for gains included in
     net income ......................................     (33,190)        --
                                                          --------     --------

                                                           (31,137)       1,881

  Currency translation adjustment ....................     (22,507)      38,649

  Pension liabilities adjustment .....................        (332)      (2,213)
                                                          --------     --------

    Total other comprehensive income (loss), net .....     (53,976)      38,317
                                                          --------     --------

      Comprehensive income ...........................    $ 25,253     $ 40,978
                                                          ========     ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2002

                                 (In thousands)

                                                            2001           2002
                                                            ----           ----

Cash flows from operating activities:
  Net income .........................................    $ 79,229     $  2,661
  Depreciation, depletion and amortization ...........      37,132       29,936
  Legal settlements, net .............................     (10,307)        --
  Securities transaction gains, net ..................     (50,803)      (1,915)
  Proceeds from disposal of marketable
   securities (trading) ..............................        --          8,659
  Noncash interest expense ...........................       4,179        2,031
  Deferred income taxes ..............................      10,147        4,753
  Minority interest ..................................      18,029        2,107
  Other, net .........................................      (3,634)      (7,388)
  Equity in:
    TIMET ............................................     (13,002)      14,557
    Other ............................................        (522)        (312)
  Distributions from:
    Manufacturing joint venture ......................       4,950        2,250
    Other ............................................       1,300          361
                                                          --------     --------

                                                            76,698       57,700

  Change in assets and liabilities:
    Accounts and other receivables ...................     (23,797)     (17,993)
    Inventories ......................................      20,994       69,096
    Accounts payable and accrued liabilities .........     (22,453)     (60,190)
    Accounts with affiliates .........................      15,662       (6,366)
    Income taxes .....................................       4,347       (3,270)
    Other, net .......................................      (2,400)       4,749
                                                          --------     --------

        Net cash provided by operating activities ....      69,051       43,726
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures ...............................     (27,150)     (19,973)
  Purchases of:
    Business unit ....................................        --         (9,149)
    NL common stock ..................................      (2,718)      (3,272)
    CompX common stock ...............................      (2,650)        --
    Tremont common stock .............................        (198)        --
  Proceeds from disposal of marketable securities
   (available for sale) ..............................      16,802         --
  Loans to affiliate .................................     (20,000)        --
  Property damaged by fire:
    Insurance proceeds ...............................       5,500         --
    Other, net .......................................      (1,000)        --
  Change in restricted cash equivalents, net .........         428          421
  Other, net .........................................        (573)       2,505
                                                          --------     --------

        Net cash used by investing activities ........     (31,559)     (29,468)
                                                          --------     --------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2001 and 2002

                                 (In thousands)

                                                            2001         2002
                                                            ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  41,356    $ 319,275
    Principal payments ...............................     (75,303)    (266,945)
    Deferred financing costs paid ....................        --         (9,342)
  Loans from affiliate:
    Loans ............................................      60,753        7,135
    Repayments .......................................     (68,631)      (9,225)
  Valhi dividends paid ...............................     (13,906)     (13,915)
  Distributions to minority interest .................      (5,360)      (4,907)
  Other, net .........................................         766        1,096
                                                         ---------    ---------

      Net cash provided (used) by financing
       activities ....................................     (60,325)      23,172
                                                         ---------    ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (22,833)      37,430
  Currency translation ...............................      (3,256)       3,431
  Business unit acquired .............................        --            196
Cash and equivalents at beginning of period ..........     135,017      154,413
                                                         ---------    ---------

Cash and equivalents at end of period ................   $ 108,928    $ 195,470
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  28,868    $  32,332
    Income taxes, net ................................      25,861        9,811

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $    --      $     196
    Restricted cash ..................................        --          2,685
    Goodwill and other intangible assets .............        --          9,007
    Other noncash assets .............................        --          1,259
    Liabilities ......................................        --         (3,998)
                                                         ---------    ---------

    Cash paid ........................................   $    --      $   9,149
                                                         =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2002

                                 (In thousands)


                                       Additiona         Accumulated other comprehensive income                Total
                               Common   paid-in    Retained  Marketable  Currency     Pension    Treasury    stockholders'
                                stock   capital    earnings  securities translation liabilities   stock        equity

Balance at December 31, 2001   $1,258   $44,982   $ 656,408    $86,654   $(79,404)   $(11,921)   $(75,649)   $ 622,328

Net income .................     --        --         2,661       --         --          --          --          2,661

Dividends ..................     --        --       (13,915)      --         --          --          --        (13,915)

Other comprehensive income
 (loss), net ...............     --        --          --        1,881     38,649      (2,213)       --         38,317

Other, net .................        2     1,840        --         --         --          --          --          1,842
                               ------   -------   ---------    -------   --------    --------    --------    ---------

Balance at June 30, 2002 ...   $1,260   $46,822   $ 645,154    $88,535   $(40,755)   $(14,134)   $(75,649)   $ 651,233
                               ======   =======   =========    =======   ========    ========    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2001 and 2002, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     Contran Corporation holds, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi and Contran, may be deemed to control such companies.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. See Note 14.


Note 2 -       Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                   June 30, 2002

  Chemicals             NL Industries, Inc.                      62%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists                90%
  Titanium metals       Tremont Group, Inc.                      80%

     Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at June 30, 2002. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 21% of NL and 39% of Titanium Metals Corporation at June 30, 2002.

                                         Three months ended    Six months ended
                                               June 30,            June 30,
                                         ------------------    ----------------
                                           2001       2002       2001       2002
                                           ----       ----       ----       ----
                                                       (In millions)

Net sales:
  Chemicals ............................   $220.1    $226.9    $446.2    $429.3
  Component products ...................     53.3      51.1     112.9      99.6
  Waste management .....................      2.9       1.1       6.0       3.9
                                           ------    ------    ------    ------

    Total net sales ....................   $276.3    $279.1    $565.1    $532.8
                                           ======    ======    ======    ======

Operating income:
  Chemicals ............................   $ 38.8    $ 21.7    $ 84.2    $ 41.0
  Component products ...................      5.3       2.2      12.3       4.3
  Waste management .....................     (4.4)     (2.1)     (7.6)     (4.1)
                                           ------    ------    ------    ------

    Total operating income .............     39.7      21.8      88.9      41.2

General corporate items:
  Legal settlements gains, net .........     --          .5      30.7       2.4
  Securities transactions, net .........     50.8      --        50.8       1.9
  Interest and dividend income .........      9.4       8.4      19.7      16.9
  Foreign currency transaction gain
                                             --         6.3      --         6.3
  Gain on disposal of fixed assets
                                             --         1.6      --         1.6
  Insurance gain .......................       .7      --          .7      --
  Expenses, net ........................     (9.4)     (9.0)    (18.6)    (20.5)
Interest expense .......................    (15.7)    (16.0)    (32.8)    (30.4)
                                           ------    ------    ------    ------
                                             75.5      13.6     139.4      19.4
Equity in:
  TIMET ................................     12.9      (2.7)     13.0     (14.5)
  Other ................................      (.2)     --          .5        .3
                                           ------    ------    ------    ------

    Income before income taxes .........   $ 88.2    $ 10.9    $152.9    $  5.2
                                           ======    ======    ======    ======


     During the first six months of 2002, NL purchased shares of its common stock in market transactions for an aggregate of $3.3 million, increasing Valhi's ownership of NL to 62%. As previously reported in the 2001 Annual Report, in January 2002 NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. The pro forma impact assuming the acquisition of EWI had occurred as of January 1, 2001 is not material.

     In July 2002, Valhi proposed a merger of Valhi and Tremont pursuant to which stockholders of Tremont (including NL, to the extent of NL's ownership interest in the Tremont shares held by Tremont Group), other than Valhi, would receive between 2 and 2.5 shares of Valhi common stock for each Tremont share held. Tremont has formed a special committee of its board of directors consisting of members unrelated to Valhi to review the proposal. There can be no assurance that any such merger will be completed or completed on the proposed terms.

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                         December 31,    June 30,
                                                              2001         2002
                                                              ----         ----
                                                               (In thousands)

Current assets:
  Halliburton Company common stock
   (available-for-sale) ..............................     $  8,138     $  9,903
  Halliburton Company common stock (trading) .........        6,744         --
  Restricted debt securities (available-for-sale) ....        3,583        7,119
                                                           --------     --------

                                                           $ 18,465     $ 17,022
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................       16,121       10,860
  Other common stocks ................................          428          665
                                                           --------     --------

                                                           $186,549     $181,525
                                                           ========     ========

     At June 30, 2002, Valhi held approximately 621,000 shares of Halliburton common stock (aggregate cost of $5 million) with a quoted market price of $15.94 per share, or an aggregate market value of $10 million. Valhi's LYONs debt obligations are exchangeable at any time, at the option of the LYON holder, for such shares of Halliburton common stock, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligations. Such
Halliburton shares are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. Such Halliburton shares are classified as a current asset at June 30, 2002 because the related LYONs obligations, which are redeemable at the option of the holders in October 2002, are classified as a current liability at such date. During the first six months of 2002, the Company sold approximately 515,000 Halliburton shares classified as trading securities in market transactions for aggregate proceeds of $8.7 million. See Notes 9 and 12.

     See the 2001 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in the 2001 Annual Report, approximates their net carrying value at June 30, 2002. The aggregate cost of other noncurrent available-for-sale securities is nominal at June 30, 2002.

Note 4 -       Inventories:

                                                     December 31,      June 30,
                                                        2001             2002
                                                        ----             ----
                                                            (In thousands)

Raw materials:
  Chemicals ..................................         $ 79,162         $ 34,855
  Component products .........................            9,677            7,907
                                                       --------         --------
                                                         88,839           42,762
                                                       --------         --------
In process products:
  Chemicals ..................................            9,675           10,431
  Component products .........................           12,619           13,726
                                                       --------         --------
                                                         22,294           24,157
                                                       --------         --------
Finished products:
  Chemicals ..................................          117,976          104,242
  Component products .........................            8,494            9,329
                                                       --------         --------
                                                        126,470          113,571
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,130           29,208
                                                       --------         --------

                                                       $262,733         $209,698
                                                       ========         ========

Note 5 -       Accrued liabilities:

                                                     December 31,        June 30,
                                                         2001              2002
                                                         ----              ----
                                                             (In thousands)

Current:
  Employee benefits ..........................         $ 39,974         $ 38,595
  Environmental costs ........................           64,165           56,503
  Interest ...................................            5,162            1,149
  Deferred income ............................            9,479            2,946
  Other ......................................           47,708           54,779
                                                       --------         --------

                                                       $166,488         $153,972
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 19,182         $ 18,379
  Employee benefits ..........................            8,616            8,911
  Deferred income ............................            1,333            1,952
  Other ......................................            3,511            2,302
                                                       --------         --------

                                                       $ 32,642         $ 31,544
                                                       ========         ========

Note 6 - Accounts and other receivables:

                                                    December 31,       June 30,
                                                        2001             2002
                                                        ----             ----
                                                            (In thousands)

Accounts receivable ..........................       $ 166,126        $ 194,481
Notes receivable .............................           2,484            3,324
Accrued interest .............................              26               23
Allowance for doubtful accounts ..............          (6,326)          (6,592)
                                                     ---------        ---------

                                                     $ 162,310        $ 191,236
                                                     =========        =========

Note 7 - Other assets:

                                                      December 31,       June 30,
                                                          2001            2002
                                                          ----            ----
                                                             (In thousands)

Investment in affiliates:
TiO2 manufacturing joint venture ...............        $138,428        $136,178
TIMET ..........................................          60,272          44,285
Other ..........................................          12,415          12,366
                                                        --------        --------

                                                        $211,115        $192,829
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          22,718          25,314
  Other ........................................           5,706           6,673
                                                        --------        --------
                                                         108,424         111,987

  Less current portion .........................           2,484           3,324
                                                        --------        --------

  Noncurrent portion ...........................        $105,940        $108,663
                                                        ========        ========

Other noncurrent assets:
  Restricted cash equivalents ..................        $  4,713        $  7,619
  Waste disposal operating permits .............           2,527           2,141
  Refundable insurance deposits ................           1,609           1,864
  Deferred financing costs .....................           1,120           9,627
  Other ........................................          20,140          18,603
                                                        --------        --------

                                                        $ 30,109        $ 39,854
                                                        ========        ========

     At June 30, 2002, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $3.50 per share, or an aggregate of $43 million. At June 30, 2002, TIMET reported total assets of $642.7 million and stockholders' equity of $257.4 million. TIMET's total assets at June 30, 2002 include current assets of $288.0 million, property and equipment of $265.4 million and goodwill and other intangible assets of $54.0 million. TIMET's total liabilities at June 30, 2002 include current liabilities of $108.5 million, long-term debt of $18.7 million, accrued OPEB and pension costs of $39.0 million and convertible preferred securities of $201.2 million. During the first six months of 2002, TIMET reported net sales of $198.7 million, an operating loss of $11.7 million and a net loss of $48.4 million (first six months of 2001 - net sales of $244.0 million, operating income of $46.8 million and net income of $25.9 million).


Note 8 - Goodwill and other intangible assets:

        Goodwill.

                                                   Operating segment
                                                             Component
                                                Chemicals     products     Total
                                                           (In millions)

Balance at December 31, 2001 ................      $307.2      $ 41.9     $349.1

Goodwill acquired during the period .........         7.6        --          7.6
Changes in foreign exchange rates ...........        --           1.4        1.4
                                                   ------      ------     ------

Balance at June 30, 2002 ....................      $314.8        43.3     $358.1
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

        Other intangible assets.

                                                          December 31,    June 30,
                                                              2001          2002
                                                              ----          ----
                                                                (In millions)

Patents:
  Cost .............................................          $3.4          $3.5
  Less accumulated amortization ....................           1.0           1.1
                                                              ----          ----

    Net ............................................           2.4           2.4
                                                              ----          ----

Customer list:
  Cost .............................................           --            2.6
  Less accumulated amortization ....................           --             .2
                                                              ----          ----

    Net ............................................           --            2.4
                                                              ----          ----

                                                              $2.4          $4.8
                                                              ====          ====

     The patent intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 2. The patent intangible asset was, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 10.75 years remaining at June 30, 2002), with no assumed residual value at the end of the life of the patents. The customer list intangible asset will be amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 6.5 years remaining at June 30, 2002), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $120,000 in the first six months of 2001 and approximately $305,000 in the first six months of 2002, and amortization expense of intangible assets is expected to be approximately $620,000 in each of calendar 2002 through 2006.

Note 9 - Notes payable and long-term debt:

                                                       December 31,      June 30,
                                                           2001            2002
                                                           ----            ----
                                                              (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements .........      $ 46,201      $   --
                                                          ========      ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ......................      $250,000      $250,000
    LYONs ..........................................        25,472        26,651
    Bank credit facility ...........................        35,000        35,000
    Other ..........................................         2,880         2,880
                                                          --------      --------

                                                           313,352       314,531
                                                          --------      --------

  Subsidiaries:
    NL Senior Secured Notes ........................       194,000          --
    Kronos International:
      Senior Secured Notes .........................          --         283,005
      Bank credit facility .........................          --          39,649
    CompX bank credit facility .....................        49,000        30,000
    Valcor Senior Notes ............................         2,431         2,431
    Other ..........................................         3,404         3,043
                                                          --------      --------

                                                           248,835       358,128
                                                          --------      --------

                                                           562,187       672,659

  Less current maturities ..........................        64,972        96,251
                                                          --------      --------

                                                          $497,215      $576,408
                                                          ========      ========

     In June 2002, Kronos International ("KII"), which conducts NL's TiO2 operations in Europe, issued euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009. The KII Senior Secured Notes are collateralized by a pledge of the stock or other ownership interests of KII's first-tier operating subsidiaries. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Senior Secured Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. The interest rate on the KII Senior Secured Notes will increase by up to 75 basis points if KII fails to file a registration statement with the U.S. Securities and Exchange Commission, have such registration statement declared effective and complete a subsequent tender offer to exchange the currently outstanding KII Senior Secured Notes for substantially identical, registered publicly-traded Senior Secured Notes within specified time periods.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new, three-year euro 80 million revolving bank credit facility, of which euro 13 million ($13 million) and NOK 200 million ($26 million) was borrowed at closing and used, along with available cash on hand, to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be demoninated in euros, Norwegian kroner, U.S. dollars or other currencies as mutually agreed upon, and bear interest at the applicable interbank market rate plus 1.75% (weighted average interest rate of 7.6% on outstanding borrowings at June 30, 2002). The facility also provides for the issuance of letters of credit up to euro 5 million. The new KII bank credit agreement is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The new KII bank credit agreement contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

     In March 2002, NL redeemed $25 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand. In addition, NL used a portion of the net proceeds from the issuance of the KII Senior Secured Notes to redeem in full the remaining $169 million principal amount of the NL Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as being the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense. See Note 14.

Note 10 - Accounts with affiliates:

                                                       December 31,      June 30,
                                                            2001           2002
                                                            ----           ----
                                                               (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .............       $  --         $ 4,274
  TIMET ............................................           677            67
  Other ............................................           167           102
                                                           -------       -------

                                                           $   844       $ 4,443
                                                           =======       =======

Noncurrent receivable from affiliate -
 loan to Contran family trust ......................       $20,000       $20,000
                                                           =======       =======

Payables to affiliates:
  Valhi demand loan from Contran ...................       $24,574       $22,484
  Income taxes payable to Contran ..................         6,410          --
  Louisiana Pigment Company ........................         6,362         8,622
  Contran - trade items ............................           501           790
  TIMET ............................................           286             2
  Other, net .......................................            15            81
                                                           -------       -------

                                                           $38,148       $31,979
                                                           =======       =======

Note 11 - Provision for income taxes:

                                                                Six months ended
                                                                    June 30,
                                                               2001         2002
                                                               ----         ----
                                                                 (In millions)

Expected tax expense ....................................      $53.5       $ 1.8
Incremental U.S. tax and rate differences on
 Equity in earnings of non-tax group companies ..........        1.9          .3
Non-U.S. tax rates ......................................       (3.6)        (.7)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ...............................       (1.8)       (1.5)
No tax benefit for goodwill amortization ................        2.9        --
U.S. state income taxes, net ............................        1.8          .1
Other, net ..............................................        1.0          .4
                                                               -----       -----

                                                               $55.7       $  .4
                                                               =====       =====
Comprehensive provision for income taxes
 allocated to:
  Net income ............................................      $55.7       $  .4
  Other comprehensive income:
    Marketable securities ...............................      (16.2)        1.3
    Currency translation ................................       (2.6)        3.2
    Pension liabilities .................................        (.4)       (1.5)
                                                               -----       -----

                                                               $36.5       $ 3.4
                                                               =====       =====

Note 12 -      Other income:

                                                             Six months ended
                                                                 June 30,
                                                          2001             2002
                                                          ----             ----
                                                              (In thousands)

Securities earnings:
  Dividends and interest ......................         $ 19,718         $16,930
  Securities transactions, net ................           50,803           1,915
                                                        --------         -------

                                                          70,521          18,845

Legal settlement gains, net ...................           30,723           2,355
Noncompete agreement income ...................            2,000           2,000
Currency transactions, net ....................            1,193           3,890
Pension settlement gain .......................             --               677
Insurance gain ................................              650            --
Other, net ....................................            2,644           3,966
                                                        --------         -------

                                                        $107,731         $31,733
                                                        ========         =======

     The securities transaction gain in 2002 is discussed in Note 3. The legal settlement gain in 2002 relates to NL's settlement with certain additional former insurance carriers from whom NL had been seeking reimbursement for legal defense expenditures and indemnity coverage claims. The pension settlement gain relates to a defined benefit plan previously sponsored by CompX in The Netherlands. The net currency transaction gain in 2002 includes $6.3 million related to the extinguishment of certain intercompany indebtedness of NL.


Note 13 - Minority interest:

                                                    December 31,        June 30,
                                                        2001              2002
                                                        ----              ----
                                                              (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 68,566           $ 73,568
Tremont Corporation ......................             32,610             31,118
CompX International ......................             44,767             46,156
Subsidiaries of NL .......................              7,208              7,603
                                                     --------           --------

                                                     $153,151           $158,445
                                                     ========           ========

                                                           Six months ended
                                                               June 30,
                                                        2001              2002
                                                        ----              ----
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries .............................           $11,623           $ 3,550
Tremont Corporation .......................             3,448            (2,489)
CompX International .......................             2,005               676
Subsidiaries of NL ........................               953               370
                                                      -------           -------

                                                      $18,029           $ 2,107
                                                      =======           =======


     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at June 30, 2002.

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

     As shown in the following table, the Company would have reported net income of $87.1 million, or $.75 per diluted share, in the first six months of 2001 ($51.6 million, or $.44 per diluted share, in the second quarter of 2001) if the goodwill amortization included in the Company's reported net income had not been recognized.

                                           Three months ended    Six months ended
                                                 June 30,             June 30,
                                             ---------------     ---------------
                                             2001       2002     2001       2002
                                             ----       ----     ----       ----
                                           (In millions, except per share amounts)

Net income as reported .................    $ 47.6     $  6.4   $ 79.2     $  2.7
Adjustments:
  Goodwill amortization ................       4.3       --        8.5       --
  Incremental income taxes .............       (.1)      --        (.1)      --
  Minority interest in goodwill
   amortization ........................       (.2)      --        (.5)      --
                                            ------     ------   ------     ------

    Adjusted net income ................    $ 51.6     $  6.4   $ 87.1     $  2.7
                                            ======     ======   ======     ======

Diluted net income  per share as
 reported ..............................    $  .41     $  .05   $  .68     $  .02
Adjustments:
  Goodwill amortization ................       .03       --        .07       --
  Incremental income taxes .............      --         --       --         --
  Minority interest in goodwill
   amortization ........................      --         --       --         --
                                            ------     ------   ------     ------

    Adjusted diluted net income
     per share .........................    $  .44     $  .05   $  .75     $  .02
                                            ======     ======   ======     ======


     Impairment  of  long-lived  assets.  The  Company  adopted  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

     Debt extinguishment gains and losses. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and are now reported as a component of income before extraordinary item.

Note 15 - Accounting principles not yet adopted:

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

     The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, no later than January 1, 2003 for exit or disposal activities initiated on or after the date of adoption. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $6.4 million, or $.05 per diluted share, in the second quarter of 2002 compared to net income of $47.6 million, or $.41 per diluted share, in the second quarter of 2001. Excluding the effects of the items discussed below, the Company would have reported net income of $1.6 million in the second quarter of 2002 compared to net income of $10.8 million in the second quarter of 2001. For the first six months of 2002, the Company reported net income of $2.7 million, or $.02 per diluted share, compared to net income of $79.2 million, or $.68 per diluted share, in the first six months of 2001. Excluding the effects of the items discussed below, the Company would have reported net income of $1.0 million in the first six months of 2002 compared to net income of $28.0 million in the first six months of 2001.

     The Company's equity in losses of TIMET in the first six months of 2002 includes losses in the first quarter of $10.6 million ($5.4 million net of income taxes and minority interest), related to the Company's pro-rata share of TIMET's $27.5 million impairment charge for an other than temporary decline in value of certain preferred securities held by TIMET. Legal settlement gains in the second quarter and first six months of 2002 of $500,000 and $2.4 million ($224,000 and $1.2 million, net of income taxes and minority interest, respectively) relate to legal settlements with certain of NL's former insurance carriers, and securities transactions gains in the first six months of 2002 of $1.9 million ($1.2 million net of income taxes) relate to the first quarter disposal of certain shares of Halliburton Company common stock held by the Company. Currency transaction gains in the second quarter of 2002 include gains of $6.3 million ($4.7 million net of income taxes and minority interest) related to the extinguishment of certain intercompany indebtedness of NL. The Company's results in the second quarter of 2001 include aggregate net securities transaction gains of $50.8 million ($33.2 million net of income taxes and minority interest) related principally to the disposal of additional Halliburton shares. The Company's equity in earnings of TIMET in the second quarter of 2001 includes $15.7 million ($7.5 million net of income taxes and minority interest) related to TIMET's previously-reported settlement with Boeing. The Company's results in the first six months of 2001 include the previously-reported first quarter legal settlement gains aggregating $30.7 million ($18.4 million net of income taxes and minority interest).

     As discussed in Note 14 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $51.6 million in the second quarter of 2001 and approximately $87.1 million in the first six months of 2001, or about $4.0 million and $7.9 million higher, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $7.9 million difference in the first six months of 2001, approximately $7.2 million and $1.3 million relates to amortization of goodwill attributable to the Company's chemicals and component products operating segments, respectively, approximately $100,000 relates to incremental income taxes and approximately $500,000 relates to minority interest associated with the goodwill amortization recognized by certain of the Company's less-than-wholly-owned subsidiaries.

     Total operating income in the second quarter and first six months of 2002 was lower as compared to the same periods in 2001 due to lower chemicals earnings at NL and lower component products earnings at CompX, offset in part by lower waste management operating losses at Waste Control Specialists.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance there under and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, the introduction of trade barriers, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), recoveries from insurance claims and the timing thereof, potential difficulties in integrating completed acquisitions, the ability of the Company to renew or refinance credit facilities, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Chemicals

     Selling prices for titanium dioxide pigments ("TiO2"), NL's principal product, were generally decreasing during all of 2001 and the first quarter of 2002, and were generally flat during the second quarter of 2002. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                           Three months ended           Six months ended
                                June 30,           %       June 30,             %
                             2001      2002      Change  2001     2002       Change
                             ----      ----      ------  ----     ----       ------
                                         (In millions, except percentages)

Net sales ..............    $220.1    $226.9       +3%  $446.2    $429.3       -4%
Operating income .......      38.8      21.7      -44%    84.2      41.0      -51%


     Chemicals operating income declined in the second quarter and first six months of 2002 compared to the same periods of 2001 due primarily to lower average selling prices for titanium dioxide pigments ("TiO2"), offset in part by higher TiO2 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in the second quarter of 2002 were 14% lower than the second quarter of 2001, and were 15% lower in the first six months of 2002 compared to the same period in 2001. While NL's average TiO2 selling prices had generally been declining during all of 2001 and the first quarter of 2002, the rate of decline abated during the second quarter of 2002, and NL's average TiO2 selling prices in the second quarter of 2002 were flat compared to the first quarter of the year, with increases in European and export markets offset by declines in North American markets.

     NL's TiO2 sales volumes in the second quarter of 2002, the highest quarterly sales volumes in NL's history, were 17% higher than the second quarter of 2001. NL's TiO2 sales volumes in the first six months of 2002 were 13% higher than the first six months of 2001. NL's TiO2 production volumes in the second quarter of 2002 were 14% higher than the second quarter of 2001, and were 6% higher in the first six months of 2002 compared to the same period in 2001. The increases in NL's TiO2 production volumes were due in part to the effect of the previously-reported fire at NL's Leverkusen, Germany TiO2 facility in March 2001. As previously reported, NL settled its insurance claim related to the Leverkusen fire during the fourth quarter of 2001. NL recognized $19.3 million of business interruption insurance proceeds during the fourth quarter of 2001, of which $16.6 million was attributable to recovery of unallocated period costs and lost margin related to the first, second and third quarters of 2001.

     NL believes that the strong demand for TiO2 in the first half of 2002 reflected improving economic conditions, some seasonality and customers restocking their inventories ahead of previously-announced price increases. NL expects that TiO2 industry demand in the second half of 2002 should be better than industry demand in the second half of 2001 due to economic conditions. In January 2002, NL announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which NL realized in the second quarter of 2002, with additional increases expected to be realized in the third quarter of this year. In May 2002, NL announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. NL is hopeful that it will realize a portion of the announced May 2002 price increases during the fourth quarter of 2002, but the extent to which Kronos can realize any price increases during the remainder of 2002 will depend on improving market conditions. Because TiO2 prices were generally declining during all of 2001 and the first quarter of 2002, NL believes that its average TiO2 selling prices in 2002 will be significantly below its average 2001 prices, even if price increases continue to be realized. NL expects its TiO2 sales and production volumes in 2002 should be higher as compared to 2001, in part due to the effects in 2001 of the previously-reported fire at its Leverkusen, Germany facility, with the level of its production volumes approximating the level of its sales volumes. NL expects its TiO2 sales volumes in the second half of 2002 will be lower than the first half of the year. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in the second quarter of 2002 decreased 13% compared to the second quarter of 2001, and decreased 15% during the first six months of 2002. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales slightly in the second quarter of 2002, and decreased Ti02 sales slightly in the first six months of 2002, as compared to the same periods in 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were lower during 2002 as compared to 2001. Overall, the net impact of currency exchange rate fluctuations decreased NL's TiO2 operating income by $3.6 million and $2.5 million in the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $12.8 million in the first six months of 2001 and approximately $5.8 million in the first six months of 2002 as compared to amounts separately reported by NL. The decline from 2001 to 2002 in such additional non-cash expenses relates primarily to ceasing to periodically amortize goodwill beginning in 2002 (the 2001 amount included $7.2 million related to goodwill amortization). See Note 14 to the Consolidated Financial Statements.


Component Products

                             Three months ended         Six months ended
                                   June 30,         %        June 30,         %
                                 2001    2002     Change  2001      2002    Change
                                 ----    ----     ------  ----      ----    ------
                                           (In millions, except percentages)

Net sales .................    $ 53.3   $ 51.1      -4%  $112.9    $ 99.6     -12%
Operating income ..........       5.3      2.2     -59%    12.3       4.3     -65%

     Component products sales and operating income decreased in the second quarter and first six months of 2002 compared to the same periods in 2001 as the manufacturing recession continued to negatively impact CompX's operating results. Sales of slide and ergonomic products decreased 4% and 16%, respectively, in the second quarter of 2002 compared to the second quarter of 2001, with year-to-date declines of 16% and 19%, respectively. While sales of security products increased 3% in the second quarter of 2002 compared to the same period in 2001, in part due to new business development and increased orders in advance of implementation of certain price increases effective July 1, 2002, sales of security products were down 4% in the first six months of 2002 compared to the same period in 2001. Operating income comparisons were negatively impacted by increases in certain raw material costs, primarily steel, changes in product mix as well as the adverse impact of reduced selling prices resulting from competitive pressures. Operating income comparisons were favorably impacted by ceasing to periodically amortize goodwill, which amounted to approximately $700,000 and $1.3 million in the second quarter and first six months of 2001, respectively (none in 2002), as well as the impact of certain cost reductions that were implemented. See Note 14 to the Consolidated Financial Statements.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Excluding the effect of currency, component products sales decreased 5% in the second quarter of 2002 as compared to the same period in 2001, and operating income decreased 49%. Excluding the effect of currency, component products sales decreased 11% in the first six months of 2002 as compared to the same period in 2001, and operating income decreased 59%.

     CompX currently expects that soft market conditions will continue for the near term in the office furniture market, the primary end-use market for CompX's products. As a result, sales volumes are expected to remain at depressed levels for at least the remainder of the year. Competitive pricing pressures are also expected to continue. In addition, the worldwide steel price increase that followed the steel tariff imposed this year by the United States government is expected to continue to negatively impact component products margins on CompX's slide and ergonomic products, where steel is the primary raw material. CompX intends to continue to focus on cost control measures to minimize the affect of the anticipated lower sales volumes, pricing pressures and raw material cost increases. In connection with these cost improvement initiatives, CompX may consider strategies that could result in capacity reductions, consolidation of existing facilities and production rebalancing which, depending on the outcome, may result in future restructuring charges.

Waste Management

                                      Three months ended       Six months ended
                                           June 30,                 June 30,
                                       ----------------        -----------------
                                       2001        2002        2001         2002
                                       ----        ----        ----         ----
                                                     (In millions)

Net sales ......................       $2.9        $1.1        $6.0        $3.9
Operating loss .................       (4.4)       (2.1)       (7.6)       (4.1)

     Waste Control Specialists' sales decreased in the second quarter and first six months of 2002 compared to the same periods in 2001 due primarily to the effect of weak demand for its waste management services. Waste management's operating losses declined during 2002 as the effect of certain cost controls implemented in 2002 more than offset the effects of the decline in sales.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. The waste management industry currently is experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also has resulted in weak demand for Waste Control Specialists waste management services. These factors have led to reduced demand and increased price pressure for waste management services. While Waste Control Specialists' believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of a broad range of low-level and mixed radioactive wastes.

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

                                         Three months ended   Six months ended
                                              June 30,             June 30,
                                          ---------------     ----------------
                                          2001       2002     2001        2002
                                          ----       ----     ----        ----
                                                      (In millions)

TIMET historical:
  Net sales .........................    $120.0     $ 94.3    $244.0     $198.7

  Operating income (loss):
    Boeing settlement, net ..........    $ 62.7     $ --      $ 62.7     $ --
    Fixed asset impairment ..........     (10.8)      --       (10.8)      --
    Tungsten accrual ................      (2.8)      --        (3.8)      --
    Other, net ......................       (.5)      (7.0)     (1.3)     (11.7)
                                         ------     ------    ------     ------
                                           48.6       (7.0)     46.8      (11.7)
  Impairment of convertible
   preferred securities .............      --         --        --        (27.5)
  Other general corporate, net ......       2.3        (.3)      4.0        (.8)
  Interest expense ..................      (1.1)       (.7)     (2.6)      (1.5)
                                         ------     ------    ------     ------
                                           49.8       (8.0)     48.2      (41.5)

  Income tax benefit (expense) ......     (17.5)       (.6)    (16.9)        .8
  Minority interest .................      (2.7)      (3.7)     (5.3)      (7.7)
                                         ------     ------    ------     ------

    Net income (loss) ...............    $ 29.6     $(12.3)   $ 26.0     $(48.4)
                                         ======     ======    ======     ======

Equity in earnings (losses)
 of TIMET ...........................    $ 12.9     $ (2.7)   $ 13.0     $(14.5)
                                         ======     ======    ======     ======

     Excluding the effect of TIMET's previously-reported legal settlement with Boeing, its impairment charge related to certain equipment and its accruals for the tungsten matter discussed below, TIMET reported lower sales, and a higher operating loss, in the second quarter and first six months of 2002 compared to the same periods in 2001. During the second quarter of 2002, TIMET's mill products sales volumes decreased 30% compared to the second quarter of 2001, and its sales volumes of melted products decreased 40% during the same period.
During the first six months of 2002, TIMET's mill products sales volumes decreased 23% compared to the same period in 2001, and its sales volumes of melted products decreased 39%. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, TIMET's average selling prices for mill products in the second quarter of 2002 were 4% higher compared to the second quarter of 2001, while selling prices for its melted products increased 3%. TIMET's average selling prices for mill products in the first six months of 2002 were 4% higher compared to the same period in 2001, while selling prices for its melted products increased 5%. TIMET's operating income comparisons were favorably impacted by TIMET ceasing to periodically amortize goodwill recognized on its separate-company books, which amounted to approximately $1.1 million and $2.3 million in the second quarter and first six months of 2001 (none in 2002). TIMET's operating income comparisons were negatively impacted by lower operating rates in 2002, with estimated capacity utilization declining from 75% to 55% in the second quarter of 2002 compared to the second quarter of 2001 (year-to-date decline from 70% to 60%).

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing has advanced TIMET $28.5 million for 2002, and Boeing will advance TIMET $28.5 million annually from 2003 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 900,000 pounds during the first six months of 2002 and TIMET's contractual maximum obligation of delivering 6 million pounds during the remainder of 2002, TIMET recognized $2.2 million of income in the second quarter of 2002 related to the take-or-pay provisions for the 600,000 pounds of material that TIMET is no longer obligated to provide to Boeing under the agreement. TIMET currently expects that Boeing will purchase about 1.5 million pounds of product under its agreement during all of 2002. At that level, TIMET currently expects to recognize about $21 million of additional income during the remainder of 2002 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's results in the first six months of 2002 also includes a $27.5 million first quarter provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). In addition, TIMET's effective income tax rate in the 2002 periods varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. losses under the "more-likely-than-not" recognition criteria.

     As previously reported, in March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET accrued $3.3 million during 2001, and an additional $200,000 during the second quarter of 2002, for its best estimate of the most likely amount of loss it will incur. However, it does not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known. As of June 30, 2002, TIMET has received claims aggregating approximately $5 million, and TIMET had settled claims totaling $500,000. Pending claims are being investigated and negotiated, and TIMET believes certain of the claims are without merit and can be settled for less than the amount of the claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be give that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of June 30, 2002.

     The economic slowdown that began in 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET expects that aggregate industry mill product shipments will decrease in 2002 by approximately 18% to about 45,000 metric tons and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption. TIMET believes that demand for titanium is likely to recover more gradually than it previously anticipated, based primarily on recent projections of large commercial aircraft deliveries by The Airline Monitor. Based on The Airline Monitor's current forecast and TIMET's projected changes in supply chain inventory levels, TIMET anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. Adverse world events, including terrorist activities and conflicts in the Middle East, the financial health of airlines and economic growth in the U.S. and other regions of the world, could significantly and adversely affect the timing of the commercial aerospace recovery.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET expects sales revenue for the third quarter of 2002 to range between $75 million and $85 million. Mill product sales volumes are expected to be about 2,000 metric tons with melted product shipments of about 600 metric tons. Interest expense should be about $1 million while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss in the third quarter of 2002 before special items of between $4 million and $7 million, and a net loss before special items of between $8 million and $12 million.

     TIMET expects its sales for all of 2002 will decline to approximately $375 million, reflecting the combined effects of decreases in sales volume, softening of market selling prices and changes in customer and product mix. Mill product sales volumes are expected to decline approximately 25% relative to 2001 to about 9,100 metric tons, and melted product sales volumes are expected to decline by 40% to about 2,600 metric tons. The sales volumes decline in 2002 is principally driven by an anticipated reduction in TIMET's commercial aerospace sales volumes of about 35% compared to 2001, partly offset by sales volume growth to other markets. Selling prices on new orders for titanium products are expected to soften throughout 2002. However, about one-half of TIMET's commercial aerospace volumes are under long-term agreements that provide TIMET with price stability on that portion of its business. Overall, TIMET currently expects to report an operating loss before special items for all of 2002 of between $25 million and $35 million in 2002, and a net loss of between $40 million and $50 million.

     In addition to its agreement with Boeing, TIMET has long-term supply agreements with certain other major aerospace customers, including, but not limited to, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the agreements require TIMET's service and product performance to meet specified criteria, and they also contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the agreements may be terminated early. Additionally, under a group of related agreements (which group represents approximately 15% of TIMET's 2001 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that agreement would continue on a non-agreement basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET expects to take actions to reduce its cost and working capital over the remainder of 2002. TIMET plans to reduce the operating rate of its sponge production facility to about 70% of capacity in the last half of the year, and it recently targeted an additional reduction in its company-wide employment levels of 10% to 15% by year-end. At June 30, 2002, TIMET employed approximately 2,250 individuals. These actions could result in restructuring or other charges in 2002. TIMET also believes assessments of the recoverability of its long-lived assets, that may also result in charges for asset impairments, could occur in the balance of 2002. TIMET will consider all relevant factors in determining whether an impairment exists. The timing and effect of these actions is somewhat uncertain, and accordingly the effect of such items has not been included in TIMET's forecasts outlined above. Such potential future charges, if any, could be material to TIMET.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in the second quarter and first six months of 2002 compared to the same periods in 2001 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2002 compared to the same periods in 2001 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Legal settlement gains. The legal settlement gains in the first six months of 2002 relate to NL's first quarter settlement with certain former insurance carriers. See Note 12 to the Consolidated Financial Statements. These settlements, similar to certain previously-reported NL legal settlements recognized during 2000 and 2001, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected.

     Securities transactions. Securities transactions gains in the first six months of 2002 relate to the first quarter disposal of certain shares of Halliburton Company common stock held by the Company that were classified as trading securities. See Notes 3 and 12 to the Consolidated Financial Statements. The remaining Halliburton shares held by the Company are held in escrow for the benefit of the holders of the Company's LYONs debt obligation, which are exchangeable at any time, at the option of the holder, for such Halliburton shares. Any exchanges of the LYONs in 2002 or thereafter would result in a securities transaction gain for financial reporting purposes.

     Other general corporate income items. The $6.3 million foreign currency transaction gain in the second quarter of 2002 relates to the extinguishment of certain intercompany indebtedness of NL. The gain on disposal of fixed assets relates to the sale of certain real estate held by Tremont. See Note 12 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in the second quarter of 2002 were slightly lower than the second quarter of 2001, as higher environmental and legal expenses of NL were more than offset by the effect of lower compensation-related expenses of Tremont. Net general corporate expenses in the first six months of 2002 were higher than the same period in 2001, as higher environmental and legal expenses of NL more than offset the lower compensation-related expenses of Tremont. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in the first quarter of 2003 ($2 million recognized in the first six months of 2001 and 2002). See Note 12 to the Consolidated Financial Statements. Net general corporate expenses in the remainder of 2002 are currently expected to continue to be somewhat higher compared to the same periods in 2001.

     Interest expense. Interest expense in the second quarter of 2002 includes $2.0 million related to the loss on the early extinguishment of NL's Senior Secured Notes. See Note 9 to the Consolidated Financial Statements. Excluding this amount, interest expense declined in the second quarter and first six months of 2002 compared to the same periods in 2001 due primarily to lower average levels of outstanding indebtedness as well as lower average U.S. variable interest rates. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is currently expected to continue to be somewhat lower compared to the same periods in 2001 due to lower anticipated interest rates on variable-rate borrowings in the U.S. and a lower average level of outstanding debt.

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

     During the first six months of 2002, NL reduced its deferred income tax asset valuation allowance by approximately $3.0 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In this regard, no income tax was recognized on NL's $6.3 million general corporate foreign currency transaction gain, as NL offset such income tax by utilizing certain income tax attributes, the benefit of which had not previously been recognized. During the first six months of 2002, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $1.5 million primarily because Tremont concluded certain tax attributes do not currently meet the "more-likely-than-not" recognition criteria.

     As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 contributed to the reduction in the Company's overall effective income tax rate in 2002 as compared to 2001.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first six months of 2001 and 2002.

     In July 2002, Valhi proposed a merger of Valhi and Tremont pursuant to which stockholders of Tremont (including NL, to the extent of NL's ownership interest in the Tremont shares held by Tremont Group), other than Valhi, would receive between 2 and 2.5 shares of Valhi common stock for each Tremont share held. See Note 2 to the Consolidated Financial Statements. There can be no assurance that any such merger will be completed or completed on the proposed terms. If the merger is completed, the Company would no longer report minority interest in Tremont's net assets or net earnings (losses).

     Accounting principles not yet adopted. See Note 15 to the Consolidated Financial Statements.

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

     Investing and financing activities. Approximately 60% of the Company's consolidated capital expenditures in the first six months of 2002 relates to NL, 38% relate to CompX and substantially all of the remainder relates to Waste Control Specialists. Approximately $2.2 million of NL's capital expenditures relates to the ongoing reconstruction of NL's Leverkusen, Germany TiO2 production facility that was damaged by fire during 2001. NL expects such reconstruction will be completed by the end of 2002. During the first six months of 2002, NL purchased $3.3 million of its common stock in market transactions, and NL purchased the EWI insurance brokerage services operations for $9 million. See Note 2 to the Consolidated Financial Statements.

     During the first six months of 2002, (i) Valhi repaid a net $2.1 million of its short-term demand loans from Contran, (ii) CompX repaid a net $19 million of its revolving bank credit facility, (iii) NL repaid all of its existing short-term notes payable denominated in euros and Nowegian kroner ($53 million when repaid) using primarily proceeds from borrowing ($39 million) under KII's new revolving bank credit facility and (iv) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII. See Note 9 to the Consolidated Financial Statements.

     At June 30, 2002, unused credit available under existing credit facilities approximated $148.5 million, which was comprised of $70 million available to CompX under its revolving credit facility, $42 million available to NL (primarily under KII's new revolving credit facility) and $36.5 million available to Valhi under its revolving bank credit facility. Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than payment defaults or defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - NL Industries

     At June 30, 2002, NL had cash, cash equivalents and marketable debt and other securities of $251 million, including restricted balances of $75 million, and NL had $42 million available for borrowing (primarily under KII's new revolving credit facility).

     NL's board of directors has authorized NL to purchase up to 4.5 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time. Through June 30, 2002, NL had purchased 3.5 million of its shares pursuant to such authorizations for an aggregate of $57 million, including approximately 228,000 shares purchased during the first six months of 2002 for an aggregate of $3.3 million.

     In March 2002, NL redeemed $25 million principal amount of its Senior Secured Notes, and in June 2002 NL redeemed the remaining $169 million principal amount of such Senior Secured Notes. See Note 9 to the Consolidated Financial Statements.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL's 1998 U.S. federal income tax return is currently being examined by the U.S. tax authorities, and NL has granted an extension of the statute of limitations for assessments until September 30, 2003. While EMS' 1998 U.S. federal income tax return is not currently being examined, EMS, at the request of the U.S. tax authorities, has also granted an extension of the statute of limitations for assessment until September 30, 2003 for such return. Based on the course of the examination to date, NL anticipates that the U.S. tax authorities may propose a substantial tax deficiency. NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10.4 million ($10 million at June 30, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($102 million at June 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $150 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Waste management - Waste Control Specialists

     At June 30, 2002, Waste Control Specialists' indebtedness, as amended, consists principally of (i) a $4.6 million term loan due in November 2004 and
(ii) $15.6 million of other borrowings under a $16.5 million revolving credit facility that also matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements. Waste Control Specialists may borrow additional amounts during the remainder of 2002 under its $16.5 million revolving credit facility.

TIMET

     At June 30, 2002, TIMET had net debt of approximately $13.0 million ($20.4 million of debt and $7.4 million of cash and equivalents). At June 30, 2002, TIMET had approximately $139 million available for borrowing under its worldwide credit facilities. TIMET's U.S. credit facility, a $125 million asset-based revolving credit agreement, expires in February 2003. TIMET is currently negotiating with its lender to extend the maturity date of this agreement on substantially similar terms, although there can be no assurance that TIMET will be able to renew the facility on such terms. The U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. In this regard, during the second quarter of 2002, the lenders reassessed its borrowing-base formulas and reduced the rate at which TIMET may borrow against its inventory and equipment. This change reduced TIMET's U.S. borrowing availability by about $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on TIMET's liquidity.

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

Tremont Corporation

     Tremont is primarily a holding company which, at June 30, 2002, owned approximately 39% of TIMET and 21% of NL. At June 30, 2002, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $43 million and $156 million, respectively.

     As previously reported, in July 2000 Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other potentially responsible parties ("PRPs") pursuant to which Tremont and the other PRPs will undertake certain investigatory and remediation activities at a former mining site located in Hot Spring County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($4.6 million at June 30, 2002) to cover its share of probable and reasonably estimable environmental obligations. Tremont expects to spend $1.8 million in the second half of 2002 for remediation efforts related to this site.

     Tremont has received a demand from Halliburton to assume the defense of, and indemnify Halliburton with respect to, the alleged liability of Atlas Bradford Corporation as one of several PRPs in connection with a Texas State Superfund Site known as the Force Road Oil and Vacuum Truck Company Site located in Arcola, Texas. Atlas Bradford allegedly disposed of wastes from its Bryan, Texas petroleum services operations at the Force Road Site. As part of a 1990 restructuring resulting in the separation of Tremont from Baroid Corporation, a wholly-owned subsidiary of Tremont received title to the Bryan property. Halliburton is the successor to Baroid. Tremont has declined to assume the defense of the Force Road Site matter and has rejected Halliburton's indemnity claim with respect thereto. Tremont believes that any liability in the Force Road Site matter represents an obligation retained by Baroid in connection with its historical petroleum services business. At present, Tremont has no information that would enable it to determine whether or not it might eventually have any liability for the Force Road Site, or what the potential magnitude, if any, of such liability might be. Tremont intends to vigorously defend itself against any and all allegations of such liability in this matter. Tremont sold the Bryan property in 1994. Tremont's Chairman and Chief Executive Officer is also a member of the board of directors of Halliburton and intends to recuse himself from any involvement in this matter.

     Tremont records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by Tremont at its non-operating facilities, or a determination that Tremont is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs, their financial capabilities, and the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect Tremont's business, results of operations, financial condition or liquidity.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS, NL's majority-owned environmental management subsidiary. Such intercompany loan between EMS and Tremont ($12.2 million outstanding at June 30, 2002), collateralized by 10.2 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements.

     Tremont's loan from EMS and its dividends from NL are currently Tremont's primary sources of cash at the Tremont parent company level. Tremont's principal cash uses at its parent company level are dividends, administrative expenses, interest on the loan from EMS and payments related to its previously-reported environmental remediation efforts. The loan from EMS matures March 31, 2003. Tremont believes that its cash outflows at the Tremont parent company level during the balance of 2002 will increase relative to the first half of 2002, and that it will be required to increase its parent company cash resources prior to December 31, 2002 in order to meet its near term obligations, even after Tremont parent company receives a $1 million dividend from its wholly-owned insurance subsidiary later in the year. To increase its liquidity, Tremont has requested as amendment to the terms of its loan from EMS to, among other things, increase the amount of borrowing availability and extend the maturity date. However, Tremont understands that there may be certain regulatory issues that will be required to be satisfactorily addressed in order for the amendment to be successfully completed, and such amendment would require the approval of the independent directors of both Tremont and NL. Tremont has also discussed the possibility of a loan from Contran with officers of Contran. Based on such discussions, Tremont believes such a loan from Contran could, if necessary, be achieved on mutually agreeable terms. Tremont has other alternatives available to either conserve or increase its liquidity including, among other things, borrowings collateralized by Tremont's common stock of TIMET, the reduction or suspension of Tremont's quarterly dividend payments and the sale, in whole or in part, of assets, including Tremont's investments in TIMET and NL. There is no assurance that any of these options or alternatives can be successfully completed.

     In April 2002, Tremont reached an agreement with the U.S. Internal Revenue Service ("IRS") pursuant to which the IRS's previously-reported $8.3 million assessment related to Tremont's 1998 federal income tax return was settled. The settlement resulted in no additional cash income tax payment by Tremont but did result in a reduction of the amount of Tremont's U.S. net operating loss carryforwards that arose in periods prior to the time when Tremont became a member of the same U.S. federal income tax group of which Valhi is a member.

     Valhi has proposed a merger pursuant to which Tremont would become a wholly-owned subsidiary of Valhi. See Note 2 to the Consolidated Financial Statements.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at June 30, 2002, Valhi would receive aggregate annual dividends from NL of approximately $24.1 million. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's quarterly dividend is currently $.07 per share. At that rate, and based upon the
5.1 million Tremont shares owned by Tremont Group at June 30, 2002, Tremont Group would receive aggregate annual dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX's quarterly dividend is currently $.125 per share. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at June 30, 2002, Valhi/Valcor would receive annual dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets.

     At June 30, 2002, Valhi had $6.5 million of parent level cash and cash equivalents, had $35 million of outstanding borrowings under its revolving bank credit agreement and had $22.5 million of short-term demand loans payable to Contran. In addition, Valhi had $36.5 million of borrowing availability under its bank credit facility. During the first quarter of 2002, Valhi sold in market transactions 515,000 shares of Halliburton common stock that had been classified as trading securities for an aggregate of $8.7 million, and used a majority of the proceeds to reduce its outstanding borrowings from Contran. In January and February 2002, the size of Valhi's bank credit facility was increased by an aggregate of $17.5 million to $72.5 million.

     Valhi's LYONs do not require current cash debt service. Exchanges of LYONs for Halliburton stock result in the Company reporting income related to the disposition of the Halliburton stock for both financial reporting and income tax purposes, although no cash proceeds are generated by such exchanges. Valhi's potential cash income tax liability that would have been triggered at June 30, 2002, assuming exchanges of all of the outstanding LYONs for Halliburton stock at such date, was approximately $9 million.

     At June 30, 2002, the LYONs had an accreted value equivalent to approximately $42.90 per Halliburton share, and the market price of the Halliburton common stock was $15.94 per share. The LYONs, which mature in October 2007, are redeemable at the option of the LYON holder in October 2002 for an amount equal to $636.27 per $1,000 principal amount at maturity, or an aggregate of $27.4 million. Such October 2002 redemption price is equivalent to about $44 per Halliburton share. If the market value of Halliburton common stock equals or exceeds $44 per share in October 2002, the Company does not expect a significant amount of LYONs would be tendered to the Company for redemption at that date. To the extent the Company was required to redeem the LYONs in October 2002 for cash and the market price of Halliburton was less than $44 per share, the Company would likely sell the Halliburton shares underlying the LYONs tendered in order to raise a portion of the cash redemption price due to the LYON holder, and the Company would be required to use other resources to makeup the shortfall due to the LYONs holder.

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

     The terms of The Amalgamated Sugar Company LLC provide for annual "base level" of cash dividend distributions (sometimes referred to distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which is the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2002, Valhi currently expects that distributions received from the LLC in 2002 will approximate its debt service requirements under its $250 million loans from Snake River Sugar Company.


     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At June 30, 2002, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $25.3 million. Such accrued and unpaid interest is classified as a noncurrent asset at June 30, 2002. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River/LLC). Following the repayment of Snake River's third-party senior debt in April 2009, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($14.5 million in 2002) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River. Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for both financial reporting and income tax purposes. However, because of Snake River's ability to call its $250 million loans to Valhi upon redemption of the Company's interest in the LLC, the net cash proceeds (after repayment of the debt) generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.

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

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the 2001 Annual Report and prior 2002 periodic reports for descriptions of certain legal proceedings.

     In late July 2002, three separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., CA No. 19785-NC, Andrew Neyman v. J. Landis Martin, et al., CA No. 19787-NC, and Herman M. Weisman Revocable Trust v. J. Landis Martin, et al., CA No. 19792-NC). The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands each of the other defendants believe, that the complaints are without merit, and the Company intends, and understands that each of the other defendants intend, to defend against the actions vigorously.

     In re: Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code 702). Two additional municipalities have filed suit in this previously-reported case. NL has moved to dismiss all claims of all 25 municipalities.

     Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B). In May 2002, NL was served with a complaint seeking compensatory and punitive damages jointly and severally from the former lead pigment manufacturers and LIA for property damage. NL has denied all allegations of liability.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). In June 2002, the trial court granted NL's motion for summary judgment. The time for appeal has not yet expired.

     City of Milwaukee v. NL Industries, Inc., and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). A trial date of October 27, 2003 has been set.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). A trial date of July 7, 2003 for the first of the four plaintiff families has been set.

     Quitman County School District v. Lead Industries Association, et al., (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). Defendants removed this case to federal court. In July 2002, the United States District Court for the Northern District of Mississippi denied plaintiff's motion to remand the case to state court, and the case will remain pending in that federal court as case number 2:02CV004-P-B.

     El Paso Independent School District v. Lead Industries Association, et al., (District Court of El Paso County, Texas (No. 2002-2675)). In August 2002, NL was served with a complaint seeking compensatory and exemplary damages from NL and twelve other former lead pigment and/or paint manufacturers for alleged property damages due to the presence of lead paint in the school district's buildings. The complaint alleges product liability, strict liability, negligence, fraudulent misrepresentation, breach of warranties, statutory deceptive trade practices, conspiracy, fraud, concert of action, exemplary damages, and indemnity causes of action. The time for NL to answer the complaint has not yet expired.

     The  parties  in the  previously-reported  Brownsville  Independent  School
District, Liberty Independent School District, Houston Independent School District, and Harris County, Texas cases have reached an agreement in principle to abate, or stay, those cases pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case or certain other events. The agreement is subject to completion and to approval by the various courts involved.

     Pulliam   v.   NL   (Superior   Court,   Marion   County,    Indiana,   No.
49F12-0104-CT-001301). In May 2002, the court granted NL's motion to strike the plaintiffs' allegations that the case should be certified as a class action.

     Dew, et al. v. Bill Richardson, et al. (U.S. District Court for the Western District of Kentucky, No. 5:00CV-221-M). NL and NLO, Inc. answered the complaint in this previously-reported case in May 2002, denying all allegations of wrongdoing and liability. Pre-trial proceedings and discovery continue.

     United States of America v. NL Industries, Inc. et al., (U.S. District Court for the Southern District of Illinois, No. 91-CV00578). In July 2002, NL executed a consent decree with the United States in this previously-reported matter, and NL is awaiting the execution of the consent decree by the United States. The decree embodies the previously-reported agreement in principle with the United States pursuant to which NL will pay approximately $31.5 million, including $1 million in penalties, to settle its liabilities at this site.

     NL has received a request from the U.S. EPA with respect to the on-site portion of the previously-reported clean-up at NL's formerly-owned facility in Chicago, Illinois, requesting that NL perform additional work. NL intends to discuss the request with the U.S. EPA.

     Since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, NL has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 3,575 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 3,005 plaintiffs (Lawrence Graves, et al. vs. Monstanto Company, et al., Circuit Court, Second Judicial District, Jones County, Mississippi, Civil Action No. 2002-141-CV4).

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               3.1    -       Amended  and  Restated  Bylaws  of the  Registrant
                              dated as of August 9, 2002.

               10.1   -       Indenture  dated  June 28,  2002,  between  Kronos
                              International,  Inc. and The Bank of New York,  as
                              Trustee,  governing Kronos  International's 8.875%
                              Senior Secured Notes Due 2009, including form of the notes, - incorporated by reference to Exhibit
                              4.1 to NL's  Quarterly  Report on Form 10-Q  (File
                              No. 1-640) for the quarter ended June 30, 2002.

               10.2   -       Deposit  Agreement  dated  June 28,  2002 among NL
                              Industries, Inc. and JP Morgan Chase Bank, as trustee - incorporated by reference to Exhibit 4.9 to NL's Quarterly Report on Form 10-Q (File No.
                              1-640) for the quarter ended June 30, 2002.

               10.3   -       Satisfaction and Discharge of Indenture,  Release,
                              Assignment and Transfer, dated June 28, 2002, made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured
                              Notes  due 2003 -  incorporated  by  reference  to
                              Exhibit 4.10 to NL's Quarterly Report on Form 10-Q
                              (File No.  1-640) for the  quarter  ended June 30,
                              2002.

               10.4   -       Purchase   and  Sale   Agreement   (for   titanium
                              products)  between  The  Boeing  Company,   acting
                              through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001) - incorporated by reference to Exhibit No. 10.2 to TIMET's
                              Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

               10.5   -       Purchase and Sale  Agreement  between  Rolls-Royce
                              plc and Titanium Metals Corporation dated December
                              22, 1998 -  incorporated  by  reference to Exhibit
                              No. 10.3 to TIMET's  Quarterly Report on Form 10-Q
                              (File No.  0-28538) for the quarter ended June 30,
                              2002.

               10.6   -       Administrative  Settlement  for  Interim  Remedial
                              Measures, Site Investigation and Feasibility Study
                              dated July 7, 2000 between the Arkansas Department
                              of  Environmental   Quality,   Halliburton  Energy
                              Services,   Inc.,  M-I,  LLC  and  TRE  Management
                              Company -  incorporated  by  reference  to Exhibit
                              10.1 to  Tremont's  Quarterly  Report on Form 10-Q
                              (File No.  1-10126) for the quarter ended June 30,
                              2002.

               99.1   -       Certification  Pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

               99.2   -       Certification  Pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2002.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VALHI, INC.
                                     ---------------------------------
                                                (Registrant)



Date   August 13, 2002        By /s/ Bobby D. O'Brien
     -------------------         ------------------------------
                                 Bobby D. O'Brien
                                 Vice President, Chief
                                 Financial Officer and Treasurer
                                 (Principal Financial Officer)



Date   August 13, 2002        By /s/ Gregory M. Swalwell
     ------------------          ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)