Form 10-Q
period 2002-09-30
VALHI INC /DE/
filed 2002-11-15
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2002      Commission file number 1-5467




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



                                                  Yes  X      No



Number of shares of common stock outstanding on October 31, 2002: 115,118,917

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2001 and September 30, 2002               3

                 Consolidated Statements of Operations -
                  Three months and nine months ended
                  September 30, 2001 and 2002                            5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2001 and 2002          6

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2002          7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2002                   9

                 Notes to Consolidated Financial Statements             10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  23

  Item 4.        Controls and Procedures                                46

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                     48

  Item 6.        Exhibits and Reports on Form 8-K.                      49

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

              ASSETS                                 December 31,     September 30,
                                                         2001              2002

Current assets:
  Cash and cash equivalents ....................      $  154,413      $  189,690
  Restricted cash equivalents ..................          63,257          52,832
  Marketable securities ........................          18,465          17,795
  Accounts and other receivables ...............         162,310         193,057
  Refundable income taxes ......................           3,564           2,404
  Receivable from affiliates ...................             844           7,760
  Inventories ..................................         262,733         202,596
  Prepaid expenses .............................          11,252          19,232
  Deferred income taxes ........................          12,999          14,039
                                                      ----------      ----------
      Total current assets .....................         689,837         699,405
                                                      ----------      ----------
Other assets:
  Marketable securities ........................         186,549         177,562
  Investment in affiliates .....................         211,115         172,060
  Receivable from affiliate ....................          20,000          20,000
  Loans and other receivables ..................         105,940         109,927
  Mining properties ............................          12,410          13,562
  Prepaid pension costs ........................          18,411          21,991
  Unrecognized net pension obligations .........           5,901           5,901
  Goodwill .....................................         349,058         359,961
  Other intangible assets ......................           2,440           4,653
  Deferred income taxes ........................           3,818           5,237
  Other ........................................          30,109          35,048
                                                       ---------      ----------
      Total other assets .......................         945,751         925,902
                                                       ---------      ----------
Property and equipment:
  Land .........................................          28,721          30,206
  Buildings ....................................         163,995         174,081
  Equipment ....................................         569,001         634,810
  Construction in progress .....................           9,992          15,655
                                                         771,709         854,752
  Less accumulated depreciation ................         253,450         313,079
                                                      ----------      ----------
      Net property and equipment ...............         518,259         541,673
                                                      ----------      ----------
                                                      $2,153,847      $2,166,980
                                                      ==========      ==========


                          VALHI, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY             December 31,     September 30,
                                                       2001              2002

Current liabilities:
  Notes payable ..............................     $    46,201      $      --
  Current maturities of long-term debt .......          64,972           35,541
  Accounts payable ...........................         114,474           73,271
  Accrued liabilities ........................         166,488          166,823
  Payable to affiliates ......................          38,148           32,034
  Income taxes ...............................           9,578            9,789
  Deferred income taxes ......................           1,821            2,223
                                                   -----------       -----------
      Total current liabilities ..............         441,682          319,681
                                                   -----------       -----------
Noncurrent liabilities:
  Long-term debt .............................         497,215          621,361
  Accrued OPEB costs .........................          50,146           46,996
  Accrued pension costs ......................          33,823           32,321
  Accrued environmental costs ................          54,392           53,453
  Deferred income taxes ......................         268,468          280,729
  Other ......................................          32,642           31,002
                                                   -----------       -----------
      Total noncurrent liabilities ...........         936,686        1,065,862
                                                   -----------       -----------
Minority interest ............................         153,151          148,586
                                                   -----------       -----------
Stockholders' equity:
  Common stock ...............................           1,258            1,262
  Additional paid-in capital .................          44,982           47,657
  Retained earnings ..........................         656,408          631,063
  Accumulated other comprehensive income:
    Marketable securities ....................          86,654           86,469
    Currency translation .....................         (79,404)         (43,817)
    Pension liabilities ......................         (11,921)         (14,134)
  Treasury stock .............................         (75,649)         (75,649)
                                                   -----------      ------------
      Total stockholders' equity .............         622,328          632,851
                                                   -----------      ------------
                                                   $ 2,153,847      $ 2,166,980
                                                   ===========      ============



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                             Three months ended     Nine months ended
                                                September 30,          September 30,
                                             2001         2002        2001        2002

Revenues and other income:
  Net sales ...........................   $ 262,488    $ 284,110    $827,593   $ 816,908
  Other, net ..........................      16,011       12,340     123,742      44,073
                                          ---------    ---------    --------   ---------
                                            278,499      296,450     951,335     860,981
                                          ---------    ---------    --------   ---------
Costs and expenses:
  Cost of sales .......................     193,252      224,151     595,953     648,197
  Selling, general and administrative .      46,236       50,485     144,186     141,200
  Interest ............................      14,910       15,033      47,686      45,396
                                          ---------    ---------    --------   ---------

                                            254,398      289,669     787,825     834,793
                                          ---------    ---------    --------   ---------

                                             24,101        6,781     163,510      26,188
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")       3,170      (17,153)     16,172     (31,710)
  Other ...............................         (76)         (14)        446         298
                                          ---------    ---------    --------   ---------

    Income (loss) before income taxes .      27,195      (10,386)    180,128      (5,224)

Provision for income taxes (benefit) ..      11,246       (2,101)     66,921      (1,707)

Minority interest in after-tax
 earnings (losses) ....................       5,639       (1,172)     23,668         935
                                          ---------    ---------    --------   ---------

    Net income (loss) .................   $  10,310    $  (7,113)   $ 89,539   $  (4,452)
                                          =========    =========    ========   =========
Earnings per share:
  Basic ...............................   $     .09    $    (.06)   $    .78   $    (.04)
                                          =========    =========    ========   =========

  Diluted .............................   $     .09    $    (.06)   $    .77   $    (.04)
                                          =========    =========    ========   =========


Cash dividends per share ..............   $     .06    $     .06    $    .18   $     .18
                                          =========    =========    ========   =========

Shares used in the calculation of per
 share amounts:
  Basic earnings per common share .....     115,201      115,583     115,177     115,361
  Dilutive impact of outstanding
   stock options ......................         934         --           903        --
                                            -------      -------     -------     -------

  Diluted earnings per share ..........     116,135      115,583     116,080     115,361
                                            =======      =======     =======     =======



                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2001 and 2002

                                 (In thousands)



                                                            2001          2002

Net income (loss) ....................................    $ 89,539     $ (4,452)
                                                          --------     ---------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment:
    Unrealized gains (losses) arising during
     the period ......................................      (8,028)        (185)
    Less reclassification for gains included in
     net income ......................................     (33,887)        --
                                                          --------     ---------

                                                           (41,915)        (185)

  Currency translation adjustment ....................      (7,617)      35,587

  Pension liabilities adjustment .....................        (332)      (2,213)
                                                          --------     ---------

    Total other comprehensive income (loss), net .....     (49,864)      33,189
                                                          --------     ---------

      Comprehensive income ...........................    $ 39,675     $ 28,737
                                                          ========     ========


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2001 and 2002

                                 (In thousands)

                                                                 2001         2002

Cash flows from operating activities:
  Net income (loss) .......................................   $  89,539    $ (4,452)
  Depreciation, depletion and amortization ................      56,054      46,075
  Legal settlement gains, net .............................     (10,307)       --
  Insurance gain ..........................................      (4,551)       --
  Securities transaction gains, net .......................     (51,874)     (1,915)
  Proceeds from disposal of marketable securities (trading)        --         8,659
  Noncash interest expense ................................       4,893       3,057
  Deferred income taxes ...................................      16,257         463
  Minority interest .......................................      23,668         935
  Other, net ..............................................      (1,380)     (9,549)
  Equity in:
    TIMET .................................................     (16,172)     31,710
    Other .................................................        (446)       (298)
  Distributions from:
    Manufacturing joint venture ...........................       5,513       6,350
    Other .................................................       1,300         361
                                                               --------    --------
                                                                112,494      81,396


  Change in assets and liabilities:
    Accounts and other receivables ........................     (10,181)    (24,414)
    Inventories ...........................................      15,985      73,039
    Accounts payable and accrued liabilities ..............      (8,970)    (44,490)
    Accounts with affiliates ..............................      11,012      (9,056)
    Income taxes ..........................................      12,241       1,227
    Other, net ............................................     (13,768)     (6,389)
                                                               --------    --------

        Net cash provided by operating activities .........     118,813      71,313
                                                               --------    --------

Cash flows from investing activities:
  Capital expenditures ....................................     (45,248)    (28,384)
  Purchases of:
    Business unit .........................................        --        (9,149)
    NL common stock .......................................      (9,853)    (10,559)
    CompX common stock ....................................      (2,650)       --
    Tremont common stock ..................................        (198)       --
  Proceeds from disposal of marketable securities
   (available-for-sale) ...................................      16,802        --
  Loans to affiliate ......................................     (20,000)       --
  Property damaged by fire:
    Insurance proceeds ....................................      10,500        --
    Other, net ............................................      (2,100)       --
  Change in restricted cash equivalents, net ..............         838       3,045
  Other, net ..............................................        (239)      2,472
                                                               --------    --------

        Net cash used by investing activities .............     (52,148)    (42,575)
                                                               --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  Nine months ended September 30, 2001 and 2002

                                 (In thousands)

                                                            2001         2002

Cash flows from financing activities:
  Indebtedness:
    Borrowings .......................................   $  46,356    $ 331,800
    Principal payments ...............................    (101,671)    (291,254)
    Deferred financing costs paid ....................        --        (10,590)
  Loans from affiliate:
    Loans ............................................      76,666       10,914
    Repayments .......................................     (73,731)     (12,825)
  Valhi dividends paid ...............................     (20,863)     (20,893)
  Distributions to minority interest .................      (7,950)      (7,275)
  Other, net .........................................       1,217        3,154
                                                          --------     --------

      Net cash provided (used) by financing
       activities ....................................     (79,976)       3,031
                                                          --------     --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities ......     (13,311)      31,769
  Currency translation ...............................         232        3,312
  Business unit acquired .............................        --            196
Cash and equivalents at beginning of period ..........     135,017      154,413
                                                          --------     --------

Cash and equivalents at end of period ................   $ 121,938    $ 189,690
                                                         =========    =========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized .............   $  36,770    $  40,754
    Income taxes, net ................................      26,880       10,156

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents ........................   $    --      $     196
    Restricted cash ..................................        --          2,685
    Goodwill and other intangible assets .............        --          9,007
    Other noncash assets .............................        --          1,259
    Liabilities ......................................        --         (3,998)
                                                          --------     --------

    Cash paid ........................................   $    --      $   9,149
                                                         =========    =========


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2002

                                 (In thousands)


                                        Additional                 Accumulated other comprehensive income         Total
                                Common   paid-in   Retained    Marketable   Currency      Pension   Treasury   stockholders'
                                 stock   capital   earnings    securities  translation  liabilities   stock       equity

Balance at December 31, 2001    $1,258   $44,982   $ 656,408    $ 86,654    $(79,404)   $(11,921)   $(75,649)   $ 622,328

Net loss ....................     --        --        (4,452)       --          --          --          --         (4,452)

Dividends ...................     --        --       (20,893)       --          --          --          --        (20,893)

Other comprehensive income
 (loss), net ................     --        --          --          (185)     35,587      (2,213)       --         33,189

Other, net ..................        4     2,675        --          --          --          --          --          2,679
                                ------   -------   ---------    --------    --------    --------    --------    ---------
Balance at September 30, 2002   $1,262   $47,657   $ 631,063    $ 86,469    $(43,817)   $(14,134)   $(75,649)   $ 632,851
                                ======   =======   =========    ========    ========    ========    ========


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2001 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2002, and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2001 and 2002, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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


Note 2 -       Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                 September 30, 2002

  Chemicals             NL Industries, Inc.                      62%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists                90%
  Titanium metals       Tremont Group, Inc.                      80%

     Tremont Group is a holding company which owns 80% of Tremont Corporation ("Tremont") at September 30, 2002. NL owns the other 20% of Tremont Group. Tremont is also a holding company and owns an additional 21% of NL and 39% of Titanium Metals Corporation at September 30, 2002.

                                          Three months ended    Nine months ended
                                            September 30,        September 30,
                                            2001      2002      2001      2002
                                                        (In millions)

Net sales:
  Chemicals ............................   $207.0    $234.0    $653.2    $663.3
  Component products ...................     51.5      48.8     164.4     148.4
  Waste management .....................      4.0       1.3      10.0       5.2
                                           ------    ------    ------    ------
    Total net sales ....................   $262.5    $284.1    $827.6    $816.9
                                           ======    ======    ======    ======
Operating income:
  Chemicals ............................   $ 29.9    $ 26.5    $114.1    $ 67.5
  Component products ...................      4.7       1.3      17.0       5.6
  Waste management .....................     (3.1)     (2.5)    (10.7)     (6.6)
                                           ------    ------    ------    ------

    Total operating income .............     31.5      25.3     120.4      66.5

General corporate items:
  Legal settlements gains, net .........     --        --        30.7       2.4
  Securities transaction
   gains, net ..........................      1.1      --        51.9       1.9
  Interest and dividend income .........      9.3       9.0      29.0      25.9
  Foreign currency transaction gain
                                             --        --        --         6.3
  Gain on disposal of fixed assets
                                             --        --        --         1.6
  Insurance gain .......................      3.8      --         4.5      --
  Expenses, net ........................     (6.7)    (12.5)    (25.3)    (33.0)
Interest expense .......................    (14.9)    (15.0)    (47.7)    (45.4)
                                           ------    ------    ------    ------
                                             24.1       6.8     163.5      26.2
Equity in:
  TIMET ................................      3.2     (17.2)     16.2     (31.7)
  Other ................................      (.1)     --          .4        .3
                                           ------    ------    ------    ------

    Income (loss) before
     income taxes ......................   $ 27.2    $(10.4)   $180.1    $ (5.2)
                                           ======    ======    ======    ======


     During the first nine months of 2002, NL purchased shares of its common stock in market transactions for an aggregate of $10.6 million, increasing Valhi's ownership of NL to 62%. As previously reported in the 2001 Annual Report, in January 2002 NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. The pro forma impact assuming the acquisition of EWI had occurred as of January 1, 2001 is not material.

     In July 2002, Valhi proposed a merger of Valhi and Tremont pursuant to which stockholders of Tremont (including NL, to the extent of NL's ownership interest in the Tremont shares held by Tremont Group), other than Valhi, would receive shares of Valhi common stock for each Tremont share held. Tremont formed a special committee of its board of directors consisting of members unrelated to Valhi to review the proposal. The special committee retained their own independent financial and legal advisors. After performing due diligence and evaluating the merits of Valhi's proposal, the special committee and their advisors negotiated the financial and other terms of a definitive merger agreement with Valhi. In November 2002, Tremont, based upon the recommendation of their special committee, and Valhi reached an agreement on the terms of the definitive merger agreement in which, among other things, the Tremont stockholders referred to above would receive 3.4 shares of Valhi common stock for each share of Tremont common stock held in a tax-free exchange. The transaction has been approved by the board of directors of both Valhi and Tremont. The financial advisors to the special committee have issued an opinion to the special committee stating that the exchange ratio is fair, from a financial point of view, to Tremont stockholders other than Valhi and its affiliates. The transaction is subject to customary closing conditions and will require approval by a majority of the outstanding shares of Tremont. Tremont Group has indicated that it intends to vote its shares in favor of the merger. Valhi will file a registration statement with the SEC in connection with the transaction. The date of the Tremont stockholders meeting will be established as soon as practical following completion of the filing with the SEC.

     NL (NYSE: NL), CompX (NYSE: CIX), Tremont (NYSE: TRE) and TIMET (NYSE: TIE) each file periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

Note 3 -       Marketable securities:

                                                         December 31,  September 30,
                                                             2001          2002
                                                              (In thousands)

Current assets:
  Halliburton Company common stock
   (available-for-sale) ..............................     $  8,138     $  8,020
  Halliburton Company common stock (trading) .........        6,744         --
  Restricted debt securities (available-for-sale) ....        3,583        9,775
                                                           --------     --------
                                                           $ 18,465     $ 17,795
                                                           ========     ========
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................       16,121        7,204
  Other common stocks ................................          428          358
                                                           --------     --------

                                                           $186,549     $177,562
                                                           ========     ========

     At September 30, 2002, Valhi held approximately 621,000 shares of Halliburton common stock (aggregate cost of $5 million) with a quoted market price of $12.91 per share, or an aggregate market value of $8 million. Valhi's LYONs debt obligations are exchangeable at any time, at the option of the LYON holder, for such shares of Halliburton common stock, and the carrying value of such Halliburton shares is limited to the accreted LYONs obligations. At September 30, 2002, such Halliburton shares are held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares held in escrow. In October 2002, following the redemption of substantially all of the remaining LYONs, substantially all of such Halliburton shares were released to the Company from escrow and were sold in market transactions for aggregate proceeds of $9.5 million. During the first nine months of 2002, the Company sold an additional
515,000 Halliburton shares classified as trading securities in market transactions for aggregate proceeds of $8.7 million. See Notes 9 and 12.

     See the 2001 Annual Report for a discussion of the Company's investment in The Amalgamated Sugar Company LLC. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in the 2001 Annual Report, approximates their net carrying value at September 30, 2002. The aggregate cost of other noncurrent available-for-sale securities is nominal at September 30, 2002.

Note 4 -       Inventories:

                                                      December 31,     September 30,
                                                         2001              2002
                                                              (In thousands)

Raw materials:
  Chemicals ..................................         $ 79,162         $ 33,835
  Component products .........................            9,677            7,206
                                                       --------         --------
                                                         88,839           41,041
                                                       --------         --------
In process products:
  Chemicals ..................................            9,675           11,304
  Component products .........................           12,619           14,242
                                                       --------         --------
                                                         22,294           25,546
                                                       --------         --------
Finished products:
  Chemicals ..................................          117,976           97,563
  Component products .........................            8,494           11,892
                                                       --------         --------
                                                        126,470          109,455
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,130           26,554
                                                       --------         --------

                                                       $262,733         $202,596
                                                       ========         ========

Note 5 -       Accrued liabilities:

                                                     December 31,     September 30,
                                                        2001              2002
                                                            (In thousands)

Current:
  Employee benefits ..........................         $ 39,974         $ 41,841
  Environmental costs ........................           64,165           56,066
  Interest ...................................            5,162            6,720
  Deferred income ............................            9,479            9,792
  Other ......................................           47,708           52,404
                                                       --------         --------

                                                       $166,488         $166,823
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 19,182         $ 18,263
  Employee benefits ..........................            8,616            8,899
  Deferred income ............................            1,333            1,885
  Other ......................................            3,511            1,955
                                                       --------         --------

                                                       $ 32,642         $ 31,002
                                                       ========         ========


Note 6 - Accounts and other receivables:

                                                    December 31,     September 30,
                                                       2001              2002
                                                             (In thousands)

Accounts receivable ..........................       $ 166,126        $ 197,095
Notes receivable .............................           2,484            2,438
Accrued interest .............................              26              106
Allowance for doubtful accounts ..............          (6,326)          (6,582)
                                                     ---------        ---------
                                                     $ 162,310        $ 193,057
                                                     =========        =========

Note 7 - Other assets:

                                                       December 31,    September 30,
                                                          2001             2002
                                                              (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $138,428        $132,078
  TIMET ........................................          60,272          27,630
  Other ........................................          12,415          12,352
                                                        --------        --------
                                                        $211,115        $172,060
                                                        ========        ========
Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          22,718          26,612
  Other ........................................           5,706           5,753
                                                        --------        --------
                                                         108,424         112,365

  Less current portion .........................           2,484           2,438
                                                        --------        --------

  Noncurrent portion ...........................        $105,940        $109,927
                                                        ========        ========

Other noncurrent assets:
  Deferred financing costs .....................        $  1,120        $ 10,268
  Restricted cash equivalents ..................           4,713           5,014
  Waste disposal operating permits .............           2,527           1,947
  Refundable insurance deposits ................           1,609           1,864
  Other ........................................          20,140          15,955
                                                        --------        --------

                                                        $ 30,109        $ 35,048
                                                        ========        ========

     The Company's equity in losses of TIMET in the third quarter of 2002 includes a $15.7 million impairment provision for an other than temporary decline in the value of Tremont's investment in TIMET. In determining the amount of the impairment charge, Tremont considered, among other things, recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. At September 30, 2002, Tremont held 12.3 million shares of TIMET common stock with a quoted market price of $1.66 per share, or an aggregate of $20 million. At September 30, 2002, TIMET reported total assets of $582.4 million and stockholders' equity of $205.6 million. TIMET's total assets at September 30, 2002 include current assets of $278.8 million, property and equipment of $258.6 million and other intangible assets of $8.4 million. TIMET's total liabilities at September 30, 2002 include current liabilities of $111.3 million, long-term debt of $10.5 million, accrued OPEB and pension costs of $35.9 million and convertible preferred securities of $201.2 million. During the first nine months of 2002, TIMET reported net sales of $281.5 million, an operating loss of $16.1 million and a loss before cumulative effect of change in accounting principle of $57.6 million (first nine months of 2001 - net sales of $370.5 million, operating income of $56.8 million and net income of $30.3 million).

Note 8 - Goodwill and other intangible assets:

        Goodwill.

                                                           Operating segment
                                                              Component
                                                 Chemicals     products     Total
                                                            (In millions)

Balance at December 31, 2001 ................      $307.2      $ 41.9     $349.1

Goodwill acquired during the period .........         9.9        --          9.9
Changes in foreign exchange rates ...........        --           1.0        1.0
                                                   ------      ------     ------
Balance at September 30, 2002 ...............      $317.1      $ 42.9     $360.0
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

        Other intangible assets.

                                                           December 31, September 30,
                                                              2001         2002
                                                                 (In millions)

Patents:
  Cost .............................................          $3.4          $3.5
  Less accumulated amortization ....................           1.0           1.2
                                                              ----          ----
    Net ............................................           2.4           2.3
                                                              ----          ----
Customer list:
  Cost .............................................           --            2.6
  Less accumulated amortization ....................           --             .3
                                                              ----          ----

    Net ............................................           --            2.3
                                                              ----          ----

                                                              $2.4          $4.6
                                                              ====          ====

     The patent intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 2. The patent intangible asset was, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 10.5 years remaining at September 30, 2002), with no assumed residual value at the end of the life of the patents. The customer list intangible asset will be amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 6.3 years remaining at September 30, 2002), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $180,000 and $460,000 in the first nine months of 2001 and 2002, respectively, and amortization expense of intangible assets is expected to be approximately $620,000 in each of calendar 2002 through 2006.

Note 9 - Notes payable and long-term debt:

                                                         December 31,  September 30,
                                                            2001          2002
                                                              (In thousands)

Notes payable -
  Kronos - non-U.S. bank credit agreements .........      $ 46,201      $   --
                                                          ========      ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ......................      $250,000      $250,000
    LYONs ..........................................        25,472        27,256
    Bank credit facility ...........................        35,000        35,000
    Other ..........................................         2,880         2,880
                                                          --------      --------

                                                           313,352       315,136
                                                          --------      --------

  Subsidiaries:
    NL Senior Secured Notes ........................       194,000          --
    Kronos International:
      Senior Secured Notes .........................          --         278,673
      Bank credit facility .........................          --          26,993
    CompX bank credit facility .....................        49,000        31,000
    Valcor Senior Notes ............................         2,431         2,431
    Other ..........................................         3,404         2,669
                                                          --------      --------

                                                           248,835       341,766
                                                          --------      --------

                                                           562,187       656,902

  Less current maturities ..........................        64,972        35,541
                                                          --------      --------

                                                          $497,215      $621,361
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

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new three-year euro 80 million revolving bank credit facility. Borrowings under this facility were used in part to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be demoninated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The new KII bank credit agreement is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The new KII bank credit agreement contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity.

     In March 2002, NL redeemed $25 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand. In addition, NL used a portion of the net proceeds from the issuance of the KII Senior Secured Notes to redeem in full the remaining $169 million principal amount of the NL Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense.

     In September 2002, certain of NL's U.S. subsidiaries entered into a new three-year $50 million revolving credit facility (nil outstanding at September 30, 2002) collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.

     In October 2002, holders representing substantially all of the Company's LYONs exercised their right to require the Company to redeem their LYONs for a cash redemption price of $27.3 million. Funds to pay the redemption price were provided by borrowings under Valhi's bank credit agreement, the maturity date of which was extended to October 31, 2003 in November 2002. Accordingly, both the LYONs and Valhi's revolving bank credit facility are classified as noncurrent debt at September 30, 2002. Also in November 2002, the size of Valhi's bank credit facility was reduced from $72.5 million to $70 million. In November 2002, the Company called the remaining normal amount of LYONs for redemption in December 2002.

Note 10 - Accounts with affiliates:

                                                        December 31,   September 30,
                                                            2001           2002
                                                              (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .............       $  --         $ 7,185
  TIMET ............................................           677            43
  Other ............................................           167           532
                                                           -------       -------
                                                           $   844       $ 7,760
                                                           =======       =======
Noncurrent receivable from affiliate -
 loan to Contran family trust ......................       $20,000       $20,000
                                                           =======       =======

Payables to affiliates:
  Valhi demand loan from Contran ...................       $24,574       $22,663
  Income taxes payable to Contran ..................         6,410          --
  Louisiana Pigment Company ........................         6,362         8,377
  Contran - trade items ............................           501           932
  TIMET ............................................           286          --
  Other, net .......................................            15            62
                                                           -------       -------

                                                           $38,148       $32,034
                                                           =======       =======

Note 11 - Provision for income taxes (benefit):

                                                                Nine months ended
                                                                  September 30,
                                                                2001         2002
                                                                  (In millions)

Expected tax expense (benefit) ..........................      $63.0       $(1.8)
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies ..........        2.7         (.2)
Non-U.S. tax rates ......................................       (4.8)       (1.3)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ...............................       (2.1)         .9
No tax benefit for goodwill amortization ................        4.4        --
U.S. state income taxes, net ............................        2.7          .3
Other, net ..............................................        1.0          .4
                                                               -----       -----
                                                               $66.9       $(1.7)
                                                               =====       =====
Comprehensive provision for income taxes
 (benefit) allocated to:
  Net income (loss) .....................................      $66.9       $(1.7)
  Other comprehensive income:
    Marketable securities ...............................      (22.5)        (.2)
    Currency translation ................................       (1.3)        2.7
    Pension liabilities .................................        (.3)       (1.5)
                                                               -----       -----

                                                               $42.8       $ (.7)
                                                               =====       =====

Note 12 -      Other income:

                                                              Nine months ended
                                                                September 30,
                                                           2001            2002
                                                               (In thousands)

Securities earnings:
  Dividends and interest ........................        $ 29,045        $25,866
  Securities transaction gains, net .............          51,874          1,915
                                                         --------        -------
                                                           80,919         27,781

Legal settlement gains, net .....................          30,723          2,360
Noncompete agreement income .....................           3,000          3,000
Currency transactions, net ......................             543          4,583
Pension settlement gain .........................            --              677
Insurance gain ..................................           4,551           --
Other, net ......................................           4,006          5,672
                                                         --------        -------

                                                         $123,742        $44,073
                                                         ========        =======

     The securities transaction gains in 2002 are discussed in Note 3. The legal settlement gains in 2002 relates to NL's settlement with certain additional former insurance carriers from whom NL had been seeking reimbursement for legal defense expenditures and indemnity coverage claims. The pension settlement gain relates to a defined benefit plan previously sponsored by CompX in the Netherlands. The net currency transaction gain in 2002 includes $6.3 million related to the extinguishment of certain intercompany indebtedness of NL.


Note 13 - Minority interest:

                                                    December 31,        September 30,
                                                        2001               2002
                                                            (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 68,566           $ 67,946
Tremont Corporation ......................             32,610             27,384
CompX International ......................             44,767             44,944
Subsidiaries of NL .......................              7,208              8,312
                                                     --------           --------
                                                     $153,151           $148,586
                                                     ========           ========

                                                           Nine months ended
                                                            September 30,
                                                        2001              2002
                                                            (In thousands)

Minority interest in net earnings (losses):
NL Industries .............................           $15,562           $ 5,074
Tremont Corporation .......................             4,500            (5,975)
CompX International .......................             2,653               752
Subsidiaries of NL ........................               953             1,084
                                                      -------           -------
                                                      $23,668           $   935
                                                      =======           =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at September 30, 2002.

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

     As discussed in Note 8, the Company has assigned its goodwill to three reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of NL in total. Goodwill attributable to the component products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic products and slide products operations. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the NL reporting unit, the Company will consider quoted market prices for NL common stock, as adjusted for an appropriate control premium. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the two CompX reporting units.

     The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. In accordance with the requirements of SFAS No. 142, the Company will review the goodwill of its three reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's impairment review completed during the third quarter of 2002.

     As shown in the following table, the Company would have reported net income of $101.3 million, or $.87 per diluted share, in the first nine months of 2001 ($14.2 million, or $.12 per diluted share, in the third quarter of 2001) if the goodwill amortization included in the Company's reported net income had not been recognized.

                                           Three months ended   Nine months ended
                                              September 30,        September 30,
                                              2001      2002     2001       2002
                                           (In millions, except per share amounts)

Net income (loss) as reported ...........   $  10.3   $  (7.1) $  89.5    $  (4.4)
Adjustments:
  Goodwill amortization .................       4.2      --       12.7       --
  Incremental income taxes ..............      --        --        (.1)      --
  Minority interest in goodwill
   amortization .........................       (.3)     --        (.8)      --
                                            -------   -------  -------    -------
    Adjusted net income (loss) ..........   $  14.2   $  (7.1) $ 101.3    $  (4.4)
                                            =======   =======  =======    =======
Diluted net income (loss) per share
 as reported ............................   $   .09   $  (.06) $   .77    $  (.04)
Adjustments:
  Goodwill amortization .................       .04      --        .11       --
  Incremental income taxes ..............      --        --       --         --
  Minority interest in goodwill
   amortization .........................      (.01)     --       (.01)      --
                                            -------   -------  -------    -------

    Adjusted diluted net income
     (loss) per share ...................   $   .12   $  (.06) $   .87    $  (.04)
                                            =======   =======  =======    =======


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

     Debt extinguishment gains and losses. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and are now reported as a component of income before extraordinary item.

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

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported a net loss of $7.1 million, or $.06 per diluted share, in the third quarter of 2002 compared to net income of $10.3 million, or $.09 per diluted share, in the third quarter of 2001. Excluding the effects of the items discussed below, the Company would have reported net income of $900,000 in the third quarter of 2002 compared to net income of $11.8 million in the third quarter of 2001. For the first nine months of 2002, the Company reported a net loss of $4.4 million, or $.04 per diluted share, compared to net income of $89.5 million, or $.77 per diluted share, in the first nine months of 2001. Excluding the effects of the items discussed below, the Company would have reported net income of $1.9 million in the first nine months of 2002 compared to net income of $39.5 million in the first nine months of 2001.

     The Company's equity in losses of TIMET in the third quarter of 2002 includes a $15.7 million impairment provision ($8 million net of income taxes and minority interest) related to Tremont's impairment provision for an other than temporary decline in the value of its investment in TIMET. The Company's equity in losses of TIMET in the first nine months of 2002 includes losses in the first quarter of $10.6 million ($5.4 million net of income taxes and minority interest), related to the Company's pro-rata share of TIMET's $27.5 million impairment charge for an other than temporary decline in value of certain preferred securities held by TIMET. Legal settlement gains in the first nine months of 2002 of $2.4 million ($1.2 million, net of income taxes and minority interest, respectively) related to prior-quarter legal settlements with certain of NL's former insurance carriers, and securities transactions gains in the first nine months of 2002 of $1.9 million ($1.2 million net of income taxes) related to the first quarter disposal of certain shares of Halliburton Company common stock held by the Company. Currency transaction gains in the first nine months of 2002 included a gain that occurred during the second quarter of 2002 of $6.3 million ($4.7 million net of income taxes and minority interest) related to the extinguishment of certain intercompany indebtedness of NL. Net securities transaction gains in the third quarter and first nine months of 2001 of $1.1 million and $51.9 million, respectively ($700,000 and $33.9 million, respectively, net of income taxes and minority interest) related principally to the disposal of additional Halliburton shares. Insurance gains in the third quarter and first nine months of 2001 of $3.8 million and $4.5 million, respectively ($1.8 million and $2.0 million, respectively, net of income taxes and minority interest) related to insurance recoveries received by NL resulting from the March 2001 fire at one of NL's facilities, as insurance recoveries exceeded the carrying value of the property destroyed and clean-up costs incurred. The Company's equity in earnings of TIMET in the first nine months of 2001 included earnings in the second quarter of $15.7 million ($7.5 million net of income taxes and minority interest) related to TIMET's previously-reported settlement with Boeing. The Company's results in the first nine months of 2001 included the previously-reported first quarter legal settlement gains aggregating $30.7 million ($18.4 million net of income taxes and minority interest).

     As discussed in Note 14 to the Consolidated Financial Statements, beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported net income of approximately $14.2 million in the third quarter of 2001 and approximately $101.3 million in the first nine months of 2001, or about $3.9 million and $11.8 million higher, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $11.8 million difference in the first nine months of 2001, approximately $10.8 million and $1.9 million relates to amortization of goodwill attributable to the Company's chemicals and component products operating segments, respectively, approximately $100,000 relates to incremental income taxes and approximately $800,000 relates to minority interest associated with the goodwill amortization recognized by certain of the Company's less-than-wholly-owned subsidiaries.

     Total operating income in the third quarter and first nine months of 2002 was lower as compared to the same periods in 2001 due to lower chemicals earnings at NL and lower component products earnings at CompX, offset in part by lower waste management operating losses at Waste Control Specialists.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission including, but not limited to, future supply and demand for the Company's products, the extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry), the cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations), the impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs), customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET), changes in raw material and other operating costs (such as energy costs), the possibility of labor disruptions, general global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2), competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, competitive technology positions, the introduction of trade barriers, fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Canadian dollar), operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions), recoveries from insurance claims and the timing thereof, potential difficulties in integrating completed acquisitions, the ability of the Company to renew or refinance credit facilities, uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products), environmental matters (such as those requiring emission and discharge standards for existing and new facilities), government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products), the ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET) and possible future litigation. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of changes in information, future events or otherwise.

Chemicals

     Selling prices for titanium dioxide pigments ("TiO2"), NL's principal product, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the third quarter of 2002. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                         Three months ended                     Nine months ended
                                           September 30,             %            September 30,            %
                                        2001            2002       Change        2001         2002       Change
                                                    (In millions, except percentages)

Net sales                               $207.0         $234.0        +13%      $653.2         $663.3        +2%
Operating income                          29.9           26.5        -11%       114.1           67.5       -41%


     Chemicals operating income declined in the third quarter and first nine months of 2002 compared to the same periods of 2001 due primarily to lower average selling prices for titanium dioxide pigments ("TiO2"), offset in part by higher TiO2 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in the third quarter of 2002 were 7% lower than the third quarter of 2001, and were 12% lower in the first nine months of 2002 compared to the same period in 2001. While NL's average TiO2 selling prices had generally been declining during all of 2001 and the first quarter of 2002, and were flat during the second quarter of 2002, average TiO2 selling prices increased during the third quarter of the year. NL's average TiO2 selling prices in the third quarter of 2002 were 3% higher compared to the second quarter of the year, with increases in all major markets.

     NL's TiO2 sales volumes in the third quarter of 2002 were 14% higher than the third quarter of 2001, with higher volumes in European and North American markets and lower volumes in export markets. NL's TiO2 sales volumes in the first nine months of 2002 were 13% higher than the first nine months of 2001. NL's TiO2 production volumes in the third quarter of 2002 were 7% higher than the third quarter of 2001, with operating rates near full capacity in 2002. NL's TiO2 production volumes in the first nine months of 2002 were 6% higher compared to the same period in 2001. The increases in NL's TiO2 sales and production volumes in 2002 were due in part to the effect of the previously-reported fire at NL's Leverkusen, Germany TiO2 facility in March 2001, as well as in part due to customer restocking their inventory levels in 2002 in advance of previously-announced TiO2 price increases. As previously reported, NL settled its insurance claim related to the Leverkusen fire during the fourth quarter of 2001. NL recognized $19.3 million of business interruption insurance proceeds during the fourth quarter of 2001, of which $16.6 million was attributable to recovery of unallocated period costs and lost margin related to the first, second and third quarters of 2001.

     The damages to property and the business interruption losses caused by the previously-reported Leverkusen fire were covered by insurance. Chemicals operating income in the third quarter and first nine months of 2001 include $3 million and $8 million, respectively, of business interruption insurance proceeds as partial payments for losses caused by the fire.

     In January 2002, NL announced price increases in all major markets of approximately 5% to 8% above existing December 2001 prices, a portion of which NL realized in the second and third quarters of 2002. In May 2002, NL announced a second round of price increases in all major markets of approximately 7% to 11% above June 2002 prices. Assuming demand for TiO2 remains at reasonable levels, NL expects to achieve further price improvement in the fourth quarter of this year, but the extent to which NL can realize any price increases during the remainder of 2002 will depend on economic and competitive conditions. Because TiO2 prices were generally declining during all of 2001 and the first quarter of 2002, NL believes that its average TiO2 selling prices in 2002 will be significantly below its average 2001 prices, even if price increases continue to be realized. NL expects its TiO2 sales and production volumes in 2002 should be higher as compared to 2001, in part due to the effects in 2001 of the previously-reported fire at its Leverkusen, Germany facility. NL expects its sales volumes in 2002 will exceed its production volumes. While NL expects its TiO2 sales volumes in the fourth quarter of 2002 will be seasonally lower than the third quarter of this year, NL expects its sales volumes in the fourth quarter of 2002 will exceed its sales volumes in the fourth quarter of 2001. Overall, NL expects its TiO2 operating income in 2002 will be significantly lower than 2001, primarily due to lower average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL has substantial operations and assets located outside the United States (principally Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) in the third quarter of 2002 decreased 2% compared to the third quarter of 2001, and decreased 11% during the first nine months of 2002. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter and first nine months of 2002 by approximately $14 million and $10 million, respectively, as compared to the same periods in 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher during 2002 as compared to 2001. Overall, the net impact of currency exchange rate fluctuations increased TiO2 operating income by $2.2 million in the third quarter of 2002 compared to the third quarter of 2001, and slightly decreased operating income in the first nine months of 2002 compared to the same period in 2001.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $19.2 million in the first nine months of 2001 and approximately $9.0 million in the first nine months of 2002 as compared to amounts separately reported by NL. The decline from 2001 to 2002 in such additional non-cash expenses relates primarily to ceasing to periodically amortize goodwill beginning in 2002 (the 2001 amount included $10.8 million related to goodwill amortization). See Note 14 to the Consolidated Financial Statements.

Component Products

                                         Three months ended                     Nine months ended
                                           September 30,             %            September 30,            %
                                        2001            2002       Change        2001         2002       Change
                                                    (In millions, except percentages)

Net sales                               $51.5          $48.8          -5%      $164.4         $148.4       -10%
Operating income                          4.7            1.3         -71%        17.0            5.6       -67%


     Component products sales and operating income decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 due to continued weak demand for CompX's component products sold to the office furniture market resulting from the continued weak economic conditions in the manufacturing sectors in North America and Europe. Sales of slide and ergonomic products decreased 6% and 18%, respectively, in the third quarter of 2002 compared to the third quarter of 2001, with year-to-date declines of 13% and 19%, respectively. While sales of security products increased 2% in the third quarter of 2002 compared to the same period in 2001, in part due to price increases implemented in July 2002, sales of security products were down 2% in the first nine months of 2002 compared to the same period in 2001 due primarily to lower volumes. Operating income comparisons were negatively impacted by increases in certain raw material costs, primarily steel, as well as the adverse impact of reduced selling prices primarily with respect to slide products resulting from competitive pressures. Operating income comparisons were favorably impacted by ceasing to periodically amortize goodwill, which amounted to approximately $600,000 and $1.9 million in the third quarter and first nine months of 2001, respectively (none in 2002), as well as the impact of certain cost reductions that were implemented. See Note 14 to the Consolidated Financial Statements.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. Excluding the effect of currency, component products sales decreased 6% in the third quarter of 2002 as compared to the same period in 2001, and operating income decreased 72%. Excluding the effect of currency, component products sales decreased 9% in the first nine months of 2002 as compared to the same period in 2001, and operating income decreased 62%.

     CompX currently expects to record a pre-tax charge in the fourth quarter of 2002 of between $1.7 million and $2.2 million, the majority of which will be non-cash in nature, related to the retooling of one if its manufacturing facilities. The cost savings resulting from this retooling are currently expected to begin to be reflected in CompX's operating results in the first quarter of 2003. CompX is also finalizing a plan to consolidate its two Canadian facilities into one facility. A final decision on implementing this activity is expected prior to the end of 2002, and if implemented such consolidation would be expected to be substantially completed by the end of the first quarter of 2003. CompX is also reviewing other facility rationalizations. These activities could result in charges for asset impairment and other related costs in addition to the charge referred to above.

     CompX currently expects that soft market conditions will continue in the office furniture market, the primary end-use market for CompX's products. As a result, sales volumes are expected to remain at depressed levels for at least the remainder of the first half of 2003, and competitive pricing pressures are also expected to continue. In addition, the worldwide steel price increase that followed the steel tariff imposed this year by the United States government is expected to continue to negatively impact component products margins on CompX's slide and ergonomic products, where steel is the primary raw material. CompX has initiated price increases on certain products and will continue to focus on cost improvement initiatives in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships to improve its operating results.


Waste Management

                                                  Three months ended                   Nine months ended
                                                     September 30,                       September 30,
                                                 2001             2002                2001           2002
                                                                       (In millions)

Net sales                                       $  4.0          $  1.3             $ 10.0            $ 5.2
Operating loss                                    (3.1)           (2.5)             (10.7)            (6.6)

     Waste Control Specialists' sales decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 due primarily to the effect of weak demand for its waste management services. Waste management's operating losses declined during 2002 as the effect of certain cost controls implemented in 2002 more than offset the effects of the decline in sales.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. The waste management industry currently is experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also has resulted in weak demand for Waste Control Specialists waste management services. These factors have led to reduced demand and increased downward price pressure for waste management services. While Waste Control Specialists' believes its broad range of permits for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of a broad range of low-level and mixed radioactive wastes.

     Waste Control Specialists is continuing its attempts to increase its sales volumes from waste streams that conform to permits it currently has in place. Waste Control Specialists is also continuing to identify certain waste streams, and attempt to obtain modifications to its current permits, that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. Depending on the form of the transaction that any such strategic alternative might take, there can be no assurance that the Company would not report a loss with respect to such a transaction.

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

                                           Three months ended  Nine months ended
                                             September 30,       September 30,
                                             2001       2002    2001      2002
                                                        (In millions)

TIMET historical:
  Net sales .............................   $126.4    $ 82.8   $370.5    $281.5
                                            ======    ======   ======    ======
  Operating income (loss):
    Boeing settlement, net ..............   $ --      $ --     $ 62.7    $ --
    Fixed asset impairment ..............     --        --      (10.8)     --
    Tungsten accrual ....................     --        --       (3.8)     --
    Boeing take-or-pay income ...........     --        10.5     --        12.7
    Other, net ..........................      9.9     (14.8)     8.7     (28.8)
                                             -----     -----    -----    ------
                                               9.9      (4.3)    56.8     (16.1)
  Impairment of convertible
   preferred securities .................     --        --       --       (27.5)
  Other general corporate, net ..........      1.3       (.9)     5.3      (1.7)
  Interest expense ......................      (.7)      (.9)    (3.3)     (2.4)
                                             -----     -----    -----    ------
                                              10.5      (6.1)    58.8     (47.7)

  Income tax benefit (expense) ..........     (3.7)       .5    (20.7)      1.3
  Minority interest .....................     (2.5)     (3.5)    (7.8)    (11.2)
                                             -----     -----    -----    ------

    Income (loss) before cumulative
     effect of change in accounting
     principle ..........................   $  4.3    $ (9.1)  $ 30.3    $(57.6)
                                            ======    ======   ======    ======

Equity in earnings (losses)
 of TIMET ...............................   $  3.2    $(17.2)  $ 16.2    $(31.7)
                                            ======    ======   ======    ======


     Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 2002, after considering what it believes to be all relevant factors, including, among other things, TIMET's recent NYSE stock prices, and TIMET's operating results, financial position, estimated asset values and prospects, Tremont recorded a $15.7 million impairment provision for an other than temporary decline in value of its investment in TIMET. Such impairment provision is reported as part of the Company's equity in losses of TIMET in the third quarter of 2002. After that writedown, at September 30, 2002, Tremont's net carrying value of its investment in TIMET was $2.25 per share compared to a NYSE market price at that date of $1.66 per share. In determining the amount of the impairment charge, Tremont considered, among other things, recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. Tremont will continue to monitor and evaluate the value of its investment in TIMET. In the event Tremont determines any further decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, Tremont would report an additional write-down at that time.

     Excluding the effect of TIMET's previously-reported legal settlement with Boeing, its impairment charge related to certain equipment, its accruals for the tungsten matter discussed below and the effect of the Boeing take-or-pay income, TIMET reported lower sales and worse operating results in the third quarter and first nine months of 2002 compared to the same periods in 2001. During the third quarter of 2002, TIMET's mill and melted products sales volumes decreased 33% and 54%, respectively, compared to the same period in 2001. During the first nine months of 2002, TIMET's mill products sales volumes decreased 26% compared to the same period in 2001, and its sales volumes of melted products decreased 45%. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, TIMET's average selling prices for mill products in the third quarter of 2002 were 1% lower compared to the third quarter of 2001, while selling prices for its melted products decreased 5%. TIMET's average selling prices for mill products in the first nine months of 2002 were 4% higher compared to the same period in 2001, while selling prices for its melted products increased 2%. TIMET's operating income comparisons were favorably impacted by TIMET ceasing to periodically amortize goodwill recognized on its separate-company books, which amounted to approximately $1.1 million and $3.5 million in the third quarter and first nine months of 2001 (none in 2002).
TIMET's results in 2002 were negatively impacted by an increase in TIMET's provision for excess inventories and severance costs related to TIMET's program to reduce its global employment levels. TIMET's operating income comparisons were also negatively impacted in 2002 by lower operating rates in 2002, with estimated capacity utilization declining from 85% to 45% in the third quarter of 2002 compared to the third quarter of 2001 (year-to-date decline from 75% to 55%).

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing has advanced TIMET $28.5 million for 2002, and Boeing is required to advance TIMET $28.5 million annually from 2003 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 1.2 million pounds during the first nine months of 2002 (including 300,000 pounds during the third quarter) and TIMET's contractual maximum obligation of delivering 3 million pounds during the remainder of 2002, TIMET recognized income of $10.5 million and $12.7 million in the third quarter and first nine months of 2002, respectively, related to the take-or-pay provisions for the 3.3 million pounds of material that TIMET is no longer obligated to provide to Boeing under the agreement. TIMET currently expects to recognize about $10 million of additional income during the fourth quarter of 2002 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's results in the first nine months of 2002 also includes a $27.5 million first quarter provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). In addition, TIMET's effective income tax rate in the 2002 periods varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. losses under the "more-likely-than-not" recognition criteria.

     As previously reported, in March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET accrued $3.3 million during 2001, and an additional $200,000 during the second quarter of 2002, for its best estimate of the most likely amount of loss it will incur with respect to this matter. However, it does not represent the maximum possible loss, which TIMET is not presently able to estimate, and the amount accrued may be periodically revised in the future as more facts become known. As of September 30, 2002, TIMET has received claims aggregating approximately $5 million, and TIMET had settled claims totaling $500,000. Pending claims are being investigated and negotiated, and TIMET believes certain of the claims are without merit and can be settled for less than the amount of the claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of September 30, 2002.

     The economic slowdown that began in 2001 in the economies of the U.S. and other regions of the world combined with the events of September 11, 2001 have resulted in the major commercial airframe and jet engine manufacturers substantially reducing their forecast of engine and aircraft deliveries over the next few years and their production levels in 2002. TIMET expects that aggregate industry mill product shipments will decrease in 2002 by approximately 18% to about 45,000 metric tons and that demand for mill products for the commercial aerospace sector could decline by up to 40% in 2002, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption. Based on The Airline Monitor's July 2002 forecast and TIMET's projected changes in supply chain inventory levels, TIMET anticipates a cyclical trough in titanium demand may occur in 2003 with a gradual recovery beginning thereafter. Adverse world events, including terrorist activities and conflicts in the Middle East or elsewhere, could have a significant adverse impact on the financial health of commercial airlines and economic growth in the U.S. and other regions of the world. Any such events, which are not contemplated in TIMET's outlook, could prolong and exacerbate the current commercial aerospace slowdown.

     Although the current business environment makes it particularly difficult to predict TIMET's future financial performance, TIMET expects its sales revenue for the fourth quarter of 2002 to range between $75 million and $85 million. Mill product sales volumes are expected to be about 2,200 metric tons with melted product shipments of about 700 metric tons. Interest expense should be about $1 million while minority interest on TIMET's Convertible Preferred Securities should approximate $3.3 million. With these estimates, TIMET expects an operating loss in the fourth quarter of 2002 before special items of between $5 million and $10 million, and a net loss before special items of between $10 million and $15 million.

     TIMET expects its sales for all of 2002 will range from $360 million to $370 million, reflecting the combined effects of decreases in sales volumes, softening of market selling prices and changes in customer and product mix. Mill product sales volumes are expected to decline approximately 25% relative to 2001 to about 9,000 metric tons, and melted product sales volumes are expected to decline by 40% to about 2,600 metric tons. The sales volumes decline in 2002 is principally driven by an anticipated reduction in TIMET's commercial aerospace sales volumes of about 40% compared to 2001, partly offset by sales volume growth to other markets. TIMET expects its selling prices on new orders for titanium products will continue to soften throughout the remainder of 2002. Overall, TIMET currently expects to report an operating loss before special items for all of 2002 of between $25 million and $30 million in 2002, and a net loss before special items of between $45 million and $50 million.

     As a consequence of uncertainties surrounding both the titanium and commercial aerospace industries and broader economic conditions, TIMET believes assessments of the recoverability of its long-lived assets, that may also result in special charges for asset impairments, could occur in the balance of 2002. Such potential future charges, if any, could be material to TIMET.

     TIMET's outlook for 2003 is for a continuing difficult business environment reflecting the severe downturn in the commercial aerospace industry and sluggish economy. The commercial aerospace sector is the major source of demand for TIMET's products. Although workforce reduction actions undertaken by TIMET in 2002 are expected to result in annual savings of between $12 million and $15 million, TIMET's early expectations are that its sales and financial results during 2003 may be similar to 2002. However, TIMET is conscious of the meaningful risks posed by the continuing war on terrorism, and potential conflicts in the Middle East, Iraq and elsewhere. These and other adverse world events could prolong and exacerbate the downturn in the commercial aerospace industry and have broader economic consequences.

     In addition to its agreement with Boeing, TIMET has long-term supply agreements with certain other major aerospace customers, including, but not limited to, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years of the contract term. Generally, the agreements require TIMET's service and product performance to meet specified criteria, and also contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the agreements may be terminated early. Additionally, under a group of related agreements (which group represents approximately 15% of TIMET's 2001 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that agreement would continue on a non-agreement basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

     In September 2002, TIMET entered into a long-term agreement, effective from January 1, 2002 through December 31, 2007, for the purchase of titanium sponge. This agreement replaced and superceded a previous agreement entered into in by TIMET in 1997. The new agreement requires annual minimum purchases by TIMET of approximately $10 million.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2002 compared to the same period in 2001 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Legal settlement gains. The legal settlement gains in the first nine months of 2002 relate to NL's settlements with certain former insurance carriers. See
Note 12 to the Consolidated Financial Statements. These settlements, similar to certain previously-reported NL legal settlements recognized during 2000 and 2001, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation insurance coverages are expected.

     Securities  transactions.  Securities  transactions gains in the first nine months of 2002 relate to the first quarter disposal of certain shares of Halliburton Company common stock held by the Company that were classified as trading securities. See Notes 3 and 12 to the Consolidated Financial Statements. The remaining Halliburton shares held by the Company at September 30, 2002 were held in escrow for the benefit of the holders of the Company's LYONs debt obligation, which are exchangeable at any time, at the option of the holder, for such Halliburton shares. In October 2002, following the redemption of substantially all of the remaining LYONs, substantially all of such Halliburton shares were released to the Company from escrow and were sold in market transactions aggregate proceeds of $9.5 million. The Company expects to report a securities transaction gain in the fourth quarter of 2002 of $4.5 million related to the sale of these Halliburton shares.

     Other general corporate income items. The $6.3 million foreign currency transaction gain in the second quarter of 2002 relates to the extinguishment of certain intercompany indebtedness of NL. The gain on disposal of fixed assets relates to the sale of certain real estate held by Tremont.

     General corporate expenses. Net general corporate expenses in the third quarter and first nine months of 2002 were higher than the same periods in 2001, as higher environmental and legal expenses of NL were only partially offset by the effect of lower compensation-related expenses of Tremont. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in the first quarter of 2003 ($3 million recognized in the first nine months of 2001 and 2002). See Note 12 to the Consolidated Financial Statements. Net general corporate expenses in the remainder of 2002 are currently expected to continue to be somewhat higher compared to the same periods in 2001.

     Interest expense. Interest expense in the first nine months of 2002 includes $2.0 million related to the second quarter loss on the early extinguishment of NL's Senior Secured Notes. See Note 9 to the Consolidated Financial Statements. Interest expense declined in the first nine months of 2002 compared to the same periods in 2001 due primarily to lower average levels of outstanding indebtedness as well as lower average U.S. variable interest rates. Assuming interest rates do not increase significantly from year-end 2001 levels, interest expense in the remainder of 2002 is currently expected to continue to be somewhat lower compared to the same periods in 2001 due to lower anticipated interest rates on variable-rate borrowings in the U.S. and a lower average level of outstanding debt.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic mix of the Company's pre-tax earnings can result in fluctuations in the effective income tax rate. In addition, the absolute level of pre-tax earnings can impact the Company's effective income tax rate due to income items included in pre-tax earnings which are not subject to tax or expense items for which there is no tax benefit.

     During the first nine months of 2002, NL reduced its deferred income tax asset valuation allowance by approximately $2.7 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In this regard, no income tax was recognized on NL's $6.3 million general corporate foreign currency transaction gain, as NL offset such income tax by utilizing certain income tax attributes, the benefit of which had not previously been recognized. During the first nine months of 2002, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $3.6 million primarily because Tremont concluded certain tax attributes do not currently meet the "more-likely-than-not" recognition criteria.

     As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 impacted the Company's overall effective income tax rate in 2002 as compared to 2001.

     At September 30, 2002, NL had the equivalent of approximately $371 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on utilization of income tax loss carryforwards, that as proposed would become effective January 1, 2003. Since NL has provided a deferred income tax asset valuation allowance against substantially all of these German tax loss carryforwards, any limitation on NL's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on NL's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on NL's ability to fully utilize its German income tax loss carryforwards, which would significantly affect the Company's future income tax expense and future German income tax payments. NL does not currently expect any enactment of these proposals would occur prior to January 1, 2003.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first nine months of 2001 and 2002.

     In July 2002, Valhi proposed a merger of Valhi and Tremont pursuant to which stockholders of Tremont (including NL, to the extent of NL's ownership interest in the Tremont shares held by Tremont Group), other than Valhi, would receive shares of Valhi common stock for each Tremont share held. See Note 2 to the Consolidated Financial Statements. Tremont formed a special committee of its board of directors consisting of directors unrelated to Valhi to review the proposal. The special committee retained their own independent financial and legal advisors. After performing due diligence and evaluating the merits of Valhi's proposal, the special committee and their advisors negotiated the financial and other terms of a definitive merger agreement with Valhi. In November 2002, Tremont, based upon the recommendation of their special committee, and Valhi reached an agreement on the terms of the definitive merger agreement in which, among other things, the Tremont stockholders referred to above would receive 3.4 shares of Valhi common stock for each share of Tremont common stock held in a tax-free exchange. The transaction has been approved by the board of directors of both Valhi and Tremont. The financial advisors to the special committee have issued an opinion to the special committee stating that the exchange ratio is fair, from a financial point of view, to Tremont stockholders other than Valhi and its affiliates. The transaction is subject to customary closing conditions and will require approval by a majority of the outstanding shares of Tremont. Tremont Group has indicated that it intends to vote its shares in favor of the merger. Valhi will file a registration statement with the SEC in connection with the transaction. The date of the Tremont stockholders meeting will be established as soon as practical following completion of the filing with the SEC. Once the merger is completed, the Company will no longer report minority interest in Tremont's net assets or net earnings (losses).

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

     Investing and financing activities. Approximately 64% of the Company's consolidated capital expenditures in the first nine months of 2002 relate to NL, 35% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. Approximately $2.6 million of NL's capital expenditures relates to the ongoing reconstruction of NL's Leverkusen, Germany TiO2 production facility that was damaged by fire during 2001. NL expects such reconstruction will be completed by the end of 2002. During the first nine months of 2002, NL purchased $10.6 million of its common stock in market transactions, and NL purchased the EWI insurance brokerage services operations for $9 million. See Note 2 to the Consolidated Financial Statements.

     During the first nine months of 2002, (i) Valhi repaid a net $1.9 million of its short-term demand loans from Contran, (ii) CompX repaid a net $18 million of its revolving bank credit facility, (iii) NL repaid all of its existing short-term notes payable denominated in euros and Nowegian kroner ($53 million when repaid) using primarily proceeds from borrowings ($39 million) under KII's new revolving bank credit facility, (iv) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII and (v) NL repaid an aggregate of euro 13 million ($12 million when repaid) of borrowings under KII's revolving bank credit facility. See Note 9 to the Consolidated Financial Statements.

     At September 30, 2002, unused credit available under existing credit facilities approximated $195.4 million, which was comprised of $69 million available to CompX under its revolving credit facility, $90 million available to NL (primarily under KII's new revolving credit facility and a new $50 million facility collateralized by certain of NL's U.S. assets) and $36.4 million available to Valhi under its revolving bank credit facility. Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than payment defaults or defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - NL Industries

     At September 30, 2002, NL had cash, cash equivalents and marketable debt and other securities of $243 million, including restricted balances of $72 million, and NL had $90 million available for borrowing under its existing credit facilities.

     NL's board of directors has authorized NL to purchase up to an aggregate of
6.0 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time, including 1.5 million shares authorized by NL's board in October 2002. Through September 30, 2002, NL had purchased 4 million of its shares pursuant to such authorizations for an aggregate of $64.2 million, including approximately 719,000 shares purchased during the first nine months of 2002 for an aggregate of $10.6 million.

     In addition to its regular quarterly dividend of $.20 per share, in November 2002, NL's board of directors declared an additional dividend of $2.50 per share, payable in December 2002. Based on the approximately 47.7 million NL shares outstanding as of November 12, 2002, NL's special dividend would aggregate approximately $119 million, including $75.3 million that will be paid to Valhi and $25.5 million that will be paid to Tremont.

     In March 2002, NL redeemed $25 million principal amount of its Senior Secured Notes, and in June 2002 NL redeemed the remaining $169 million principal amount of such Senior Secured Notes. See Note 9 to the Consolidated Financial Statements.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL's and EMS' 1998 U.S. federal income tax returns are currently being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments until September 30, 2003. Based on the course of the examination to date, NL anticipates that the U.S. tax authorities may propose a substantial tax deficiency. NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10.4 million ($10 million at September 30, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments are without merit. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court and tax proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     NL has been named as a defendant, potentially responsible party ("PRP"), or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($100 million at September 30, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs and the allocation of such costs among PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $140 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints, including cases in which plaintiffs purport to represent a class and cases brought on behalf of government entities. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

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

Component products - CompX International

     CompX expects to replace its existing revolving bank credit facility prior to its expiration in February 2003 with a new credit facility. CompX anticipates voluntarily reducing the new facility from $100 million to $50 million in line with CompX's current credit needs. A $50 million facility is currently expected to be adequate to meet CompX's liquidity and working capital requirements. CompX expects the new facility will be secured and bear interest at a higher rate than its existing facility, which in part reflects current market conditions. There can be no assurance that CompX will be able to successfully negotiate a replacement credit facility, or that the terms of any replacement facility obtained will be on the terms as described above.

     Certain of CompX's sales generated by its Canadian operations are denominated in U. S. dollars. To manage a portion of the foreign exchange rate risk associated with such receivables or similar exchange rate risk associated with future sales, CompX periodically enters into short-term forward currency exchange contracts. At each balance sheet date, any such outstanding currency forward contracts are marked-to-market with any resulting gain or loss recognized in income currently. These contracts are not accounted for as hedging instruments under GAAP. At September 30, 2002, CompX held contracts to exchange $9 million for an equivalent amount of Canadian dollars at an average exchange rate of Cdn. $1.57 per U.S. dollar. Such contracts mature through January 2003. The actual exchange rate at September 30, 2002 was Cdn. $1.58 per U.S. dollar, and the estimated fair value of such contracts was not material.

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

Waste management - Waste Control Specialists

     At September 30, 2002, Waste Control Specialists' indebtedness, as amended, consists principally of (i) a $4.6 million term loan due in November 2004 and
(ii) $16.7 million of other borrowings under a $17.5 million revolving credit facility that, as amended, also matures in 2004. All of such indebtedness is owed to a wholly-owned subsidiary of Valhi, and is therefore eliminated in the Company's consolidated financial statements. Waste Control Specialists may borrow additional amounts during the remainder of 2002 under its $17.5 million revolving credit facility.


TIMET

     At September 30, 2002, TIMET had net debt of approximately $14.1 million ($18.7 million of debt and $4.6 million of cash and equivalents).

     As previously-reported, in March 2002 SMC and its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, TIMET, with the assistance of an external valuation specialist, undertook a further assessment of its investment in SMC and recorded an additional $27.5 million impairment charge to general corporate expense in the first quarter of 2002 for an other than temporary decline in the fair value of its investment in SMC, reducing TIMET's carrying amount of its investment in SMC to zero.

     TIMET is involved in various environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While TIMET's management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's results of operations or cash flows in a particular period.

     At September 30, 2002, TIMET had accrued an aggregate of $3.7 million for environmental matters, including the previously-reported matter relating to the site at its Nevada facility. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     At September 30, 2002, TIMET had accrued an aggregate of $600,000 for expected costs related to various legal proceedings. TIMET records liabilities related to legal proceedings when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     TIMET is the primary obligor on two worker compensation bonds issued on behalf of a former subsidiary of TIMET. Each of the bonds has a maximum obligation of $1.5 million. The bonds were provided as part of the conditions imposed upon the former subsidiary in order to self-insure its workers compensation obligations. In July 2001, the former subsidiary filed for Chapter 11 bankruptcy protection. During the third quarter of 2002, TIMET received notices that the issuers of the bonds have been required to make payments on one of the bonds in respect to certain of these claims and have requested reimbursement from TIMET for claims paid through September 17, 2002 in the amount of approximately $.3 million, which TIMET has accrued as of September 30, 2002. In addition, TIMET may be liable for up to an additional $1.2 million on this bond if further claims on this bond are filed. Based upon current loss projections, TIMET anticipates payouts of at least an additional $.6 million under the bond and has accrued such amount at September 30, 2002. At this time the insurance company has not paid any claims under the other bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the other bond. TIMET may revise its estimated liability under these bonds in the future.

     In October 2002, TIMET amended its existing U.S. asset-based revolving credit agreement extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $90 million or a formula-determined borrowing base derived from the value of TIMET's accounts receivable, inventory and equipment. This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's convertible preferred securities if excess availability, as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as unused borrowing availability less certain contractual commitments such as letters of credit. As of the October 2002 amendment date, unused borrowing availability was approximately $69 million.

     TIMET's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During the second quarter of 2002, TIMET's lender elected to exercise such discretion and modified TIMET's borrowing base formulas, which reduced the amount that TIMET could borrow against its inventory and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on TIMET's liquidity.

     TIMET's United Kingdom subsidiary also has a credit agreement that provides for borrowings limited to the lesser of pound sterling 30 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. As of September 30, 2002, the outstanding balance of this facility was approximately $1.3 million with unused borrowing availability was approximately $37 million.

     TIMET also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of September 30, 2002 under these facilities was approximately $13 million.

     In September 2002, Moody's Investor Service downgraded its rating on TIMET's convertible preferred securities to Caa2 from B3, and Standard & Poor's Ratings Services lowered its rating on such securities to CCC- from CCC. S&P has further indicated that it will lower its credit rating on such securities to D after the dividend payment due on December 1, 2002 is actually deferred. TIMET's ability to obtain additional capital in the future, or its ability to obtain capital on terms TIMET deemed appropriate, could be negatively affected by these downgrades.

     In October 2002, TIMET exercised its right to defer future dividend payments on its convertible preferred securities for a period of up to 20 consecutive quarters. Dividends will continue to accrue and interest will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral is effective for TIMET's December 1, 2002 scheduled dividend payment. TIMET may consider resuming payment of dividends on the convertible preferred securities once the outlook for TIMET's results from operations improves substantially`. Since TIMET exercised its right to defer dividend payments, it is unable to, among other things, pay dividends on or reacquire its capital stock during the deferral period.

     In November 2002, TIMET announced that its board of directors had unanimously approved a reverse split of TIMET's common stock at a ratio ranging from one-for-eight up to and including one-for-ten. The reverse stock split proposal will be submitted to TIMET's stockholders for approval at an upcoming special meeting called for that purpose. TIMET will announce the date, time and place of its special meeting once it has been determined. Assuming stockholder approval, the TIMET board of directors will determine the applicable reverse split ratio and implement the reverse stock split at that ratio, but will retain the discretion not to proceed with this transaction if it determines that it is not in the best interest of TIMET or its stockholders. Implementing such TIMET reverse stock split would have no financial statement impact to the Company, and Tremont's ownership interest in TIMET would not change as a result of the reverse stock split. TIMET also announced that its board of directors also approved a reduction in the number of shares of TIMET common stock that it is authorized to issue from 100 million to 10 million. Such reduction, also subject to TIMET stockholder approval, would become effective upon implementation of the reverse split.

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

Tremont Corporation

     Tremont is primarily a holding company which, at September 30, 2002, owned approximately 39% of TIMET and 21% of NL. At September 30, 2002, the market value of the 12.3 million shares of TIMET and the 10.2 million shares of NL held by Tremont was approximately $20 million and $148 million, respectively.

     As previously reported, in July 2000 Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($4.0 million at September 30, 2002) to cover its share of probable and reasonably estimable environmental obligations for these activities. No reasonable estimate can currently be made of any final remediation measures which might be imposed.

     Tremont has received a demand from Halliburton to assume the defense of, and indemnify Halliburton with respect to, the alleged liability of Atlas Bradford Corporation as one of several PRPs in connection with a Texas State Superfund Site known as the Force Road Oil and Vacuum Truck Company Site located in Arcola, Texas. Atlas Bradford allegedly disposed of wastes from its Bryan, Texas petroleum services operations at the Force Road Site. As part of a 1990 restructuring resulting in the separation of Tremont from Baroid Corporation, a wholly-owned subsidiary of Tremont received title to the Bryan property. Halliburton is the successor to Baroid. Tremont has declined to assume the defense of the Force Road Site matter and has rejected Halliburton's indemnity claim with respect thereto. Tremont believes that any liability in the Force Road Site matter represents an obligation retained by Baroid in connection with its historical petroleum services business. A subsidiary of Halliburton, along with 15 other respondents, executed an Agreed Administrative Order with the Texas Natural Resource Conservation Commission dated August 29, 2002, pursuant to which the Respondents agreed to perform a site investigation and feasibility study of the site. Tremont has not been provided any information or basis to believe that it might have any liability for the Force Road Site, but has been informed that present cost estimates for the site investigation are currently expected to be less than $1 million. Tremont intends to vigorously defend itself against any and all allegations of such liability in this matter. Tremont presently believes, based upon the relatively small volume of material disposed of at the site from the Bryan, Texas operations, that, any associated liability would not be material. Tremont sold the Bryan property in 1994. Tremont's Chairman and Chief Executive Officer is also a member of the board of directors of Halliburton and intends to recuse himself from any involvement in this matter. NL is one of the named respondents at the site, as well.

     Tremont records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites, including the Hot Springs County, Arkansas site discussed above. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by Tremont at its non-operating facilities, or a determination that Tremont is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs and the PRPs ability or willingness to fund such allocation of costs, their financial capabilities, the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect Tremont's business, results of operations, financial condition or liquidity. There can be no assurances that some, or all, of these risks would not result in liabilities that would be material to Tremont's business, results of operations, financial position or liquidity.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS, NL's majority-owned environmental management subsidiary. Such intercompany loan between EMS and Tremont ($11.9 million outstanding at September 30, 2002), collateralized by 10.2 million shares of NL common stock owned by Tremont, is eliminated in Valhi's consolidated financial statements. In October 2002, Tremont entered into a new $15 million revolving credit facility with NL, also collateralized by the shares of NL common stock owned by Tremont, which replaced its loan from EMS. The new facility, which matures in December 2004, will also be eliminated in Valhi's consolidated financial statements.

     Tremont expects to receive approximately $25.5 million from NL's additional dividend in the fourth quarter of 2002, as discussed above. Tremont expects to use approximately $12 million of such dividend to repay the outstanding balance of its revolving loan from NL, which revolving credit facility Tremont expects to maintain. The remainder of such dividend will be available for Tremont's general corporate purposes.

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

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its regular quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its regular quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 30.1 million NL shares held by Valhi at September 30, 2002, Valhi would receive aggregate annual regular dividends from NL of approximately $24.1 million. NL also expects to pay a special dividend in the fourth quarter of 2002, as discussed below. Tremont Group, Inc. owns 80% of Tremont Corporation. Tremont Group is owned 80% by Valhi and 20% by NL. Tremont's regular quarterly dividend is currently $.07 per share. At that rate, and based upon the 5.1 million Tremont shares owned by Tremont Group at September 30, 2002, Tremont Group would receive aggregate annual regular dividends from Tremont of approximately $1.4 million. Tremont Group intends to pass-through the regular dividends it receives from Tremont to its shareholders (Valhi and NL). Based on Valhi's 80% ownership of Tremont Group, Valhi would receive $1.2 million in annual regular dividends from Tremont Group as a pass-through of Tremont Group's dividends from Tremont. CompX's regular quarterly dividend is currently $.125 per share. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at September 30, 2002, Valhi/Valcor would receive annual regular dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets.

     At September 30, 2002, Valhi had $5.2 million of parent level cash and cash equivalents, had $35 million of outstanding borrowings under its revolving bank credit agreement and had $23 million of short-term demand loans payable to Contran. In addition, Valhi had $36.4 million of borrowing availability under its bank credit facility. During the first quarter of 2002, Valhi sold in market transactions 515,000 shares of Halliburton common stock that had been classified as trading securities for an aggregate of $8.7 million, and used a majority of the proceeds to reduce its outstanding borrowings from Contran. In January and February 2002, the size of Valhi's bank credit facility was increased by an aggregate of $17.5 million to $72.5 million. In October 2002, holders representing substantially all of the Company's LYONs exercised their right to require the Company to redeem their LYONs for a cash redemption price of $27.3 million. Funds to pay the redemption price were provided by borrowings under
Valhi's revolving bank credit facility. Following the redemption of substantially all of Valhi's remaining LYONs, approximately 619,000 shares of Halliburton common stock were released to the Company from the LYONs escrow and were sold in market transactions for aggregate proceeds of $9.5 million. The Company has called the remaining nominal amount of LYONs for redemption in December 2002.

     In November 2002, the maturity date of Valhi's bank credit facility was extended to October 31, 2003. At the same time, the size of the facility was reduced to $70 million.

     Valhi expects to receive approximately $75.3 million from NL's additional dividend in the fourth quarter of 2002, as discussed above. Valhi expects to use a portion of such dividend to repay the outstanding balance of its revolving bank credit facility ($62 million), which revolving bank credit facility Valhi expects to maintain. Valhi expects to use the remainder of such dividend to reduce the outstanding balance of its short-term demand loan payable to Contran.

     The terms of The Amalgamated Sugar Company LLC provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2002, Valhi currently expects that distributions received from the LLC in 2002 will approximate its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At September 30, 2002, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $26.6 million. Such accrued and unpaid interest is classified as a noncurrent asset at September 30, 2002. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the repayment of Snake River's third-party senior debt in April 2009, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($14.5 million in 2002) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby
D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Reference is made to the 2001 Annual Report and prior 2002 periodic reports for descriptions of certain legal proceedings.

     In late July 2002, following the announcement of the proposed merger of Tremont and Valhi, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., Andrew Neyman v. J. Landis Martin, et al., Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). In August 2002, at the request of the parties, the court ordered that these actions be consolidated under the caption In Re Tremont Corporation Shareholders Litigation (Consolidated C.A. No. 19785-NC) and that by November 21, 2002, or such later date as the parties may agree, counsel for the plaintiffs must file and serve a consolidated amended shareholder complaint. The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair, and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorney's fees and other costs. The Company believes, and understands that each of the other defendants believe, that the complaint is without merit, and intends, and understands that each of the other defendants intend, to defend against the action vigorously.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). Trial began in phase I of this previously-reported case before a Rhode Island state court jury in September 2002. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. No date has been set for any further proceedings, including any possible retrial of the public nuisance issue. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of this trial. Post trial motions by plaintiff and defendants for judgment notwithstanding the mistrial are pending.

     In September 2002, NL was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). The City of Chicago seeks damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. The time to respond to the complaint has not yet occurred.

     In  October  2002,  NL was  served  with  a  complaint  in  Walters  v.  NL
Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002). A single individual seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges causes of action in negligence and strict product liability and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. The time to respond to the complaint has not yet occurred.

     Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). In October 2002, the court set a June 2003 trial date in this previously-reported matter.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). Plaintiff has filed an appeal of the grant of summary judgment in favor of NL.

     In the previously reported cases of Houston Independent School District, Harris County, Brownsville Independent School District, and Liberty Independent School District, pending in various Texas state courts, each court has entered an order abating, or staying, the case pending the result of the appeal in the Spring Branch Independent School District case.

     Gaines, et al., v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-0604). Plaintiffs have voluntarily dismissed NL with prejudice in this previously-reported case.

     In re Lead Paint Litigation (Superior Court of New Jersey, Law Division, Middlesex County Civil Action Docket No. Mid-L-2754-01, Case Code 247). In November 2002, the court entered an order dismissing this previously-reported action with prejudice. The time for the filing of an appeal has not run.

     Jefferson County School District v. Lead Industries Association, et al. (District Court of Jefferson County, Mississippi, Case No. 2001-69). In November 2002, plaintiffs agreed to voluntarily dismiss with prejudice this previously-reported case.

     El Paso Independent School District v. Lead Industries Association, et al. (District Court of El Paso County, Texas, No. 2002-2675). In November 2002, the plaintiff in this previously-reported case dismissed its case without prejudice.

     Since the filing of NL's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, NL has been named as a defendant in asbestos and/or silica cases in various jurisdictions brought on behalf of approximately 2,700 additional personal injury claimants. Included in the foregoing total is one case in Mississippi state court involving approximately 2,100 plaintiffs (Jones v. A. O. Smith, et al., Circuit Court, Judicial District, Jasper County, Mississippi). NL anticipates that various of these cases will be set for trial from time-to-time for the foreseeable future. In addition, cases on behalf of approximately 2,600 such personal injury plaintiffs have been dismissed or settled for immaterial amounts.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 - Agreement and Plan of Merger dated November 4, 2002 by and among Valhi, Inc., Valhi Acquisition Corp. and Tremont Corporation.

               10.2 - Amendment No. 1 to the Agreement and Plan of Merger by and among Valhi, Inc., Valhi Acquisition Corp. and Tremont Corporation dated November 12, 2002.

               10.3 - Agreement and Plan of Merger dated November 4, 2002 by and among Valhi, Inc., Tremont Group, Inc. and Valhi Acquisition Corp. II.

               10.4 -   Intercorporate   Services   Agreement   between  Contran
                        Corporation and Valhi, Inc. effective as of January 1, 2002.

              *10.5 - Agreement between Sachtleben Chemie GmbH and Kronos Titan-GmbH effective as of December 30, 1988 - incorporated by reference to Exhibit No. 10.1 to Kronos International's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

              *10.6 - Supplementary Agreement dated as of May 3, 1996 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH. - incorporated by reference to Exhibit No. 10.2 to Kronos International's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

              *10.7 - Second Supplementary Agreement dated as of January 8, 2002 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan-GmbH. - incorporated by reference to Exhibit No. 10.3 to Kronos International's Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

               99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of these exhibit have been omitted pursuant to a request for confidential treatment made by NL.


        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2002.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALHI, INC.
                                         (Registrant)



Date   November 14, 2002      By /s/ Bobby D. O'Brien
                                 ---------------------------------
                                 Bobby D. O'Brien
                                 Vice President, Chief
                                 Financial Officer and Treasurer
                                 (Principal Financial Officer)



Date   November 14, 2002      By /s/ Gregory M. Swalwell
                                 ------------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)


I, Steven L. Watson, the President and Chief Executive Officer of Valhi, Inc., certify that:

I have reviewed this quarterly report on Form 10-Q of Valhi, Inc.;

1) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

/s/ Steven L. Watson
---------------------------------------
Steven L. Watson
President and Chief Executive Officer

I, Bobby D. O'Brien, the Vice President, Chief Financial Officer and Treasurer of Valhi, Inc., certify that:

I have reviewed this quarterly report on Form 10-Q of Valhi, Inc.;

1) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

/s/ Bobby D. O'Brien
---------------------------------------------
Bobby D. O'Brien
Vice President, Chief Financial Officer and Treasurer