Form 10-K
period 2002-12-31
VALHI INC /DE/
filed 2003-03-18
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 - For the fiscal year ended December 31, 2002

                          Commission file number 1-5467

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

                  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes X No

The aggregate market value of the 6.5 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of June 28, 2002 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $101.4 million.

As of February 28, 2003, 119,440,078 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

Certain of the information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

     A chart showing, as of December 31, 2002, (i) Valhi's 63% ownership of NL Industries, Inc., (ii) Valhi's 69% ownership of CompX International Inc., (iii) Valhi's 90% ownership of Waste Control Specialists LLC, (iv) Valhi's and NL's 80% and 20%, respectively, ownership in Tremont Group, Inc., (v) Tremont Group's 80% ownership of Tremont Corporation, (vi) Tremont's 39% ownership of Titanium Metals Corporation and (vii) Tremont's 21% ownership of NL.


     A chart showing, as of February 28, 2003, (i) Valhi's 63% ownership of NL Industries, Inc., (ii) Valhi's 69% ownership of CompX International Inc., (iii) Valhi's 90% ownership of Waste Control Specialists LLC, (iv) Valhi's 100% ownership in Tremont LLC, (v) Tremont LLC's 40% ownership of Titanium Metals Corporation and (vii) Tremont LLC's 21% ownership of NL.

                                     PART I


ITEM 1.   BUSINESS

     As more fully described on the charts on the opposite pages, Valhi, Inc. (NYSE: VHI), has operations through majority-owned subsidiaries or less than majority-owned affiliates in the chemicals, component products, waste management and titanium metals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.

Chemicals                       NL is the world's  fifth-largest  producer,  and
  NL Industries, Inc.           Europe's  second-largest  producer,  of titanium
                                dioxide  pigments  ("TiO2"),  which are used for
                                imparting whiteness, brightness and opacity to a
                                wide  range  of   products   including   paints,
                                plastics,  paper,  fibers,  ceramics,  and other
                                "quality-of-life"  products. NL had an estimated
                                12% share of worldwide TiO2 sales volume in 2002. NL has production facilities throughout
                                Europe and North America.

Component Products              CompX is a  leading  manufacturer  of  precision
  CompX International Inc.      ball  bearing  slides,   security  products  and
                                ergonomic computer support systems for office furniture, computer-related applications and a variety of other products. CompX has production facilities in North America, Europe and Asia.

Waste Management                Waste  Control  Specialists  owns and operates a
  Waste Control Specialists LLC facility  in  West  Texas  for  the  processing, treatment, storage and disposal of hazardous, toxic and certain types of low-level radioactive wastes. Waste Control Specialists is seeking additional regulatory authorizations to expand its treatment, storage and disposal capabilities for low-level and mixed radioactive wastes.

Titanium Metals                 Titanium Metals Corporation  ("TIMET") is one of
  Titanium Metals Corporation   the  world's   leading   producers  of  titanium
                                sponge,  melted  products  (ingot  and slab) and
                                mill products.  TIMET had an estimated 20% share
                                of worldwide industry shipments of titanium mill
                                products   in   2002.   TIMET   has   production
                                facilities   in  the  U.S.  and  Europe.   TIMET
                                continues    its    efforts   to   develop   new
                                applications for titanium in the automotive and other emerging markets to reduce the effect of the highly-cyclical aerospace industry on its business.

        Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and another entity. As of February 28, 2003, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock (93% as of December 31, 2002). Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of Contran and Valhi, may be deemed to control such companies. NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each currently file periodic reports with the Securities and Exchange Commission ("SEC"). The information set forth below with respect to such companies has been derived from such reports. Tremont Corporation previously filed periodic reports with the SEC, however Tremont no longer files such periodic reports subsequent to becoming a wholly-owned subsidiary of Valhi in February 2003. See Note 3 to the Consolidated Financial Statements.

        As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    Potential difficulties in integrating completed acquisitions,
o    The ability of the Company to renew or refinance credit facilities,
o    The ultimate outcome of income tax audits,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a permit for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o    The ultimate outcome of income tax audits,
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
o    Possible future litigation.

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

CHEMICALS - NL INDUSTRIES, INC.

     General. NL Industries is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. NL's TiO2 operations are conducted through its wholly-owned subsidiary, Kronos, Inc. Kronos is the world's fifth-largest TiO2 producer, with an estimated 12% share of worldwide TiO2 sales volumes in 2002. Approximately one-half of Kronos' 2002 sales volumes were attributable to markets in Europe, where Kronos is the second-largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. Kronos has an estimated 14% share of North American TiO2 sales volumes. Ti02 accounted for substantially all of NL's net sales in 2002.

     Pricing within the global TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. NL's average TiO2 selling prices were generally increasing during all of 2000, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the third and fourth quarters of 2002. Industry-wide demand for TiO2 strengthened throughout 2002, with full- year demand estimated to be 9% higher than 2001. NL believes the increase in demand resulted from economic growth and customers restocking their inventory levels. NL expects demand in 2003 will increase moderately over 2002 levels.

     Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers and ceramics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

     TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly bound crystal that has a higher refractive index than anatase TiO2 and, therefore, provides better opacification and tinting strength in many applications. Although many end-use applications can use either form of TiO2, rutile TiO2 is the preferred form for use in coatings, plastics and ink. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2, and it is often preferred for use in paper, ceramics, rubber and man-made fibers.

     Per capita Ti02 consumption in the United States and Western Europe far exceeds that in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe or the Far East (including China) if the economies in these countries develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern Europe.

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

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, paper and plastics manufacturers. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos distributes its TiO2 by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2002 TiO2 sales were to Europe, with about 39% to North America and the balance to export markets.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used as a feedstock in the sulfate pigment production process described below), and Kronos has estimated ilmenite reserves that are expected to last at least 20 years. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived from co-products of the pigment production processes). Kronos' water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     Manufacturing process, properties and raw materials. TiO2 is manufactured by Kronos using both the chloride process and the sulfate process. Approximately 72% of Kronos' current production capacity is based on its chloride process, which generates less waste than the sulfate process. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and higher titanium-containing feedstock is used, the chloride process produces less waste. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is finished into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and chloride-process production facilities in 2002 represented approximately 62% of industry capacity.

     During 2002, Kronos operated five TiO2 facilities in Europe (two in Leverkusen, Germany and one in each of Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos has a Ti02 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a Ti02 plant in Lake Charles, Louisiana. Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. All of Kronos' principal production facilities are owned, except for the land under the Leverkusen facility. Kronos also has a governmental concession with an unlimited term to operate its ilmenite ore mine in Norway. During a portion of 2001, production at Kronos' Leverkusen, Germany TiO2 facility was halted due to the effects of a March 2001 fire. See Note 12 to the Consolidated Financial Statements.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen Ti02 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, representing about one-third of Kronos' current aggregate TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG, and Kronos is the only unrelated party so situated. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and supplies and services agreement restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

     Kronos produced a Company-record 442,000 metric tons of TiO2 in 2002, up from 412,000 metric tons in 2001 and up slightly from its previous record of 441,000 metric tons produced in 2000. The lower TiO2 production in 2001 as compared to 2002 was due in part to the effects of the fire discussed above. Kronos' average production capacity utilization rate in 2002 was 96%, compared to 91% in 2001 and near full capacity utilization in 2000. Kronos believes its current annual attainable production capacity is approximately 470,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant. Kronos expects to be able to increase its production capacity (primarily at its chloride-process facilities) to approximately 480,000 metric tons during 2005 with only moderate capital expenditures.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from beach sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchases slag refined from ilmenite sand from Richards Bay Iron and Titanium (Proprietary) Limited (South Africa) under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2004. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2002. Kronos also purchases sulfate grade slag for its Canadian plant primarily from Q.I.T. Fer et Titane Inc. (Canada) under a long-term supply contract that expires at the end of 2006.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman International Holdings LLC ("HICI") each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI pursuant to separate offtake agreements. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos' transfer price for its share of the TiO2 produced is equal to its share of the joint venture's costs. A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2002, Kronos had an estimated 12% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., HICI, Kerr-McGee Corporation and Ishihara Sangyo Kaisha, Ltd. These five largest competitors have estimated individual worldwide shares of TiO2 production capacity ranging from 5% to 24%, and an aggregate estimated 70% share of worldwide TiO2 production volumes. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in NL's experience). No greenfield plants are currently under construction, and certain competitors have announced that they have either idled or shut down facilities, but NL expects industry capacity to increase as Kronos and its competitors debottleneck existing facilities. Based on the factors described above, NL expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to NL's expectations. If actual developments differ from NL's expectations, NL and the TiO2 industry's performance could be unfavorably affected.

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

     Customer base and seasonality. NL believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' ten largest customers accounted for about one-fourth of chemicals sales during 2002. Neither NL's business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2002, NL employed approximately 2,500 persons (excluding employees of the Louisiana joint venture), with 100 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. NL believes its labor relations are good.

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

     NL's U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act ("OSHA"), the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. NL believes that the Louisiana Ti02 plant owned and operated by the joint venture and a Louisiana slurry facility owned by NL are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. NL has no other U.S. plants. From time to time, NL's facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on NL's consolidated financial position, results of operations or liquidity.

     NL's European and Canadian production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. NL believes all of its European and Canadian plants are in substantial compliance with applicable environmental laws. While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany and Belgium, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it has obtained all required permits and is in substantial compliance with applicable EU requirements, including an EU directive to control the effluents produced by TiO2 production facilities.

     At all of NL's sulfate plant facilities other than in Norway, NL recycles spent acid either through contracts with third parties or using its own facilities. NL has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant. At NL's Norwegian plant, NL ships its spent acid to a third party location where it is treated and disposed of.

     NL's capital expenditures related to its ongoing environmental protection and improvement programs were approximately $5 million in 2002, and are currently expected to approximate $5 million in 2003.

     NL has been named as a defendant, potentially responsible party ("PRP") or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL or its subsidiaries or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. See Item 3 - "Legal Proceedings."

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems for office furniture, computer-related applications and a variety of other products. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of ergonomic computer support systems, precision ball bearing slides and security products consisting of cabinet locks and other locking mechanisms. In 2002, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 43%, 37% and 15% of sales, respectively, with a variety of other products accounting for the remainder.

     In 2000, CompX acquired a security products producer. See Note 3 to the Consolidated Financial Statements. These and other acquisitions made by CompX prior to 2000 have expanded CompX's product lines and customer base.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as file cabinets, desk drawers, tool storage cabinets, imaging equipment and computer server cabinets. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, and the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement.

     Security products, or locking mechanisms, are used in applications such as computers, vending and gaming machines, ignition systems, motorcycle storage compartments, parking meters, electrical circuit panels and transportation equipment as well as office and institutional furniture. These include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to office desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), adjustable computer table mechanisms which provide variable workspace heights, CPU storage devices which minimize adverse effects of dust and moisture and a number of complementary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier.

     CompX's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Waterloo, Waterloo Furniture Components, Thomas Regout and Dynaslide brand names, and its security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock and TuBar brand names. CompX believes that its brand names are well recognized in the industry.

     Sales, marketing and distribution. CompX sells components to original equipment manufacturers ("OEMs") and to distributors through a dedicated sales force. The majority of CompX's sales are to OEMs, while the balance represents standardized products sold through distribution channels. Sales to large OEM customers are made through the efforts of factory-based sales and marketing professionals and engineers working in concert with field salespeople and independent manufacturers' representatives. Manufacturers' representatives are selected based on special skills in certain markets or relationships with current or potential customers.

     A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end users. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet associated with its Canadian operations.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2002, the ten largest customers accounted for about 30% of component products sales (2001 - 36%; 2000 - 35%). In each of the past three years, no customer individually represented over 10% of sales.

     Manufacturing and operations. At December 31, 2002, CompX operated six manufacturing facilities in North America (two in each of Illinois and Ontario, Canada and one in each of South Carolina and Michigan), one facility in The Netherlands and two facilities in Taiwan. Precision ball bearing slides or ergonomic products are manufactured in the facilities located in Canada, The Netherlands, Michigan and Taiwan and security products are manufactured in the facilities located in South Carolina and Illinois. All of such facilities are owned by CompX except for one of the facilities in Taiwan and the facility in The Netherlands, which are leased. See Note 12 to the Consolidated Financial Statements. CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

     Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and are readily available from numerous sources.

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases, such as rapidly increasing worldwide steel prices in 2002. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     CompX competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors. CompX competes in the ergonomic computer support system market primarily on the basis of product quality, features and price with one major producer, and primarily on the basis of price with a number of smaller domestic and foreign manufacturers. Although CompX believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced products has intensified in the current economic market. There can be no assurance that CompX will be able to continue to successfully compete in all of its existing markets in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed by CompX to be important to its continuing business activity, and owns a number of trademarks and brand names, including CompX Security Products, CompX Waterloo, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide. CompX believes these trademarks are well recognized in the component products industry.

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

     Employees. As of December 31, 2002, CompX employed approximately 1,850 employees, including 665 in the United States, 700 in Canada, 300 in The Netherlands and 185 in Taiwan. Approximately 76% of CompX's employees in Canada are covered by a collective bargaining agreement which expires in January 2006. CompX believes its labor relations are satisfactory.

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

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resource Conservation Commission, and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA. The ten-year RCRA and TSCA permits initially expire in 2004, but are subject to renewal by the TCEQ assuming Waste Control Specialists remains in compliance with the provisions of the permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future.

     In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in 1998. Waste Control Specialists has also been issued a permit by the TCEQ to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed radioactive wastes. Waste Control Specialists has also obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). Although there are other categories of low-level and mixed radioactive wastes which continue to be ineligible for disposal under the increased authority, Waste Control Specialists will continue to pursue additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists had approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. Waste Control Specialists constructed during 2001 an additional 100,000 cubic yards of airspace landfill capacity. Waste Control Specialists owns approximately 15,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote. In addition, based on extensive drilling by the oil and gas industry in the area, Waste Control Specialists does not believe there are any underground aquifers or other usable sources of water directly below the site.

     While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous and toxic wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Waste Control Specialists' policy is to conduct these operations in compliance with its current permits. Treatment operations involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment uses a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment processes may involve technology which Waste Control Specialists may acquire, license or subcontract from third parties.

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

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500-mile radius can be handled via rail lines. Waste Control Specialists employs its own salespeople as well as third-party brokers to market its services to potential customers.

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

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA- and TSCA-related wastes. Principal competitors are Envirocare of Utah, American Ecology Corporation and Envirosafe Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 2002, Waste Control Specialists employed approximately 75 persons.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies are by their nature subject to change and the exercise of broad discretion by regulators, and it is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations or liquidity, especially because Waste Control Specialists owns and operates only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' RCRA and TSCA permits and its license from the TDH expire in 2004, although such permits and licenses are subject to renewal if Waste Control Specialists is in compliance with the required operating provisions of the permits and licensing.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

     General. Titanium Metals Corporation ("TIMET") is one of the world's leading producers of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2002 it accounted for approximately 20% of worldwide industry shipments of mill products and approximately 11% of worldwide sponge production.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications in which these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and were approximately 41% of aggregate mill product shipments in 2002, the number of non-aerospace end-use markets for titanium has expanded substantially. Established industrial uses for titanium include chemical and industrial power plants, desalination plants and pollution control equipment.

     Titanium continues to gain acceptance in many emerging market applications including automotive, military armor, energy, architecture, and consumer products. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, design alternatives, life cycle value and other factors. Although emerging market demand currently represents only about 15% of industry-wide demand for titanium mill products, TIMET believes the emerging market demand, in the aggregate, could grow at healthy double-digit rates over the next few years. TIMET is actively pursuing these markets.

     Although difficult to predict, the most attractive emerging segment appears to be automotive, due to its potential for sustainable long-term growth. For this reason, in 2002 TIMET established a new division, TiMET Automotive, focused on the development of the automotive, truck and motorcycle markets. This division is focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications and supporting supply chain activities for automotive manufacturers to most cost effectively engineer titanium components. Titanium is now used in several consumer car applications including the Corvette Z06, Toyota Alteeza, Infiniti Q45, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class and in numerous motorcycles.

     At the present time, titanium is primarily used for exhaust systems, suspension springs and engine valves in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium's low modulus of elasticity allows the spring's height to be reduced by 20% to 40% compared to a steel spring, which, when combined with the titanium's low density, permits 30% to 60% weight savings over steel spring suspension systems. The lower spring height provides vehicle designers new styling alternatives and improved performance opportunities. Titanium suspension springs and exhaust applications are also attractive compared to alternative lightweight technologies because the titanium component can often be formed and fabricated on the same tooling used for the steel component it is typically replacing. This is especially attractive for the rapidly growing niche vehicle market sectors that often seek the performance attributes that titanium provides, but where tooling costs prohibit alternative light-weighting or improved performance strategies.

     Titanium is also making inroads into other automotive applications, including turbo charger wheels, brake parts and connecting rods. Titanium engine components provide mass-reduction benefits that directly improve vehicle performance and fuel economy. In certain applications, titanium engine components can provide a cost-effective alternative to engine balance shafts to address noise, vibration and harshness while simultaneously improving performance.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive. However, TIMET believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits it offers.

     Industry conditions. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Aerospace volume for titanium products, which includes both jet engine components (i.e. blades, discs, rings and engine cases) and air frame components (i.e. bulkheads, tail sections, landing gear, wing supports and fasteners) can be broken down into commercial and military sectors. Mill product shipments to the aerospace industry in 2002 represented about 41% of total mill product volume and approximately 69% of TIMET's annual mill product shipment volume (59% commercial aerospace and 10% military aerospace). The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET. The commercial aerospace sector in 2002 accounted for approximately 80% of industry aerospace mill product volume and 33% of aggregate mill product volume. Volume in military aerospace markets represented approximately 8% of overall titanium mill product volume in 2002, up from 6% in 2001. Military aerospace volume is largely driven by government defense spending in North America and Europe. As discussed further below, new aircraft programs generally are in development for several years, followed by multi-year procurement contracts.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest peak in 1997 when industry mill product shipments reached an estimated 60,000 metric tons. Industry mill product shipments subsequently declined approximately 5% to an estimated 57,000 metric tons in 1998. After falling 16% from 1998 levels to 48,000 metric tons in 1999 and 2000, industry shipments climbed to 55,000 metric tons in 2001. However, primarily due to a decrease in demand for titanium from the commercial aerospace sector, total industry mill product shipments fell approximately 20% to an estimated 44,000 metric tons in 2002. TIMET expects total industry mill product shipments in 2003 will decrease slightly from 2002 levels.

     The economic slowdown in the United States and other regions of the world in the latter part of 2001 and the September 11, 2001 terrorist attacks combined to negatively impact commercial air travel in the United States and abroad throughout 2002. Although airline passenger traffic showed improvement in the months immediately following the terrorist attacks, current data indicate that traffic remains below pre-attack levels. As a result, the U.S. airline industry is expected to record a second consecutive year of losses and two major U.S. airlines were forced to seek bankruptcy protection from their creditors.
Airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. TIMET expects the current slowdown in the commercial aerospace sector to continue through 2005 before beginning a modest upturn in 2006.

     TIMET believes that industry mill product shipments to the commercial aerospace sector could decline by up to 15% in 2003, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the commercial aerospace supply chain since September 11, 2001. The commercial aerospace supply chain is fragmented and decentralized, making it difficult to quantify excess inventories, and while TIMET estimates there was a significant reduction in excess inventory throughout the supply chain during 2002, it still may take from one to two years for the remainder of such excess inventory to be substantially absorbed, barring the impact of terrorist actions or global conflicts.

     According to The Airline Monitor, a leading aerospace publication, the worldwide commercial airline industry reported an estimated operating loss of approximately $8 billion in 2002, compared with an operating loss of $11 billion in 2001 and operating income of $11 billion in 2000. The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2002 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 673 (including 176 wide bodies) in 2002. The Airline Monitor's most recently issued forecast of January 2003 calls for 580 deliveries in 2003, 570 deliveries in 2004 and 560 deliveries in 2005. After 2005, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries through 2010, with forecasted deliveries of 780 aircraft in 2009 exceeding 2002 levels. Relative to 2002, these forecasted delivery rates represent anticipated declines of about 14% in 2003, 15% in 2004 and 17% in 2005. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for its products.

     The aforementioned bankruptcy filings, although harmful to the commercial aerospace industry in the near term, could ultimately result in a more efficient and profitable commercial airline industry. The renegotiation of union contracts and the changes to work rules to bring labor costs in line with the current revenue environment, as well as simplifying fare structures in order to attract more travelers, may promote greater profitability for the commercial airline industry. Further, route restructuring, more point-to-point service and expanded customer options could also contribute to increased demand for commercial air travel. On the other hand, potential future terrorist activities or global conflicts could result in a significant decrease in demand for commercial air travel and increase the financial troubles of the commercial aerospace industry.

     Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s with the conclusion of the cold war. However, the importance of military markets to the titanium industry is expected to rise in coming years as defense spending budgets expand in reaction to terrorist threats or global conflicts. It is estimated that overall titanium consumption will increase in this market segment in 2003 and beyond, but consumption by military applications is not expected to completely offset the drop in the commercial aerospace sector.

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 began during the cold war and are forecast to continue at healthy production levels for the foreseeable future. TIMET currently supplies titanium to all of these major military programs. In addition to these established programs, new programs in the United States offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production and U.S. Air Force officials have expressed a need for a minimum of 339 airplanes, but cost overruns and development delays may result in reduced procurement over the life of the program. In October 2001, Lockheed-Martin was awarded what could eventually become the largest military contract ever for the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, and although no specific order and delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and include as many as 3,000 to 4,000 planes.

     European military programs also have active aerospace programs offering the possibility for increased titanium consumption. The Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 all have forecast increased production levels over the next decade.

     Products and operations. TIMET is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various other alloying elements and (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip), pipe and pipe fittings.

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET's titanium sponge production facility in Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the mass is mechanically pushed out of the condensing vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingots and slabs are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each ingot and slab is formed by melting titanium sponge, scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingots and slabs is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingots and slabs as the starting material for further processing into mill products. However, it also sells ingots and slabs to third-parties.

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

     During the production process and following the completion of manufacturing, TIMET performs extensive testing on its sponge, melted products and mill products. Testing may involve chemical analysis, mechanical testing, ultrasonic testing or x-ray testing. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace components production. TIMET certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     TIMET is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting, forging and finishing steps in France. In the U.S., one of the processors that performs these steps in relation to strip production and another as relates to plate finishing are owned by a competitor. One of the processors as relates to extrusion is operated by a customer. These processors are currently the primary source for these services. Other processors used in the U.S. are not competitors. In France, the processor is also a joint venture partner of TIMET's majority-owned French subsidiary. Although TIMET believes that there are other metal producers with the capability to perform these same processing functions, arranging for alternative processors, or possibly acquiring or installing comparable capabilities, could take several months or longer, and any interruption in these functions could have a material and adverse effect on TIMET's business, consolidated financial position, results of operations or liquidity in the near term.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloying elements. During 2002, approximately 36% of TIMET's melted and mill product raw material requirements were fulfilled with internally produced sponge, 29% with purchased sponge, 29% with titanium scrap and 6% with alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa, India and the United States. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies, although political or economic instability in the countries from which TIMET purchases its rutile could materially and adversely affect availability. Although TIMET believes that the availability of rutile ore is adequate in the near-term, there can be no assurance that TIMET will not experience interruptions.

     Chlorine is currently obtained from a single supplier near TIMET's sponge plant. That supplier emerged from Chapter 11 bankruptcy reorganization in 2002. While TIMET does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. TIMET has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow TIMET to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are also generally available from a number of suppliers.

     While TIMET was one of five major worldwide producers of titanium sponge in 2002, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. In 2001, Allegheny Technologies, Inc. idled its titanium sponge production facility, leaving TIMET as the only active principal U.S. producer of titanium sponge and reducing the number of active principal worldwide producers to five. Presently, TIMET and certain suppliers in Japan are the only producers of premium quality sponge required for more demanding aerospace applications. However, two additional sponge suppliers are presently undergoing qualification tests of their products for certain premium quality applications and were qualified by some engine manufacturers for certain premium quality applications during 2002. This qualification process is likely to continue for several years.

     Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. Since 2000, TIMET has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In September 2002, TIMET entered into an agreement with a sponge supplier in Kazakhstan effective from January 1, 2002 through December 31, 2007. This agreement replaced and superceded a prior 1997 agreement. The new agreement requires minimum annual purchases by TIMET of approximately $10 million. TIMET has no other long-term sponge supply agreements. In 2003, TIMET expects to continue to purchase sponge from a variety of sources

     Various alloying elements used in the production of titanium ingot are also available from a number of suppliers.

     Properties. TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has two facilities in the United Kingdom and one facility in France. TIMET sponge is produced at the Nevada facility while ingot, slab and mill products are produced at the other facilities. The facilities in Nevada, Ohio and Pennsylvania, and one of the facilities in the United Kingdom, are owned, and all of the remainder are leased.

     In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 29% of world capacity), and its mill product capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Approximately 35% of TIMET's worldwide melting capacity is represented by electron beam cold hearth melting ("EB") furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting ("VIM") furnace.

     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 2002, the plants operated at approximately 55% of practical capacity, as compared to 75% in 2001 and 60% in 2000. In 2003, TIMET's plants are expected to operate at approximately 50% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     TIMET's VDP sponge facility is expected to operate at approximately 67% of its annual practical capacity of 8,600 metric tons during 2003, down from approximately 87% in 2002. VDP sponge is used principally as a raw material for TIMET's melting facilities in the U.S. and Europe. Approximately 1,400 metric tons of VDP production from TIMET's Nevada facility were used in Europe during 2002, which represented approximately 32% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of VDP sponge in its European operations to be approximately 40% of their sponge requirements in 2003. The raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately. Sponge for melting requirements in the U.S. that is not supplied by TIMET's Nevada plant is purchased principally from suppliers in Japan and Kazakhstan and from the DLA.

     TIMET's U.S. melting facilities in Nevada and Pennsylvania produce ingots and slabs, which are either sold to third parties or used as feedstock for TIMET's mill products operations. These melting facilities are expected to operate at approximately 50% of aggregate annual practical capacity in 2003.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Ohio, which receives intermediate titanium products (ingots or slabs) principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facility is expected to operate at approximately 50% of annual practical capacity in 2003. Capacity utilization across TIMET's individual mill product lines varies.

     One of TIMET facilities in the United Kingdom produces VAR ingots used primarily as feedstock for its forging operations at the same facility. The forging operations process the ingots principally into billet product for sale to customers or into an intermediate product for further processing into bar or plate at its other facility in the United Kingdom. U.K. melting and mill products production in 2003 is expected to operate at approximately 55% and 45% of annual practical capacity, respectively.

     Sponge for melting requirements in both the U.K. and France that is not supplied by TIMET's Nevada facility is purchased principally from suppliers in Japan and Kazakhstan.

     Distribution, market and customer base. TIMET sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. TIMET's marketing and distribution system also includes eight TIMET-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar and flat-rolled sheet and strip. TIMET believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     TIMET has long-term agreements with certain major aerospace customers, including, but not limited to, The Boeing Company, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company, a unit of Precision Castparts Corporation. These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years. Generally, the agreements require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the agreements may be terminated early. Additionally, under a group of related agreements (which group represents approximately 12% of TIMET's 2002 sales) which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that group of agreements would continue on a non-agreement basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, consolidated financial position, results of operations or liquidity. These agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. They also, to varying degrees, effectively obligate TIMET to bear part of the risks of increases in raw material and other costs, but allow TIMET to benefit in part from decreases in such costs.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to their prior long-term agreement LTA entered into in 1997. Pursuant to the settlement, TIMET received a cash payment of $82 million from Boeing. Under the terms of the new Boeing agreement, as amended, in years 2002 through 2007, Boeing is required to advance to TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, TIMET collects $3.80 less from Boeing than the agreement selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collects the full agreement selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced.

     TIMET also has an agreement with VALTIMET SAS, a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets. TIMET owns 44% of VALTIMET. This agreement was entered into in 1997 and expires in 2007. Under this agreement, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions.

     Approximately 53% of TIMET's 2002 sales was generated by sales to customers within North America, as compared to about 50% and 55% in 2001 and 2000, respectively. Approximately 40% of TIMET's 2002 sales was generated by sales to European customers, as compared to about 40% and 38% in 2001 and 2000, respectively.

     Over 67% of TIMET's sales was generated by sales to the aerospace industry in 2002, as compared to 70% in each of 2001 and 2000. Sales under TIMET's long-term agreements accounted for over 37% of its sales in 2002. Sales to PCC and its related entities approximated 9% of TIMET's sales in 2002. Sales to Rolls-Royce and other Rolls-Royce suppliers under the Rolls-Royce long-term agreement (including sales to certain of the PCC-related entities) represented approximately 12% of TIMET's sales in 2002. TIMET expects that while a majority of its 2003 sales will be to the aerospace industry, other markets will continue to represent a significant portion of sales.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group of the United States and Airbus Integrated Company (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems) of Europe. In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users: Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric Aircraft Engines and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation. TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     The newer wide body planes, such as the Boeing 777 and the Airbus A330, A340 and A380, tend to use a higher percentage of titanium in their frames, engines and parts (as measured by total flyweight) than narrow body planes ("flyweight" is the empty weight of a finished aircraft with engines but without fuel or passengers). Titanium represents approximately 9% of the total flyweight of a Boeing 777 for example, compared to between 2% to 3% on the older 737, 747 and 767 models. The estimated firm order backlog for wide body planes at year-end 2002 was 709 (27% of total backlog) compared to 801 (27% of total backlog) at the end of 2001. At year-end 2002, a total of 95 firm orders had been placed for the Airbus A380 superjumbo jet, which program was officially launched in December 2000 with anticipated first deliveries in 2006. TIMET estimates that approximately 77 metric tons of titanium will be purchased for each A380 manufactured, the most of any commercial aircraft.

     As of December 31, 2002, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,649 planes, versus 2,919 planes at the end of 2001 and 3,224 planes at the end of 2000. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. For example, the first deliveries of the Airbus A380 are anticipated to begin in 2006. Additionally, changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     Outside of aerospace markets, TIMET manufactures a wide range of industrial products, including sheet, plate, tube, bar, billet and skelp, for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 18% of TIMET's sales in 2002, 2001 and 2000 was generated by sales into the industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industries, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of sub-sea manifolds. In armor and armament, TIMET sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to mill and melted products, which are sold into the aerospace, industrial and emerging markets, TIMET sells certain other products such as sponge that is not suitable for internal consumption, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 15% of TIMET's sales in 2002 and 12% in each of 2001 and 2000.

     TIMET's backlog of unfilled orders was approximately $165 million at December 31, 2002, compared to $225 million at December 31, 2001 and $245 million at December 31, 2000. Substantially all the 2002 year-end backlog is scheduled for shipment during 2003. However, TIMET's order backlog may not be a reliable indicator of future business activity. Since September 11, 2001, TIMET has received a number of deferrals and cancellations of previously scheduled orders and believes such requests will continue into 2003.

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

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. There are currently six principal producers of titanium sponge in the world. TIMET is the only U.S. sponge producer.

     TIMET's principal competitors in aerospace markets are Allegheny Technologies Inc. and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with the Japanese producers and other companies, are also principal competitors in industrial markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET has been able to take advantage of this situation by purchasing sponge, ingot or intermediate and finished mill products from such countries for use in its own operations, the negative effect of these imports on TIMET has been somewhat mitigated.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot, slab and billet). Prior antidumping orders on imports of titanium sponge from Japan and countries of the former Soviet Union were revoked in 1998.

     The U.S. maintains a trade program referred to as the generalized system of preferences, or "GSP program," designed to promote the economies of a number of lesser- developed countries (referred to as beneficiary developing countries) by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. Kazakhstan has filed a petition with the Office of the U.S. Trade Representative seeking GSP status on imports of titanium sponge, which, if granted, would eliminate the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge).

     TIMET has successfully resisted, and will continue to resist, efforts to date to expand the scope of the GSP program to eliminate duties on sponge and other unwrought titanium products, although no assurances can be made that TIMET will continue to be successful in these activities. No formal decision on the treatment of the GSP petition on titanium sponge has been announced by the U.S. Trade Representative, although TIMET expects that action on the petition will be taken in 2003. Antidumping orders permitting duties on imports of titanium sponge from Japan and the former Soviet Union were revoked in 1998.

     Further reductions in, or the complete elimination of, any or all of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge and mill products and thus TIMET's business, consolidated financial position, results of operations or liquidity. However, since 1993 TIMET has been a large importer of foreign titanium sponge, particularly from Kazakhstan, into the U.S. To the extent TIMET remains a substantial purchaser of foreign sponge, any adverse effects on product pricing as a result of any reduction in, or elimination of, any of these tariffs would be partially ameliorated by the decreased cost to TIMET for foreign sponge to the extent it currently bears the cost of the import duties.

     Producers of other metal products, such as steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial expenditures to process titanium products. TIMET believes, however, that entry as a producer of titanium sponge would require a significant capital investment and substantial technical expertise. Titanium mill products also compete with stainless steels, nickel alloys, steel, plastics, aluminum and composites in many applications.

     Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the design of new alloys, applications development in the automotive division and development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets. TIMET conducts the majority of its research and development activities at its Nevada facility, with additional activities at its facility in England. TIMET incurred research and development costs of $2.6 million in each of 2000 and 2001 and $3.3 million in 2002.

     Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. TIMET believes that the trademarks TIMET and TIMETAL, which are protected by registration in the U.S. and other countries, are important to its business. Further, TIMET feels its proprietary TIMETAL Exhaust Grade, patented TIMETAL 62S connecting rod alloy, patented TIMETAL LCB spring alloy and patented TIMETAL Ti-1100 engine valve alloy give it competitive advantages in the automotive market. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection.

     Employees. At December 31, 2002, TIMET employed approximately 1,950 persons (1,185 in the U.S. and 765 in Europe), compared to 2,410 persons at the end of 2001 and 2,220 persons at the end of 2000. The cyclical nature of the aerospace industry and its impact on TIMET's business is the principal reason that TIMET periodically implements cost reduction, restructurings, reorganizations and other changes that impact TIMET's employment levels. The 19% decrease in employees from 2001 to 2002 and the 9% increase in employees from 2000 to 2001 were principally in response to changes in market demand for TIMET's products. During 2003, TIMET expects to continue efforts to reduce employment in response to anticipated reduced demand for titanium products.

     TIMET's production, maintenance, clerical and technical workers in its Ohio facility and its production and maintenance workers in its Nevada facility are represented by the United Steelworkers of America under contracts expiring in June 2005 and October 2004, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions, generally under annual agreements. Such agreements are currently being negotiated for 2003.

     While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect TIMET's business, consolidated financial position, results of operations or liquidity.

     Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the RCRA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. In addition, at TIMET's Nevada facility, TIMET produces and uses substantial quantities of titanium tetrachloride, a material classified as extremely hazardous under Federal environmental laws. TIMET has used such substances throughout the history of its operations. As a result, risk of environmental damage is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, consolidated financial position, results of operations or liquidity.

     TIMET's operations in Europe are similarly subject to foreign laws and regulations respecting environmental and worker safety matters, which laws have not had, and are not presently expected to have, a material adverse effect on TIMET's business, consolidated financial position, results of operations or liquidity.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. From time to time, TIMET may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. TIMET incurred capital expenditures for health, safety and environmental compliance matters of approximately $2.6 million in 2000, $2.4 million in 2001 and $1.4 million in 2002. TIMET's capital budget provides for approximately $1.9 million of such expenditures in 2003. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

OTHER

     Tremont Corporation. Tremont is primarily a holding company which owns 21% of NL and 39% of TIMET at December 31, 2002. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex. In February 2003, Tremont became a wholly-owned subsidiary of the Company. See Note 3 to the Consolidated Financial Statements.

     Foreign operations. Through its subsidiaries and affiliates, the Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada and component products operations in The Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Approximately 69% of NL's 2002 aggregate TiO2 sales were to non-U.S. customers, including 11% to customers in areas other than Europe and Canada. Approximately 36% of CompX's 2002 sales were to non-U.S. customers located principally in Canada and Europe. About 47% of TIMET's 2002 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. See Note 1 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

     Political and economic uncertainties in certain of the countries in which the Company operates may expose the Company to risk of loss. The Company does not believe that there is currently any likelihood of material loss through political or economic instability, seizure, nationalization or similar event. The Company cannot predict, however, whether events of this type in the future could have a material effect on its operations. The Company's manufacturing and mining operations are also subject to extensive and diverse environmental regulations in each of the foreign countries in which they operate, as discussed in the respective business sections elsewhere herein.

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

     Website and availability of Company reports filed with the SEC. Valhi files reports, proxy and information statements and other information with the SEC. The Company does not maintain a website on the internet. The Company will provide to anyone without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2002, copies of the Company's Quarterly Reports on Form 10-Q for 2002 and 2003 and any Current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

     The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company.

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

     NL lead pigment litigation. NL was formerly involved in the manufacture of lead pigments used in paint. During the past 15 years, NL has been named as a defendant or third party defendant in various legal proceedings alleging that NL and approximately seven other former lead pigment manufacturers are responsible for personal injury, property damage and government expenditures allegedly associated with the use of these products. These cases assert a combination of claims that generally include negligent product design, negligent failure to warn, supplier negligence, fraud and deceit, public and private nuisance, restitution, indemnification, conspiracy, concert of action, aiding and abetting, strict liability/failure to warn, and strict liability/defective design, violations of state consumer protection statutes, enterprise liability, market share liability, and similar claims. NL has neither lost nor settled any of these cases. Considering NL's previous involvement in the lead pigment and lead-based paint businesses, NL expects that additional lead pigment and lead-based paint litigation, asserting similar or different legal theories and seeking similar or different types of damage and relief to that described below, may be filed. In addition various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL.

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

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other former manufacturers of lead pigment (together with NL, the "former pigment manufacturers") and the Lead Industries Association (the "LIA") in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of the actions (Hall v. HANO, et al., No. 89-3552, and Allen v. HANO, et al., No. 89-427, Civil District Court for the Parish of Orleans, State of Louisiana) have been dismissed. The two remaining cases have been inactive since 1992.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the New York City and the New York City Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding.

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court has denied plaintiffs' motion for class certification. Discovery and pre-trial proceedings are continuing with the individual plaintiffs. Defendants have filed a motion for summary judgment on all claims. The court has not yet ruled on the motion.

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

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The time for plaintiff to appeal has not yet expired.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began in phase I of this case before a Rhode Island state court jury in September 2002. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance, with the jury reportedly deadlocked 4-2 in the defendants' favor. No date has been set for any further proceedings, including any possible retrial of the public nuisance issue. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of the 2002 trial. Post trial motions by plaintiff and defendants for judgment notwithstanding the mistrial are pending.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured lead pigment, paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002, the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. In November 2002, the trial court granted summary judgment against the children from the first of the plaintiff families and plaintiffs have appealed. Pre-trial proceedings and discovery against the other plaintiffs are continuing.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. Discovery is proceeding.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. Pre-trial proceedings and discovery are continuing.

     In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The School Districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will occur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA. NL has denied all liability. In June 2002, the court granted NL's motion for summary judgment in the Spring Branch case, and plaintiffs have filed an appeal of the grant of summary judgment. The Houston case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch case or certain other events.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs have appealed.

     In October 2000, NL was served with a complaint filed in California state court in Justice, et al. v. Sherwin-Williams Company, et al. (Superior Court of California, County of San Francisco, No. 314686). Plaintiffs are two minors who seek general, special and punitive damages from the former pigment manufacturers and the LIA for injuries alleged to be due to ingestion of paint containing lead in their residence. NL has denied all liability. In February 2003, plaintiffs moved to dismiss the case without prejudice.

     In February 2001, NL was served with a complaint in Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. One plaintiff has dropped his claims and the court has ordered that the claims of nine of the plaintiffs be transferred to Holmes County, Mississippi state court. Pre-trial proceedings are continuing with respect to the eight plaintiffs remaining in Jefferson County. Trial is scheduled to begin in October 2003.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. Pre-trial proceedings are continuing. Trial is scheduled to begin in October 2003

     In May 2001, NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts that the former pigment manufacturers and the LIA are jointly and severally liable for past and future damages due to the presence of lead paint in County-owned buildings. NL has denied all liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case discussed above or certain other events.

     In December 2001, NL was served with a complaint in Quitman County School District v. Lead Industries Association, et al. (U.S. District Court for the Northern District of Mississippi, No. 2:02CV004-P-B). The complaint asserts joint and several liability and seeks compensatory and punitive damages from the former pigment manufacturers, local paint retailers and others for the abatement of lead paint in Quitman County schools. Plaintiffs subsequently dismissed with prejudice all defendants except NL. The case has been removed to the United States District Court for the Northern District of Mississippi. NL has denied all liability and has filed a motion for summary judgment. Pre-trial proceedings are continuing.

     In January and February 2002, NL was served with complaints by 25 different New Jersey municipalities and counties which have been consolidated as In re:
Lead Paint Litigation (Superior Court of New Jersey, Middlesex County, Case Code
702). Each complaint seeks abatement of lead paint from all housing and all public buildings in each jurisdiction and punitive damages jointly and severally from the former pigment manufacturers and the LIA. In November 2002, the court entered an order dismissing this case with prejudice. Plaintiffs have appealed.

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was removed to state court. NL has denied all allegations of liability and pre-trial proceedings are continuing.

     In February 2002, NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drop the LIA as a defendant. NL has denied all allegations of liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case discussed above or certain other events.

     In May 2002, NL was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from NL, other former manufacturers of lead pigment and the LIA for property damage. NL has denied all allegations of liability. The case has been abated, or stayed, pending appellate review of the trial court's dismissal of the appeal in the Spring Branch Independent School District case discussed above or certain other events.

     In September 2002, NL was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. Defendants have filed a motion to dismiss. The court has not yet ruled on the motion.

     In October 2002, NL was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. Defendants have moved to dismiss certain of the counts.

     NL is also aware of three personal injury complaints filed in state court in LeFlore County Mississippi in December 2002. In Russell v. NL Industries,
Inc.,  et al. (No.  No.2002-0235-CICI),  six  painters  have sued NL, four paint companies, and a local retailer, alleging strict liability, negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. In Stewart v. NL Industries, Inc., et al. (No. 2002-0266-CICI), a child has sued NL, four paint companies, two local retailers, and two landlords, alleging strict liability, negligence, fraudulent concealment, and misrepresentation, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. In Jones v. NL Industries, Inc., et al. (No. 2002-0241-CICI), fourteen children from five families have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment, and misrepresentation, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. NL has not been served in any of the cases.

     NL believes that all of the foregoing lead pigment actions are without merit and intends to continue to deny all allegations of wrongdoing and liability and to defend such actions vigorously.

     In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

     Environmental matters and litigation. NL has been named as a defendant, PRP, or both, pursuant to CERCLA and similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who are also jointly and severally liable.

     The extent of CERCLA liability cannot be determined until the Remedial Investigation and Feasibility Study ("RIFS") is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents is subject to similar uncertainties. NL believes it has provided adequate accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities. At December 31, 2002, NL had accrued $98 million with respect to those environmental matters which are reasonably estimable. NL determines the amount of accrual on a quarterly basis by analyzing and estimating the range of reasonably possible costs to NL. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. It is not possible to estimate the range of costs for certain sites. NL has estimated that the upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $140 million. NL's estimates of such liability has not been discounted to present value, and other than the three settlements discussed below with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed either accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the insolvency of other PRPs or a determination that NL is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by NL to be required for such matters. Furthermore, there can be no assurance that additional environmental matters will not arise in the future. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     At December 31, 2002, NL had $61 million in cash, equivalents and marketable debt securities held by certain special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Notes 1 and 12 to the Consolidated Financial Statements.

     In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint seeks injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was unlawful. The complaint also seeks recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. NL and the U.S. EPA have entered into a consent decree settling NL's liability at the site for $31.5 million, including $1 million in penalties. The consent decree is subject to court approval. NL expects to pay the settlement in 2003 with restricted funds held by NL's environmental trusts discussed in Note 1 to the Consolidated Financial Statements.

     NL previously reached an agreement with the other PRPs at a lead smelter site in Pedricktown, New Jersey, formerly owned by NL, to settle NL's liability for $6 million, all of which has been paid as of December 31, 2002. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. However, NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

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

     Residents in the vicinity of NL's former Philadelphia lead chemicals plant commenced a class action allegedly comprised of over 7,500 individuals seeking medical monitoring and damages allegedly caused by emissions from the plant (Wagner, et al v. Anzon and NL Industries, Inc., No. 87-4420, Court of Common Pleas, Philadelphia County). The complaint sought compensatory and punitive damages from NL and the current owner of the plant, and alleged causes of action for, among other things, negligence, strict liability, and nuisance. A class was certified to include persons who resided, owned or rented property, or who work or have worked within up to approximately three-quarters of a mile from the plant from 1960 through the present. In December 1994, the jury returned a verdict in favor of NL, and the verdict was affirmed on appeal. Residents also filed consolidated actions in the United States District Court for the Eastern District of Pennsylvania, Shinozaki v. Anzon, Inc. and Wagner and Antczak v. Anzon and NL Industries, Inc., Nos. 87-3441, 87-3502, 87-4137 and 87-5150. The
consolidated action is a putative class action seeking CERCLA response costs, including cleanup and medical monitoring, declaratory and injunctive relief and civil penalties for alleged violations of the RCRA, and also asserting pendent common law claims for strict liability, trespass, nuisance and punitive damages. The court dismissed the common law claims without prejudice, dismissed two of the three RCRA claims as against NL with prejudice, and stayed the case pending the outcome of the above-described state court litigation.

     In 2000, NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future cleanup costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In addition, NL received approximately $2 million from settling PRPs. The cleanup is underway.

     In October 2000, NL was served with a complaint in Pulliam, et al. v. NL Industries, Inc., et al., (Superior Court in Marion County, Indiana, No. 49F12-0104-CT-001301), filed on behalf of an alleged class of all persons and entities who own or have owned property or have resided within a one-mile radius of an industrial facility formerly owned by a subsidiary of NL in Indianapolis, Indiana. Plaintiffs allege that they and their property have been injured by lead dust and particulates from the facility and seek unspecified actual and punitive damages and a removal of all alleged lead contamination under various theories, including negligence, strict liability, battery, nuisance and trespass. NL has denied all allegations of wrongdoing and liability. In 2002, the court dismissed plaintiffs' allegations that the case should be certified as a class action. The defendants have moved to dismiss the remainder of the case. The court has not yet ruled on this motion. Discovery is proceeding.

     In November 2001, NL was named as a defendant in Herd v. ASARCO, et al. (Case No. CJ-2001-443), filed in the District Court in and for Ottawa County, Oklahoma. The complaint was filed on behalf of a minor against NL and other defendants and alleges that defendants' former mining operations near Picher, Oklahoma resulted in damage to the plaintiff as a result of the ingestion of lead from mining co-products. NL has denied the material allegations of the complaint. The case was removed to federal court and the United States was added as a third-party defendant. Discovery is proceeding. Trial is scheduled for August 2003. In 2002, NL was named as a defendant in four additional cases with substantially similar allegations to those in the Herd case. (Reeves v. ASARCO et. al., Case No. CJ-02-8; Carr v. ASARCO et. al., Case No. CJ-02-59; Edens v. ASARCO et al., Case No. CJ-02-245; and Koger v. ASARCO et. al., Case No. CJ-02-284.) Each of these cases has been removed to federal court and the United States was added as a third-party defendant. These cases have been consolidated with the Herd case for purposes of discovery. Discovery is proceeding.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     In July 2000, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality pursuant to which Tremont and other PRPs will undertake certain investigatory and interim remediation activities at a former barite mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.9 million at December 31, 2002) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at December 31, 2002 for any such cost. The amount accrued at December 31, 2002 represents Tremont's best estimate of the costs to be incurred through 2005 with respect to the interim remediation measures.

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

     In 1999, TIMET and certain other companies that currently have or formerly had operations within the BMI Complex (the "BMI Companies") entered into a series of agreements with BMI and certain related companies pursuant to which, among other things, BMI assumed responsibility for the conduct of soils remediation activities on the properties described, including the responsibility to complete all outstanding requirements pertaining to such activities under existing consent agreements with the Nevada Division of Environmental
Protection. TIMET contributed $2.8 million to the cost of this remediation (which payment was charged against TIMET's accrued liabilities). TIMET also agreed to convey to BMI, at no additional cost, certain lands owned by TIMET adjacent to its plant site (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). Preliminary estimates indicate that such a system may cost up to $20 million. However, TIMET and BMI are continuing to review various remediation alternatives in order to minimize the ultimate remediation costs of the BMI Complex and no design has yet been selected. TIMET, BMI and the other BMI Companies are continuing investigation with respect to certain additional issues associated with the properties described above, including any possible groundwater issues at the BMI Complex and the TIMET Pond Property. TIMET has not accrued any amount with respect its potential liability to fund 50% of the cost of the project in excess of $15.9 million (subject to the $2 million cap) because it is not probable that such excess cost will be incurred.

     TIMET is continuing assessment work with respect to its own active plant site in Nevada. During 2000, a preliminary study was completed of certain groundwater remediation issues at TIMET's Nevada operations and other TIMET sites within the BMI Complex. TIMET accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. During 2002, TIMET updated this study and accrued an additional $300,000 based on revised cost estimates. These expenses are expected to be paid over a period of up to thirty years.

     At December 31, 2002, TIMET had accrued an aggregate of approximately $4.3 million for these environmental matters discussed above.

     In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 2002, the Company also had approximately $8 million accrued for the estimated cost to complete environmental cleanup matters at certain of its former facilities. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. At one of such facilities, the Company has been named as a PRP pursuant to CERCLA at a Superfund site in Indiana. The Company has also undertaken a voluntary cleanup program to be approved by state authorities at another Indiana site. The total estimated cost for cleanup and remediation at the Indiana Superfund site is $39 million. The Company's share of such estimated cleanup and remediation cost is currently estimated to be approximately $2 million, of which about one-half has been paid. The Company's estimated cost to complete the voluntary cleanup program at the other Indiana site, which involves both surface and groundwater remediation, is relatively nominal. The Company believes it has adequately provided accruals for reasonably estimable costs for CERCLA matters and other environmental liabilities for all of such former facilities. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Furthermore, there can be no assurance that additional environmental matters related to current or former operations will not arise in the future.

     Insurance coverage claims. NL has previously filed actions seeking declaratory judgment and other relief against various insurance carriers with respect to costs of defense and indemnity coverage for certain of its environmental and lead pigment litigation (NL Industries, Inc. v. Commercial Union Insurance Cos., et al., Nos. 90-2124, -2125 (HLS), District Court of New Jersey).

     The action relating to lead pigment litigation defense costs filed in May 1990 against Commercial Union Insurance Company sought to recover defense costs incurred in the City of New York lead pigment case discussed above and two other lead pigment cases which have since been resolved in NL's favor. The action relating to lead paint litigation defense costs in these specified cases has been settled.

     NL has also settled insurance coverage claims concerning environmental claims with certain of the defendants in the environmental coverage litigation, including NL's principal former carriers. See Note 12 to the Consolidated Financial Statements. The settled claims are to be dismissed from the New Jersey litigation in accordance with the terms of the settlement agreements. NL also continues to negotiate with the remaining insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Valhi security holders during the quarter ended December 31, 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 2003, there were approximately 8,000 holders of record of Valhi common stock. The following table sets forth the high and low closing per share sales prices for Valhi common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 28, 2003 the closing price of Valhi common stock according to the NYSE Composite Tape was $10.61.

                                                                              Dividends
                                                      High         Low          paid

Year ended December 31, 2001

  First Quarter ...........................       $   12.00    $   10.00    $   .06
  Second Quarter ..........................           12.95        10.00        .06
  Third Quarter ...........................           13.30        10.16        .06
  Fourth Quarter ..........................           13.42        11.11        .06

Year ended December 31, 2002

  First Quarter ...........................       $   13.30    $   10.80    $   .06
  Second Quarter ..........................           15.63        10.61        .06
  Third Quarter ...........................           19.18         9.82        .06
  Fourth Quarter ..........................           10.75         8.30        .06


     Valhi's regular quarterly dividend is currently $.06 per share. Declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of Operations." Certain financial information for the year ended December 31, 1998 and 2000, as presented herein, has been reclassified from amounts previously presented due to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 145 effective April 1, 2002. See Note 20 to the Consolidated Financial Statements. Such reclassification had no effect on the Company's previously-reported net income.

                                                         Years ended December 31,
                                        1998        1999         2000         2001          2002
                                        ----        ----         ----         ----          ----
                                                  (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals ...................   $   907.3    $   908.4    $   922.3    $   835.1    $   875.2
    Component products ..........       152.1        225.9        253.3        211.4        196.1
    Waste management (1) ........        --           10.9         16.3         13.0          8.4
                                    ---------    ---------    ---------    ---------    ---------

                                    $ 1,059.4    $ 1,145.2    $ 1,191.9    $ 1,059.5    $ 1,079.7
                                    =========    =========    =========    =========    =========

  Operating income:
    Chemicals ...................   $   154.6    $   126.2    $   187.4    $   143.5    $    84.4
    Component products ..........        31.9         40.2         37.5         13.1          4.5
    Waste management (1) ........        --           (1.8)        (7.2)       (14.4)        (7.0)
                                    ---------    ---------    ---------    ---------    ---------

                                    $   186.5    $   164.6    $   217.7    $   142.2    $    81.9
                                    =========    =========    =========    =========    =========


  Equity in earnings (losses):
    Waste Control Specialists (1)   $   (15.5)   $    (8.5)   $    --      $    --      $    --
    Tremont Corporation (2) .....         7.4        (48.7)        --           --           --
    TIMET (3) ...................        --           --           (9.0)        (9.2)       (32.9)


  Income from continuing
   operations (4) ...............   $   219.6    $    47.4    $    76.6    $    93.2    $     1.2
  Discontinued operations .......        --            2.0         --           --           --
                                    ---------    ---------    ---------    ---------    ---------

      Net income ................   $   219.6    $    49.4    $    76.6    $    93.2    $     1.2
                                    =========    =========    =========    =========    =========

DILUTED EARNINGS PER SHARE DATA:
  Income from continuing
   operations ...................   $    1.89    $     .41    $     .66    $     .80    $     .01

  Net income ....................   $    1.89    $     .43    $     .66    $     .80    $     .01

  Cash dividends ................   $     .20    $     .20    $     .21    $     .24    $     .24

  Weighted average common shares
   Outstanding ..................       116.1        116.2        116.3        116.1        115.8

BALANCE SHEET DATA (at year end):
  Total assets ..................   $ 2,242.2    $ 2,235.2    $ 2,256.8    $ 2,150.7    $ 2,074.8
  Long-term debt ................       630.6        609.3        595.4        497.2        605.7
  Stockholders' equity ..........       578.5        589.4        628.2        622.3        614.8

(1)  Consolidated effective June 30, 1999.
(2) Commenced recognizing equity in earnings effective July 1, 1998; consolidated effective December 31, 1999.
(3)  Commenced reporting equity in earnings effective January 1, 2000.
(4)  Income from continuing operations in 1998 includes the  previously-reported
     (i) $330 million pre-tax gain ($152 million net of income taxes and minority interest) related to the sale of NL's specialty chemicals business unit, (ii) $68 million pre-tax gain ($44 million net of income taxes) related to the Company's reduction in interest in CompX and (iii) $32 million charge ($21 million net of income taxes) related to cash payments made to settle certain litigation. Income from continuing operations in 1999 includes the previously-reported (i) $90 million non-cash income tax benefit ($52 million net of minority interest) recognized by NL and (ii) a non-cash impairment charge of $50 million ($32 million net of income taxes) for an other than temporary decline in the value of TIMET. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 2000, 2001 and 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported net income of $1.2 million, or $.01 per diluted share, in 2002 compared to net income of $93.2 million, or $.80 per diluted share, in 2001 and $76.6 million, or $.66 per diluted share, in 2000. Excluding the effects of the items summarized in the table below, the Company would have reported net income of $.01 per diluted share in 2002 compared to $.41 per diluted share in 2001 and $.53 per diluted share in 2000.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for 2000, 2001 and 2002. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

                                                        Diluted earnings per share -
                                                          years ended December 31,
                                                           2000    2001    2002
                                                           ----    ----    ----

Legal settlement gains, net (1) ........................   $.24    $.16    $.02

Equity in earnings of TIMET:
  Boeing settlement (2) ................................    --      .06     --
  Impairment provision and deferred income
   tax asset valuation allowance adjustment (3) ........    --     (.12)   (.05)
  Impairment provision - TIMET (4) .....................    --      --     (.07)

Securities transactions, net (5) .......................    --      .26     .04

NL tax adjustments:
  Deferred income tax asset valuation allowance(6) .....    --      .11     --
  Belgian tax law change (7) ...........................    --      --      .02

Insurance gain (8) .....................................    --      .06     --

Foreign currency transaction gain (9) ..................    --      --      .04

Goodwill amortization(10) ..............................   (.11)   (.14)    --

Other, net .............................................    .53     .41     .01
                                                           ----    ----    ----

                                                           $.66    $.80    $.01
                                                           ====    ====    ====

(1) Settlements NL reached with certain of its principal former insurance carriers in each of 2000, 2001 and 2002, and Waste Control Specialists' settlement of certain litigation to which it was a party in 2001. See Note 12 to the Consolidated Financial Statements.

(2)  TIMET's settlement with Boeing.

(3) TIMET's provisions for other than temporary declines in value of the convertible preferred securities of Special Metals Corporation held by TIMET.

(4) Tremont's provision for an other than temporary decline in the value of its investment in TIMET. See Note 7 to the Consolidated Financial Statements.

(5) Net gains resulting primarily from disposition of shares of Halliburton Company common stock held by the Company, including dispositions resulting from LYONs exchanges. See Notes 5 and 12 to the Consolidated Financial Statements.

(6) NL's income tax benefit related principally to a change in estimate of NL's ability to utilize certain German tax attributes. See Note 16 to the Consolidated Financial Statements.

(7)  Change in NL's net  deferred  income  tax  liability  due to  reduction  in
     Belgian   corporate   statutory  income  tax  rate.  See  Note  16  to  the
     Consolidated Financial Statements.

(8) NL's insurance recoveries for property damage related to the Leverkusen fire. See Note 12 to the Consolidated Financial Statements.

(9) NL's foreign currency transaction gain related to the extinguishment of certain NL intercompany indebtedness. See Note 12 to the Consolidated Financial Statements.

(10) Beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported higher net income in 2000 and 2001 of $13.3 million and $15.7 million, respectively, if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $15.7 million in 2001, approximately $14.5 million and $2.4 million relates to amortization of goodwill attributable to the Company's chemicals and component products operating segment, approximately $100,000 relates to incremental income taxes and approximately $1.1 million relates to minority interest (2000 - $13.4 million and $2.5 million relate to the chemicals and component products operating segments, respectively, $1.6 million relates to incremental income taxes and $1.0 million relates to minority interest). See Note 20 to the Consolidated Financial Statements.

     Total operating income decreased 42% in 2002 compared to 2001 due to lower chemical earnings at NL and lower component products operating income at CompX, partially offset by lower waste management operating losses at Waste Control Specialists. Total operating income decreased 35% in 2001 compared to 2000 due to lower chemicals earnings at NL, lower component products operating income at CompX International and higher waste management operating losses at Waste Control Specialists.

     Excluding the effect of all of the items discussed above, the Company currently believes its net income in 2003 will be higher compared to 2002 due primarily to higher expected chemicals operating income.

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2000, 2001 and 2002, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 13% to 18%.

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

o The Company owns investments in certain companies that are accounted for either as marketable securities carried at fair value or accounted for under the equity method. For all of such investments, the Company records an impairment charge when it believes an investment has experienced a decline in fair value below its cost basis (for marketable securities) or below its carrying value (for equity method investees) that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     At December 31, 2002, the carrying value (which equals their fair value) of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in The Amalgamated Sugar Company LLC, which represents approximately 90% of the aggregate carrying value of all of the Company's marketable securities at December 31, 2002, the $170 million carrying value of such investment exceeded its $34 million cost basis by about 400%. At December 31, 2002, the $1.91 per share quoted market price of the Company's investment in TIMET (the only one of the Company's equity method investees for which quoted market prices are available) exceeded its per share net carrying value by about 85%.

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

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2002, impairment indicators were present only with respect to the property and equipment associated with the Company's waste management operating segment, which represented approximately 4% of the Company's consolidated net property and equipment as of such date. The Company completed an impairment review of such net property and equipment and related net assets as of December 31, 2002. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such segment exceeded the carrying value of such segment's net assets. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that Waste Control Specialists will achieve the future cash flows reflected in its projections.

     Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Note 20 to the Consolidated Financial Statements, the Company has assigned its goodwill to three reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of NL in total. Goodwill attributable to the components products operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic and slide products operations. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2002, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit (NL reporting unit - 15%, CompX security products reporting unit - 35% and CompX ergonomic/slide products reporting unit - 21%). The estimated fair values of the two CompX reporting units are determined based on discounted cash flow projections, and the estimated fair value of the NL reporting unit is based upon the quoted market price for NL's common stock, as appropriately adjusted for a control premium. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amount recognized as defined benefit pension and OPEB expense, and the reported amount of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expense and funding requirements. These assumptions are more fully described below under "--Assumptions on defined benefit pension plans and OPEB plans."

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

     Operating income for each of the Company's three operating segments are impacted by certain of these significant judgments and estimates, as summarized below:

o Chemicals - allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of equity method investees, goodwill and other long-lived assets, defined benefit pension and OPEB plans and loss accruals.
o Component products - allowance for doubtful accounts, reserves for obsolete or unmarketable inventories, impairment of long-lived assets and loss accruals.
o Waste management - allowance for doubtful accounts, impairment of long-lived assets and loss accruals.

In addition, general corporate and other items are impacted by the significant judgments and estimates for impairment of marketable securities and equity method investees, defined benefit pension and OPEB plans, deferred income tax asset valuation allowances and loss accruals.

Chemicals

     Selling prices for TiO2, NL's principal product, were generally increasing during most of 2000, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the third and fourth quarters of 2002. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos.

     Chemicals operating income, as presented below, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $18.9 million, $19.7 million and $12.2 million in 2000, 2001 and 2002, respectively, as compared to amounts separately reported by NL. During 2000 and 2001, a significant portion of such purchase accounting adjustment amortization relates to goodwill (about $13.4 million in 2000 and $14.5 million in 2001). As discussed above, the decline in the aggregate amount of purchase accounting adjustment amortization from 2001 to 2002 is primarily due to ceasing the periodic amortization of goodwill beginning in 2002.

                                                   Years ended December 31,                       % Change
                                                -----------------------------               ------------------
                                             2000           2001            2002          2000-01        2001-02
                                             ----           ----            ----          -------        -------
                                            (In $ millions, except selling price
                                                            data)

Net sales                                 $922.3          $835.1           $875.2             - 9%         + 5%
Operating income                           187.4           143.5             84.4            - 23%        - 41%

Operating income margin                      20%             17%              10%

TiO2 data:
  Sales volumes*                             436             402              455             - 8%        + 13%
  Production volumes*                        441             412              442             - 6%         + 7%
  Production rate as
   percent of capacity                      Full             91%              96%
  Average selling price
   index (1983=100)                       $  161          $  156           $  142             - 3%         - 9%

* Thousands of metric tons

     Chemicals sales increased in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. NL's record TiO2 sales volumes in 2002 were 13% higher compared to 2001 primarily due to higher volumes in European and North American markets. By volume, approximately one-half of NL's 2002 TiO2 sales volumes were attributable to markets in Europe, with 39% attributable to North America and the balance to export markets. The lower TiO2 sales volumes in 2001 were due in part to the effect of the previously-reported fire at NL's Leverkusen, Germany facility in March 2001.

     Chemicals operating income declined in 2002 compared to 2001 as the effect of lower average Ti02 selling prices more than offset the effect of higher Ti02 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in 2002 were 9% lower than 2001, with prices lower in all major regions. While NL's average TiO2 selling prices had generally been declining during all of 2001 and the first quarter of 2002, and were flat during the second quarter of 2002, average TiO2 selling prices increased during the third and fourth quarters of 2002. NL's average TiO2 selling prices in the fourth quarter of 2002 were 2% higher compared to the third quarter of the year, with increases in all major markets.

     NL's record TiO2 production volumes in 2002 were 7% higher than 2001. NL's operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

     Chemicals sales decreased in 2001 compared to 2000 due primarily to lower TiO2 sales volumes and lower TiO2 average selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices (in billing currencies) during 2001 were 3% lower compared to 2000, with prices lower in all major regions. NL's TiO2 sales volumes in 2001 were 8% lower than the prior record sales volumes of 2000, primarily due to lower volumes in North America and Europe.

     Chemicals operating income in 2001 decreased compared to 2000 due primarily to the lower TiO2 sales volumes and average selling prices as well as lower TiO2 production volumes. NL's TiO2 production volumes were 6% lower in 2001 compared to the prior record production volumes in 2000. The lower production volumes in 2001 were due primarily to the effects of the Leverkusen fire.

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

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. The average TiO2 selling price index (using 1983 = 100) of 142 in 2002 was 9% lower than the 2001 index of 156 (2001 was 3% lower than the 2000 index of 161). In comparison, the 2002 index was 19% below the 1990 price index of 175 and 12% higher than the 1993 price index of 127. Many factors influence TiO2 pricing levels, including industry capacity, worldwide demand growth and customer inventory levels and purchasing decisions.

     NL expects TiO2 industry demand in 2003 will increase slightly compared to 2002. NL's TiO2 production volumes in 2003 are expected to approximate NL's 2003 TiO2 sales volumes. In December 2002 and January 2003, NL announced additional price increases in Europe and North America which averaged 8% in Europe and 7% in North America. NL is hopeful that it will realize prices increases, but the extent to which NL can realize price increases during 2003 will depend on improving market conditions and global economic recovery, which may be negatively impacted by the potential for international conflict. Overall, NL expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL's efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. NL expects its TiO2 production capacity will increase by about 10,000 metric tons (primarily at its chloride-process facilities), with moderate capital expenditures, to increase its aggregate production capacity to about 480,000 metric tons during 2005.

     NL has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar (58% in 2002), primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in 2002 decreased 7% compared to 2001 (such prices in 2001 decreased 5% compared to
2000). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2002 by a net $21 million compared to 2001, and decreased TiO2 sales in 2001 by a net $19 million compared to 2000. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2002 compared to 2001, and lower during 2001 compared to 2000. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in 2002 and 2001 compared to the respective prior year.

Component products

                                  Years ended December 31,           % Change
                                  -------------------------         ------------
                                  2000      2001       2002       2000-01  2001-02
                                  ----      ----       ----        ----     ----
                                                   (In millions)

Net sales .................     $253.3     $211.4     $196.1       - 17       - 7
Operating income ..........       37.5       13.1        4.5       - 65      -66%

Operating income margin            15%         6%         2%

     Component products sales and operating income decreased in 2002 compared to 2001 due to continued weak demand for CompX's component products sold to the office furniture market resulting from the continued weak economic conditions in the manufacturing sectors in North America and Europe. Sales of slide and ergonomic products decreased 8% and 18%, respectively, in 2002 compared to 2001, and sales of security products decreased 1%. Component products operating income comparisons were impacted by (i) charges aggregating $5.7 million in 2001 related to the consolidation and rationalization of certain of CompX's European and North American operations (including headcount reductions) and provisions for obsolete and slow-moving inventories and other items and (ii) charges aggregating $3.5 million in 2002 related to the retooling of one of CompX's manufacturing facilities and provisions for changes in estimates with respect to obsolete and slow-moving inventories, overhead absorption rates and other items. The cost savings resulting from this retooling are currently expected to begin to be reflected in CompX's operating results in the first quarter of 2003. Operating income comparisons were also negatively impacted by increases in certain raw material costs, primarily steel, as well as a decline in volume levels, unfavorable changes in the sales mix and general competitive pricing pressures. Operating income comparisons were favorably impacted by ceasing to periodically amortize goodwill, which amounted to approximately $2.4 million in 2001 (none in 2002), as well as the impact of certain cost reductions that were implemented. See Note 20 to the Consolidated Financial Statements.

     Component products sales and operating income decreased in 2001 compared to 2000 due primarily to continued weak economic conditions in the manufacturing sector in North America and Europe. During 2001, sales of slide products decreased 23% compared to 2000, and sales of security products and ergonomic products each decreased 13%. CompX's efforts to reduce manufacturing, fixed overhead and related overhead costs partially offset the effect of the decline in sales, although CompX was unable to sufficiently reduce such costs to fully compensate for the lower level of sales. Component products operating income in 2001 also includes the $5.7 million of charges discussed above. Operating income and margins were also adversely impacted in 2001 by unfavorable changes in product mix and general pricing pressures.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the Dutch guilder, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2002, the effects of fluctuations in foreign currency exchange rates did not materially impact component products sales or operating income as compared to 2001. During 2001, currency exchange rate fluctuations of the Canadian dollar and the euro negatively impacted component products sales compared to 2000 (principally with respect to slide products). Operating income comparisons for this period, however, were not materially impacted by currency fluctuations. Excluding the effect of currency, component products sales decreased 15% in 2001 compared to 2000.

     CompX plans to consolidate its two Canadian facilities into one facility. Expenses related to this consolidation are expected to primarily consist of the cost to move machinery and equipment, and CompX does not expect a significant net cost for the disposal of fixed assets. Substantial completion of this consolidation is expected by the end of the second quarter of 2003. In addition, other facility and product rationalizations are also under review and could result in additional charges for asset impairment, including goodwill, and other costs in future quarters.

     CompX currently expects that weak market conditions will continue in the office furniture market, the primary end-use market for CompX's products. As a result, sales volumes are expected to remain depressed for at least 2003, and competitive pricing pressures are also expected to continue. CompX has initiated price increases on certain of its products and will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results.

Waste management

                                                  Years ended December 31,
                                            2000            2001            2002
                                            ----            ----            ----
                                                        (In millions)

Net sales .......................          $16.3           $13.0           $ 8.4
Operating loss ..................           (7.2)          (14.4)           (7.0)

     Waste management sales decreased in 2002 compared to 2001 due primarily to the effect of weak demand for Waste Control Specialists' waste management services. Waste management's operating losses declined during 2002 compared to 2001 as the effect of certain cost controls implemented in 2002 more than offset the effects of the decline in sales.

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



TIMET

                                                     Years ended December 31,
                                                  2000        2001         2002
                                                  ----        ----         ----
                                                         (In millions)

TIMET historical:
  Net sales ................................     $426.8      $486.9      $366.5
                                                 ======      ======      ======

  Operating income (loss):
    Boeing settlement, net .................     $ --        $ 62.7      $ --
    Fixed asset impairment .................       --         (10.8)       --
    Tungsten accrual .......................       --          (3.3)         .2
    Boeing take-or-pay income ..............       --          --          23.4
    Goodwill amortization ..................       (4.8)       (4.6)       --
    Other, net .............................      (36.9)       20.5       (44.4)
                                                 ------      ------      ------
                                                  (41.7)       64.5       (20.8)
  Impairment of convertible
   preferred securities ....................       --         (61.5)      (27.5)
  Other general corporate, net .............        4.9         5.5        (2.9)
  Interest expense .........................       (7.7)       (4.1)       (3.4)
                                                 ------      ------      ------
                                                  (44.5)        4.4       (54.6)

  Income tax benefit (expense) .............       15.6       (31.1)        2.0
  Minority interest ........................      (10.0)      (15.1)      (14.6)
                                                 ------      ------      ------

    Loss before cumulative effect of
     change in accounting principle ........     $(38.9)     $(41.8)     $(67.2)
                                                 ======      ======      ======

Equity in losses of TIMET ..................     $ (9.0)     $ (9.2)     $(32.9)
                                                 ======      ======      ======


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

     In February 2003, TIMET completed a reverse stock split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The per share disclosures related to TIMET discussed below have been adjusted to give effect to the reverse stock split. Implementing such reverse split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result thereof.

     Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 2002, after considering what it believes to be all relevant factors, including, among other things, TIMET's then-recent NYSE stock prices, and TIMET's operating results, financial position, estimated asset values and prospects, Tremont recorded a $15.7 million impairment provision for an other than temporary decline in value of its investment in TIMET. Such impairment provision is reported as part of the Company's equity in losses of TIMET in 2002. At December 31, 2002, Tremont's net carrying value of its investment in TIMET was $10.30 per share compared to a NYSE market price at that date of $19.10 per share. In determining the amount of the impairment charge, Tremont considered, among other things, then- recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. Tremont will continue to monitor and evaluate the value of its investment in TIMET. In the event Tremont determines any further decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, Tremont would report an additional write-down at that time.

     Excluding the effect of TIMET's previously-reported legal settlement with Boeing, its impairment charge related to certain equipment, its accruals for the tungsten matter discussed below and the effect of the Boeing take-or-pay income, TIMET reported lower sales and worse operating results in 2002 compared to 2001. TIMET's mill and melted products sales volumes in 2002 decreased 27% and 46%, respectively, compared to 2001. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, TIMET's average selling prices for mill products in 2002 were 3% higher compared to 2001, while selling prices for its melted products decreased 1%. TIMET's operating income comparisons were favorably impacted by TIMET ceasing to periodically amortize goodwill recognized on its separate-company books, which amounted to approximately $4.6 million in 2001 (none in 2002). TIMET's results in 2002 were negatively impacted by an increase in TIMET's provision for excess inventories and severance costs related to TIMET's program to reduce its global employment levels. TIMET's operating income comparisons were also negatively impacted in 2002 by changes in customer and product mix and lower operating rates in 2002, with average capacity utilization declining from 75% to 55%.

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing advanced TIMET $28.5 million for each of 2002 and 2003, and Boeing is required to advance TIMET $28.5 million annually from 2004 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 1.3 million pounds during 2002, TIMET recognized income of $23.4 million in 2002 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's results in 2002 also includes a $27.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). In addition, TIMET's effective income tax rate in 2002 varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria.

     TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, TIMET anticipates claims will be incurred up to the maximum amount payable under the bond. Therefore, TIMET's operating results in 2002 also include a $1.5 million charge for this matter. Through December 31, 2002, TIMET has reimbursed the issuer approximately $400,000 under this bond. At this time TIMET understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, TIMET has provided no accrual for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As previously reported, in March 2001, TIMET was notified by one of its customers that a product manufactured from standard grade titanium produced by TIMET contained what has been confirmed to be a tungsten inclusion. TIMET believes that the source of this tungsten was contaminated silicon, which is used as an alloying addition to titanium at the melting stage, purchased from an outside vendor in 1998. At the present time, TIMET is aware of six standard grade ingots that have been demonstrated to contain tungsten inclusions. Based upon TIMET's assessment of possible losses, TIMET accrued $3.3 million during 2001 for this matter. During 2001, the Company charged $300,000 against this accrual to write down its remaining on-hand inventory and made $300,000 in settlement payments, resulting in a $2.7 million accrual as of December 31, 2001 for potential future claims. During 2002, TIMET made settlement payments aggregating $300,000 and has also revised downward its estimate of the most likely amount of loss to be incurred by $200,000. As of December 31, 2002, TIMET had $2.2 million accrued for pending and potential future claims. This amount represents TIMET's best estimate of the most likely amount of loss yet to be incurred. This amount does not represent the maximum possible loss, which is not possible for TIMET to estimate at this time, and may be periodically revised in the future as more facts become known. As of December 31, 2002 TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $600,000. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have yet been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. TIMET has not recorded any recoveries related to this matter as of December 31, 2002.

     During 2001, TIMET's mill products sales volumes increased 7% compared to 2000, and sales volumes of its melted products (ingot and slab) increased 27%. TIMET's average selling prices (in billing currencies) for its mill products increased 2% in 2001 compared to 2000, and melted product selling prices increased 8%. Operating income comparisons were also impacted by the net effects of higher operating rates at certain plants, lower sponge costs, higher scrap costs, higher energy costs, changes in customer and product mix. In addition to the Boeing settlement discussed above, TIMET's operating results in 2001 also include a $10.8 million asset impairment charge related to certain manufacturing assets and a $3.3 million charge related to TIMET's previously-reported tungsten matter discussed above.

     TIMET's results in 2001 also include a $61.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of SMC. In addition, TIMET's effective income tax rate in 2001 varies from the 35% U.S. federal statutory income tax rate because of a $35.5 million increase in TIMET's deferred income tax asset valuation allowance, as TIMET concluded that such deferred income tax assets did not currently meet the "more-likely-than-not" recognition criteria.

     The economic slowdown in the United States and other regions of the world in the latter part of 2001 in combination with the effects of the September 11, 2001 terrorist attacks negatively impacted commercial air travel in the United States and abroad throughout 2002. Although general economic conditions have improved relative to 2001 levels, current data indicates that commercial airline passenger traffic remains below pre-attack levels, and TIMET expects the current slowdown in the commercial aerospace sector will continue through 2005 before beginning a modest upturn in 2006. In addition, the continuing war on terrorism and potential global conflicts could damage an already fragile economy, delay the recovery in airline passenger traffic and exacerbate the current downturn in the commercial aerospace industry. As a result, demand for titanium in the commercial aerospace market remains soft.

     In response, airlines have announced a number of actions to reduce both costs and capacity including, but not limited to, the early retirement of airplanes, the deferral of scheduled deliveries of new aircraft and allowing purchase options to expire. The major commercial airframe and jet engine manufacturers have substantially reduced their production levels in 2003, and the forecast of engine and aircraft deliveries over the next few years is expected to remain at these reduced levels. TIMET expects that aggregate industry mill product shipments will decrease in 2003 by approximately 3% to about 42,500 metric tons. TIMET believes that demand for mill products for the commercial aerospace sector could decline by up to 15% in 2003, primarily due to a combination of reduced aircraft production rates and excess inventory accumulated throughout the aerospace supply chain since September 11, 2001. Excess inventory accumulation typically leads to order demand for titanium products falling below actual consumption.

     According to The Airline Monitor, the worldwide commercial airline industry reported an estimated operating loss of approximately $8 billion in 2002, compared with an operating loss of $11 billion in 2001 and operating income of $11 billion in 2000. The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2002 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 673 (including 176 wide bodies) in 2002. The Airline Monitor's most recently issued forecast of January 2003 calls for 580 deliveries in 2003, 570 deliveries in 2004 and 560 deliveries in 2005. After 2005, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries through 2010, with forecasted deliveries of 780 aircraft in 2009 exceeding 2002 levels. Relative to 2002, these forecasted delivery rates represent anticipated declines of about 14% in 2003, 15% in 2004 and 17% in 2005. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. TIMET can give no assurance as to the extent or duration of the current commercial aerospace cycle or the extent to which it will affect demand for TIMET's products.

     Although the current business environment makes it particularly difficult to predict TIMET's future performance, TIMET believes sales revenue in 2003 will remain flat compared to 2002 at approximately $360 million to $370 million, reflecting the combined effects of increases in sales volume offset by continued softening of market selling prices and changes in customer and product mix. Mill product sales volume is expected to increase approximately 5% from 2002 levels to about 9,300 metric tons and melted product sales volume is expected to increase approximately 40% relative to 2002, to approximately 3,300 metric tons. TIMET expects approximately 55% of its 2003 mill product sales volume will be derived from the commercial aerospace sector (as compared to 59% in 2002), with the balance from military aerospace, industrial and emerging markets. The overall mill product sales volume increase in 2003 is principally driven by an anticipated increase in TIMET's military aerospace, military armor and industrial sales volume compared to 2002, partially offset by sales volume declines in commercial aerospace and various emerging markets.

     Market selling prices on new orders for titanium products, while difficult to forecast, are expected to continue to soften throughout 2003. However, about one-half of TIMET's anticipated commercial aerospace volume in 2003 is under long-term agreements that provide TIMET with selling price stability on that portion of its business. TIMET may sell substantially similar titanium products to different customers at varying selling prices due to the effect of the long-term agreements, timing of purchase orders and market fluctuations. There are also wide differences in selling prices across different titanium products that TIMET offers. Accordingly, the mix of customers and products sold affects the average selling price realized and has an important impact on sales revenue and gross margin. Average selling prices, as reported by TIMET, are a reflection not just of actual selling prices received by TIMET, but other related factors such as foreign currency exchange rates and customer and product mix in a given period. Consequently, changes in average selling prices from period to period will be impacted by changes occurring not just in actual prices, but in these other factors as well.

     TIMET's operating costs are affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture a significant portion of its titanium sponge requirements in 2003 and purchase the balance. TIMET expects the aggregate cost of purchased sponge and scrap to remain relatively stable in 2003 as compared to 2002. TIMET expects its overall capacity utilization to average about 50% in 2003, down from 55% in 2002. However, TIMET's practical capacity utilization measures can vary significantly based on product mix. As TIMET reduces production volume in response to reduced requirements, certain manufacturing overhead costs decrease at a slower rate and to a lesser extent than production volume changes, generally resulting in higher costs relative to production levels. During 2002, TIMET undertook a number of actions to reduce its costs, including reductions in employment levels, more stringent spending controls and programs to improve manufacturing yields. However, the continued softening of market selling prices is expected to substantially offset the benefits of these actions, resulting in an expected gross margin in 2003 of between negative 2% and break even. TIMET expects gross margin to improve during the year as production volumes begin to increase somewhat.

     The Company anticipates that Boeing will purchase about 800,000 pounds of product in 2003. At this projected order level, TIMET expects to recognize about $25 million of income under the Boeing LTA's take-or-pay provisions in 2003. Any such earnings will be reported as part of TIMET's operating income, but will not be included in its net sales, sales volume or gross margin.

     TIMET's effective consolidated income tax rate is expected to vary significantly from the U.S. statutory rate, as no income tax benefit is expected to be recorded on U.S. or U.K. losses during 2003.

     Overall, TIMET presently expects to report an operating loss in 2003 of $15 million to $25 million and a net loss of $35 million to $45 million, before any potential restructuring or other special charges. TIMET presently anticipates its results in the last half of 2003 will be improved compared to the first half due to the improvement in gross margins and because the estimated $25 million expected to be earned under the take-or-pay provision of the Boeing LTA will be recognized in the last half of the year.

     TIMET is not satisfied with the projected results for 2003 and has undertaken further cost reduction measures. TIMET is redoubling its efforts to achieve aggressive spending reductions, supplier price concessions and manufacturing process improvements, and additional salaried headcount reductions are expected. On a longer-term basis, TIMET is continuing to evaluate product line and facilities consolidations that may permit it to meaningfully reduce its cost structure in the future while maintaining and even increasing its market share. Accordingly, TIMET's results in 2003 could include one or more charges for restructurings, asset impairments or similar charges that might be material.

     During 2002, TIMET adopted SFAS No. 142, Goodwill and other intangible assets. Under the transition provisions of SFAS No. 142, TIMET determined that the entire carrying value of its recognized goodwill at December 31, 2001 was impaired, and during 2002 TIMET recognized a $44.3 million net charge recorded as a cumulative effect of a change in accounting principle to writeoff all of its recognized goodwill. However, Tremont had already written off all of its pro-rata share of TIMET's recognized goodwill as part of a 1999 provision for an other than temporary impairment of its investment in TIMET at that time. Accordingly, TIMET's adoption of SFAS No. 142 had no financial statement impact to the Company during 2002.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in 2002 compared to 2001 due to a lower average level of invested funds and lower average yields. General corporate interest and dividend income decreased in 2001 compared to 2000 as a slightly higher level of distributions from The Amalgamated Sugar Company LLC in 2001 was more than offset by a lower interest rate on the Company's $80 million loan to Snake River Sugar Company (which rate was reduced from 12.99% to 6.49% effective April 1,
2000) and a lower average interest rate on funds available for investment. The Company received $23.6 million of distributions from the LLC in 2002 compared to $23.6 million in 2001 and $22.7 million in 2000. See Notes 5 and 12 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income is currently expected to be lower during 2003 compared to 2002 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Legal settlement gains. The $5.2 million of net legal settlement gains in 2002 relate to NL's settlements with certain former insurance carriers. The $31.9 million net legal settlement gains in 2001 relate principally to (i) settlement of certain litigation to which Waste Control Specialists was a party ($20.1 million) and (ii) NL's additional settlements with certain former insurance carriers ($11.4 million). The $69.5 million net legal settlement gains in 2000 relate to NL's additional settlements with certain former insurance carriers. These settlements of NL in 2000, 2001 and 2002 resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See Note 12 to the Consolidated Financial Statements.

     Securities transactions. Securities transaction gains in 2002 are comprised of (i) a $3.0 million unrealized gain related to the reclassification of 621,000 shares of Halliburton Company common stock from available-for-sale to trading securities and (ii) a $3.4 million gain related to changes in the market value of the Halliburton common stock classified as trading securities. At December 31, 2002, the Company held approximately 2,500 shares of Halliburton common stock which were sold in market transactions in January 2003 for an amount approximating their December 31, 2002 carrying value.

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

     Securities transactions in 2000 include (i) a $5.6 million gain related to common stock received by NL from the demutualization of an insurance company from which NL had purchased certain insurance policies and (ii) a $5.7 million charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 5 and 12 to the Consolidated Financial Statements.

     Insurance gain. The insurance gain in 2001 relates to proceeds NL received related to property damage insurance coverages for the fire at its Leverkusen, Germany facility, as the proceeds received exceeded the carrying value of the property destroyed and cleanup and other extra costs incurred. NL does not expect to receive any additional insurance proceeds related to the Leverkusen fire. See Note 12 to the Consolidated Financial Statements.

     Other general corporate income items. The $6.3 million foreign currency transaction gain in 2002 relates to the extinguishment of certain intercompany indebtedness of NL. The gain on disposal of fixed assets in 2002 relates to the sale of certain real estate held by Tremont. The gain on sale/leaseback in 2001 relates to CompX's manufacturing facility in The Netherlands. See Note 12 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in 2002 were higher than the same periods in 2001, as higher legal and stock compensation-related expenses of NL were only partially offset by the effect of lower compensation-related expenses of Tremont. Net general corporate expenses in 2001 approximated net expenses in 2000, as lower legal expenses of NL were offset by higher compensation-related expenses of Tremont. NL's $20 million of proceeds from the disposal of its specialty chemicals business unit related to its agreement not to compete in the rheological products business is being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in the first quarter of 2003 ($4 million recognized in each of 2000, 2001 and 2002). See Note 12 to the Consolidated Financial Statements. Net general corporate expenses in 2003 are currently expected to be higher compared to 2002, in part due to the effect of lower income related to NL's non-compete agreement as well as higher expected legal expenses of NL.

     Interest expense. Interest expense declined in 2002 compared to 2001 due primarily to lower average levels of outstanding indebtedness as well as lower average U.S. variable interest rates. Interest expense in 2002 includes $2.0 million related to the loss on early extinguishment of certain indebtedness of NL. See Note 10 to the Consolidated Financial Statements. Interest expense declined in 2001 compared to 2000 due primarily to lower interest rates on variable-rate borrowings and a lower level of outstanding indebtedness of NL and Valhi, offset in part by higher levels of indebtedness at CompX.

     Assuming interest rates do not increase significantly from year-end 2002 levels, interest expense in 2003 is expected to be lower than 2002 due to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of NL and lower average interest rates on NL indebtedness.

     At December 31, 2002, approximately $552 million of consolidated indebtedness, principally KII's publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 9.1% (2001 - $476 million with a weighted average interest rate of 10.3%; 2000 - $551 million with a weighted average fixed interest rate of 10.4%). Fixed-rate outstanding indebtedness at December 31, 2001 and 2000 consisted primarily of Valhi's 9.25% LYONs and NL's 11.75% Senior Secured Notes, both of which were fully retired by December 31, 2002, as well as Valhi's loans from Snake River. The weighted average interest rate on $58 million of outstanding variable rate borrowings at December 31, 2002 was 4.4% compared to an average interest rate on outstanding variable rate borrowings of 4.5% at December 31, 2001 and 7.1% at December 31, 2000. The weighted average interest rate on outstanding variable rate borrowings declined slightly from December 31, 2001 to December 31, 2002 as the effect of lower average interest rates on U.S. borrowings more than offset the effect of higher average interest rates on NL's non-U.S. borrowings. The weighted average interest rate on outstanding variable rate borrowings decreased from December 31, 2000 to December 31, 2001 due principally to the reduction in short-term U.S. interest rates. See Note 10 to the Consolidated Financial Statements.

     KII has a certain amount of indebtedness denominated in currencies other than the U.S. dollar and, accordingly, NL's interest expense is also subject to currency fluctuations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." Periodic cash interest payments were not required on Valhi's 9.25% deferred coupon LYONs (which were fully redeemed by December 31, 2002). As a result, cash interest expense payments in the past had been lower than accrual basis interest expense.

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

     As discussed in Note 20 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 impacted the Company's overall effective income tax rate in 2002 as compared to 2001.

     During 2002, NL reduced its deferred income tax asset valuation allowance by approximately $3.4 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. During 2002, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $3.8 million primarily because Tremont concluded certain tax attributes do not currently meet the "more-likely-than-not" recognition criteria. The provision for income taxes in 2002 also includes a $2.7 million deferred income tax benefit related to certain changes in the Belgian tax law.

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

     During 2001, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $3.8 million due primarily because Tremont concluded certain tax attributes, including its net operating loss carryforwards generated prior to January 1, 2001 no longer met the "more-likely-than-not" recognition criteria. Such net operating loss carryforwards can only be used to offset future taxable income of Tremont, and may not be used to offset future taxable income of other members of the Contran Tax Group.

     During 2000, NL reduced its deferred income tax valuation allowance by $2.6 million primarily as a result of utilization of certain tax attributes for which the benefit had not been previously recognized under the "more-likely-than-not" recognition criteria. Also during 2000, Tremont increased its deferred income tax valuation allowance by $3.3 million primarily due to its equity in losses of TIMET and other deductible income tax attributes arising during 2000 for which recognition of a deferred tax benefit was not considered appropriate by Tremont under the "more-likely-than-not" recognition criteria.

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

     At December 31, 2002, NL had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on utilization of income tax loss carryforwards, that as proposed would become effective retroactively to January 1, 2003. Since NL has provided a deferred income tax asset valuation allowance against substantially all of these German tax loss carryforwards, any limitation on NL's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on NL's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on NL's ability to fully utilize its German income tax loss carryforwards, which would significantly affect NL's future income tax expense and future German income tax payments.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during 2000, 2001 and 2002.

     Minority interest in earnings of Tremont's subsidiaries in 2000 relates to TRECO L.L.C., a 75%-owned subsidiary of Tremont that holds Tremont's interests in BMI and Landwell. In December 2000, TRECO acquired the 25% interest in TRECO previously held by the other owner of TRECO, and TRECO became a wholly-owned subsidiary of Tremont. Accordingly, no minority interest in Tremont's subsidiaries was reported subsequent to December 2000.

     Following completion of the merger transactions in which Tremont became wholly owned by Valhi in February 2003, the Company will no longer report minority interest in Tremont's net assets or earnings. See Note 3 to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 18 to the Consolidated Financial Statements.

     Accounting   principles   newly  adopted  in  2002.  See  Note  20  to  the
Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 21 to the Consolidated Financial Statements.

     Assumptions on defined benefit pension plans and OPEB plans.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 17 to the Consolidated Financial Statements. At December 31, 2002, all of the Company's recognized prepaid pension costs relate to NL plans, and 82% of the Company's recognized accrued pension costs relates to NL plans. Substantially all of the remaining accrued pension costs at such date relates to benefits owed to certain former U.S. employees of Medite Corporation, a former business unit of Valhi (the "Medite plan").

     The Company accounts for its defined benefit pension plans using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $5.0 million in 2000, $4.4 million in 2001 and $6.8 million in 2002. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by NL to all of its plans aggregated $16.6 million in 2000, $7.6 million in 2001 and $9.6 million in 2002. No contributions were required to be made with respect to the Medite plan during the past three years.

     The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th for the NL plans and December 31st for the Medite plan) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

     At December 31, 2002, approximately 91% of the projected benefit obligations for all of the Company's defined benefit pension plans related to plans sponsored by NL, and substantially all of the remainder related to the Medite plan. Of the amount attributable to plans sponsored by NL, approximately 17%, 53%, 10% and 14% related to NL plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                  Discount rates used for:
                                      Obligations at     Obligations at       Obligations at
                                    December 31, 2000   December 31, 2001    December 31, 2002
                                   and expense in 2001 and expense in 2002  and expense in 2003
                                   ------------------- -------------------  -------------------

NL plans:
  U.S ..........................           7.8%               7.3%               6.5%
  Germany ......................           6.0%               5.8%               5.5%
  Canada .......................           7.5%               7.3%               7.0%
  Norway .......................           6.0%               6.0%               6.0%
Medite plan ....................           7.3%               7.0%               6.5%


     The assumed long-rate return on plan assets represents the estimated average rate of earnings expected to be earned on the funds invested or to be invested in the plans' assets provided to fund the benefit payments inherent in the projected benefit obligations. Unlike the discount rate, which is adjusted each year based on changes in current long-term interest rates, the assumed long-term rate of return on plan assets will not necessarily change based upon the actual, short-term performance of the plan assets in any given year. Defined benefit pension expense each year is based upon the assumed long-term rate of return on plan assets for each plan and the actual fair value of the plan assets as of the beginning of the year. Differences between the expected return on plan assets for a given year and the actual return are deferred and amortized over future periods based either upon the expected average remaining service life of the active plan participants (for plans for which benefits are still being earned by active employees) or the average remaining life expectancy of the inactive participants (for plans for which benefits are not still being earned by active employees).

     At December 31, 2002, approximately 93% of the plan assets for all of the Company's defined benefit pension plans related to plans sponsored by NL, and the remainder related to the Medite plan. Of the amount attributable to plans sponsored by NL, approximately 19%, 50%, 8% and 18% related to plan assets for NL's plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different long-term rate of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o In the U.S., NL currently has a plan asset target allocation of 50% to equity managers and 50% to fixed income managers, with an expected long-term rate of return for such investments of approximately 10% and 6%, respectively.
o In Germany, the composition of NL's plan assets is established to satisfy the requirements of the German insurance commissioner.
o In Canada, NL currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index.
o In Norway, NL currently has a plan asset target allocation of 15% to equity managers and 85% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively.
o In the U.S., the Medite plan assets are invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 15-year history of the CMRT, through December 31, 2002 the average annual rate of return has been 10.8%.

     The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The Company's assumed long-term rates of return on plan assets for 2000, 2001 and 2002 were as follows:

                                              2000            2001            2002
                                            --------        --------         ------

NL plans:
  U.S ..........................              9.0%            8.5%            8.5%
  Germany ......................              7.5%            7.3%            6.8%
  Canada .......................              8.0%            7.8%            7.0%
  Norway .......................              7.0%            7.0%            7.0%
Medite plan ....................             10.0%           10.0%           10.0%


     The Company currently expects to utilize the same long-term rate of return on plan asset assumptions in 2003 as it used in 2002 for purposes of determining the 2003 defined benefit pension plan expense.

     To the extent that a plan's particular pension benefit formula calculates the pension benefit in whole or in part based upon future compensation levels, the projected benefit obligations and the pension expense will be based in part upon expected increases in future compensation levels. For all of the Company's plans for which the benefit formula is so calculated, the Company generally bases the assumed expected increase in future compensation levels based upon average long-term inflation rates for the applicable country.

     In addition to the actuarial assumptions discussed above, because NL maintains defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2003, NL expects its defined benefit pension expense will approximate $8 million in 2003. In comparison, NL expects to be required to make approximately $12 million of contributions to such plans during 2003. The expected amount of defined benefit pension expense for 2003 for the Medite plan is not significant, and no contributions are currently expected to be required to be made by such plan during 2003.

     As noted above, defined benefit pension expense and the amount recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If NL had lowered the assumed discount rate by 25 basis points for all of its plans as of December 31, 2002, NL's aggregate projected benefit obligations would have increased by approximately $10.5 million at that date, and NL's defined benefit pension expense would be expected to increase by approximately $1.4 million during 2003. Similarly, if NL lowered the assumed long-term rate of return on plan assets by 25 basis points for all of its plans, NL's defined benefit pension expense would be expected to increase by approximately $600,000 during 2003. Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

     OPEB plans. Certain subsidiaries of the Company currently provide certain health care and life insurance benefits for eligible retired employees. See Note 17 to the Consolidated Financial Statements. At December 31, 2002, approximately 61% of the Company's aggregate accrued OPEB costs relate to NL, and substantially all of the remainder relates to Tremont. NL provides such OPEB benefits to retirees in the U.S. and Canada. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $899,000 in 2000, $254,000 in 2001 and $555,000 in 2002. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $8.9 million in 2000, $1.8 million in 2001 and $1.9 million in 2002. Such contributions were lower in 2002 and 2001 as compared with 2000 due to NL's 2000 contribution to a trust of certain shares of common stock received by NL pursuant to the demutualization of an insurance company, the assets of which could only be used to pay for certain of NL's retiree benefits. See Note 12 to the Consolidated Financial Statements. The shares were sold by the trust for $7.8 million in 2000, and such proceeds were used to pay certain of NL's OPEB benefits in 2000, 2001 and 2002.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2002, the expected rate of increase in future health care costs ranges from 9% to 11.4% in 2003, declining to rates of between 4.25% and 5.5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2003, the Company expects its consolidated OPEB expense will approximate $800,000 in 2003. In comparison, the Company expects to be required to make approximately $6.7 million of contributions to such plans during 2003.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rate by 25 basis points for all of its OPEB plans as of December 31, 2002, the Company's aggregate projected benefit obligations would have increased by approximately $1.0 million at that date, and the Company's OPEB expense would be expected to increase by less than $100,000 during 2003. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $2.9 million at December 31, 2002, and OPEB expense would have increased by $200,000 in 2002.

Foreign operations

     NL. NL has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of NL's assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of NL's German, Belgian, Dutch and French operations had been converted to the euro from their respective national currencies. At December 31, 2002, NL had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and United Kingdom pound sterling.

     CompX. CompX has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada, The Netherlands and Taiwan. As of January 1, 2001, the functional currency of CompX's Thomas Regout operations in The Netherlands had been converted to the euro from its national currency (Dutch guilders).

     TIMET. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom. The United Kingdom has not adopted the euro. Approximately 44% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings.

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

     At December 31, 2002, the estimated cost to complete capital projects in process approximated $7.4 million, of which $6 million relates to NL's Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2003 are expected to approximate $48.3 million ($34.7 million for NL, $11.2 million for CompX and $2.2 million for Waste Control Specialists). Capital expenditures in 2003 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 2002, (i) NL purchased $21.3 million of its common stock in market transactions, (ii) NL purchased the EWI insurance brokerage services operations for $9 million and (iii) one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements repaid $2 million of its loan from EMS. See Notes 3 and 18 to the Consolidated Financial Statements.

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

     Financing activities. During 2002, (i) Valhi repaid a net $35 million under its revolving bank credit facility and repaid a net $13.4 million of its short-term demand loans from Contran, (ii) CompX repaid a net $18 million of its revolving bank credit facility, (iii) NL repaid all of its existing short-term notes payable denominated in euros and Nowegian kroner ($53 million when repaid) using primarily proceeds from borrowings ($39 million) under KII's new revolving bank credit facility, (iv) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII and (v) NL repaid an aggregate of euro 14 million ($14 million when repaid) of borrowings under KII's revolving bank credit facility. In addition, Valhi redeemed the remaining $43.1 million principal amount at maturity of its LYONs debt obligations ($27.4 million accreted value) for cash.

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

     Net repayments of indebtedness in 2000 include (ii) NL's repayments of $50 million principal amount of its Senior Secured Notes using cash on hand and borrowings under short-term euro or Norwegian kroner-denominated credit facilities ($43 million when borrowed), (ii) CompX's borrowing a net $19 million under its unsecured revolving bank credit facility, (iii) NL's repayment of Euro
30.9 million ($28.9 million when paid) of certain of its other Euro-denominated short-term indebtedness and (iv) Valhi's borrowing a net $10 million under its bank credit facility and borrowing a net $5.7 million of short-term borrowings from Contran.

     At December 31, 2002, unused credit available under existing credit facilities (after considering CompX's new $47.5 million revolving bank credit facility obtained in January 2003 which replaced its prior $100 million revolving facility) approximated $172.4 million, which was comprised of $16.5 million available to CompX under its new revolving credit facility, $57.0 million available to NL under non-U.S. credit facilities, $30.0 million available to NL under its U.S. credit facility and $68.9 million available to Valhi under its revolving bank credit facility.

     Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. See Note 10 to the Consolidated Financial Statements. Other than operating leases discussed in Note 19 to the Consolidated Financial Statements, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - NL Industries

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions can significantly impact NL's earnings and operating cash flows. Cash flow from operations is considered the primary source of liquidity for NL. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of NL.

     At December 31, 2002, NL had cash, cash equivalents and marketable debt securities of $130 million, including restricted balances of $72 million, and NL had $87 million available for borrowing under its U.S. and non-U.S. credit facilities. At December 31, 2002, NL had complied with all financial covenants governing its debt agreements. Based upon NL's expectations for the TiO2 industry and anticipated demands on NL's cash resources as discussed herein, NL expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from NL's expectations, NL's liquidity could be adversely affected.

     NL's capital expenditures during the past three years aggregated $117.4 million, including $18.2 million ($5.0 million in 2002) for NL's ongoing environmental protection and compliance programs and $25.4 million (mostly in 2001) related to reconstruction of the Leverkusen facility destroyed by fire in March 2001. NL's estimated 2003 capital expenditures are $34.0 million, including $5.0 million in the area of environmental protection and compliance. The capital expenditures of the TiO2 manufacturing joint venture are not included in NL's capital expenditures.

     NL's board of directors has authorized NL to purchase up to an aggregate of
6.0 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time, including 1.5 million shares authorized by NL's board in October 2002. Through December 31, 2002, NL had purchased 4.7 million of its shares pursuant to such authorizations for an aggregate of $74.9 million, including approximately 1.4 million shares purchased during 2002 for an aggregate of $21.3 million, and an additional 1.3 million shares are available for purchase.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. NL's and EMS' 1998 U.S. federal income tax returns are currently being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments until September 30, 2003. Based on the examination to date, NL anticipates that the U.S. tax authorities may propose a substantial tax deficiency. NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10.4 million ($11 million at December 31, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. NL has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2002) relating to 1998 through 2000. NL has objected to this proposed assessment in a written response to the Norwegian tax authorities. No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in court and tax proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At December 31, 2002, NL had recorded net deferred tax liabilities of $134 million. NL operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). NL has provided a deferred tax valuation allowance of $185 million at December 31, 2002, principally related to Germany, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria.

     At December 31, 2002, NL had the equivalent of approximately $414 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. The German federal government has proposed certain changes to its income tax law, including certain changes that would impose limitations on the annual utilization of income tax loss carryforwards that, as proposed, would become effective retroactively to January 1, 2003. Since NL has provided a deferred income tax asset valuation allowance against substantially all of the German tax loss carryforwards, any limitation on NL's ability to utilize such carryforwards resulting from enactment of any of these proposals would not have a material impact on NL's net deferred income tax liability. However, if enacted, the proposed changes could have a material impact on NL's ability to make full annual use of its German income tax loss carryforwards, which would significantly affect NL's future income tax expense and future income tax payments.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($98 million at December 31, 2002) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, the allocation of such costs among PRPs and the solvency of other PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $140 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by statutes of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     At December 31, 2002, NL had $61 million in cash, equivalents and marketable debt securities held by certain special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Notes 1 and 12 to the Consolidated Financial Statements.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

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

Component products - CompX International

     In 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration using primarily borrowings under its bank credit facility. CompX's capital expenditures during the past three years aggregated $49.1 million. Such capital expenditures included manufacturing equipment that emphasizes improved production efficiency and increased production capacity.

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its new bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. In this regard, during 2002 CompX's quarterly dividend of $.125 per share exceeded CompX's quarterly earnings per share. To the extent that CompX's future operating results continue to be insufficient to cover its dividend, it is possible CompX might decide to reduce or suspend its quarterly dividend.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

     Waste Control Specialists capital expenditures during the past three years aggregated $7.0 million. Such capital expenditures were funded primarily from Valhi's capital contributions ($20 million in 2000) as well as certain debt financing provided to Waste Control Specialists by Valhi.

     At December 31, 2002, Waste Control Specialists' indebtedness consists principally of $23.2 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in November 2004. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2003 under its revolving credit facility with such Valhi subsidiary.

TIMET


     At December 31, 2002, TIMET had net debt of approximately $13.2 million ($19.4 million of debt and $6.2 million of cash and cash equivalents). At December 31, 2002, TIMET had over $130 million of borrowing availability under its various worldwide credit agreements, as discussed below. TIMET presently expects to generate $20 million to $30 million in cash flow from operations during 2003, principally driven by reductions in working capital, especially inventory, and the deferral of the dividends on the convertible preferred securities, also as discussed below. TIMET received the 2003 advance of $27.7 million ($28.5 million less $800,000 for 2002 subcontractor purchases) from Boeing in early January 2003. TIMET expects its bank debt will decrease in 2003 as compared to year-end 2002 levels. Overall, TIMET believes its cash, cash flow from operations, and borrowing availability will satisfy its expected working capital, capital expenditures and other requirements in 2003.

     In October 2002, TIMET amended its existing U.S. asset-based revolving credit agreement, extending the maturity date to February 2006. Under the terms of the amendment, borrowings are limited to the lesser of $105 million or a formula-determined borrowing base derived from the value of TIMET's accounts receivable, inventory and equipment. This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on TIMET's convertible preferred securities if excess availability, as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as unused borrowing availability less certain contractual commitments such as letters of credit. As of December 31, 2002, excess availability was approximately $85 million.

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

     TIMET's United Kingdom subsidiary also has a credit agreement that, as amended in December 2002, provides for borrowings limited to the lesser of pound sterling 22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventory and equipment. As of December 31, 2002, unused borrowing availability was approximately $30 million.

     TIMET also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of December 31, 2002 under these facilities was approximately $16 million.

     TIMET's capital expenditures during the past three years aggregated $35.1 million. TIMET's capital expenditures during 2003 are currently expected to be about $10 million.

     TIMET is involved in various environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While TIMET's management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's results of operations or cash flows in a particular period.

     At December 31, 2002, TIMET had accrued an aggregate of $4.3 million for environmental matters, including the previously-reported matter relating to the site at its Nevada facility. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     At December 31, 2002, TIMET had accrued an aggregate of $600,000 for expected costs related to various legal proceedings. TIMET records liabilities related to legal proceedings when estimated losses, including estimated legal fees, are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     At December 31, 2002, TIMET had $201.2 million outstanding of its 6.625% convertible preferred securities that mature in 2026. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer dividend payments for one or more quarters of up to 20 consecutive quarters. TIMET is prohibited from, among other things, paying dividends on its common stock while dividends are being deferred on the convertible preferred securities. TIMET suspended the payment of dividends on its common stock during the fourth quarter of 1999 in view of, among other things, the continuing weakness in demand for titanium metals products. In April 2000, TIMET exercised its rights under the convertible preferred securities and commenced deferring future dividend payments on these securities. During June 2001, following TIMET's legal settlement with Boeing, TIMET resumed payment of dividends on its convertible preferred securities, and TIMET also paid the aggregate amount of dividends that have been previously deferred on such convertible preferred securities ($13.9 million). Prior to September 2001, TIMET was prohibited from paying dividends on its common stock due to restrictions contained in its U.S. credit agreement. In September 2001, such U.S. credit agreement was amended to permit TIMET to pay dividends on its common stock up to specified amounts provided certain specified conditions were met.

     In October 2002, TIMET again elected to exercise its right to defer future dividend payments on its convertible preferred securities for a period of up to 20 consecutive quarters. Dividends will continue to accrue and interest will continue to accrue at the coupon rate on the principal and unpaid dividends. This deferral was effective starting with TIMET's December 1, 2002 scheduled dividend payment. TIMET may consider resuming payment of dividends on the convertible preferred securities once the outlook for TIMET's results from operations improves substantially`. Since TIMET exercised its right to defer dividend payments, it is unable to, among other things, pay dividends on or reacquire its capital stock during the deferral period.

     In September 2002, Moody's Investor Service downgraded its rating on TIMET's convertible preferred securities to Caa2 from B3, and Standard & Poor's Ratings Services lowered its rating on such securities to CCC- from CCC. S&P further lowered its credit rating on such securities to D after the dividend payment due on December 1, 2002 on the convertible preferred securities was actually deferred. TIMET's ability to obtain additional capital in the future, or its ability to obtain capital on terms TIMET deemed appropriate, could be negatively affected by these downgrades.

     TIMET used the proceeds from its settlement with Boeing to (i) pay legal and other costs associated with the Boeing settlement, (ii) pay the deferred dividends on its convertible preferred securities and (iii) repay a substantial portion of TIMET's outstanding revolving bank debt.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past and may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Tremont Corporation

     Tremont is primarily a holding company which, at December 31, 2002, owned approximately 39% of TIMET and 21% of NL. At December 31, 2002, the market value of the 1.3 million shares of TIMET (on a post reverse split basis) and the 10.2 million shares of NL held by Tremont was approximately $24 million and $174 million, respectively. In addition, at December 31, 2002, Tremont had $17.3 million of cash on hand, and Tremont had $15 million available for borrowing under its credit facility with NL as described below. See Notes 7 and 18 to the Consolidated Financial Statements.

     As previously reported, in July 2000 Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.9 million at December 31, 2002) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at December 31, 2002 for any such cost. The amount accrued at December 31, 2002 represents Tremont's best estimate of the costs to be incurred through 2005 with respect to the interim remediation measures.

     Tremont records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites, including the Hot Springs County, Arkansas site discussed above. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by Tremont at its non-operating facilities, or a determination that Tremont is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs and the PRPs ability or willingness to fund such allocation of costs, their financial capabilities, the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect Tremont's business, consolidated financial conditions, results of operations or liquidity. There can be no assurances that some, or all, of these risks would not result in liabilities that would be material to Tremont's business, results of operations, financial position or liquidity.

     In February 2001, Tremont entered into a $13.4 million reducing revolving credit facility with EMS, NL's majority-owned environmental management subsidiary. Such intercompany loan between EMS and Tremont was collateralized by
10.2 million shares of NL common stock owned by Tremont and was eliminated in Valhi's consolidated financial statements. In October 2002, Tremont entered into a new $15 million revolving credit facility with NL, also collateralized by the shares of NL common stock owned by Tremont, which replaced its loan from EMS. The new facility, which matures in December 2004, is also eliminated in Valhi's consolidated financial statements. At December 31, 2002, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi


     Valhi's operations are conducted primarily through its subsidiaries (NL, CompX, Tremont and Waste Control Specialists). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries. NL increased its regular quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its regular quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 40.4 million NL shares held directly or indirectly by Valhi at December 31, 2002 (including the 10.2 million NL shares now held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual regular dividends from NL of approximately $32.3 million. NL also paid an additional dividend in the fourth quarter of 2002 of $2.50 per share, which aggregated $75.3 million that was paid to Valhi and $25.5 million that was paid to Tremont. CompX's regular quarterly dividend is currently $.125 per share. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at December 31, 2002, Valhi/Valcor would receive annual regular dividends from CompX of $5.2 million. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets.

     At December 31, 2002, Valhi had $5.1 million of parent level cash and cash equivalents, had no outstanding borrowings under its revolving bank credit agreement and had $11.2 million of short-term demand loans payable to Contran. In addition, Valhi had $68.9 million of borrowing availability under its bank credit facility.

     During 2002, Valhi sold in market transactions 1.1 million shares of Halliburton common stock for an aggregate of $18.1 million, and used a majority of the proceeds to reduce its outstanding indebtedness.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2003, Valhi currently expects that distributions received from the LLC in 2003 will approximate its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At December 31, 2002, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $27.9 million. Such accrued and unpaid interest is classified as a noncurrent asset at December 31, 2002. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the repayment of Snake River's third-party senior debt in April 2009, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($13.6 million in 2003) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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


Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 10 and 18 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                             Unconditional payment due date
                                                                2008 and
        Contractual commitment       2003   2004/2005 2006/2007   after    Total
        ----------------------       ----   --------- --------- --------   -----
                                                   (In millions)

Third-party indebtedness .......    $  4.1   $ 27.6   $ 31.2    $547.0    $609.9

Demand loan from Contran .......      11.2     --       --        --        11.2

Operating leases ...............       6.0      8.9      5.2      22.5      42.6

Fixed asset acquisitions .......       7.8      1.4     --        --         9.2
                                    ------   ------   ------    ------    ------

                                    $ 29.1   $ 37.9   $ 36.4    $569.5    $672.9
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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2001 and 2002. See Notes 1 and 15 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 2001 and 2002.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 2002, the Company's aggregate indebtedness was split between 91% of fixed-rate instruments and 9% of variable-rate borrowings (2001 - 78% of fixed-rate instruments and 22% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2002. At December 31, 2002, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in U.S. dollars, the euro or the Norwegian kroner. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2002 using exchange rates of 1.04 U.S. dollars per euro and .143 U.S. dollars per kroner.

                                              Amount
                                        Carrying     Fair     Interest    Maturity
        Indebtedness*                     value     value      rate         date
        ------------                      -----     -----      -----       ------
                                          (In millions)

Fixed-rate indebtedness:
  Valcor Senior Notes ...............    $   2.4   $   2.4        9.6%      2003
  Euro-denominated KII
   Senior Secured Notes .............      296.9     299.9        8.9%      2009
  Valhi loans from Snake River ......      250.0     250.0        9.4%      2027
  Other .............................         .4        .4        8.0%     Various
                                         -------   -------    -------
                                           549.7     552.7        9.1%
                                         -------   -------    -------

Variable-rate indebtedness:
  KII bank revolver:
    Euro-denominated ................       15.6      15.6        4.8%      2005
    Kroner-denominated ..............       11.5      11.5        8.9%      2005
  CompX bank revolver ...............       31.0      31.0        2.5%      2006
                                          ------   -------    -------
                                            58.1      58.1        4.4%
                                          ------   -------    -------

                                         $ 607.8   $ 610.8        8.7%
                                         =======   =======    =======

*  Denominated in U.S. dollars, except as otherwise indicated.

     At December 31, 2001, fixed rate indebtedness aggregated $475.6 million (fair value - $476.0 million) with a weighted-average interest rate of 10.3%;
variable rate indebtedness at such date aggregated $132.7 million, which approximates fair value, with a weighted-average interest rate of 4.5%. All of such fixed rate indebtedness was denominated in U.S. dollars. Such variable rate indebtedness was denominated in U.S. dollars (65% of the total), the euro (18%) or the Norwegian kroner (17%).

     The Company has an $80 million loan to Snake River Sugar Company at December 31, 2001 and 2002. Such loan bears interest at a fixed interest rate of 6.49% at such dates, the estimated fair value of such loan aggregated $96.4 million and $108.7 million at December 31, 2001 and 2002, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $6.5 million at December 31, 2002 (2001 - $5.4 million).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the United Kingdom pound sterling.

     As described above, at December 31, 2002, NL had the equivalent of $312.5 million of outstanding euro-denominated indebtedness and $11.5 million of Norwegian kroner-denominated indebtedness (2001- the equivalent of $24.0 million of euro-denominated indebtedness and $22.2 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $32.4 million at December 31, 2002 (2001 - $4.6 million).

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at December 31, 2002 CompX had entered into a series of short-term forward exchange contracts maturing through January 2003 to exchange an aggregate of $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of approximately Cdn $1.57 per U.S. dollar. The estimated fair value of such forward exchange contracts at December 31, 2002 is not material. No such contracts were held at December 31, 2001.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2001 and 2002 (including shares of Halliburton common stock held by the Company) was $205.0 million and $189.3 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $20.5 million at December 31, 2001 and $18.9 million at December 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to Valhi's definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Valhi Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
Valhi  Proxy  Statement.   See  also  Note  18  to  the  Consolidated  Financial
Statements.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)      Financial Statements and Schedules

          The  Registrant

          The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

          50%-or-less owned persons

          The consolidated financial statements of TIMET (39%-owned at December 31, 2002) are filed as Exhibit 99.3 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.


     (b)  Reports on Form 8-K

          Reports on Form 8-K filed for the quarter ended December 31, 2002.

          November 15, 2002 - Reported items 5 and 7.


     (c)  Exhibits

          Included as exhibits are the items listed in the Exhibit Index. Valhi will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2002 will be furnished to the Commission upon request.

Item No.                         Exhibit Item

    2.1 Agreement and Plan of Merger dated as of November 4, 2002 by and among the Registrant, Valhi Acquisition Corp. and Tremont Corporation, as amended by Amendment No. 1 thereto - incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in Part I of the Registration Statement on Form S-4 (File No. 333-101244) filed by the Registrant.

    2.2 Agreement and Plan of Merger dated as of November 4, 2002 by and among the Registrant, Tremont Group, Inc. and Valhi Acquisition Corp. II - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2002.

    3.1 Restated Articles of Incorporation of the Registrant - incorporated by reference to Appendix A to the definitive Prospectus/Joint Proxy Statement of The Amalgamated Sugar Company and LLC Corporation (File No. 1-5467) dated February 10, 1987.

    3.2   By-Laws of the  Registrant as amended -  incorporated  by reference to
          Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 2002.

    4.1 Indenture dated June 28, 2002 between Kronos International, Inc. and The Bank of New York, as Trustee, governing Kronos International's 8.875% Senior Secured Notes due 2009 - incorporated by reference to
          Exhibit 4.1 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

    9.1 Shareholders' Agreement dated February 15, 1996 among TIMET, Tremont, IMI plc, IMI Kynoch Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 2.2 to Tremont's Current Report on Form 8-K (File No. 1-10126) dated March 1, 1996.

Item No.                         Exhibit Item

    9.2 Amendment to the Shareholders' Agreement dated March 29, 1996 among TIMET, Tremont, IMI plc, IMI Kynosh Ltd. and IMI Americas, Inc. - incorporated by reference to Exhibit 10.30 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

   10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2002.

   10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 2002 - incorporated by reference to Exhibit
          10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2002.

   10.3 Intercorporate Services Agreement between Contran Corporation and Tremont effective as of January 1, 2002 - incorporated by reference to
          Exhibit 10.1 to Tremont's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended March 31, 2002.

   10.4 Intercompany Services Agreement between Contran Corporation and CompX effective January 1, 2002 - incorporated by reference to Exhibit 10.1 to CompX's Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended June 30, 2002.

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

   10.7 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit No. 10.40 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

   10.8* Valhi, Inc. 1987 Stock Option - Stock Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1994.

   10.9* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.10* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

 10.11* Form of Deferred Compensation Agreement between the Registrant and certain executive officers - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1999.

Item No.                         Exhibit Item


 10.12 Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.13 Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000 - incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.14 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.15 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.16 Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to
          Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

 10.17 Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 - incorporated by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.18 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.19 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997
          - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

 10.20 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.21 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

Item No.                         Exhibit Item

 10.22 Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.23 Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.24 Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.25 Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

 10.26 Deposit Trust Agreement related to the Amalgamated Collateral Trust among ASC Holdings, Inc. and Wilmington Trust Company dated May 14, 1997 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.27 Pledge Agreement between the Amalgamated Collateral Trust and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
          Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.28 Guarantee by the Amalgamated Collateral Trust in favor of Snake River Sugar Company dated May 14, 1997 - incorporated by reference to
          Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.29 Amended and Restated Pledge Agreement between ASC Holdings, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.30 Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc. and First Security Bank, National Association dated May 14, 1997
          - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

 10.31 Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit
          10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                         Exhibit Item

10.32 First Amendment to the Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000 -
          incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.33 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.34 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit
          10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.35 First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.36 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

10.37 First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit
          10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

10.38 Deposit Agreement dated June 28, 2002 among NL Industries, Inc. and JP Morgan Chase Bank, as trustee - incorporated by reference to Exhibit
          4.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

10.39 Satisfaction and Discharge of Indenture, Release, Assignment and Transfer dated June 28, 2002 made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003 - incorporated by reference to Exhibit 4.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

10.40 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.41 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

Item No.                         Exhibit Item

10.42 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.44 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.45 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.46 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.47 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.48 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England - incorporated by reference to Exhibit
          10.23 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

10.49 Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.50 Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and
          Kronos, Inc. - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.51 Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit No. 10.5 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

Item No.                         Exhibit Item

10.52 Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit No. 10.7 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2002.

10.53 Agreement between Sachtleben Chemie GmbH and Kronos Titan GmbH effective as of December 30, 1988 - Incorporated by reference to Exhibit No. 10.1 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.54 Supplementary Agreement dated as of May 3, 1996 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No. 10.2 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.55 Second Supplementary Agreement dated as of January 8, 2002 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No.
          10.3 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.56 Purchase and Sale Agreement (for titanium products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001) - incorporated by reference to Exhibit No. 10.2 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

10.57 Purchase and Sale Agreement between Rolls Royce plc and Titanium Metals Corporation dated December 22, 1998 - incorporated by reference to Exhibit No. 10.3 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

10.58 Investment Agreement dated July 9, 1998, between TIMET, TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 0-28538) dated July 9, 1998.

10.59 Amendment to Investment Agreement, dated October 28, 1998, among TIMET, TIMET Finance Management Company and Special Metals Corporation
          - incorporated by reference to Exhibit 10.4 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.60 Registration Rights Agreement, dated October 28, 1998, between TIMET Finance Management Company and Special Metals Corporation - incorporated by reference to Exhibit 10.5 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 1998.

10.61 Certificate of Designations for the Special Metals Corporation Series A Preferred Stock - incorporated by reference to Exhibit 4.5 to Special Metals Corporation's Current Report on Form 8-K (File No. 000-22029) dated October 28, 1998.

Item No.                         Exhibit Item

10.62 Registration Rights Agreement dated October 30, 1991, by and between NL and Tremont - incorporated by reference to Exhibit 4.3 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.63 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, Tall Pines Insurance Company, Ltd. and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.64 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit
          10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

10.65 Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company - incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

10.66 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

21.1      Subsidiaries of the Registrant.

23.1      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Valhi's
          consolidated financial statements

23.2      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  TIMET's
          consolidated financial statements

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to pages F-1 to F-49 inclusive to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2002.

* Management contract, compensatory plan or agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VALHI, INC.
                                       (Registrant)


                                   By: /s/ Steven L. Watson
                                       ----------------------------------
                                       Steven L. Watson, March 18, 2003
                                       (President and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                 /s/ Steven L. Watson
------------------------------------- ------------------------------------
Harold C. Simmons, March 18, 2003     Steven L. Watson, March 18, 2003
(Chairman of the Board)               (President, Chief Executive Officer
                                      and Director)



/s/ Thomas E. Barry                   /s/ Glenn R. Simmons
------------------------------------- -------------------------------------
Thomas E. Barry, March 18, 2003       Glenn R. Simmons, March 18, 2003
(Director)                            (Vice Chairman of the Board)



/s/ Norman S. Edelcup                /s/ Bobby D. O'Brien
------------------------------------ -------------------------------------
Norman S. Edelcup, March 18, 2003    Bobby D. O'Brien, March 18, 2003
(Director)                           (Vice President, Chief Financial Officer
                                     and Treasurer, Principal Financial Officer)



/s/ Edward J. Hardin                 /s/ Gregory M. Swalwell
------------------------------------ ------------------------------------
Edward J. Hardin, March 18, 2003     Gregory M. Swalwell, March 18, 2003
(Director)                           (Vice President and Controller,
                                     Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
------------------------------------
J. Walter Tucker, Jr. March 18, 2003
(Director)

I, Steven L. Watson, the President and Chief Executive Officer of Valhi, Inc., certify that:

I have reviewed this annual report on Form 10-K of Valhi, Inc.;

1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003

/s/ Steven L. Watson
Steven L. Watson
President and Chief Executive Officer

I, Bobby D. O'Brien, the Vice President, Chief Financial Officer and Treasurer of Valhi, Inc., certify that:

I have reviewed this annual report on Form 10-K of Valhi, Inc.;

1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003

/s/ Bobby D. O'Brien
Bobby D. O'Brien
Vice President, Chief Financial Officer and Treasurer

                           Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                  Page

  Report of Independent Accountants                                   F-2

  Consolidated Balance Sheets - December 31, 2001 and 2002            F-3

  Consolidated Statements of Income -
   Years ended December 31, 2000, 2001 and 2002                       F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2000, 2001 and 2002                       F-6

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2000, 2001 and 2002                       F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2000, 2001 and 2002                       F-8

  Notes to Consolidated Financial Statements                          F-11


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant          S-2

  Schedule II - Valuation and Qualifying Accounts                     S-10


  Schedules III and IV are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Valhi, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 20 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142.



                                                PricewaterhouseCoopers LLP

Dallas, Texas
March 14, 2003

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2002

                      (In thousands, except per share data)


              ASSETS
                                                         2001               2002
                                                         ----               ----

Current assets:
  Cash and cash equivalents ....................      $  154,413      $   94,679
  Restricted cash equivalents ..................          63,257          52,489
  Marketable securities ........................          18,465           9,717
  Accounts and other receivables ...............         162,310         170,623
  Refundable income taxes ......................           3,564           3,161
  Receivable from affiliates ...................             844           3,947
  Inventories ..................................         262,733         239,533
  Prepaid expenses .............................          11,252          15,867
  Deferred income taxes ........................          12,999          14,114
                                                      ----------      ----------

      Total current assets .....................         689,837         604,130
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         186,549         179,582
  Investment in affiliates .....................         211,115         155,549
  Receivable from affiliate ....................          20,000          18,000
  Loans and other receivables ..................         105,940         111,255
  Mining properties ............................          12,410          16,545
  Prepaid pension costs ........................          18,411          17,572
  Unrecognized net pension obligations .........           5,901           5,561
  Goodwill .....................................         349,058         364,994
  Other intangible assets ......................           2,440           4,413
  Deferred income taxes ........................             686           1,934
  Other assets .................................          30,109          31,120
                                                      ----------      ----------

      Total other assets .......................         942,619         906,525
                                                      ----------      ----------

Property and equipment:
  Land .........................................          28,721          31,725
  Buildings ....................................         163,995         180,311
  Equipment ....................................         569,001         677,268
  Construction in progress .....................           9,992          12,605
                                                      ----------      ----------
                                                         771,709         901,909
  Less accumulated depreciation ................         253,450         337,783
                                                      ----------      ----------

      Net property and equipment ...............         518,259         564,126
                                                      ----------      ----------

                                                      $2,150,715      $2,074,781
                                                      ==========      ==========

                          VALHI, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2002

                      (In thousands, except per share data)



   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        2001               2002
                                                        ----               ----

Current liabilities:
  Notes payable ..................................   $    46,201    $      --
  Current maturities of long-term debt ...........        64,972          4,127
  Accounts payable ...............................       114,474        108,970
  Accrued liabilities ............................       166,488        149,466
  Payable to affiliates ..........................        38,148         20,122
  Income taxes ...................................         9,578          8,344
  Deferred income taxes ..........................         1,821          3,627
                                                     -----------    -----------

      Total current liabilities ..................       441,682        294,656
                                                     -----------    -----------

Noncurrent liabilities:
  Long-term debt .................................       497,215        605,740
  Accrued OPEB costs .............................        50,146         45,474
  Accrued pension costs ..........................        33,823         54,930
  Accrued environmental costs ....................        54,392         52,003
  Deferred income taxes ..........................       265,336        255,735
  Other ..........................................        32,642         30,641
                                                     -----------    -----------

      Total noncurrent liabilities ...............       933,554      1,044,523
                                                     -----------    -----------

Minority interest ................................       153,151        120,846
                                                     -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued .......................          --             --
  Common stock, $.01 par value; 150,000 shares
   authorized; 125,811 and 126,161 shares issued .         1,258          1,262
  Additional paid-in capital .....................        44,982         47,657
  Retained earnings ..............................       656,408        629,773
  Accumulated other comprehensive income:
    Marketable securities ........................        86,654         84,264
    Currency translation .........................       (79,404)       (35,590)
    Pension liabilities ..........................       (11,921)       (36,961)
  Treasury stock, at cost - 10,570 shares ........       (75,649)       (75,649)
                                                     -----------    -----------

      Total stockholders' equity .................       622,328        614,756
                                                     -----------    -----------

                                                     $ 2,150,715    $ 2,074,781
                                                     ===========    ===========


Commitments and contingencies (Notes 5, 8, 10, 16, 18 and 19)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2000, 2001 and 2002

                      (In thousands, except per share data)


                                                           2000           2001           2002
                                                           ----           ----           ----

Revenues and other income:
  Net sales ........................................   $ 1,191,885    $ 1,059,470    $ 1,079,716
  Other, net .......................................       127,101        154,000         60,288
                                                       -----------    -----------    -----------

                                                         1,318,986      1,213,470      1,140,004
                                                       -----------    -----------    -----------

Cost and expenses:
  Cost of sales ....................................       824,391        774,979        857,435
  Selling, general and administrative ..............       201,732        195,166        191,352
  Interest .........................................        71,480         62,285         60,157
                                                       -----------    -----------    -----------

                                                         1,097,603      1,032,430      1,108,944
                                                       -----------    -----------    -----------

                                                           221,383        181,040         31,060
Equity in earnings of:
  Titanium Metals Corporation ("TIMET") ............        (8,990)        (9,161)       (32,873)
  Other ............................................         1,672            580            566
                                                       -----------    -----------    -----------

    Income (loss) before taxes .....................       214,065        172,459         (1,247)

Provision for income taxes (benefit) ...............        93,955         53,179         (6,126)

Minority interest in after-tax earnings ............        43,496         26,082          3,642
                                                       -----------    -----------    -----------

    Net income .....................................   $    76,614    $    93,198    $     1,237
                                                       ===========    ===========    ===========

Net income per share:
  Basic ............................................   $       .67    $       .81    $       .01
  Diluted ..........................................           .66            .80            .01

Cash dividends per share ...........................   $       .21    $       .24    $       .24


Shares used in the calculation of per share amounts:
  Basic earnings per share .........................       115,132        115,193        115,419
  Diluted impact of stock options ..................         1,138            920            416
                                                       -----------    -----------    -----------

  Diluted earnings per share .......................       116,270        116,113        115,835
                                                       ===========    ===========    ===========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)



                                                2000        2001          2002
                                                ----        ----          ----

Net income ..............................    $ 76,614     $ 93,198     $  1,237
                                             --------     --------     --------

Other comprehensive income (loss),
 net of tax:
  Marketable securities adjustment:
    Unrealized net gains (losses)
     arising during the year ............       1,863       (7,673)       1,779
    Reclassification for realized
     net losses
     (gains) included in net income .....       2,880      (38,253)      (4,169)
                                             --------     --------     --------
                                                4,743      (45,926)      (2,390)

  Currency translation adjustment .......     (19,978)     (18,593)      43,814

  Pension liabilities adjustment ........       1,258       (7,404)     (25,040)
                                             --------     --------     --------

    Total other comprehensive income
     (loss), net ........................     (13,977)     (71,923)      16,384
                                             --------     --------     --------

      Comprehensive income ..............    $ 62,637     $ 21,275     $ 17,621
                                             ========     ========     ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)



                                      Additional             Accumulated other comprehensive income             Total
                               Common   paid-in   Retained    Marketable    Currency      Pension   Treasury  stockholders'
                               stock    capital   earnings    securities   translation  liabilities   stock     equity
                               -----    -------   --------    ----------   -----------  ----------- ---------   --------

Balance at December 31, 1999   $1,256   $43,444   $ 538,744    $ 127,837    $(40,833)   $ (5,775)   $(75,259)   $ 589,414

Net income .................     --        --        76,614         --          --          --          --         76,614
Cash dividends .............     --        --       (24,328)        --          --          --          --        (24,328)
Other comprehensive income
 (loss), net ...............     --        --          --          4,743     (19,978)      1,258        --        (13,977)
Common stock reacquired ....     --        --          --           --          --          --           (19)         (19)
Other, net .................        1       901        --           --          --          --          (371)         531
                               ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 2000    1,257    44,345     591,030      132,580     (60,811)     (4,517)    (75,649)     628,235

Net income .................     --        --        93,198         --          --          --          --         93,198
Cash dividends .............     --        --       (27,820)        --          --          --          --        (27,820)
Other comprehensive income
 (loss), net ...............     --        --          --        (45,926)    (18,593)     (7,404)       --        (71,923)
Other, net .................        1       637        --           --          --          --          --            638
                               ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 2001    1,258    44,982     656,408       86,654     (79,404)    (11,921)    (75,649)     622,328

Net income .................     --        --         1,237         --          --          --          --          1,237
Cash dividends .............     --        --       (27,872)        --          --          --          --        (27,872)
Other comprehensive income
 (loss), net ...............     --        --          --         (2,390)     43,814     (25,040)       --         16,384
Other, net .................        4     2,675        --           --          --          --          --          2,679
                               ------   -------   ---------    ---------    --------    --------    --------    ---------

Balance at December 31, 2002   $1,262   $47,657   $ 629,773    $  84,264    $(35,590)   $(36,961)   $(75,649)   $ 614,756
                               ======   =======   =========    =========    ========    ========    ========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)


                                                   2000         2001          2002
                                                   ----         ----          ----

Cash flows from operating activities:
Net income ..................................   $  76,614    $  93,198    $   1,237
Depreciation, depletion and amortization ....      71,091       74,493       61,776
Legal settlements, net ......................     (69,465)     (10,307)        --
Securities transaction gains, net ...........         (40)     (47,009)      (6,413)
Proceeds from disposal of marketable
 securities (trading) .......................        --           --         18,136
Insurance gain ..............................        --        (16,190)        --
Non-cash:
  Interest expense ..........................      10,572        5,601        3,911
  Defined benefit pension expense ...........     (11,874)      (3,651)      (2,324)
  Other postretirement benefit expense ......      (2,641)        (385)      (4,692)
Deferred income taxes .......................      42,819        7,718       (9,652)
Minority interest ...........................      43,496       26,082        3,642
Equity in:
  TIMET .....................................       8,990        9,161       32,873
  Other .....................................      (1,672)        (580)        (566)
Distributions from:
  Manufacturing joint venture ...............       7,550       11,313        7,950
  Other .....................................          81        1,300          361
Other, net ..................................       2,187         (477)      (1,961)
                                                ---------    ---------    ---------

                                                  177,708      150,267      104,278

Change in assets and liabilities:
  Accounts and other receivables ............     (10,709)       8,464        2,395
  Inventories ...............................     (30,816)     (28,623)      45,301
  Accounts payable and accrued liabilities ..      12,955       30,065      (35,615)
  Income taxes ..............................       3,940        3,439         (475)
  Accounts with affiliates ..................      13,544        4,025       (4,199)
  Other, net ................................      (4,183)      (8,988)      (4,856)
                                                ---------    ---------    ---------

    Net cash provided by operating activities     162,439      158,649      106,829
                                                ---------    ---------    ---------

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)


                                                     2000         2001         2002
                                                     ----         ----         ----

Cash flows from investing activities:
  Capital expenditures .......................   $ (57,772)   $ (70,821)   $ (45,995)
  Purchases of:
    Business units ...........................      (9,346)        --         (9,149)
    NL common stock ..........................     (30,886)     (15,502)     (21,254)
    Tremont common stock .....................     (45,351)        (198)        --
    CompX common stock .......................      (8,665)      (2,650)        --
    Interest in other subsidiaries ...........      (2,500)        --           --
    Interest in TIMET ........................        --           --           (534)
  Proceeds from disposal of:
    Marketable securities (available-for-sale)         158       16,802         --
    Property and equipment ...................         577       11,032        2,957
  Change in restricted cash equivalents, net .       1,517        8,022        2,539
  Loans to affiliates:
    Loans ....................................     (21,969)     (20,000)        --
    Collections ..............................      21,969         --          2,000
  Property damaged by fire:
    Insurance proceeds .......................        --         23,361         --
    Other, net ...............................        --         (3,205)        --
  Other, net .................................       1,351         (635)       2,294
                                                 ---------    ---------    ---------

    Net cash used by investing activities ....    (150,917)     (53,794)     (67,142)
                                                 ---------    ---------    ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings ...............................     123,857       51,356      364,068
    Principal payments .......................    (126,252)    (102,014)    (390,761)
    Deferred financing costs paid ............        --           --        (10,706)
  Loans from affiliates:
    Loans ....................................      18,160       81,905       13,421
    Repayments ...............................     (12,782)     (78,731)     (26,825)
  Valhi dividends paid .......................     (24,328)     (27,820)     (27,872)
  Valhi common stock reacquired ..............         (19)        --           --
  Distributions to minority interest .........     (10,084)     (10,496)     (27,846)
  Other, net .................................       4,411        1,347        3,254
                                                 ---------    ---------    ---------

    Net cash used by financing activities ....     (27,037)     (84,453)    (103,267)
                                                 ---------    ---------    ---------


Net increase (decrease) ......................   $ (15,515)   $  20,402    $ (63,580)
                                                 =========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)


                                               2000          2001         2002
                                               ----          ----         ----

Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities ...........................   $ (15,515)   $  20,402    $ (63,580)
  Currency translation ..................      (2,175)      (1,006)       3,650
  Business units acquired ...............        --           --            196
                                            ---------    ---------    ---------
                                              (17,690)      19,396      (59,734)

  Balance at beginning of year ..........     152,707      135,017      154,413
                                            ---------    ---------    ---------

  Balance at end of year ................   $ 135,017    $ 154,413    $  94,679
                                            =========    =========    =========


Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized ..   $  61,930    $  57,775    $  61,016
  Income taxes ..........................      33,798       36,556       14,734

  Business units acquired - net assets
   consolidated:
    Cash and cash equivalents ...........   $    --      $    --      $     196
    Restricted cash equivalents .........        --           --          2,685
    Goodwill and other intangible assets        5,091         --          9,007
    Other non-cash assets ...............       7,144         --          1,259
    Liabilities .........................      (2,889)        --         (3,998)
                                            ---------    ---------    ---------

    Cash paid ...........................   $   9,346    $    --      $   9,149
                                            =========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. At December 31, 2002, Contran held, directly or through subsidiaries, approximately 93% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi and Contran, may be deemed to control such companies. Certain prior year amounts have been reclassified to conform to the current year presentation. As more fully described in Note 20, on April 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145. As a result of adopting SFAS No. 145, the Company's results of operations for 2000, as presented herein, have been reclassified from amounts previously reported with respect to a loss on the early extinguishment of debt. Such reclassification had no effect on net income.

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

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities.

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

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped in both the Company's chemicals and components products segments are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. The Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue. The impact of adopting SAB No. 101 was not material.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. Inventory costs are generally based on average cost or the first-in, first-out method.

     Shipping and handling costs. Shipping and handling costs of the Company's chemicals segment are included in selling, general and administrative expenses and were approximately $50 million in 2000, $49 million in 2001 and $51 million in 2002. Shipping and handling costs of the Company's component products and waste management segments are not material.

     Cash and cash equivalents and restricted cash. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

     Restricted   cash   equivalents  and  debt   securities.   Restricted  cash
equivalents and debt securities, invested primarily in U.S. government securities and money market funds that invest in U.S. government securities, include amounts restricted pursuant to outstanding letters of credit, and at December 31, 2002 also includes $61 million held by special purpose trusts (2001
- $74 million) formed by NL Industries, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. See Notes 5, 8 and 12.

     Marketable securities and securities transactions. Marketable debt and equity securities are carried at fair value based upon quoted market prices or as otherwise disclosed. Unrealized and realized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Realized gains and losses are based upon the specific identification of the securities sold.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. See Note
7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $52 million credit at December 31, 2002, related principally to the Company's investment in TIMET and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     Goodwill and other intangible assets. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 40 years. Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill was no longer subject to periodic amortization. Other intangible assets have been, and continued to be upon adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over their estimated lives. Goodwill and other intangible assets are stated net of accumulated amortization. See Notes 9 and 20.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may be impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly-traded was greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill and other intangible assets in accordance with SFAS No. 142. See Note 20.

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

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2000, 2001 or 2002.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with SFAS No. 142, and the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144. See Note 20.

     Long-term debt. Long-term debt is stated net of unamortized original issue discount ("OID"), if any. OID is amortized over the period during which interest is not paid and deferred financing costs are amortized over the term of the applicable issue, both by the interest method.

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

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2002 the Company held contracts maturing through January 2003 to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar. At December 31, 2002, the actual exchange rate was Cdn. $1.57 per U.S. dollar. No such contracts were held at December 31, 2001.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2000, 2001 or 2002.

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

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 246,000 in 2000, 297,000 in 2001 and 184,000 in 2002.

     Deferred income. Deferred income, related principally to a non-compete agreement discussed in Note 12, is amortized over the periods earned, generally by the straight-line method.

     Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See
Note 14. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was approximately $1.7 million in 2000, $2.1 million in 2001 and $3.3 million in 2002.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2000, 2001 and 2002 if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                      Years ended December 31,
                                                     2000       2001       2002
                                                     ----       ----       ----
                                                        (In millions, except
                                                          per share amounts)

Net income as reported .........................    $ 76.6     $ 93.2     $  1.2

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25 ................        .7         .8        1.7
  Stock-based employee compensation expense
   determined under SFAS No. 123 ...............      (3.4)      (3.9)      (2.6)
                                                    ------     ------     ------

Pro forma net income ...........................    $ 73.9     $ 90.1     $   .3
                                                    ======     ======     ======
Basic earnings per share:
  As reported ..................................    $  .67     $  .81     $  .01
  Pro forma ....................................       .64        .78       --

Diluted earnings per share:
  As reported ..................................    $  .66     $  .80     $  .01
  Pro forma ....................................       .63        .77       --

     Environmental costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2001 and 2002, no receivables for recoveries have been recognized.

     Closure and post closure costs. The Company provides for estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace is consumed ($1.2 million and $1.3 million accrued at December 31, 2001 and 2002, respectively). Such costs are estimated based on the technical requirements of applicable state or federal regulations, whichever are stricter, and include such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates are based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates are sometimes a range of possible outcomes, in which case the Company provides for the amount within the range which constitutes its best estimate. If no amount within the range appears to be a better estimate than any other amount, the Company provides for at least the minimum amount within the range. See Note
21. Refundable insurance deposits (see Note 8) collateralize certain of the Company's closure and post-closure obligations and will be refunded to the Company when the related policy terminates or expires if the insurance company suffers no losses under the policy.

     Estimates of the ultimate cost of remediation require a number of assumptions, are inherently difficult and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted as necessary. Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost in current dollars is inflated at 3% per annum until expected time of payment. The Company's waste disposal site has an estimated remaining life of over 100 years based upon current site plans and annual volumes of waste. During this remaining site life, the Company estimates it will provide for an additional $22 million of closure and post-closure costs, including inflation. Anticipated payments of environmental liabilities accrued at December 31, 2002 are not expected to begin until 2004 at the earliest.

     Other. Advertising costs related to the Company's consolidated business segments, expensed as incurred, were approximately $2.0 million in each of 2000, 2001 and 2002. Research and development costs related to the Company's consolidated business segments, expensed as incurred, were approximately $7 million in each of 2000, 2001 and 2002.

Note 2 -       Business and geographic segments:

                                                           % owned by Valhi at
 Business segment                 Entity                    December 31, 2002

  Chemicals             NL Industries, Inc.                         63%
  Component products    CompX International Inc.                    69%
  Waste management      Waste Control Specialists                   90%
  Titanium metals       Tremont Group, Inc.                         80%

     Tremont Group (80% owned by Valhi and 20% owned by NL at December 31, 2002) is a holding company which owns 80% of Tremont Corporation ("Tremont") at December 31, 2002. Tremont is also a holding company and owns an additional 21% of NL and 39% of TIMET at December 31, 2002. See Note 3.

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

     The Company's reportable operating segments are comprised of the chemicals business conducted by NL, the component products business conducted by CompX and the waste management business conducted by Waste Control Specialists.

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

     The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment operating profit includes the effect of amortization of any goodwill (prior to 2002) and other intangible assets attributable to the segment.

     Interest income included in the calculation of segment operating income is not material in 2000, 2001 or 2002. Capital expenditures include additions to property and equipment and mining properties but exclude amounts paid for business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation, depletion and amortization related to each reportable operating segment includes amortization of any goodwill (prior to 2002) and other intangible assets attributable to the segment. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2002, approximately 30% of corporate assets were held by NL (2001 - 38%), with substantially all of the remainder held by Valhi.

     For  geographic  information,  net  sales  are  attributed  to the place of
manufacture    (point-of-origin)    and   the    location   of   the    customer
(point-of-destination); property and equipment and mining properties are attributed to their physical location. At December 31, 2002, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $511 million (2001 - $664 million).

                                                   Years ended December 31,
                                                 2000         2001        2002
                                                 ----         ----        ----
                                                          (In millions)
Net sales:
  Chemicals ................................   $  922.3    $  835.1    $  875.2
  Component products .......................      253.3       211.4       196.1
  Waste management .........................       16.3        13.0         8.4
                                               --------    --------    --------

    Total net sales ........................   $1,191.9    $1,059.5    $1,079.7
                                               ========    ========    ========

Operating income:
  Chemicals ................................   $  187.4    $  143.5    $   84.4
  Component products .......................       37.5        13.1         4.5
  Waste management .........................       (7.2)      (14.4)       (7.0)
                                               --------    --------    --------

    Total operating income .................      217.7       142.2        81.9

General corporate items:
  Legal settlement gains, net ..............       69.5        31.9         5.2
  Securities transaction gains, net ........       --          47.0         6.4
  Interest and dividend income .............       40.3        38.0        34.3
  Insurance gain ...........................       --          16.2        --
  Foreign currency transaction gain ........       --          --           6.3
  Gain on disposal of fixed assets .........       --          --           1.6
  Gain on sale/leaseback ...................       --           2.2        --
  General expenses, net ....................      (34.6)      (34.1)      (44.5)
Interest expense ...........................      (71.5)      (62.3)      (60.2)
                                               --------    --------    --------
                                                  221.4       181.1        31.0
Equity in:
  TIMET ....................................       (9.0)       (9.2)      (32.9)
  Other ....................................        1.7          .6          .6
                                               --------    --------    --------

    Income (loss) before income taxes ......   $  214.1    $  172.5    $   (1.3)
                                               ========    ========    ========

Net sales - point of origin:
  United States ............................   $  436.0    $  379.9    $  386.7
  Germany ..................................      444.1       398.5       404.3
  Belgium ..................................      137.8       126.8       123.8
  Norway ...................................       98.3       102.8       111.8
  Netherlands ..............................       35.8        32.2        29.6
  Other Europe .............................       92.7        82.3        89.6
  Canada ...................................      253.7       230.7       227.6
  Taiwan ...................................       12.1         9.6        10.2
  Eliminations .............................     (318.6)     (303.3)     (303.9)
                                               --------    --------    --------

                                               $1,191.9    $1,059.5    $1,079.7
                                               ========    ========    ========

Net sales - point of destination:
  United States ............................   $  459.3    $  401.8    $  406.5
  Europe ...................................      515.2       462.4       489.9
  Canada ...................................       97.0        82.5        83.0
  Asia .....................................       53.6        51.3        53.1
  Other ....................................       66.8        61.5        47.2
                                               --------    --------    --------

                                               $1,191.9    $1,059.5    $1,079.7
                                               ========    ========    ========

                                                   Years ended December 31,
                                               2000          2001           2002
                                               ----          ----           ----
                                                        (In millions)
Depreciation, depletion and amortization:
  Chemicals ..........................         $54.1         $54.6         $44.3
  Component products .................          12.6          14.9          13.0
  Waste management ...................           3.3           3.8           3.0
  Corporate ..........................           1.1           1.2           1.5
                                               -----         -----         -----

                                               $71.1         $74.5         $61.8
                                               =====         =====         =====

Capital expenditures:
  Chemicals ..........................         $31.1         $53.7         $32.6
  Component products .................          23.1          13.2          12.7
  Waste management ...................           3.3           3.1            .6
  Corporate ..........................            .3            .8            .1
                                               -----         -----         -----

                                               $57.8         $70.8         $46.0
                                               =====         =====         =====



                                                        December 31,
                                              2000         2001           2002
                                              ----         ----           ----
                                                       (In millions)
Total assets:
  Operating segments:
    Chemicals ........................      $1,313.1      $1,296.5      $1,346.5
    Component products ...............         227.2         224.2         202.1
    Waste management .................          32.3          31.1          28.5
  Investment in:
    Titanium Metals Corporation ......          72.7          60.3          12.9
    Other joint ventures .............          13.1          12.4          12.6
  Corporate and eliminations .........         598.4         526.2         472.2
                                            --------      --------      --------

                                            $2,256.8      $2,150.7      $2,074.8
                                            ========      ========      ========

Net property and equipment and
 mining properties:
  United States ......................      $   82.5      $   84.0      $   78.2
  Germany ............................         246.5         243.1         275.9
  Canada .............................          88.2          83.0          82.1
  Norway .............................          57.7          55.2          68.1
  Belgium ............................          53.7          52.6          60.5
  Netherlands ........................          17.2           7.3          10.0
  Taiwan .............................           5.7           5.5           5.9
                                            --------      --------      --------

                                            $  551.5      $  530.7      $  580.7
                                            ========      ========      ========

Note 3 -  Business combinations and disposals:

     NL Industries, Inc. At the beginning of 2000, Valhi held 59% of NL's outstanding common stock, and Tremont held an additional 20% of NL. During 2000, 2001 and 2002, NL purchased shares of its own common stock in market and private transactions for an aggregate of $67.6 million, thereby increasing Valhi's and Tremont's ownership of NL to 63% and 21% at December 31, 2002, respectively. See
Note 18. The Company accounted for such increases in its interest in NL by the purchase method (step acquisitions).

     In January 2002, NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. The pro forma impact of such acquisition is not material. See Note 18.

     CompX International Inc. At the beginning of 2000, the Company held 64% of CompX's common stock. During 2000 and 2001, Valhi purchased shares of CompX common stock, and CompX purchased shares of its own common stock, in market transactions for an aggregate of $11.3 million, thereby increasing the Company's ownership interest of CompX to 69% at December 31, 2001 and 2002. The Company accounted for such increases in its interest in CompX by the purchase method (step acquisitions).

     In 2000, CompX acquired a lock producer for an aggregate of $9 million cash consideration. Such acquisition was accounted for by the purchase method.

     Tremont Corporation and Tremont Group, Inc. At the beginning of 2000, the Company held 50.2% of Tremont Corporation's common stock. During 2000, Valhi and NL each purchased shares of Tremont in market and private transactions for an aggregate of $45.4 million, increasing Valhi's and NL's ownership of Tremont to 64% and 16% at December 31, 2000, respectively. See Note 18. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to newly-formed Tremont Group in return for an 80% and 20% ownership interest in Tremont Group, respectively, and Tremont Group became the owner of the 80% of Tremont that Valhi and NL had previously owned in the aggregate. Tremont Group recorded the shares of Tremont received from Valhi and NL at predecessor carryover cost basis. During 2001, Valhi purchased a nominal number of additional Tremont Corporation common shares for $198,000. The Company accounted for such increases in its interest in Tremont during 2000 and 2001 by the purchase method (step acquisitions).

     In February  2003,  Valhi  completed two  consecutive  merger  transactions pursuant to which Tremont Group and Tremont both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to NL in return for NL's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders, or an aggregate of 4.3 million shares of Valhi common stock, in each case in a tax-free exchange. A special committee of Tremont's board of directors, consisting of members unrelated to Valhi who retained their own independent financial and legal advisors, recommended approval of the second merger. Subsequent to these two mergers, Tremont Group and Tremont merged to form Tremont LLC, also wholly owned by Valhi. The number of shares of Valhi common stock issued to NL in exchange for NL's 20% ownership interest in Tremont Group was equal to NL's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the 3.4 exchange ratio in the second merger. A portion of the Valhi shares issued to NL in these transactions will be reported as treasury shares. See Note 14.

     In December 2000, TRECO LLC, a 75%-owned subsidiary of Tremont, acquired the 25% interest in TRECO previously held by the other owner for $2.5 million cash consideration, and TRECO became a wholly-owned subsidiary of Tremont.

     TIMET. At the beginning of 2000, the Company owned 39% of TIMET. During 2002, the Company purchased a nominal number of additional shares of TIMET common stock in market transactions for $534,000.

     Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. Valhi contributed $25 million to
Waste Control Specialists at various dates through early 1997 for its 50% interest. Valhi contributed an additional $10 million to Waste Control
Specialists' equity in each of 1997, 1998 and 1999, and contributed an additional $20 million to Waste Control Specialists' equity in 2000, thereby increasing its membership interest from 50% to 90%. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company. At formation in 1995, the other owner of Waste Control Specialists, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

     Valhi is entitled to a 20% cumulative preferential return on its initial $25 million investment, after which earnings are generally split in accordance with ownership interests. The liabilities of the other owner assumed by Waste Control Specialists in 1995 exceeded the carrying value of the assets contributed by the other owner. Accordingly, all of Waste Control Specialists' cumulative net losses to date have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. See Note 13.

     Other. NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended. Prior to the February 2003 merger transactions in which Tremont became wholly owned by Valhi, Tremont also filed periodic reports with the SEC.

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

Note 4 -       Accounts and other receivables:

                                                            December 31,
                                                        2001             2002
                                                        ----             ----
                                                            (In thousands)

Accounts receivable ..........................       $ 166,126        $ 174,644
Notes receivable .............................           2,484            2,221
Accrued interest .............................              26              114
Allowance for doubtful accounts ..............          (6,326)          (6,356)
                                                     ---------        ---------

                                                     $ 162,310        $ 170,623

Note 5 -       Marketable securities:

                                                               December 31,
                                                           2001            2002
                                                           ----            ----
                                                             (In thousands)

Current assets:
  Halliburton Company common
   stock (trading) ...............................       $  6,744       $     47
  Halliburton Company common stock
   (available-for-sale) ..........................          8,138           --
  Restricted debt securities .....................          3,583          9,670
                                                         --------       --------

                                                         $ 18,465       $  9,717
                                                         ========       ========
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..............       $170,000       $170,000
  Restricted debt securities .....................         16,121          9,232
  Other common stocks ............................            428            350
                                                         --------       --------

                                                         $186,549       $179,582

     Amalgamated. Prior to 2000, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 2000 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 10.

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

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan (an aggregate of $38.2 million at December 31, 2002) unless the Company and Snake River's third-party lender otherwise mutually agree. Through December 31, 2002, the Company's cumulative distributions from the LLC had not fallen below the specified levels.

     Beginning in 2000, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements among the Company, Snake River and the LLC made in 2000, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2002, Snake River and the LLC maintained the minimum required levels of cash flows to the Company.

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

     Halliburton. At December 31, 2002, Valhi held approximately 2,500 shares of Halliburton common stock (aggregate cost of $20,000) with a quoted market price of $18.71 per share, or an aggregate market value of $47,000 (December 31, 2001
- 1.1 million shares, aggregate cost of $9 million, with a quoted market price of $13.10 per share, or an aggregate market value of $15 million). At December 31, 2002, all of such Halliburton shares are classified as trading securities. Of such Halliburton shares held at December 31, 2001, approximately 515,000 Halliburton shares were classified as trading securities and 621,000 were classified as available-for-sale securities. Valhi's LYONs debt obligations (none outstanding at December 31, 2002) were exchangeable at any time, at the option of the LYON holder, for the shares of Halliburton common stock classified as available-for-sale. The Halliburton shares classified as available-for-sale were held in escrow for the benefit of the holders of the LYONs. Valhi receives the regular quarterly dividend on all of the Halliburton shares held, including shares that had been held in escrow. The available-for-sale Halliburton shares were classified as a current asset at December 31, 2001 because the related LYONs obligations, which were redeemable at the option of the holders in October 2002, were classified as a current liability at such date. During 2000 and 2001, certain LYON holders exchanged their LYONs for 5,000 and 1.2 million Halliburton shares, respectively. During 2001 and 2002, 515,000 and 621,000 Halliburton shares, respectively, were reclassified from available-for-sale to trading securities when they were released to Valhi from the LYONs escrow. Subsequent to their release from the escrow, all but 2,500 of such Halliburton shares were sold in market transactions in 2002 for aggregate proceeds of $18.1 million. Also during 2001, an additional 390,000 Halliburton shares were released to Valhi from the LYONs escrow and were immediately sold in market transactions for aggregate proceeds of $16.8 million. See Notes 10 and 12.

     Other. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in Note 1, approximates their net carrying value at December 31, 2001 and 2002. The aggregate cost of other noncurrent available-for-sale securities is nominal at December 31, 2001 and 2002. See Note 12.

Note 6 -       Inventories:

                                                              December 31,
                                                         2001             2002
                                                         ----             ----
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 79,162         $ 54,077
  Component products .........................            9,677            6,573
                                                       --------         --------
                                                         88,839           60,650
                                                       --------         --------

In process products:
  Chemicals ..................................            9,675           15,936
  Component products .........................           12,619           12,602
                                                       --------         --------
                                                         22,294           28,538
                                                       --------         --------

Finished products:
  Chemicals ..................................          117,976          109,978
  Component products .........................            8,494           12,296
                                                       --------         --------
                                                        126,470          122,274
                                                       --------         --------

Supplies (primarily chemicals) ...............           25,130           28,071
                                                       --------         --------

                                                       $262,733         $239,533

Note 7 -       Investment in affiliates:

                                                              December 31,
                                                          2001            2002
                                                          ----            ----
                                                              (In thousands)

Ti02 manufacturing joint venture ...............        $138,428        $130,009
Titanium Metals Corporation ....................          60,272          12,920
Other joint ventures ...........................          12,415          12,620
                                                        --------        --------

                                                        $211,115        $155,549

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

     LPC's net sales aggregated $185.9 million, $187.4 million and $186.3 million in 2000, 2001 and 2002, respectively, of which $92.5 million, $93.4 million and $92.4 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

     At December 31, 2002, LPC reported total assets and partners' equity of $292.5 million and $262.8 million, respectively (2001 - $296.4 million and $279.6 million, respectively). Over 80% of LPC's assets at December 31, 2001 and 2002 are comprised of property and equipment; the remainder of LPC's assets are comprised principally of inventories, receivables from its partners and cash and cash equivalents. LPC's liabilities at December 31, 2001 and 2002 are comprised primarily of trade payables and accruals. LPC has no indebtedness at December 31, 2001 and 2002.

     Titanium Metals Corporation. At December 31, 2002, the Company held 1.3 million shares of TIMET with a quoted market price of $19.10 per share, or an aggregate market value of $24 million (2001 - 1.2 million shares with a quoted market price of $39.90 per share, or an aggregate market value of $49 million). In February 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The share and per share disclosures related to TIMET common stock contained in these Consolidated Financial Statements have been adjusted to give effect to such reverse split. Such reverse stock split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of the reverse split.

     At December 31, 2002,  TIMET  reported  total assets of $563.8  million and stockholders' equity of $159.4 million (2001 - $699.4 million and $298.1 million, respectively). TIMET's total assets at December 31, 2002 include current assets of $262.5 million, property and equipment of $254.7 million and intangible assets of $8.4 million (2001 - $308.7 million, $275.3 million and $54.1 million, respectively). TIMET's total liabilities at December 31, 2002 include current liabilities of $92.6 million, long-term debt of $16.0 million, accrued OPEB and pension costs aggregating $74.5 million and convertible preferred securities of $201.2 million (2001 - $122.4 million, $19.3 million, $39.7 million and $201.2 million, respectively). During 2002, TIMET reported net sales of $366.5 million, an operating loss of $20.8 million and a loss before cumulative effect of a change in accounting principle of $67.2 million (2001 - net sales of $486.9 million, operating income of $64.5 million and a net loss of $41.8 million; 2000 - net sales of $426.8 million, an operating loss of $41.7 million and a net loss of $38.9 million).

     The Company's equity in losses of TIMET in 2002 includes a $15.7 million third-quarter impairment provision for an other than temporary decline in the value of Tremont's investment in TIMET. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET.

     Other. At December 31, 2001 and 2002, other joint ventures, held by TRECO LLC, are comprised of (i) a 32% interest in Basic Management, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company L.P., which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell.

     At December 31, 2002, the combined balance sheets of Basic Management and Landwell reflected total assets and partners' equity of $96.8 million and $53.0 million, respectively (2001 - $89.2 million and $49.7 million, respectively). The combined total assets at December 31, 2002 include current assets of $30.1 million, property and equipment of $16.8 million, deferred charges of $19.5 million, land and development costs of $16.1 million, long-term notes and other receivables of $9.2 million and investment in undeveloped land and water rights of $2.5 million (2001 - $32.1 million, $18.1 million, $13.7 million, $13.1 million, $9.4 million and $2.3 million, respectively). Combined total liabilities at December 31, 2002 include current liabilities of $23.6 million, long-term debt of $12.6 million and deferred income taxes of $6.6 million (2001
- $16.5 million, $18.5 million and $4.0 million, respectively).

     During 2002, Basic Management and Landwell reported combined revenues of $18.3 million, income before income taxes of $4.1 million and net income of $3.3 million (2001 - $19.3 million, $575,000 and $761,000, respectively; 2000 - $28.8 million, $8.5 million and $7.6 million, respectively). Landwell is treated for federal income tax purposes as a partnership, and accordingly the combined results of operations of Basic Management and Landwell includes a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.

     Other.  The  Company  has  certain   transactions  with  certain  of  these
affiliates, as more fully described in Note 18.

Note 8 -       Other noncurrent assets:

                                                               December 31,
                                                           2001             2002
                                                           ----             ----
                                                             (In thousands)
Loans and other receivables:
  Snake River Sugar Company:
    Principal ....................................       $ 80,000       $ 80,000
    Interest .....................................         22,718         27,910
  Other ..........................................          5,706          5,566
                                                         --------       --------
                                                          108,424        113,426
  Less current portion ...........................          2,484          2,221
                                                         --------       --------

  Noncurrent portion .............................       $105,940       $111,255
                                                         ========       ========

Other assets:
  Restricted cash equivalents ....................       $  4,713       $  2,158
  Waste disposal site operating permits ..........          2,527          1,754
  Refundable insurance deposits ..................          1,609          1,864
  Deferred financing costs .......................          1,120         10,588
  Other ..........................................         20,140         14,756
                                                         --------       --------

                                                         $ 30,109       $ 31,120
                                                         ========       ========


     Valhi's loan to Snake River, as amended, is subordinate to Snake River's third-party senior term loan and bears interest at a fixed rate of 6.49% (12.99% during the first three months of 2000), with all amounts due no later than 2010. Covenants contained in Snake River's third-party senior term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to its maturity in 2010. Such covenants allowed Snake River to pay interest debt services payments to Valhi of $950,000 in 2000. The Company does not currently expect to receive any significant debt service payments from Snake River during 2003, and accordingly all accrued and unpaid interest has been classified as a noncurrent asset as of December 31, 2002. Under certain conditions, Valhi will be required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party senior term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged at December 31, 2002, and the Company does not currently expect it will be required to pledge any such amount during 2003.

     The reduction of interest income resulting from the reduction in the interest rate on the $80 million loan from 12.99% to 6.49% effective April 1, 2000 will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability. If Snake River and the LLC do not maintain minimum specified levels of cash flow to the Company, the interest rate on the loan to Snake River would revert back to 12.99% retroactive to April 1, 2000. Through December 31, 2002, Snake River and the LLC maintained the minimum required levels of cash flows to the Company. See Note 5. Snake River has granted to Valhi a lien on substantially all of Snake River's assets to collateralize the $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior term loan with a scheduled maturity date of April 2009.

Note 9 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill during the past three years is presented in the table below. Substantially all of the goodwill related to the chemicals operating segment was generated from the Company's various step acquisitions of its interest in NL Industries. Substantially all of the goodwill related to the component products operating segment was generated principally from CompX's acquisitions of certain business units during 1998, 1999 and 2000.

                                                Operating segment
                                                             Component
                                               Chemicals      products    Total
                                                           (In millions)

Balance at December 31, 1999 .............      $311.4       $ 45.1      $356.5
Goodwill acquired during the year ........        16.0          4.1        20.1
Periodic amortization ....................       (13.4)        (2.5)      (15.9)
Changes in foreign exchange rates ........        --           (1.3)       (1.3)
                                                ------       ------      ------

Balance at December 31, 2000 .............       314.0         45.4       359.4

Goodwill acquired during the year ........         7.7         --           7.7
Periodic amortization ....................       (14.5)        (2.4)      (16.9)
Changes in foreign exchange rates ........        --           (1.1)       (1.1)
                                                ------       ------      ------

Balance at December 31, 2001 .............       307.2         41.9       349.1
Goodwill acquired during the year ........        14.1         --          14.1
Changes in foreign exchange rates ........        --            1.8         1.8
                                                ------       ------      ------

Balance at December 31, 2002 .............      $321.3       $ 43.7      $365.0
                                                ======       ======      ======

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 20), the goodwill related to the chemicals operating segment was assigned to the reporting unit (as that term is defined in SFAS No. 142) consisting of NL in total, and the goodwill related to the components product operating segment was assigned to two reporting units within that operating segment, one consisting of CompX's security products operations and the other consisting of CompX's ergonomic and slide products operations.

     Other intangible assets.

                                                                 December 31,
                                                              2001          2002
                                                              ----          ----
                                                                 (In millions)

Patents:
  Cost .............................................          $3.4          $3.4
  Less accumulated amortization ....................           1.0           1.2
                                                              ----          ----

    Net ............................................           2.4           2.2
                                                              ----          ----

Customer list:
  Cost .............................................           --            2.6
  Less accumulated amortization ....................           --             .4
                                                              ----          ----

    Net ............................................           --            2.2
                                                              ----          ----

                                                              $2.4          $4.4
                                                              ====          ====

     The patent intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 3. The patent intangible asset was, and will continue to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 11 years remaining at December 31, 2002), with no assumed residual value at the end of the life of the patents. The customer list intangible asset will be amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 6 years remaining at December 31, 2002), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $474,000 in 2000, $229,000 in 2001 and $612,000 in 2002, and amortization expense of intangible assets is expected to be approximately $620,000 in each of calendar 2003 through 2007.

Note 10 - Notes payable and long-term debt:

                                                                December 31,
                                                             2001         2002
                                                             ----         ----
                                                              (In thousands)

Notes payable - Kronos bank credit agreements ........     $ 46,201     $   --
                                                           ========     ========

Long-term debt:
  Valhi:
    Snake River Sugar Company ........................     $250,000     $250,000
    Liquid Yield Option Notes (LYONs) ................       25,472         --
    Bank credit facility .............................       35,000         --
    Other ............................................        2,880         --
                                                           --------     --------

                                                            313,352      250,000
                                                           --------     --------

  Subsidiaries:
    Kronos International:
      Senior Secured Notes ...........................         --        296,942
      Bank credit facility ...........................         --         27,077
    NL Senior Secured Notes ..........................      194,000         --
    CompX bank credit facility .......................       49,000       31,000
    Valcor Senior Notes ..............................        2,431        2,431
    Other ............................................        3,404        2,417
                                                           --------     --------

                                                            248,835      359,867
                                                           --------     --------

                                                            562,187      609,867

  Less current maturities ............................       64,972        4,127
                                                           --------     --------

                                                           $497,215     $605,740

     Valhi. Valhi's $250 million in loans from Snake River Sugar Company bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Up to $37.5 million principal amount of such loans will become recourse to Valhi to the extent that the balance of Valhi's loan to Snake River (including accrued interest) becomes less than $37.5 million. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans. See Notes 5 and 8.

     At December 31, 2002, Valhi has a $70 million revolving bank credit facility which matures in October 2003, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL common stock pledged as collateral. Based on NL's December 31, 2002 quoted market price of $17.00 per share, the 30 million shares of NL common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. Valhi would become limited to borrowing less than the full $70 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, only if NL's stock price were to fall below approximately $7.00 per share. At December 31, 2002, no borrowings were outstanding under this facility, letters of credit aggregating $1.1 million had been issued and $68.9 million was available for borrowing under this facility.

     Valhi's zero coupon Senior Secured LYONs (none  outstanding at December 31,
2002) were issued with significant OID to represent a yield to maturity of 9.25%. No periodic interest payments were required. Each $1,000 in principal amount at maturity of the LYONs was exchangeable, at any time at the option of the holders of the LYONs, for 14.4308 shares of Halliburton common stock held by Valhi. During 2000 and 2001, holders representing $336,000 and $92.2 million principal amount at maturity, respectively, of LYONs exchanged such LYONs for Halliburton shares. Under the terms of the indenture governing the LYONs, the Company had the option to deliver, in whole or in part, cash equal to the market value of the Halliburton shares that were otherwise required to be delivered to the LYONs holder in an exchange, and a portion of such exchanges during 2001 was so settled. During 2001 and 2002, $50.4 million and $43.1 million principal amount at maturity of LYONs, respectively, were redeemed by the Company for cash at various redemption prices equal to the accreted value of the LYONs on the respective redemption dates (aggregate cash redemption price of $28.4 million in 2001 and $27.4 million in 2002). The LYONs were redeemable, at the option of the holder, in October 2002, at $636.27 per $1,000 principal amount (the issue price plus accrued OID through such purchase date), or an aggregate of $27.4 million based on the number of LYONs outstanding at December 31, 2001, and accordingly the LYONs were classified as a current liability at December 31, 2001. At December 31, 2001, the net carrying value of the LYONs per $1,000 principal amount at maturity was $592, and the quoted market price of the LYONs was $580.


     Other Valhi indebtedness consisted of an unsecured $2.9 million note payable bearing interest at 6.2% and due in November 2002. Such note was issued in connection with Valhi's purchase of 90,000 shares of Tremont Corporation common stock from an officer of Tremont in 2000. See Note 18.

     NL and its subsidiaries. In June 2002, Kronos International ("KII"), which conducts NL's TiO2 operations in Europe, issued euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009. The KII Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Senior Secured Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2002, the quoted market price of the KII Senior Notes was euro 1,010 per euro 1,000 principal amount.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a new euro 80 million revolving bank credit facility that matures in June 2005. Borrowings under this facility were used in part to repay and terminate Kronos' short-term non-U.S. bank credit agreements. Borrowings may be denominated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The new KII bank credit agreement is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The new KII bank credit agreement contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 2002, the equivalent of $27.1 million was outstanding (consisting of euro 15 million and kroner 80 million in borrowings) at a weighted average interest rate of 6.5%, and the equivalent of $54 million was available for additional borrowing by the subsidiaries.

     In September 2002, certain of NL's U.S. subsidiaries entered into a new $50 million revolving credit facility (nil outstanding at December 31, 2002) that matures in September 2005. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2002, $30 million was available for borrowing under the facility.

     During 2000, NL redeemed $50 million principal amount of NL's Senior Secured Notes with a 1.5% premium, using available cash on hand. In March 2002, NL redeemed $25 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand. In addition, NL used a portion of the net proceeds from the issuance of the KII Senior Secured Notes to redeem in full the remaining $169 million principal amount of the NL Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense. At December 31, 2001, the quoted market price of the NL Senior Secured Notes was $1,005 per $1,000 principal amount.

     At December 31, 2001, notes payable consisted of 27 million of euro-denominated borrowings and 200 million of Norwegian Krona-denominated borrowings (aggregating $46 million) which bore interest at rates ranging from 3.8% to 7.3%.

     CompX. At December 31, 2002, CompX had a $100 million unsecured revolving bank credit facility which bore interest at rates (2.5% at December 31, 2002) based upon the Eurodollar Rate. In January 2003, CompX replaced this facility with a new $47.5 million secured facility. The new facility is collateralized by substantially all of CompX's U.S. tangible assets as well as a pledge of at least 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The new facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2002, $16.5 million would have been available to CompX for additional borrowing under the terms of the new facility.

     Other indebtedness. At December 31, 2001 and 2002, the quoted market price of Valcor's unsecured 9 5/8% Senior Notes due November 2003 was $1,006 and $1,003 per $1,000 principal amount, respectively. Such Valcor Notes were redeemed by Valcor in February 2003 at par value.

     Aggregate maturities of long-term debt at December 31, 2002

Years ending December 31,                               Amount
                                                    (In thousands)

  2003                                                $  4,127
  2004                                                     334
  2005                                                  27,262
  2006                                                  31,177
  2007                                                      25
  2008 and thereafter                                  546,942
                                                      --------

                                                      $609,867

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2002, the restricted net assets of consolidated subsidiaries approximated $55 million.

     At December 31, 2002, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $.05 per Valhi share outstanding per quarter, plus an additional $9.5 million.

Note 11 -      Accrued liabilities:

                                                              December 31,
                                                         2001              2002
                                                         ----              ----
                                                              (In thousands)
Current:
  Employee benefits ..........................         $ 39,974         $ 43,534
  Environmental costs ........................           64,165           57,496
  Deferred income ............................            9,479            6,018
  Interest ...................................            5,162              317
  Other ......................................           47,708           42,101
                                                       --------         --------

                                                       $166,488         $149,466
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 19,182         $ 16,416
  Employee benefits ..........................            8,616           10,409
  Deferred income ............................            1,333            1,875
  Other ......................................            3,511            1,941
                                                       --------         --------

                                                       $ 32,642         $ 30,641
                                                       ========         ========

Note 12 -      Other income, net:

                                                    Years ended December 31,
                                                  2000        2001        2002
                                                  ----        ----        ----
                                                         (In thousands)

Securities earnings:
  Dividends and interest ...................   $  40,250    $ 38,003   $ 34,344
  Securities transactions, net .............          40      47,009      6,413
                                               ---------    --------   --------
                                                  40,290      85,012     40,757
Legal settlement gains, net ................      69,465      31,871      5,225
Insurance gain .............................        --        16,190       --
Business interruption insurance ............        --         7,222       --
Currency transactions, net .................       6,383       1,824      4,859
Noncompete agreement income ................       4,000       4,000      4,000
Disposal of property and equipment, net ....      (1,178)      1,375       (261)
Pension curtailment/settlement gains .......        --           116        677
Other, net .................................       8,141       6,390      5,031
                                               ---------    --------   --------

                                               $ 127,101    $154,000   $ 60,288
                                               =========    ========   ========

     Interest and dividend income in 2000, 2001 and 2002 includes $22.7 million, $23.6 million and $23.6 million, respectively, of dividend distributions received from The Amalgamated Sugar Company LLC. See Note 5. Noncompete agreement income relates to NL's agreement not to compete in the specialty chemicals industry and is recognized in income ratably over the five-year noncompete period ending in January 2003. The pension curtailment and settlement gains are discussed in Note 17.

     Net securities transactions gains in 2002 are comprised of (i) a $3.0 million unrealized gain related to the reclassification of 621,000 shares of Halliburton common stock from available-for-sale to trading securities and (ii) a $3.4 million gain relates to changes in the market value of the Halliburton common stock classified as trading securities. Net securities transactions gains in 2001 are comprised of (i) a $33.1 million realized gain related to LYONs exchanges and the resulting disposition of a portion of the shares of Halliburton common stock, (ii) a $13.7 million realized gain related to the sale of 390,000 shares of Halliburton common stock in market transactions, (iii) a
$14.2 million unrealized gain related to the reclassification of 515,000 Halliburton shares from available-for-sale to trading securities, (iv) an $11.6 million unrealized loss related to changes in market value of the Halliburton shares classified as trading securities and (v) a $2.3 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 5 and 10.

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

     In 2000, NL recognized a $69.5 million net gain from legal settlements with certain of its former insurance carriers. The settlements resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. The gain is stated net of $3.1 million of commissions associated with the settlements. In 2001 and 2002, NL recognized $11.7 million and $5.2 million, respectively, of net gains from legal settlements, of which $11.4 million in 2001 and all in 2002 relates to additional settlements with certain of its former insurance carriers. Proceeds from substantially all of the 2000 and 2001 settlements were transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. At December 31, 2001 and 2002, restricted cash equivalents and debt securities include an aggregate of $74 million and $61 million, respectively, held by such special purpose trusts.

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

     Net gains from the disposal of property and equipment in 2002 includes $1.6 million related to the sale of certain real estate held by Tremont. Net currency transaction gains in 2002 includes $6.3 million related to the extinguishment of certain intercompany indebtedness of NL.

Note 13 - Minority interest:

                                                            December 31,
                                                       2001               2002
                                                       ----               ----
                                                             (In thousands)
Minority interest in net assets:
NL Industries ............................           $ 68,566           $ 40,880
Tremont Corporation ......................             32,610             26,911
CompX International ......................             44,767             44,539
Subsidiaries of NL .......................              7,208              8,516
                                                     --------           --------

                                                     $153,151           $120,846

                                                 Years ended December 31,
                                            2000           2001           2002
                                            ----           ----           ----
                                                       (In thousands)
Minority interest in net earnings (losses):
NL Industries ......................      $ 30,727       $ 23,061       $ 6,331
Tremont Corporation ................         2,071           (175)       (4,151)
CompX International ................         7,810          2,236           198
Subsidiaries of NL .................         2,436            960         1,264
Subsidiaries of Tremont ............           455           --            --
Subsidiaries of CompX ..............            (3)          --            --
                                          --------       --------       -------

                                          $ 43,496       $ 26,082       $ 3,642
                                          ========       ========       =======

     Tremont Corporation. In February 2003, following completion of the merger of Valhi and Tremont discussed in Note 3, the Company will no longer report minority interest in Tremont's net assets or net earnings (losses).

     Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists aggregate inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at December 31, 2002.

     Subsidiaries of NL. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 19.

Note 14 - Stockholders' equity:

                                                   Shares of common stock
                                            Issued       Treasury      Outstanding
                                                       (In thousands)

Balance at December 31, 1999 .........      125,611      (10,545)       115,066

Issued ...............................          119         --              119
Reacquired ...........................         --             (1)            (1)
Other ................................         --            (24)           (24)
                                            -------      -------       --------

Balance at December 31, 2000 .........      125,730      (10,570)       115,160

Issued ...............................           81         --               81
                                            -------      -------       --------

Balance at December 31, 2001 .........      125,811      (10,570)       115,241

Issued ...............................          350         --              350
                                            -------      -------       --------

Balance at December 31, 2002 .........      126,161      (10,570)       115,591
                                            =======      =======       ========



     For financial reporting purposes, at December 31, 2002 treasury stock includes the Company's proportional interest in 1.2 million Valhi shares held by NL. However, under Delaware Corporation Law, 100% of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock. As a result, Valhi common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

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

     Outstanding options at December 31, 2002 represent approximately 1% of Valhi's outstanding shares at that date and expire at various dates through 2012, with a weighted-average remaining term of 4.9 years. At December 31, 2002, options to purchase 894,000 Valhi shares were exercisable at prices ranging from $4.96 to $12.06 per share, or an aggregate amount payable upon exercise of $7.5 million. Of such exercisable options at December 31, 2002, 434,000 are exercisable at various dates through 2011 at prices lower than the Company's December 31, 2002 market price of $8.30 per share. At December 31, 2002, options to purchase 149,000 shares are scheduled to become exercisable in 2003, and an aggregate of 4.1 million shares were available for future grants.

     The following table sets forth changes in outstanding options during the past three years under all Valhi option plans in effect during such periods.

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                 per share amounts)

Outstanding at December 31, 1999                                      2,965           $ 4.76-$12.16       $20,814

Granted                                                                 248            11.00- 11.06         2,728
Exercised                                                              (116)            4.76- 12.00          (848)
Canceled                                                               (415)            4.76- 12.16        (2,133)
                                                                     ------            ------------       -------

Outstanding at December 31, 2000                                      2,682             4.96- 12.06        20,561

Granted                                                                   8                   10.50            84
Exercised                                                               (76)            4.96- 12.00          (591)
Canceled                                                               (230)            5.36- 12.00        (1,410)
                                                                     ------            ------------       -------

Outstanding at December 31, 2001                                      2,384             4.96- 12.06        18,644

Granted                                                                   8                   12.45           100
Exercised                                                              (346)            4.96- 12.00        (2,564)
Canceled                                                               (865)                   6.38        (5,517)
                                                                     ------                   -----       -------

Outstanding at December 31, 2002                                      1,181           $ 4.96-$12.45       $10,663
                                                                     ======           =============       =======

     Stock option plans of subsidiaries and affiliates. NL, CompX and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX, Tremont and TIMET at December 31, 2002 are summarized below.

                                                                        Amount
                                                  Exercise             payable
                                                  price per              upon
                                   Shares          share               exercise
                                            (In thousands, except
                                             per share amounts)

NL Industries                       1,261     $ 8.69-$ 21.97             $22,059
CompX                                 764      10.00-  20.00              12,995
TIMET                                 140      16.60- 353.10              26,677


     Other. The pro forma information included in Note 1, required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995. The weighted average fair value of Valhi options granted during 2000 was $5.43 per share. The aggregate fair value of the nominal number of Valhi options granted during 2001 and 2002 was not material. The fair values of such options were calculated using the Black-Scholes stock option valuation model with the following weighted-average assumptions: stock price volatility of 39%, risk-free rate of return of 6.8%, dividend yield of 1.8% and an expected term of 10 years. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share.

Note 15 - Financial instruments:

                                                           December 31,
                                                     2001                  2002
                                               ----------------     ---------------
                                               Carrying    Fair     Carrying   Fair
                                                amount    Value      amount   value
                                                          (In millions)

Cash, cash equivalents and restricted cash
 equivalents ..............................   $  222.4 $  222.4   $  149.3 $  149.3

Marketable securities:
  Current .................................   $   18.5 $   18.5   $    9.7 $    9.7
  Noncurrent ..............................      186.5    186.5      179.6    179.6

Loan to Snake River Sugar Company .........   $   80.0 $   96.4   $   80.0 $  108.7

Notes payable and long-term debt (excluding
 capitalized leases):
  Publicly-traded fixed rate debt:
    Valhi LYONs ...........................   $   25.5 $   25.0   $   --   $   --
    NL Senior Secured Notes ...............      194.0    194.9       --       --
    Valcor Senior Notes ...................        2.4      2.4        2.4      2.4
    KII Senior Secured Notes ..............       --       --        296.9    299.9
  Snake River Sugar Company loans .........      250.0    250.0      250.0    250.0
  Other fixed-rate debt ...................        3.7      3.7         .4       .4
  Variable rate debt ......................      132.7    132.7       58.1     58.1

Minority interest in:
  NL common stock .........................   $   68.6 $  132.6   $   40.9 $  124.8
  CompX common stock ......................       44.8     61.3       44.5     39.7
  Tremont common stock ....................       32.6     36.7       26.9     37.8

Valhi common stockholders' equity .........   $  622.3 $1,463.6   $  614.8 $  958.4

     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, CompX and Tremont and Valhi's common stockholders' equity are all based upon quoted market prices. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10. The estimated fair value of CompX's foreign currency forward contracts at December 31, 2002 is insignificant.

Note 16 - Income taxes:

                                                      Years ended December 31,
                                                       2000      2001       2002
                                                       ----      ----       ----
                                                              (In millions)
Components of pre-tax income:
  United States:
    Contran Tax Group .............................   $(20.7)   $ 31.5    $(60.2)
    NL tax group ..................................     71.4      --        --
    CompX tax group ...............................      7.6      (1.0)     (1.9)
    Tremont tax group .............................    (10.5)     --        --
                                                      ------    ------    ------
                                                        47.8      30.5     (62.1)
  Non-U.S. subsidiaries ...........................    166.3     142.0      60.8
                                                      ------    ------    ------

                                                      $214.1    $172.5    $ (1.3)
                                                      ======    ======    ======

Expected tax expense (benefit), at U.S. ...........
 federal statutory income tax rate of 35% .........   $ 74.9    $ 60.4    $  (.4)

Non-U.S. tax rates ................................     (7.1)     (4.8)     (3.8)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies ........................................     17.7       8.0      (1.5)
Change in NL's and Tremont's deferred income
 tax valuation allowance, net .....................       .7     (20.9)       .4
Resolution of German income tax audits ............     (5.5)     --        --
Change in German income tax law ...................      4.4      --        --
Change in Belgian income tax law ..................     --        --        (2.7)
U.S. state income taxes, net ......................      2.1       2.5      (1.8)
No tax benefit for goodwill amortization ..........      5.4       5.8      --
NL tax contingency reserve adjustment, net ........     --         1.0       2.9
Other, net ........................................      1.3       1.2        .8
                                                      ------    ------    ------

                                                      $ 93.9    $ 53.2    $ (6.1)
                                                      ======    ======    ======

Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state ........................   $ (3.4)   $ 11.2    $ (9.3)
    Non-U.S .......................................     54.5      34.3      12.8
                                                      ------    ------    ------
                                                        51.1      45.5       3.5
                                                      ------    ------    ------
  Deferred income taxes (benefit):
    U.S. federal and state ........................     39.9      21.0      (9.7)
    Non-U.S .......................................      2.9     (13.3)       .1
                                                      ------    ------    ------
                                                        42.8       7.7      (9.6)
                                                      ------    ------    ------

                                                      $ 93.9    $ 53.2    $ (6.1)
                                                      ======    ======    ======

Comprehensive provision for income
 taxes (benefit) allocable to:
  Net income ......................................   $ 93.9    $ 53.2    $ (6.1)
  Other comprehensive income:
    Marketable securities .........................      3.9     (24.7)     (1.6)
    Currency translation ..........................    (14.9)     (2.3)      3.9
    Pension liabilities ...........................       .8      (3.9)    (16.4)
                                                      ------    ------    ------

                                                      $ 83.7    $ 22.3    $(20.2)
                                                      ======    ======    ======

     The components of the net deferred tax liability at December 31, 2001 and 2002, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2001 and 2002, substantially all of the deferred tax valuation allowance relates to NL tax jurisdictions, principally Germany.

                                                        December 31,
                                                  2001                2002
                                           -----------------   -----------------
                                            Assets Liabilities  Assets   Liabilities
                                                       (In millions)
Tax effect of temporary differences related to:
  Inventories ..........................   $  4.2    $ (3.5)   $  4.4    $ (4.0)
  Marketable securities ................     --       (56.4)     --       (65.5)
  Mining properties ....................     --        (1.2)     --        (1.3)
  Property and equipment ...............     43.2     (94.1)     43.5    (100.3)
  Accrued OPEB costs ...................     19.0      --        17.8      --
  Accrued environmental liabilities and
   other deductible differences ........     73.7      --        73.9      --
  Other taxable differences ............     --      (167.8)     --      (185.3)
  Investments in subsidiaries and
   affiliates not members of the
   Contran Tax Group ...................     12.4     (38.8)     30.2     (29.7)
  Tax loss and tax credit carryforwards     119.2      --       168.5      --
Valuation allowance ....................   (163.3)     --      (195.5)     --
                                           ------    ------    ------    ------
    Adjusted gross deferred tax assets
    (liabilities) ......................    108.4    (361.8)    142.8    (386.1)
Netting of items by tax jurisdiction ...    (94.7)     94.7    (126.8)    126.8
                                           ------    ------    ------    ------
                                             13.7    (267.1)     16.0    (259.3)
Less net current deferred tax asset
 (liability) ...........................     13.0      (1.8)     14.1      (3.6)
                                           ------    ------    ------    ------

    Net noncurrent deferred tax asset
     (liability) .......................   $   .7    $(265.3)  $  1.9    $(255.7)
                                           ======    ======    ======    ======

                                                     Years ended December 31,
                                                      2000      2001       2002
                                                      ----      ----       ----
                                                            (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
 recognition criteria ............................    $ 3.3     $ 3.8     $ 3.8
Recognition of certain deductible tax
 attributes for which the benefit had not
 previously been recognized under the
 "more-likely-than-not" recognition criteria .....     (2.6)    (24.7)     (3.4)
Foreign currency translation .....................    (15.7)     (7.5)     21.6
Offset to the change in gross deferred
 income tax assets due principally to
 redeterminations of certain tax attributes
 and implementation of certain tax
 planning strategies .............................    (25.0)     (3.7)     10.1
Consolidation of Tremont Corporation
 for income tax purposes .........................    (12.1)     --        --
Other, net .......................................      (.9)       .4        .1
                                                      -----     -----     -----

                                                      $(53.0)   $(31.7)   $32.2
                                                      =====     =====     =====

     A reduction in the German "base" income tax rate from 30% to 25% was enacted in October 2000 and became effective in January 2001. This reduction in the German income tax rate resulted in a $4.4 million increase in the Company's income tax expense in 2000 because the Company had recognized a net deferred income tax asset with respect to Germany. A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.7 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgium.

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

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example, NL's and EMS' 1998 U.S. federal income tax returns are currently being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments until September 30, 2003. Based on the examination to date, NL anticipates that the U.S. tax authorities may propose a substantial tax deficiency. Also, NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10 million ($11 million at December 31, 2002). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In addition, the Norwegian tax authorities have notified NL of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million at December 31, 2002) relating to the years 1998 through 2000. NL has objected to this proposed assessment in a written response to the Norwegian tax authorities.

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

     At December 31, 2002, (i) NL had the equivalent of $414 million of German income tax loss carryforwards with no expiration date, (ii) NL had $2.9 million of U.S. net operating loss carryforwards expiring in 2019 and $7.4 million of alternative minimum tax ("AMT") credit carryforwards with no expiration date,
(iii) Tremont had $5.1 million of U.S. net operating loss carryforwards expiring in 2018 through 2020 and $.3 million of AMT credit carryforwards with no expiration date, (iv) CompX had the equivalent of $6 million of net operating loss carryforwards in The Netherlands with no expiration date and $8 million of U.S. net operating loss carryforwards expiring in 2007 through 2018 and (v) Valhi and its subsidiaries who are members of the Contran Tax Group had an aggregate of $34.2 million of U.S. net operating loss carryforwards expiring in 2021 and 2022. At December 31, 2002, the U.S. tax attribute carryforwards of NL and Tremont may only be used to offset future taxable income of the respective company and are not available to offset future taxable income of other members of the Contran Tax Group, and the U.S. net operating loss carryforwards of CompX may only be used to offset future taxable income of an acquired subsidiary of CompX and are limited in utilization to approximately $400,000 per year.

Note 17 - Employee benefit plans:

     Defined benefit plans. The Company maintains various defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The funded status of the Company's defined benefit pension plans, the components of net periodic defined benefit pension cost related to the Company's consolidated business segments and charged to continuing operations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Effective January 1, 2001, approximately 50 individuals previously compensated by Valhi commenced being compensated by Contran. Accrued defined benefit pension costs related to such individuals at December 31, 2000 were approximately $225,000. During 2001, Valhi made a cash payment to Contran of $225,000, and the plan assets and liabilities related to such individuals were transferred to Contran. Effective January 1, 2001, CompX ceased providing future defined pension benefits under its plan in The Netherlands, resulting in a curtailment gain of $116,000 in 2001. Certain obligations related to the terminated plan were not been fully settled until 2002 and were reflected in accrued defined benefit pension costs at December 31, 2001. Upon settling the remaining obligations, CompX recognized a $677,000 settlement gain in 2002. See Note 12.

                                                        Years ended December 31,
                                                           2001          2002
                                                           ----          ----
                                                             (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year .......   $ 281,540    $ 290,329
  Service cost .......................................       3,974        4,538
  Interest cost ......................................      17,428       18,387
  Participant contributions ..........................       1,004        1,057
  Actuarial losses ...................................      10,359          133
  Plan amendments ....................................       1,819         --
  Curtailment gain ...................................        (116)        --
  Change in foreign exchange rates ...................      (3,385)      37,013
  Benefits paid ......................................     (17,432)     (20,005)
  Transfer of obligations to Contran .................      (4,862)        --
                                                         ---------    ---------

      Benefit obligations at end of the year .........   $ 290,329    $ 331,452
                                                         =========    =========

Change in plan assets:
  Fair value of plan assets at beginning of the year .   $ 243,213    $ 230,345
  Actual return on plan assets .......................       5,470       (4,376)
  Employer contributions .............................       7,577        9,558
  Participant contributions ..........................       1,004        1,057
  Change in foreign exchange rates ...................      (6,244)      28,076
  Benefits paid ......................................     (17,432)     (20,005)
  Transfer of plan assets to Contran .................      (3,243)        --
                                                         ---------    ---------

      Fair value of plan assets at end of year .......   $ 230,345    $ 244,655
                                                         =========    =========

Funded status at end of the year:
  Plan assets less than PBO ..........................   $ (59,984)   $ (86,797)
  Unrecognized actuarial losses ......................      53,383       82,830
  Unrecognized prior service cost ....................       4,371        4,881
  Unrecognized net transition obligations ............       4,269        5,011
                                                         ---------    ---------

                                                         $   2,039    $   5,925
                                                         =========    =========

Amounts recognized in the balance sheet:
  Prepaid pension costs ..............................   $  18,411    $  17,572
  Unrecognized net pension obligations ...............       5,901        5,561
  Accrued pension costs:
    Current ..........................................      (6,241)      (7,027)
    Noncurrent .......................................     (33,823)     (54,930)
  Accumulated other comprehensive income .............      17,791       44,749
                                                         ---------    ---------

                                                         $   2,039    $   5,925
                                                         =========    =========

                                                           December 31,
                  Rate                          2000            2001            2002
                  ----                          ----            ----            ----

Discount                                     4.0% - 7.8%    5.8% - 7.3%    5.5% -  7.0%
Increase in future compensation levels       3.0% - 4.5%    2.8% - 4.5%    2.5% -  4.5%
Long-term return on assets                   4.0% -10.0%    6.8% -10.0%    6.8% - 10.0%


                                                   Years ended December 31,
                                                 2000         2001        2002
                                                 ----         ----        ----
                                                         (In thousands)

Net periodic pension cost:
Service cost benefits ......................   $  4,368    $  3,974    $  4,538
Interest cost on PBO .......................     17,297      17,428      18,387
Expected return on plan assets .............    (17,832)    (18,386)    (18,135)
Amortization of prior service cost .........        258         201         307
Amortization of net transition obligations .        532         509         515
Recognized actuarial losses ................        369         703       1,223
                                               --------    --------    --------

                                               $  4,992    $  4,429    $  6,835
                                               ========    ========    ========

     The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of fair value of plan assets were $281 million, $258 million and $197 million, respectively, at December 31, 2002 (2001 - $257 million, $235 million and $197 million, respectively). At December 31, 2001 and 2002, approximately 69% and 71%, respectively, of such unfunded amount relates to NL's non-U.S. plans, and most of the remainder relates to certain of NL's U.S. plans.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $3.4 million in 2000, $2.5 million in 2001 and $2.1 million in 2002.

     Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. At both December 31, 2001 and 2002, approximately 61% of the Company's aggregate accrued OPEB costs relates to NL, and substantially all of the remainder relates to Tremont. Based on communications with a certain insurance provider of certain retiree benefits of NL, and consultations with NL's actuaries, NL has been released from certain life insurance retiree benefit obligations as of December 31, 2002 through the use of an equal amount of plan assets.

     The components of the periodic OPEB cost and accumulated OPEB obligations and the rates used in determining the actuarial present value of benefit obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2002, the expected rate of increase in future health care costs ranges from 9% to 11.4% in 2003, declining to rates of between 4.25% to 5.5% in 2010 and thereafter. If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $.2 million (decreased by $.2 million) in 2002, and the actuarial present value of accumulated OPEB obligations at December 31, 2002 would have increased by $2.9 million (decreased by $2.7 million).

                                                         Years ended December 31,
                                                           2001           2002
                                                           ----           ----
                                                              (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year .............     $ 53,942      $ 50,688
  Service cost .....................................           94           103
  Interest cost ....................................        3,572         3,030
  Actuarial losses (gains) .........................         (230)        6,714
  Release of benefit obligations ...................         --          (5,778)
  Plan asset reimbursements ........................        1,197          --
  Change in foreign exchange rates .................         (145)           32
  Benefits paid ....................................       (7,742)       (5,923)
                                                         --------      --------

  Obligations at end of the year ...................     $ 50,688      $ 48,866
                                                         ========      ========

Change in plan assets:
  Fair value of plan assets at beginning
   of the year .....................................     $ 11,842      $  6,400
  Actual return on plan assets .....................          460           (27)
  Employer contributions ...........................        1,840         5,328
  Release of benefit obligations ...................         --          (5,778)
  Benefits paid ....................................       (7,742)       (5,923)
                                                         --------      --------

  Fair value of plan assets at end of the year .....     $  6,400      $   --
                                                         ========      ========

Funded status at end of the year:
  Plan assets less than benefit obligations ........     $(44,288)     $(48,866)
  Unrecognized net actuarial losses (gains) ........       (2,522)        4,284
  Unrecognized prior service credit ................       (9,551)       (7,034)
                                                         --------      --------

                                                         $(56,361)     $(51,616)
                                                         ========      ========

Accrued OPEB costs recognized in the
 balance sheet:
  Current ..........................................     $ (6,215)     $ (6,142)
  Noncurrent .......................................      (50,146)      (45,474)
                                                         --------      --------

                                                         $(56,361)     $(51,616)
                                                         ========      ========



                                                     Years ended December 31,
                                                  2000       2001         2002
                                                  ----       ----         ----
                                                         (In thousands)

Net periodic OPEB cost (credit):
Service cost ...............................    $    84     $    94     $   103
Interest cost ..............................      3,828       3,572       3,030
Expected return on plan assets .............       (521)       (773)         (3)
Amortization of prior service credit .......     (2,516)     (2,516)     (2,516)
Recognized actuarial losses (gains) ........         24        (123)        (59)
                                                -------     -------     -------

                                                $   899     $   254     $   555
                                                =======     =======     =======



                                                         December 31,
             Rate                            2000         2001            2002
             ----                            ----         ----            ----

Discount                                     7.3%         7.0%       6.3% - 6.5%
Increase in future compensation levels       6.0%         6.0%              6.0%
Long-term return on assets                   7.7%         7.7%              6.0%

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

     Receivables from and payables to affiliates are summarized in the table below.


                                                              December 31,
                                                           2001           2002
                                                           ----           ----
                                                             (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .............       $  --         $ 3,481
  TIMET ............................................           677            84
  Other ............................................           167           382
                                                           -------       -------

                                                           $   844       $ 3,947
                                                           =======       =======

Noncurrent receivable from affiliate -
  loan to Contran family trust .....................       $20,000       $18,000
                                                           =======       =======

Current payables to affiliates:
  Valhi demand loan from Contran ...................       $24,574       $11,171
  Income taxes payable to Contran ..................         6,410          --
  Louisiana Pigment Company ........................         6,362         7,614
  Contran - trade items ............................           501         1,292
  TIMET ............................................           286            32
  Other ............................................            15            13
                                                           -------       -------

                                                           $38,148       $20,122

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

     In 2001, EMS, NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($18 million outstanding at December 31, 2002). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's beneficial ownership interest in the Company is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2002, $7 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     During 2000, 2001 and 2002, Valhi borrowed varying amounts from Contran pursuant to the terms of a demand note. Such unsecured borrowings bear interest at a rate of prime less .5%.

     Interest income on all loans to related parties was $.3 million in 2000, $.9 million in 2001 and $1.0 million in 2002. Interest expense on all loans from related parties was $1.3 million in 2000, $1.4 million in 2001 and $.9 million in 2002.

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

     The net ISA fees charged by Contran to the Company aggregated approximately $2.6 million in 2000, $8.5 million in 2001 and $9.6 million in 2002. Effective July 1, 2000, three individuals who had previously been compensated by Valhi commenced to be compensated by Contran, and effective January 1, 2001, approximately 50 additional individuals who had previously been compensated by Valhi also commenced to be compensated by Contran. The increase in the net ISA fees charged by Contran from 2000 to 2001, was due principally to these changes.

     NL has an ISA with TIMET whereby NL provides certain services to TIMET for approximately $300,000 in each of 2000, 2001 and 2002. TIMET has an ISA with Tremont whereby TIMET provides certain services to Tremont for $300,000 in 2000, $400,000 in each of 2001 and 2002. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in Valhi's consolidated financial statements.

     Certain of the Company's insurance coverages that were reinsured in 2000, 2001 and 2002 were arranged for and brokered by EWI Re, Inc. Parties related to Contran own all of the outstanding common stock of EWI. Through December 31, 2000, a son-in-law of Harold C. Simmons managed the operations of EWI. Subsequent to December 31, 2000, and pursuant to an agreement that, as amended, may be terminated with 90 days written notice by either party, such son-in-law provides advisory services to EWI as requested by EWI, for which such son-in-law is paid $11,875 per month and receives certain other benefits under EWI's benefit plans. Such son-in-law is also currently Chairman of the Board of EWI. The Company generally does not compensate EWI directly for insurance, but understands that, consistent with insurance industry practice, EWI receives a commission for its services from the insurance underwriters.

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

     Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.6 million in 2000, $1.5 million in each of 2001 and 2002. TIMET also paid BMI an electrical facilities usage fee of $1.3 million in each of 2000, 2001 and 2002. The $1.3 million annual fee continues through 2004, declines to $600,000 in 2005 and $500,000 annually for 2006 through 2009, and then terminates completely in January 2010.

     During 2001, Tremont paid BMI $600,000 pursuant to an agreement in which Tremont and other owners of BMI agreed to cover the costs of certain land improvements made by BMI to the land owned by Tremont and other BMI owners. The cost of the land improvement was divided among the companies based on each company's proportional share in the improved acreage.

     During 2000, Valhi purchased 90,000 shares of Tremont common stock from an officer of Tremont for $2.9 million and 1,700 shares of its common stock from an employee of Valhi for $19,000. During 2000 and 2002, NL purchased approximately 449,200 and 52,200, shares of its common stock, respectively, from certain of its officers and directors, in part in connection with the exercise of certain options to purchase NL common stock held by such officers and directors, at a net cost to NL (after considering the proceeds to NL from the exercise of such options) of approximately $7.7 million and $500,000, respectively. All of such shares of Tremont, Valhi and NL common stock purchased had been held by the respective owner for at least six months, and all of such purchases were valued at market prices on the respective date of purchase. See Notes 3 and 10.

     COAM Company is a partnership which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2002, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $1.2 million over the next two years and the Cancer Research Agreement, as amended, provides for funds of up to $9.3 million over the next eight years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of the past three years, and the Company does not currently expect it will make any capital contributions to COAM in 2003.

     Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, conducts certain research and development activities within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. Amalgamated Research has also granted to The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $764,000 in 2000, $828,000 in 2001 and $849,000 in 2002. The Amalgamated Sugar Company LLC also provides certain administrative services to Amalgamated Research. The cost of such services provided by the LLC, based upon estimates of the time devoted by employees of the LLC to the affairs of Amalgamated Research, and the compensation of such persons, is netted against the agreed-upon research and development services fee paid by the LLC to Amalgamated Research.

Note 19 - Commitments and contingencies:

     Lead pigment litigation. Since 1987, NL, other former manufacturers of lead pigments for use in paint and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and government expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states or large United States cities or their public housing authorities, school districts and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including negligent product design, failure to warn, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed.

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

     Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, potentially responsible party ("PRP"), or both, pursuant to CERCLA or similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. At December 31, 2002, NL had accrued $98 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $140 million. At December 31, 2002, NL had $61 million in cash, equivalents and marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 1 and 12.

     In July 2000, Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.9 million at December 31, 2002) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly no amounts have been accrued at December 31, 2002 for any such cost. The amount accrued at December 31, 2002 represents Tremont's best estimate of the costs to be incurred through 2005 with respect to the interim remediation measures.

     At December 31, 2002, TIMET had accrued approximately $4.3 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

     The Company has also accrued approximately $8 million at December 31, 2002 in respect of other environmental cleanup matters, including amounts related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

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

     Other litigation. NL has been named as a defendant in various lawsuits in a variety of jurisdictions alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly-owned operations. Approximately 350 of these cases involving a total of approximately 27,700 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,250 are represented by eight cases pending in Texas and Mississippi state courts. NL has not accrued any amounts for this litigation. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In December 1997, a complaint was filed in the United States District Court for the Northern District of Illinois against Amalgamated Research (Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al., No. 97 C 8746). The complaint, as amended, alleges certain technology used by The Amalgamated Sugar Company LLC in its manufacturing processes infringes a certain patent of Finnsugar and seeks, among other things, unspecified damages. The technology is owned by Amalgamated Research and licensed to, among others, the LLC. Both Amalgamated Research and the LLC are defendants in the action. Defendants answered the complaint denying infringement, and filed a counterclaim seeking to have Finnsugar's patent declared invalid and unenforceable. Discovery on the liability portion of both plaintiff's and defendants' claims has been completed. Plaintiff and defendants each filed summary judgment motions. In March 2001, the court granted certain of the defendants' summary judgment motions, and the court also ruled that Finnsugar's patent was invalid. Finnsugar moved the court to reconsider its decisions and in March 2002 the court denied that motion. In August 2002, the case was transferred to a different judge in the court, and shortly thereafter plaintiffs filed a renewed motion for reconsideration, which was again denied in October 2002. In October 2002, the court also denied plaintiffs motion to allow the appeal of the invalidation of the patent issue before the court rules on defendants' counterclaim for damages, the trial for which is currently expected to begin in July 2003. Amalgamated Research believes, and understands the LLC believes, that the complaint is without merit and that Amalgamated Research's technology does not violate Finnsugar's patent. Amalgamated Research intends, and understands that the LLC intends, to defend against this action vigorously.

     In September 2000, TIMET was named in an action filed by the U.S. Equal Employment Opportunity Commission in Federal district court in Las Vegas, Nevada (U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation, CV-S-00-1172DWH-RJJ). The complaint, as amended, alleges that several female employees at TIMET's Nevada plant were the subject of sexual harassment and retaliation. TIMET is vigorously defending this action. In August 2002, TIMET filed a motion for summary judgment as to all claims of one employee who had intervened as a separate party, and as to all other claims involved in the EEOC's complaint. In December 2002, TIMET's motion was granted in part as to the individual employee's state law claims, but TIMET's motion as to the Federal law claims of the individual employee and those involved in the EEOC's complaint were denied. TIMET has filed a motion to stay and compel arbitration of one employee's claims, which the court denied, and TIMET then appealed. TIMET subsequently filed a motion to stay all proceedings until its appeal is concluded, on which the court has not yet ruled. TIMET continues to vigorously defend this action. No trial date has been set.

     In June 2001, Gutierrez-Palmenberg, Inc. ("GPI") filed a complaint in the U.S. District Court, District of Arizona, against Waste Control Specialists LLC (Gutierrez - Palmenberg, Inc. vs. Waste Control Specialists, LLC, No. CIV 01 0981 PHX JAT). This suit arises out of four waste removal contracts between GPI and Waste Control Specialists LLC. During 1998-2000, Waste Control Specialists and GPI managed the removal of radioactive and hazardous waste from certain steel mills throughout the country. GPI asserts it is owed in excess of $380,000 for work done in connection with those contracts. Waste Control Specialists has counterclaimed for $55,000 it believes is owed on one contract. Trial has been scheduled to begin in March 2003. Waste Control Specialists intends to defend against the action vigorously.

     In late July 2002, shortly after the announcement of Valhi's proposal to merge with Tremont, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., Andrew Neyman v. J. Landis Martin, et al., Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). The complaints, purported class actions, generally allege, among other things, that the terms of the proposed merger of Valhi and Tremont are unfair and that defendants have violated their fiduciary duties. The complaints seek, among other things, an order enjoining consummation of the proposed merger and the award of unspecified damages, including attorneys' fees and other costs. At the request of the parties, the court ordered that these actions be consolidated under the caption In re Tremont Corporation Shareholders Litigation and directed the filing of a consolidated complaint. Valhi and Tremont believe, and understand that each of the other defendants believes, that the complaints are without merit, and Valhi and Tremont intend, and understand that each of the other defendants intends, to defend against the actions vigorously.

     In August and September 2000, NL and one of its subsidiaries, NLO, Inc. were named as defendants in four lawsuits filed in federal court in the Western District of Kentucky against the U.S. Department of Energy ("DOE") and a number of other defendants alleging that nuclear materials supplied by, among others, the Feed Materials Production Center ("FMPC") in Fernald, Ohio, owned by the DOE and formerly managed under contract by NLO, harmed employees and others at the DOE's Paducah, Kentucky Gaseous Diffusion Plant ("PGDP"). With respect to each the cases, NL believes that the DOE is obligated to provide defense and indemnification pursuant to its contract with NLO, and pursuant to its statutory obligation to do so, as the DOE has in several previous cases relating to management of the FMPC, and NL has so advised the DOE. Three of the cases have been settled and dismissed with prejudice, with the DOE paying the settlement amount. In the fourth case, Dew, et al. v. Bill Richardson, et al., described below, the parties have agreed in principle to settle the case, subject to court approval. The DOE has indicated that it will reimburse the settlement amount. In Dew, et al. v. Bill Richardson, et al. (No. 5:00CV-221-M), plaintiffs purport to represent classes of all PGDP employees who sustained pituitary tumors or cancer as a result of exposure to radiation and seek actual and punitive damages of $2 billion each for alleged violation of constitutional rights, assault and battery, fraud and misrepresentation, infliction of emotional distress, negligence, ultra-hazardous activity/strict liability, strict products liability, conspiracy, concert of action, joint venture and enterprise liability, and equitable estoppel.

     In November 2002, a former employee of Waste Control Specialists filed a complaint in U.S. District Court, Eastern District of Tennessee, against Waste Control Specialists (Sandy Lewis vs. Waste Control Specialists, LLC No. 3:02-CV-665) alleging violations, among others, of the Equal Pay Act, Title VII of the Civil Rights Act and Fair Labor Standards Act in her classification and termination of employment at Waste Control Specialists former Oak Ridge, Tennessee office. Waste Control Specialists intends to defend against the action vigorously.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of NL's sales during the past three years. TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers and the ten largest customers accounted for about one-fourth of chemicals sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 38% attributable to North America.

     Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2002, the ten largest customers accounted for approximately 30% of component products sales (2001 - 36%; 2000 - 35%).

     The majority of TIMET's sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about one-third of its sales in each of 2000, 2001 and 2002.

     At December 31, 2002, consolidated cash, cash equivalents and restricted cash includes $80 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2001 - $121 million), of which $24 million are held in trust for the Company by a single U.S. bank (2001 - $62 million).

     Capital expenditures. At December 31, 2002 the estimated cost to complete capital projects in process approximated $7.4 million, of which $6.0 million relates to NL's TiO2 facilities and the remainder relates to CompX.

     Royalties. Royalty expense, which relates principally to the volume of certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement, approximated $1.1 million in 2000, $675,000 in 2001 and $700,000 in 2002.

     Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2006. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $156 million.

     TIMET has a long-term supply agreement with Boeing pursuant to which Boeing advanced TIMET $28.5 million for each of 2002 and 2003, and Boeing is required to advance TIMET $28.5 million annually from 2004 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing pays TIMET as such stock is produced.

     In addition to its agreement with Boeing, TIMET has long-term supply agreements with certain other major aerospace customers, including, but not limited to, Rolls-Royce plc, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements initially became effective in 1998 and 1999 and expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices generally for at least the first five years of the contract term. Generally, the agreements require TIMET's service and product performance to meet specified criteria, and also contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the agreements may be terminated early. Additionally, under a group of related agreements (which group represents approximately 12% of TIMET's 2002 sales revenue), which currently have fixed prices that convert to formula-derived prices in 2004, the customer may terminate the agreement as of the end of 2003 if the effect of the initiation of formula-derived pricing would cause such customer "material harm." If any of such agreements were to be terminated by the customer on this basis, it is possible that some portion of the business represented by that agreement would continue on a non-agreement basis. However, the termination of one or more of such agreements by the customer in such circumstances could result in a material and adverse effect on TIMET's business, results of operations, consolidated financial condition or liquidity.

     TIMET also has a long-term agreement with VALTIMET, a manufacturer of welded stainless steel and titanium tubing principally for industrial markets. TIMET owns 44% of VALTIMET at December 31, 2002. The agreement was entered into in 1997 and expires in 2007. Under the agreement, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET. Selling prices are formula determined, subject to certain conditions. Certain provisions of this contract have been renegotiated in the past and may be renegotiated in the future to meet changing business conditions.

     In September 2002, TIMET entered into a long-term agreement, effective from January 1, 2002 through December 31, 2007, for the purchase of titanium sponge produced in Kazakhstan. This agreement replaced and superceded a previous agreement entered into in by TIMET in 1997. The new agreement requires annual minimum purchases by TIMET of approximately $10 million. TIMET has no other long-term sponge supply agreements.

     Waste Control Specialists has agreed to pay two separate consultants fees for performing certain services based on specified percentages of certain of Waste Control Specialists' revenues. One such agreement currently provides for a security interest in Waste Control Specialists' facility in West Texas to collateralize Waste Control Specialists' obligation under that agreement, which is limited to $18.4 million. A third similar agreement, under which Waste Control Specialists was obligated to pay up to $10 million to another independent consultant, was terminated during 2000. Expense related to all of these agreements was not significant during the past three years.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex, and Kronos is the only unrelated party so situated. Rent for the Leverkusen facility is periodically established by agreement with the lessor for period of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict NL's ability to transfer ownership or use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to the Company's consolidated business segments approximated $11 million in 2000 and $12 million in each of 2001 and 2002. At December 31, 2002, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                            Amount
                                                 (In thousands)

  2003                                              $ 5,982
  2004                                                5,076
  2005                                                3,873
  2006                                                2,857
  2007                                                2,343
  2008 and thereafter                                22,458
                                                    -------

                                                    $42,589

     Approximately $16.5 million of the $42.6 million aggregate future minimum rental commitments at December 31, 2002 relates to NL's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2002.

     Third-party indemnification. Amalgamated Research licenses certain of its technology to third parties. With respect to such technology licensed to two customers, Amalgamated Research has indemnified such customers for up to an aggregate of $1.75 million against any damages they might incur resulting from any claims for infringement of the Finnsugar patent discussed above. During 2000, Finnsugar filed a complaint against one of such customers in the U.S. District Court for the Eastern District of Michigan alleging that the technology licensed to such customer by Amalgamated Research infringes certain of Finnsugar's patents (Finnsugar Bioproducts, Inc. v. The Monitor Sugar Company, Civil No. 00-10381). Amalgamated Research is not a party to this litigation. Amalgamated Research denies such infringement, however Amalgamated Research is providing defense costs to such customer under the terms of their indemnification agreement up to the specified limit of $750,000. Other than providing defense costs pursuant to the terms of the indemnification agreements, Amalgamated Research does not believe it will incur any losses as a result of providing such indemnification.

     Other. TIMET is the primary obligor on two workers' compensation bonds issued on behalf of a former subsidiary. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. Each of the bonds has a maximum obligation of $1.5 million. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During the third quarter of 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, TIMET anticipates claims will be incurred up to the maximum amount payable under the bond, and in 2002 TIMET accrued $1.5 million to cover such claims. At this time, TIMET understands that no claims have been paid under the second bond, and no such payments are currently anticipated. Accordingly, no accrual has been recorded for potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future.

Note 20 - Accounting principles newly adopted in 2002:

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

     In determining the estimated fair value of the NL reporting unit, the Company will consider quoted market prices for NL's common stock, as adjusted for an appropriate control premium. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the two CompX reporting units.

     The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. In accordance with the requirements of SFAS No. 142, the Company will review the goodwill of its three reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2002.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2000 and 2001 if the goodwill amortization included in the Company's reported consolidated net income had not been recognized.

                                                        Years ended December 31,
                                                        2000      2001       2002
                                                        ----      ----       ----
                                                              (In millions,
                                                          except per share data)

Net income as reported ............................   $  76.6   $  93.2    $   1.2
Adjustments:
  Goodwill amortization ...........................      15.9      16.9       --
  Equity method goodwill amortization .............      --        --         --
  Incremental income taxes ........................      (1.6)      (.1)      --
  Minority interest in goodwill amortization ......      (1.0)     (1.1)      --
                                                      -------   -------    -------

   Adjusted net income ............................   $  89.9   $ 108.9    $   1.2
                                                      =======   =======    =======

Basic net income per share as reported ............   $   .67   $   .81    $   .01
Adjustments:
  Goodwill amortization ...........................       .13       .15       --
  Equity method goodwill amortization .............      --        --         --
  Incremental income taxes ........................      (.01)     --         --
  Minority interest in goodwill amortization ......      (.01)     (.01)      --
                                                      -------   -------    -------

   Adjustment basic net income per share ..........   $   .78   $   .95    $   .01
                                                      =======   =======    =======

Diluted net income per share as reported ..........   $   .66   $   .80    $   .01
Adjustments:
  Goodwill amortization ...........................       .13       .15       --
  Equity method goodwill amortization .............      --        --         --
  Incremental income taxes ........................      (.01)     --         --
  Minority interest in goodwill amortization ......      (.01)     (.01)      --
                                                      -------   -------    -------

   Adjusted diluted net income per share ..........   $   .77   $   .94    $   .01
                                                      =======   =======    =======


     Debt extinguishment gains and losses. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria is to be retroactively reclassified and reported as a component of income before extraordinary item. The Company has concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt have been retroactively reclassified and are now reported as a component of income before extraordinary item.

     Guarantees. The Company has complied with the disclosure requirements of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. As required by the transition provisions of FIN No. 45, beginning in 2003 the Company will adopt the recognition and initial measurement provisions of this FIN on a prospective basis for any guarantees issued or modified after December 31, 2002.

Note 21 - Accounting principles not yet adopted:

     Asset retirement obligations. The Company will adopt SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company will recognize (i) an asset retirement cost capitalized as an increase to the carrying value of its property, plant and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 are measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost is measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, is recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 is recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 is expected to be a net gain of approximately $500,000 as summarized in the table below:


                                                                           Amount
                                                                        (in millions)

Increase in carrying value of net property, plant and equipment:
  Cost .........................................................           $ .8
  Accumulated depreciation .....................................            (.2)
Investment in TIMET ............................................            (.1)
Decrease in carrying value of
 previously-accrued closure and
 post-closure activities .......................................            1.5
Asset retirement obligation recognized .........................           (1.2)
Deferred income taxes ..........................................            (.3)
                                                                           ----

  Net impact ...................................................           $ .5
                                                                           ====

     Costs associated with exit or disposal activities. The Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under existing GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred.

Note 22 -      Quarterly results of operations (unaudited):

                                                    Quarter ended
                                              ---------------------------
                                        March 31    June 30   Sept. 30   Dec. 31
                                        --------    -------   --------   -------
                                           (In millions, except per share data)

Year ended December 31, 2001
  Net sales ..........................   $ 288.8    $ 276.3   $ 262.5    $ 231.9
  Operating income ...................      49.2       39.7      31.5       21.8

      Net income .....................   $  31.6    $  47.6   $  10.3    $   3.7

  Basic earnings per common share ....   $   .27    $   .41   $   .09    $   .03

Year ended December 31, 2002
  Net sales ..........................   $ 253.7    $ 279.1   $ 284.1    $ 262.8
  Operating income ...................      19.4       21.8      25.3       15.4

      Net income (loss) ..............   $  (3.7)   $   6.4   $  (7.1)   $   5.6

  Basic earnings (loss) per
   common share ......................   $  (.03)   $   .05   $  (.06)   $   .05



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

     During the fourth quarter of 2002, the Company recognized a $2.7 million income tax benefit related to the reduction in the Belgian income tax rate. See
Note 16.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 14, 2003, appearing on page F-2 of the 2002 Annual Report on Form 10-K of Valhi, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                               PricewaterhouseCoopers LLP


Dallas, Texas
March 14, 2003

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2001 and 2002

                                 (In thousands)

                                                           2001            2002
                                                           ----            ----

Current assets:
  Cash and cash equivalents ........................    $    3,520    $    5,115
  Restricted cash equivalents ......................          --             400
  Marketable securities ............................        14,882            47
  Accounts and notes receivable ....................         5,862         4,593
  Receivables from subsidiaries and affiliates:
    Loan ...........................................           755          --
    Income taxes, net ..............................          --           3,978
    Other ..........................................           136         1,062
  Deferred income taxes ............................          --             260
  Other ............................................           255           359
                                                        ----------    ----------

      Total current assets .........................        25,410        15,814
                                                        ----------    ----------

Other assets:
  Marketable securities ............................       170,212       170,173
  Restricted cash equivalents ......................          --             502
  Investment in and advances to subsidiaries .......       748,697       664,501
  Loans and notes receivable .......................       104,933       110,228
  Other assets .....................................           905         1,303
  Property and equipment, net ......................         2,691         2,448
                                                        ----------    ----------

      Total other assets ...........................     1,027,438       949,155
                                                        ----------    ----------

                                                        $1,052,848    $  964,969
                                                        ==========    ==========

Current liabilities:
  Current maturities of long-term debt .............    $   63,352    $     --
  Payables to subsidiaries and affiliates:
    Demand loan from Contran Corporation ...........        24,574        11,171
    Income taxes, net ..............................         8,891          --
    Other ..........................................           100           386
  Accounts payable and accrued liabilities .........         2,888         2,152
  Income taxes .....................................         1,301         1,301
  Deferred income taxes ............................           617          --
                                                        ----------    ----------

      Total current liabilities ....................       101,723        15,010
                                                        ----------    ----------

Noncurrent liabilities:
  Long-term debt ...................................       250,000       250,000
  Deferred income taxes ............................        68,371        74,126
  Other ............................................        10,426        11,077
                                                        ----------    ----------

      Total noncurrent liabilities .................       328,797       335,203
                                                        ----------    ----------

Stockholders' equity ...............................       622,328       614,756
                                                        ----------    ----------

                                                        $1,052,848    $  964,969
                                                        ==========    ==========

                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)


                                                  2000        2001        2002
                                                  ----        ----        ----

Revenues and other income:
  Interest and dividend income ..............   $ 33,108    $ 30,601   $ 30,424
  Securities transaction gains (losses), net      (2,490)     48,142      6,413
  Other, net ................................      4,356       2,997      3,184
                                                --------    --------   --------

                                                  34,974      81,740     40,021
                                                --------    --------   --------

Costs and expenses:
  General and administrative ................     11,118       9,862     10,283
  Interest ..................................     34,646      31,295     28,216
                                                --------    --------   --------

                                                  45,764      41,157     38,499
                                                --------    --------   --------

                                                 (10,790)     40,583      1,522

Equity in earnings of subsidiaries ..........     86,382      70,190     (4,717)
                                                --------    --------   --------

  Income (loss) before income taxes .........     75,592     110,773     (3,195)

Provision for income taxes (benefit) ........     (1,022)     17,575     (4,432)
                                                --------    --------   --------

  Net income ................................   $ 76,614    $ 93,198   $  1,237
                                                ========    ========   ========

                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)

                                               2000         2001           2002
                                               ----         ----           ----

Cash flows from operating activities:
  Net income ............................   $  76,614    $  93,198    $   1,237
  Securities transactions, net ..........       2,490      (48,142)      (6,413)
  Proceeds from disposal of marketable
   securities (trading) .................        --           --         18,136
  Noncash interest expense ..............       8,802        5,089        2,143
  Deferred income taxes .................      (2,965)       8,546        5,981
  Equity in earnings of subsidiaries ....     (86,382)     (70,190)       4,717
  Dividends from subsidiaries ...........      20,792       55,696      105,786
  Other, net ............................         844          327          591
                                            ---------    ---------    ---------
                                               20,195       44,524      132,178
  Net change in assets and liabilities ..       9,483       (2,528)     (18,908)
                                            ---------    ---------    ---------

      Net cash provided by operating
       activities .......................      29,678       41,996      113,270
                                            ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of:
    Tremont common stock ................     (19,311)        (198)        --
    Subsidiary debt from lender .........        --         (5,273)        --
  Investment in Waste Control Specialists     (20,000)        --           --
  Proceeds from disposal of marketable
   securities (available-for-sale) ......        --         16,802         --
  Loans to subsidiaries and affiliates:
    Loans ...............................     (34,232)     (11,505)      (7,303)
    Collections .........................      48,307        2,746          184
  Change in restricted cash
   equivalents, net .....................        --           --           (902)
  Other, net ............................        (221)        (176)         (83)
                                            ---------    ---------    ---------

      Net cash provided (used) by
       investing activities .............     (25,457)       2,396       (8,104)
                                            ---------    ---------    ---------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2000, 2001 and 2002

                                 (In thousands)


                                                 2000         2001          2002
                                                 ----         ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ............................   $  56,880    $  35,000    $  27,300
    Principal payments ....................     (44,000)     (67,662)     (92,572)
  Loans from affiliates:
    Loans .................................      15,768       81,905       13,718
    Repayments ............................      (8,982)     (66,310)     (26,825)
  Dividends ...............................     (24,328)     (27,820)     (27,872)
  Common stock reacquired .................         (19)        --           --
  Other, net ..............................         899          632        2,680
                                              ---------    ---------    ---------

      Net cash used by financing activities      (3,782)     (44,255)    (103,571)
                                              ---------    ---------    ---------

Cash and cash equivalents:
  Net increase ............................         439          137        1,595
  Balance at beginning of year ............       2,944        3,383        3,520
                                              ---------    ---------    ---------

  Balance at end of year ..................   $   3,383    $   3,520    $   5,115
                                              =========    =========    =========


Supplemental disclosures - cash paid for:
  Interest ................................   $  25,326    $  26,785    $  26,153
  Income taxes (received), net ............     (12,612)       2,320        2,456

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

     The accompanying financial statement of Valhi, Inc. reflect Valhi's investment in NL Industries, Inc., Tremont Group, Inc., Tremont Corporation, Valcor, Inc. and Waste Control Specialists LLC on the equity method. The
Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.

Note 2 -       Marketable securities:

                                                              December 31,
                                                           2001            2002
                                                           ----            ----
                                                              (In thousands)

Current assets - Halliburton Company common stock:
  Trading ........................................       $  6,744       $     47
  Available-for-sale .............................          8,138           --
                                                         --------       --------

                                                         $ 14,882       $     47
                                                         ========       ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..............       $170,000       $170,000
  Other securities ...............................            212            173
                                                         --------       --------

                                                         $170,212       $170,173


Note 3 -       Investment in and advances to subsidiaries:

                                                               December 31,
                                                           2001           2002
                                                           ----           ----
                                                              (In thousands)

Investment in:
  NL Industries (NYSE: NL) ...........................    $499,529    $ 436,311
  Tremont Group, Inc./Tremont Corporation ............     162,502      147,386
  Valcor and subsidiaries ............................      64,984       59,454
  Waste Control Specialists LLC ......................       6,364       (1,842)
                                                          --------    ---------
                                                           733,379      641,309

Noncurrent loan to Waste Control Specialists LLC .....      15,318       23,192
                                                          --------    ---------

                                                          $748,697    $ 664,501

Current loan to Waste Control Specialists LLC ........    $    755    $    --
                                                          ========    =========

     Tremont Group. is a holding company which owns 80% of Tremont Corporation at December 31, 2001 and 2002. Prior to December 31, 2000, Valhi owned 64% of Tremont Corporation and NL owned an additional 16% of Tremont. Effective with the close of business on December 31, 2000, Valhi and NL each contributed their Tremont shares to Tremont Group in return for an 80% and 20% ownership interest, respectively, in Tremont Group. Tremont Corporation is a holding company whose principal assets at December 31, 2002 are a 39% interest in Titanium Metals Corporation (NYSE: TIE) and a 21% interest in NL. In February 2003, Valhi completed a series of merger transactions pursuant to which, among other things, both Tremont Group and Tremont became wholly-owned subsidiaries of Valhi and Tremont Group and Tremont subsequently merged.

     Valcor's principal asset is a 66% interest in CompX International, Inc. at December 31, 2002 (NYSE: CIX). Valhi owns an additional 3% of CompX directly, and Valhi's direct investment in CompX is considered part of its investment in Valcor.

                                                   Years ended December 31,
                                              2000          2001          2002
                                              ----          ----          ----
                                                         (In thousands)

Equity in earnings of subsidiaries

NL Industries ...........................    $ 78,738     $ 57,183     $ 15,198
Tremont Group/Tremont Corporation .......       4,359        3,961      (11,965)
Valcor ..................................      12,927        4,214          256
Waste Control Specialists LLC ...........      (9,642)       4,832       (8,206)
                                             --------     --------     --------

                                             $ 86,382     $ 70,190     $ (4,717)
                                             ========     ========     ========
Dividends from subsidiaries

Declared:
  NL Industries ...........................    $ 19,589     $ 24,108    $ 99,447
  Tremont Group/Tremont Corporation .......       1,054        1,152       1,152
  Valcor ..................................       5,187        6,437       5,187
  Waste Control Specialists LLC ...........        --         17,637        --
                                               --------     --------    --------

                                                 25,830       49,334     105,786

Net change in dividends receivable ........      (5,038)       6,362        --
                                               --------     --------    --------

    Cash dividends received ...............    $ 20,792     $ 55,696    $105,786
                                               ========     ========    ========

Note 4 -       Loans and notes receivable:

                                                            December 31,
                                                      2001                2002
                                                      ----                ----
                                                           (In thousands)

Snake River Sugar Company:
  Principal ..........................             $ 80,000             $ 80,000
  Interest ...........................               22,718               27,910
Other ................................                2,215                2,318
                                                   --------             --------

                                                   $104,933             $110,228


Note 5 - Long-term debt:

                                                              December 31,
                                                        2001              2002
                                                        ----              ----
                                                             (In thousands)

Snake River Sugar Company ..................          $250,000          $250,000
LYONs ......................................            25,472              --
Bank credit facility .......................            35,000              --
Other ......................................             2,880              --
                                                      --------          --------
                                                       313,352           250,000

Less current maturities ....................            63,352              --
                                                      --------          --------

                                                      $250,000          $250,000


     Valhi's $250 million in loans from Snake River bear interest at a weighted average fixed interest rate of 9.4%, are collateralized by the Company's interest in The Amalgamated Sugar Company LLC and are due in January 2027. Currently, these loans are nonrecourse to Valhi. Up to $37.5 million of such loans will become recourse to Valhi to the extent that the balance of Valhi's loan to Snake River (including accrued interest) becomes less than $37.5 million. See Note 4. Under certain conditions, Snake River has the ability to accelerate the maturity of these loans.

     At December 31, 2002, Valhi has a $70 million revolving bank credit facility which matures in October 2003, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL common stock pledged as collateral. Based on NL's December 31, 2002 quoted market price of $17.00 per share, the 30 million shares of NL common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. Valhi would become limited to borrowing less than the full $70 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, only if NL's stock price were to fall below approximately $7.00 per share. At December 31, 2002, no amounts were borrowed under this facility, letter of credit aggregating $1.1 million had been issued and $68.9 million was available for borrowing.

Note 6 -       Income taxes:

                                                  Years ended December 31,
                                                 2000        2001        2002
                                                 ----        ----        ----
                                                         (In thousands)

Income tax provision (benefit)
 attributable to continuing operations:
  Currently payable (refundable) ...........   $  1,943    $  9,029    $(10,413)
  Deferred income taxes (benefit) ..........     (2,965)      8,546       5,981
                                               --------    --------    --------

                                               $ (1,022)   $ 17,575    $ (4,432)
                                               ========    ========    ========

Cash paid (received) for income taxes, net:
  Paid to (received from) subsidiaries, net    $ (1,019)   $   (439)   $  2,455
  Paid to (received from) Contran ..........    (11,600)      2,607        --
  Paid to tax authorities, net .............          7         152           1
                                               --------    --------    --------

                                               $(12,612)   $  2,320    $  2,456
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

                                                                Deferred tax
                                                              asset (liability)
                                                                December 31,
                                                             2001         2002
                                                             ----         ----
                                                              (In thousands)

Components of the net deferred tax asset (liability) -
  tax effect of temporary
 differences related to:
    Marketable securities ..............................   $(56,836)   $(65,082)
    Investment in Waste Control Specialists ............      1,760       2,014
    Reduction of deferred income tax assets of
     subsidiaries that are members of the Contran Tax
     Group - separate company U.S. net operating loss
     carryforwards and other tax attributes that do not
     exist at the Valhi level ..........................     (9,748)     (7,646)
    Accrued liabilities and other deductible differences      4,729       5,187
    Other taxable differences ..........................     (8,893)     (8,339)
                                                           --------    --------

                                                           $(68,988)   $(73,866)
                                                           ========    ========

Current deferred tax asset (liability) .................   $   (617)   $    260
Noncurrent deferred tax liability ......................    (68,371)    (74,126)
                                                           --------    --------

                                                           $(68,988)   $(73,866)
                                                           ========    ========

                          VALHI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                              Additions
                                   Balance at charged to                                Balance
                                   beginning  costs and     Net      Currency           at end
           Description              of year   expenses   deductions translation Other   of year
---------------------------------   -------   --------    --------   --------   -----   -------

Year ended December 31, 2000:
  Allowance for doubtful accounts   $ 6,213   $    645    $  (787)   $  (163)   $--     $ 5,908
                                    =======   ========    =======    =======    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $44,994   $ 15,952    $  --      $   (55)   $--     $60,891
    Other .......................    11,086        474     (8,245)    (2,530)    --         785
                                    -------   --------    -------    -------    -----   -------

                                    $56,080   $ 16,426    $(8,245)   $(2,585)   $--     $61,676
                                    =======   ========    =======    =======    =====   =======

Year ended December 31, 2001:
  Allowance for doubtful accounts   $ 5,908   $  1,588    $(1,080)   $   (90)   $--     $ 6,326
                                    =======   ========    =======    =======    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $60,891   $ 16,963    $  --      $   (75)   $--     $77,779
    Other .......................       785        229       --           (4)    --       1,010
                                    -------   --------    -------    -------    -----   -------

                                    $61,676   $ 17,192    $  --      $   (79)   $--     $78,789
                                    =======   ========    =======    =======    =====   =======

Year ended December 31, 2002:
  Allowance for doubtful accounts   $ 6,326   $    692    $(1,014)   $   352    $--     $ 6,356
                                    =======   ========    =======    =======    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $77,779   $   --      $  --      $   332    $--     $78,111
    Other .......................     1,010        612       --           (1)    --       1,621
                                    -------   --------    -------    -------    -----   -------

                                    $78,789   $    612    $  --      $   331    $--     $79,732
                                    =======   ========    =======    =======    =====   =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.