Form 10-Q
period 2003-03-31
VALHI INC /DE/
filed 2003-05-13
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2003           Commission file number 1-5467
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



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---   ---


Number of shares of the Registrant's common stock outstanding on April 30, 2003:
119,440,078.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2002 and March 31, 2003                   3

                 Consolidated Statements of Operations -
                  Three months ended March 31, 2002 and 2003             5

                 Consolidated Statements of Comprehensive Income (Loss) -
                  Three months ended March 31, 2002 and 2003             7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2003                      8

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002 and 2003             9

                 Notes to Consolidated Financial Statements              11

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   23

  Item 4.        Controls and Procedures                                 43

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                      44

  Item 6.        Exhibits and Reports on Form 8-K.                       45

                                            VALHI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


              ASSETS                                 December 31,      March 31,
                                                         2002            2003
                                                     ------------      ---------

Current assets:
  Cash and cash equivalents ....................      $   94,679      $   67,299
  Restricted cash equivalents ..................          52,489          47,507
  Marketable securities ........................           9,717           9,715
  Accounts and other receivables ...............         170,623         202,421
  Refundable income taxes ......................           3,161           2,002
  Receivable from affiliates ...................           3,947           4,461
  Inventories ..................................         239,533         224,937
  Prepaid expenses .............................          15,867          12,707
  Deferred income taxes ........................          14,114          13,958
                                                      ----------      ----------

      Total current assets .....................         604,130         585,007
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         179,582         179,852
  Investment in affiliates .....................         155,549         154,768
  Receivable from affiliate ....................          18,000          18,000
  Loans and other receivables ..................         111,255         112,535
  Mining properties ............................          16,545          15,741
  Prepaid pension costs ........................          17,572          17,424
  Unrecognized net pension obligations .........           5,561           5,561
  Goodwill .....................................         364,994         369,889
  Other intangible assets ......................           4,413           4,290
  Deferred income taxes ........................           1,934             841
  Other ........................................          31,120          26,004
                                                      ----------      ----------

      Total other assets .......................         906,525         904,905
                                                      ----------      ----------

Property and equipment:
  Land .........................................          31,725          33,062
  Buildings ....................................         180,311         191,305
  Equipment ....................................         677,268         695,756
  Construction in progress .....................          12,605          13,778
                                                      ----------      ----------
                                                         901,909         933,901
  Less accumulated depreciation ................         337,783         358,729
                                                      ----------      ----------

      Net property and equipment ...............         564,126         575,172
                                                      ----------      ----------

                                                      $2,074,781      $2,065,084
                                                      ==========      ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,      March 31,
                                                       2002             2003
                                                   ------------      ---------

Current liabilities:
  Current maturities of long-term debt .......     $     4,127      $     1,469
  Accounts payable ...........................         108,970           71,797
  Accrued liabilities ........................         149,466          150,481
  Payable to affiliates ......................          20,122           12,986
  Income taxes ...............................           8,344            6,937
  Deferred income taxes ......................           3,627            1,594
                                                   -----------      -----------

      Total current liabilities ..............         294,656          245,264
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         605,740          631,124
  Accrued pension costs ......................          54,930           54,264
  Accrued OPEB costs .........................          45,474           40,271
  Accrued environmental costs ................          50,660           56,593
  Deferred income taxes ......................         255,735          252,095
  Other ......................................          31,984           29,869
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,044,523        1,064,216
                                                   -----------      -----------

Minority interest ............................         120,846           96,104
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,262            1,341
  Additional paid-in capital .................          47,657          117,824
  Retained earnings ..........................         629,773          624,506
  Accumulated other comprehensive income:
    Marketable securities ....................          84,264           85,450
    Currency translation .....................         (35,590)         (29,887)
    Pension liabilities ......................         (36,961)         (37,220)
  Treasury stock .............................         (75,649)        (102,514)
                                                   -----------      -----------

      Total stockholders' equity .............         614,756          659,500
                                                   -----------      -----------

                                                   $ 2,074,781      $ 2,065,084
                                                   ===========      ===========



Commitments and contingencies (Note 1)

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2002 and 2003

                      (In thousands, except per share data)



                                                            2002         2003
                                                            ----         ----

Revenues and other income:
  Net sales ..........................................   $ 253,747    $ 305,386
  Other, net .........................................      14,940        8,602
                                                         ---------    ---------

                                                           268,687      313,988
                                                         ---------    ---------
Costs and expenses:
  Cost of sales ......................................     201,395      236,099
  Selling, general and administrative ................      47,049       56,345
  Interest ...........................................      14,433       14,419
                                                         ---------    ---------

                                                           262,877      306,863
                                                         ---------    ---------

                                                             5,810        7,125
Equity in earnings of:
  Titanium Metals Corporation ("TIMET") ..............     (11,840)      (2,774)
  Other ..............................................         326          684
                                                         ---------    ---------

    Income (loss) before income taxes ................      (5,704)       5,035

Provision for income taxes (benefit) .................      (1,197)       2,009

Minority interest in after-tax earnings (losses) .....        (796)       1,430
                                                         ---------    ---------

    Income (loss) before cumulative effect of
     change in accounting principle ..................      (3,711)       1,596

Cumulative effect of change in accounting principle ..        --            586
                                                         ---------    ---------

    Net income (loss) ................................   $  (3,711)   $   2,182
                                                         =========    =========

Pro forma income (loss) before cumulative
 effect of change in accounting principle* ...........   $  (3,722)   $   1,596
                                                         =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2002 and 2003

                      (In thousands, except per share data)



                                                           2002           2003
                                                           ----           ----

Basic and diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle ..................   $      (.03)   $       .01

  Cumulative effect of change in accounting
   principle .......................................          --              .01
                                                       -----------    -----------

    Net income (loss) ..............................   $      (.03)   $       .02
                                                       ===========    ===========

  Pro forma income (loss) before cumulative
   effect of change in accounting principle* .......   $      (.03)   $       .01
                                                       ===========    ===========

Cash dividends per share ...........................   $       .06    $       .06
                                                       ===========    ===========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................       115,243        118,284
  Dilutive impact of outstanding stock options .....          --              140
                                                       -----------    -----------

  Diluted earnings per share .......................       115,243        118,424
                                                       ===========    ===========






















* Assumes Statement of Financial Accounting Standards No. 143 had been adopted as of January 1, 2002. See Note 13.

                          VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)



                                                             2002         2003
                                                             ----         ----

Net income (loss) ....................................     $(3,711)     $ 2,182
                                                           -------      -------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment ...................       1,680        1,186

  Currency translation adjustment ....................      (2,615)       5,703

  Pension liabilities adjustment .....................      (2,213)        (259)
                                                           -------      -------

    Total other comprehensive income (loss), net .....      (3,148)       6,630
                                                           -------      -------

      Comprehensive income (loss) ....................     $(6,859)     $ 8,812
                                                           =======      =======

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2003

                                 (In thousands)


                                                            Accumulated other comprehensive income
                                       Additional             -----------------------------------                 Total
                               Common    paid-in    Retained  Marketable  Currency     Pension     Treasury   stockholders'
                               stock     capital    earnings  securities translation liabilities     stock       equity
                               -----   ----------   --------  ---------- ----------- -----------   --------   ------------

Balance at December 31, 2002   $1,262   $ 47,657   $ 629,773    $84,264   $(35,590)   $(36,961)   $ (75,649)   $ 614,756

Net income .................     --         --         2,182       --         --          --           --          2,182

Dividends ..................     --         --        (7,449)      --         --          --           --         (7,449)

Other comprehensive income
 (loss), net ...............     --         --          --        1,186      5,703        (259)        --          6,630

Merger transactions - Valhi
 shares issued to acquire
 Tremont shares attributable
 to:
  Tremont minority interest        49     50,925        --         --         --          --           --         50,974
  NL's holdings of Tremont .       30     19,219        --         --         --          --        (19,249)        --

Adjust treasury stock for
 Valhi shares held by NL ...     --         --          --         --         --          --         (7,616)      (7,616)

Other, net .................     --           23        --         --         --          --           --             23
                               ------   --------   ---------    -------   --------    --------    ---------    ---------

Balance at March 31, 2003 ..   $1,341   $117,824   $ 624,506    $85,450   $(29,887)   $(37,220)   $(102,514)   $ 659,500
                               ======   ========   =========    =======   ========    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)



                                                                 2002        2003
                                                                 ----        ----


Cash flows from operating activities:
  Net income (loss) .......................................   $ (3,711)   $  2,182
  Depreciation, depletion and amortization ................     14,856      17,411
  Securities transaction gains, net .......................     (1,915)       (319)
  Proceeds from disposal of marketable securities (trading)      8,659          50
  Noncash interest expense ................................        704         584
  Deferred income taxes ...................................       (402)     (1,030)
  Minority interest .......................................       (796)      1,430
  Other, net ..............................................     (1,396)     (2,136)
  Equity in:
    TIMET .................................................     11,840       2,774
    Other .................................................       (326)       (684)
  Cumulative effect of change in accounting principle .....       --          (586)
  Distributions from:
    Manufacturing joint venture ...........................        900        --
    Other .................................................        361        --
                                                              --------    --------

                                                                28,774      19,676

  Change in assets and liabilities:
    Accounts and other receivables ........................    (13,994)    (30,282)
    Inventories ...........................................     44,843      20,111
    Accounts payable and accrued liabilities ..............    (37,477)    (29,850)
    Accounts with affiliates ..............................       (845)      2,557
    Income taxes ..........................................       (829)         17
    Other, net ............................................      2,826       2,876
                                                              --------    --------

        Net cash provided (used) by operating activities ..     23,298     (14,895)
                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures ....................................     (9,446)     (8,741)
  Purchases of:
    TIMET common stock ....................................       --          (172)
    NL common stock .......................................     (3,271)       --
    Business unit .........................................     (9,149)       --
  Investment in manufacturing joint venture ...............       --        (1,250)
  Change in restricted cash equivalents, net ..............       (185)      2,087
  Other, net ..............................................        (63)       (204)
                                                              --------    --------

        Net cash used by investing activities .............    (22,114)     (8,280)
                                                              --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2002 and 2003

                                 (In thousands)


                                                             2002         2003
                                                             ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ........................................   $    --      $ 17,106
    Principal payments ................................     (25,445)     (2,971)
    Deferred financing costs paid .....................        --          (417)
  Loans from affiliate:
    Loans .............................................       3,924       1,571
    Repayments ........................................      (7,325)    (11,000)
  Valhi dividends paid ................................      (6,958)     (7,449)
  Distributions to minority interest ..................      (2,446)     (2,061)
  Other, net ..........................................         195          98
                                                          ---------    --------

      Net cash used by financing activities ...........     (38,055)     (5,123)
                                                          ---------    --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities .......     (36,871)    (28,298)
  Currency translation ................................         147         918
  Business unit acquired ..............................         196        --
Cash and equivalents at beginning of period ...........     154,413      94,679
                                                          ---------    --------

Cash and equivalents at end of period .................   $ 117,885    $ 67,299
                                                          =========    ========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized ..............   $   8,345    $  7,359
    Income taxes, net .................................       3,301       3,296

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents .........................   $     196    $   --
    Restricted cash equivalents .......................       2,685        --
    Goodwill and other intangible assets ..............       9,007        --
    Other non-cash assets .............................       1,259        --
    Liabilities .......................................      (3,998)       --
                                                          ---------    --------

    Cash paid .........................................   $   9,149    $   --
                                                          =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003, and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2002 and 2003, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report").

     Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options.

     Commitments and contingencies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Legal Proceedings" and the 2002 Annual Report.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. See Note 13.

     As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In the fourth quarter of 2002, NL commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in NL's market price resulting in recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was nominal in the first quarter of 2002, and net compensation income recognized by the Company was $500,000 in the first quarter of 2003.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in the first quarter of 2002 and 2003 if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                Three months
                                                               ended March 31,
                                                               2002        2003
                                                               ----        ----
                                                             In millions, except
                                                              per share amounts)

Net income (loss) as reported ..........................      $(3.7)      $ 2.2

Adjustments, net of applicable income tax
 effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25 ...............       --           (.3)
  Stock-based employee compensation expense
   determined under SFAS No. 123 .......................        (.7)        (.4)
                                                              -----       -----

Pro forma net income ...................................      $(4.4)      $ 1.5
                                                              =====       =====

Basic and diluted net income (loss) per share:
  As reported ..........................................      $(.03)      $ .02
  Pro forma ............................................       (.04)        .01


Note 2 - Business segment information:

                                % owned at
  Business segment                Entity                   March 31, 2003

  Chemicals             NL Industries, Inc.                      85%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists LLC            90%
  Titanium metals       TIMET                                    40%

     The Company's ownership of NL includes 64% owned directly by Valhi and 21% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi. Tremont LLC also owns substantially all of the Company's interest in TIMET. Valhi owns a nominal number of shares of TIMET directly. During the first quarter of 2003, the Company acquired additional shares of TIMET common stock in market transactions for an aggregate of $172,000, increasing the Company's ownership of TIMET to 40% at March 31, 2003. NL (NYSE: NL), CompX (NYSE: CIX), and TIMET (NYSE: TIE) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

     Chemicals operating income, as presented below, differs from amounts separately reported by NL due to amortization of purchase accounting basis adjustments recorded by the Company. Similarly, the Company's equity in earnings of TIMET differs from the Company's pro-rata share of TIMET's separately-reported results. Component products operating income, as presented below, may differ from amounts separately reported by CompX because the Company defines operating income differently than CompX.

                                                            Three months ended
                                                                 March 31,
                                                            2002         2003
                                                            ----         ----
                                                               (In millions)

Net sales:
  Chemicals ........................................       $202.4        $253.0
  Component products ...............................         48.5          51.0
  Waste management .................................          2.8           1.4
                                                           ------        ------

    Total net sales ................................       $253.7        $305.4
                                                           ======        ======

Operating income:
  Chemicals ........................................       $ 19.3        $ 30.7
  Component products ...............................          2.1           1.3
  Waste management .................................         (2.0)         (2.0)
                                                           ------        ------

    Total operating income .........................         19.4          30.0

General corporate items:
  Interest and dividend income .....................          8.5           8.3
  Securities transactions, net .....................          1.9            .3
  Legal settlements, net ...........................          1.9          --
  General expenses, net ............................        (11.5)        (17.1)
Interest expense ...................................        (14.4)        (14.4)
                                                           ------        ------
                                                              5.8           7.1
Equity in:
  TIMET ............................................        (11.8)         (2.8)
  Other ............................................           .3            .7
                                                           ------        ------

    Income (loss) before income taxes ..............       $ (5.7)       $  5.0
                                                           ======        ======

     At December 31, 2002, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc., and Tremont Group owned approximately 80% of Tremont Corporation. In addition, Valhi and NL each owned a nominal number of Tremont shares directly. In February 2003, Valhi completed two consecutive merger transactions pursuant to which Tremont Group and Tremont both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to NL in exchange for NL's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders, or an aggregate of 4.3 million shares of Valhi common stock, in each case in a tax-free exchange. A special committee of Tremont's board of directors, consisting of members unrelated to Valhi who retained their own independent financial and legal advisors, recommended approval of the second merger. Subsequent to these two mergers, Tremont Group and Tremont merged to form Tremont LLC, also wholly owned by Valhi. The number of shares of Valhi common stock issued to NL in exchange for NL's 20% ownership interest in Tremont Group was equal to NL's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the 3.4 exchange ratio in the second merger.

     For financial reporting purposes, the Tremont shares previously held by NL (either directly or indirectly through NL's ownership interest in Tremont Group) were already considered as part of the Valhi consolidated group's ownership of Tremont to the extent of Valhi's ownership interest in NL. Therefore, that portion of such Tremont shares was not considered as held by the Tremont minority stockholders. As a result, the Valhi shares issued to NL in the merger transactions described above were deemed to have been issued in exchange for the Tremont shares held by the Tremont minority interest only to the extent that Valhi did not have an ownership interest in NL. At March 31, 2003, NL and its subsidiaries owned an aggregate of 4.7 million shares of Valhi common stock, including 3.5 million shares received by NL in the merger transactions described above and 1.2 million shares previously acquired by NL. As discussed in the 2002 Annual Report, the amount shown as treasury stock in the Company's consolidated balance sheet for financial reporting purposes includes the Company's proportional interest in the shares of Valhi common stock held by NL. Accordingly, a portion of the 3.5 million shares of Valhi common stock issued to NL in the merger transactions were reported as treasury stock, and were not deemed to have been issued in exchange for Tremont shares held by the minority interest, since they represent shares issued to "acquire" the portion of the Tremont shares held directly or indirectly by NL that were already considered as part of the Valhi consolidated group's ownership of Tremont.

     The following table presents the number of Valhi common shares that were issued pursuant to the merger transactions described above.

                                                                              Equivalent
                                                                 Tremont         Valhi
                                                                  shares       shares(1)
                                                                 -------       ---------

 Valhi shares issued to NL in exchange for
  NL's ownership interest in Tremont Group:
   Valhi shares issued to NL(2)                                                3,495,200

   Less shares deemed Valhi has issued to
    itself based on Valhi's ownership interest
    in NL                                                                     (2,957,288)
                                                                             -----------
                                                                                 537,912
                                                                             -----------

 Valhi shares issued to the Tremont stockholders:

   Total number of Tremont shares outstanding                 6,424,858

   Less Tremont shares held by Tremont Group and Valhi(3)    (5,146,421)
                                                            -----------

                                                              1,278,437        4,346,686
                                                            ===========

 Less fractional shares converted into cash                                       (1,758)

 Less shares deemed Valhi has issued to itself based on
  Valhi's ownership interest in NL(4)                                            (23,494)
                                                                               ---------

                                                                               4,321,434
                                                                              ----------

    Net Valhi shares issued to acquire the Tremont
     minority interest                                                         4,859,346
                                                                             ===========

(1)  Based on the 3.4 exchange ratio.
(2) Represents 5,141,421 shares of Tremont held by Tremont Group, multiplied by NL's 20% ownership interest in Tremont Group, adjusted for the 3.4 exchange ratio in the merger.
(3) The Tremont shares held by Tremont Group and Valhi were cancelled in the merger transactions.
(4) Represents shares of Tremont held directly by NL, multiplied by Valhi's ownership interest in NL and adjusted for the 3.4 exchange ratio.

     For financial reporting purposes, the merger transactions described above were accounted for by the purchase method (step acquisition of Tremont). The shares of Valhi common stock issued to the Tremont minority interest were valued at $10.49 per share, representing the average of Valhi's closing NYSE stock price for the period beginning two trading days prior to the November 5, 2002 public announcement of the signing of the definitive merger agreement and ending two trading days following such public announcement. The shares of Valhi common stock issued to acquire the Tremont shares held by NL that were already considered as part of the Valhi's consolidated groups ownership of Tremont, which were reported as treasury stock, were valued at carryover cost basis of approximately $19.2 million. The following presents the purchase price for the step acquisition of Tremont. The value assigned to the shares of Valhi common stock issued is $10.49 per share, as discussed above.


                                                          Valhi
                                                          shares             Assigned
                                                          issued               value
                                                        ----------         ------------
                                                                          (In millions)

Net Valhi shares issued .....................            4,859,346         $       51.0
                                                      ============

Plus cash fees and expenses .................                                       0.8
                                                                           ------------

    Total purchase price ....................                              $       51.8
                                                                           ============

     The purchase price has been allocated based upon a preliminary estimate of the fair value of the net assets acquired as follows:



                                                                         Amount
                                                                      (In millions)

Book value of historical minority interest in Tremont's net
 assets acquired ....................................................      $28.7

Remaining purchase price allocation:
  Increase property and equipment to fair value .....................        4.9
  Increase mining properties to fair value ..........................         .6
  Reduce Tremont's accrued OPEB costs to accumulated benefit
   obligations ......................................................        4.4
  Adjust deferred income taxes ......................................        8.3
  Goodwill ..........................................................        4.9
                                                                           -----

    Purchase price ..................................................      $51.8
                                                                           =====

     The adjustments to increase the carrying value of property and equipment and mining properties relate to such assets of NL, and gives recognition to the effect that Valhi's acquisition of the minority interest in Tremont results in an increase in Valhi's effective ownership of NL due to Tremont's ownership of NL. The reduction in Tremont's accrued OPEB costs to an amount equal to the accumulated benefit obligations eliminates the unrecognized prior service credit and the unrecognized actuarial gains. The adjustment to deferred income taxes includes (i) the deferred income tax effect of the estimated purchase price allocated to property and equipment, mining properties and accrued OPEB costs and (ii) the effect of adjusting the deferred income taxes separately-recognized by Tremont (principally an elimination of a deferred income tax asset valuation allowance separately-recognized by Tremont which Valhi does not believe is required to be recognized at the Valhi level under the "more-likely-than-not" recognition criteria).

     Assuming the merger transactions had been completed as of January 1, 2002, the Company would have reported a net loss of $5.5 million, or $.05 per diluted share, in the first quarter of 2002. Such pro forma effect on the Company's reported net income in the first quarter of 2003 was not material.

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At March 31, 2003, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis of $44.8 million).

Note 3 -       Marketable securities:

                                                         December 31,   March 31,
                                                             2002         2003
                                                         ------------   ---------
                                                              (In thousands)

Current assets:
  Halliburton Company common stock (trading) .........     $     47     $   --
  Restricted debt securities (available-for-sale) ....        9,670        9,715
                                                           --------     --------

                                                           $  9,717     $  9,715
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................        9,232        9,600
  Other common stocks ................................          350          252
                                                           --------     --------

                                                           $179,582     $179,852
                                                           ========     ========


Note 4 - Accounts and other receivables:

                                                    December 31,       March 31,
                                                       2002              2003
                                                     ---------        ----------
                                                             (In thousands)

Accounts receivable ..........................       $ 174,644        $ 207,449
Notes receivable .............................           2,221            1,313
Accrued interest .............................             114                9
Allowance for doubtful accounts ..............          (6,356)          (6,350)
                                                     ---------        ---------

                                                     $ 170,623        $ 202,421
                                                     =========        =========

Note 5 -       Inventories:

                                                     December 31,      March 31,
                                                         2002            2003
                                                     ------------      ---------
                                                            (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,077         $ 34,046
  Component products .........................            6,573            6,235
                                                       --------         --------
                                                         60,650           40,281
                                                       --------         --------
In process products:
  Chemicals ..................................           15,936           18,136
  Component products .........................           12,602           12,334
                                                       --------         --------
                                                         28,538           30,470
                                                       --------         --------
Finished products:
  Chemicals ..................................          109,978          113,561
  Component products .........................           12,296            9,500
                                                       --------         --------
                                                        122,274          123,061
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,071           31,125
                                                       --------         --------

                                                       $239,533         $224,937
                                                       ========         ========

Note 6 -       Accrued liabilities:

                                                      December 31,      March 31,
                                                          2002            2003
                                                      -----------       ---------
                                                             (In thousands)

Current:
  Employee benefits ..........................         $ 43,534         $ 40,226
  Environmental costs ........................           57,496           55,348
  Deferred income ............................            6,018            3,737
  Interest ...................................              317            7,272
  Other ......................................           42,101           43,898
                                                       --------         --------

                                                       $149,466         $150,481
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 16,416         $ 16,395
  Employee benefits ..........................           10,409            8,792
  Deferred income ............................            1,875            1,774
  Asset retirement obligations ...............            1,665            1,367
  Other ......................................            1,619            1,541
                                                       --------         --------

                                                       $ 31,984         $ 29,869
                                                       ========         ========


     The asset retirement obligations are discussed in Note 13.

Note 7 - Other assets:

                                                      December 31,      March 31,
                                                          2002            2003
                                                      ------------      ---------
                                                             (In thousands)

Investment in affiliates:
  TiO2 manufacturing joint venture .............        $130,009        $131,259
  TIMET ........................................          12,920          10,205
  Other ........................................          12,620          13,304
                                                        --------        --------

                                                        $155,549        $154,768
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          27,910          29,208
  Other ........................................           5,566           4,640
                                                        --------        --------
                                                         113,476         113,848

  Less current portion .........................           2,221           1,313
                                                        --------        --------

  Noncurrent portion ...........................        $111,255        $112,535
                                                        ========        ========

Other noncurrent assets:
  Deferred financing costs .....................        $ 10,588        $ 10,596
  Refundable insurance deposits ................           1,864           1,918
  Waste disposal operating permits .............           1,754           1,561
  Restricted cash equivalents ..................           2,158             779
  Other ........................................          14,756          11,150
                                                        --------        --------

                                                        $ 31,120        $ 26,004
                                                        ========        ========


     At March 31, 2003, the Company held 1.3 million shares of TIMET common stock with a quoted market price of $21.13 per share, or an aggregate of $27 million.

     At March 31, 2003, TIMET reported total assets of $577.3 million and stockholders' equity of $145.6 million. TIMET's total assets at such date include current assets of $284.8 million, property and equipment of $245.7 million and investment in joint ventures of $22.8 million. TIMET's total liabilities at such date include current liabilities of $111.5 million, long-term debt of $20.3 million, accrued OPEB and pension costs aggregating $73.4 million and convertible preferred securities (excluding deferred distributions) of $201.2 million.

     During the first quarter of 2003, TIMET reported net sales of $99.3 million, an operating loss of $8.1 million and a loss before cumulative effect of a change in accounting principle of $13.4 million (2002 - net sales of $104.4 million, an operating loss of $4.7 million and a loss before cumulative effect of change in accounting principle of $36.1 million).

Note 8 - Other income:

                                                           Three months ended
                                                                March 31,
                                                          2002            2003
                                                          ----            ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest ......................         $ 8,486         $ 8,251
  Securities transactions, net ................           1,915             319
                                                        -------         -------

                                                         10,401           8,570

Legal settlement gains, net ...................           1,920            --
Noncompete agreement income ...................           1,000             333
Currency transactions, net ....................             308          (1,694)
Pension settlement gain .......................             677            --
Other, net ....................................             634           1,393
                                                        -------         -------

                                                        $14,940         $ 8,602
                                                        =======         =======

Note 9 - Long-term debt:

                                                      December 31,      March 31,
                                                          2002            2003
                                                      ------------      ---------
                                                             (In thousands)

Valhi - Snake River Sugar Company ..............        $250,000        $250,000
                                                        --------        --------

Subsidiaries:
  Kronos International:
    Senior Secured Notes .......................         296,942         305,691
    Bank credit facility .......................          27,077          43,098
  CompX bank credit facility ...................          31,000          32,000
  Valcor Senior Notes ..........................           2,431            --
  Other ........................................           2,417           1,804
                                                        --------        --------

                                                         359,867         382,593
                                                        --------        --------

                                                         609,867         632,593

Less current maturities ........................           4,127           1,469
                                                        --------        --------

                                                        $605,740        $631,124
                                                        ========        ========



        In February 2003, the Company redeemed the Valcor Senior Notes at par.

Note 10 - Accounts with affiliates:

                                                         December 31,   March 31,
                                                             2002          2003
                                                         ------------   ---------
                                                              (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .................     $ 3,481     $ 3,600
  TIMET ................................................          84          16
  Other ................................................         382         845
                                                             -------     -------

                                                             $ 3,947     $ 4,461
                                                             =======     =======

Noncurrent receivable from affiliate -
 loan to Contran family trust ..........................     $18,000     $18,000
                                                             =======     =======

Payables to affiliates:
  Valhi demand loan from Contran .......................     $11,171     $ 1,742
  Louisiana Pigment Company ............................       7,614       9,931
  Contran - trade items ................................       1,292       1,215
  TIMET ................................................          32          16
  Other, net ...........................................          13          82
                                                             -------     -------

                                                             $20,122     $12,986
                                                             =======     =======

Note 11 - Provision for income taxes (benefit):

                                                               Three months ended
                                                                    March 31,
                                                                  2002     2003
                                                                  ----     ----
                                                                  (In millions)

Expected tax expense (benefit) .............................     $(2.0)    $1.8
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies .............      (.6)      1.1
Non-U.S. tax rates .........................................      (.2)      (.5)
Change in NL's and Tremont's deferred income tax
 valuation allowance, net ..................................      1.3       (.7)
U.S. state income taxes, net ...............................       .1        .2
Other, net .................................................       .2        .1
                                                                 ----      ----

                                                                 $(1.2)    $2.0
                                                                 ====      ====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Income (loss) before cumulative effect of change
   in accounting principle .................................     $(1.2)     2.0
  Cumulative effect of change in accounting principle ......      --         .3
  Other comprehensive income:
    Marketable securities ..................................       .7       1.3
    Currency translation ...................................      (.2)       .9
    Pension liabilities ....................................     (1.5)      --
                                                                 ----      ----

                                                                 $(2.2)    $4.5
                                                                 ====      ====

Note 12 - Minority interest:

                                                    December 31,        March 31,
                                                        2002              2003
                                                    ------------        ---------
                                                            (In thousands)

Minority interest in net assets:
NL Industries .............................           $ 40,880           $42,269
Tremont Corporation .......................             26,911              --
CompX International .......................             44,539            45,284
Subsidiaries of NL ........................              8,516             8,551
                                                      --------           -------

                                                      $120,846           $96,104
                                                      ========           =======

                                                          Three months ended
                                                                March 31,
                                                       2002              2003
                                                       ----              ----
                                                          (In thousands)

Minority interest in income (loss) before
 cumulative effect of change in
 accounting principle:
NL Industries ............................           $ 1,113            $ 1,448
Tremont Corporation ......................            (2,510)              (217)
CompX International ......................               417                175
Subsidiaries of NL .......................               184                 24
                                                     -------            -------

                                                     $  (796)           $ 1,430
                                                     =======            =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported through March 31, 2003.

     Subsequent to February 2003, following completion of the merger of Valhi and Tremont discussed in Note 2, the Company no longer reports minority interest in Tremont's net assets or net earnings (losses).

Note 13 - Accounting principle newly adopted in 2003:

     Asset retirement obligations. The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Future revisions in the estimated fair value of the asset retirement obligation, due to changes in the amount and/or timing of the expected future cash flows to settle the retirement obligation, are accounted for prospectively as an adjustment to the previously-recognized asset retirement cost. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

     Under the transition provisions of SFAS No. 143, at the date of adoption on January 1, 2003 the Company recognized (i) an asset retirement cost capitalized as an increase to the carrying value of its property and equipment, (ii) accumulated depreciation on such capitalized cost and (iii) a liability for the asset retirement obligation. Amounts resulting from the initial application of SFAS No. 143 were measured using information, assumptions and interest rates all as of January 1, 2003. The amount recognized as the asset retirement cost was measured as of the date the asset retirement obligation was incurred. Cumulative accretion on the asset retirement obligation, and accumulated depreciation on the asset retirement cost, was recognized for the time period from the date the asset retirement cost and liability would have been recognized had the provisions of SFAS No. 143 been in effect at the date the liability was incurred, through January 1, 2003. The difference, if any, between the amounts to be recognized as described above and any associated amounts recognized in the Company's balance sheet as of December 31, 2002 was recognized as a cumulative effect of a change in accounting principles as of the date of adoption. The effect of adopting SFAS No. 143 as of January 1, 2003 was a net gain of approximately $600,000 as summarized in the table below. Such change in accounting relates principally to accounting for closure and post-closure obligations at the Company's waste management operations.


                                                                           Amount
                                                                        (In millions)

Increase in carrying value of net property and equipment:
  Cost ..............................................................      $ .8
  Accumulated depreciation ..........................................       (.2)
Investment in TIMET .................................................       (.1)
Decrease in carrying value of previously-accrued closure and
 post-closure activities ............................................       1.7
Asset retirement obligations recognized .............................      (1.3)
Deferred income taxes ...............................................       (.3)
                                                                           ----

  Net impact ........................................................      $ .6
                                                                           ====


     The increase in the asset retirement obligations from January 1, 2003 ($1.3 million) to March 31, 2003 ($1.4 million) is due to accretion expense, which is reported as a component of cost of goods sold in the accompanying statement of operations. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligations would have been $1.1 million and $1.2 million at January 1, 2002 and March 31, 2002, respectively.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported income before cumulative effect of change in accounting principle of $1.6 million, or $.01 per diluted share, in the first quarter of 2003 compared to a loss of $3.7 million, or $.03 per diluted share, in the first quarter of 2002. Excluding the effects of the items summarized in the table below, the Company would have reported income before cumulative effect of change in accounting principle of $.01 per diluted share in the first quarter of 2003 compared to nil per diluted share in the first quarter of 2002.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the first quarters of 2002 and 2003. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations or in the 2002 Annual Report."

                                                            Diluted earnings per share -
                                                            three months ended March 31,
                                                                  2002      2003
                                                                  ----     ----


Legal settlement gains, net (1) .............................     $.01      $--

Equity in earnings of TIMET-impairment provision (2) ........     (.05)      --

Securities transactions, net ................................      .01       --

Other, net ..................................................      --        .01
                                                                  ----      ----

                                                                  $(.03)    $.01
                                                                  ====      ====

(1) Settlements NL reached with certain of its principal former insurance carriers.

(2) TIMET's provisions for other than temporary declines in value of the convertible preferred securities of Special Metals Corporation held by TIMET.

     Total operating income increased 55% in the first quarter of 2003 compared to the same period in 2002 due primarily to higher chemical earnings at NL, offset in part by lower component products operating income at CompX.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    Potential difficulties in integrating completed acquisitions,
o    The ability of the Company to renew or refinance credit facilities,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as a change in Texas state law which would allow the applicable regulatory agency to issue a license for the disposal of low-level radioactive wastes to a private entity such as Waste Control Specialists, or changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o    The ultimate outcome of income tax audits or tax settlement initiatives,
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
o    Possible future litigation.

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

Chemicals

     Selling prices for TiO2, NL's principal product, were generally decreasing during the first quarter of 2002, were generally flat during the second quarter of 2002 and were generally increasing during the third and fourth quarters of 2002 and the first quarter of 2003. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                                               Three months ended
                                                     March 31,                 %
                                               2002           2003           Change
                                               ----           ----           ------
                                                 (In millions)

Net sales ...........................         $202.4         $253.0           +25%
Operating income ....................           19.3           30.7           +59%

     Chemicals sales and operating income increased in the first quarter of 2003 compared to the first quarter of 2002 due primarily to higher average selling prices for titanium dioxide pigments ("TiO2"), as well as higher TiO2 sales and production volumes, partially offset by higher operating costs (particularly energy costs). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in billing currencies in the first quarter of 2003 were 6% higher than the first quarter of 2002. NL's TiO2 sales volumes in the first quarter of 2003 were a first quarter record and were 5% higher than the first quarter of 2002. NL's TiO2 production volumes in the first quarter of 2003, an all-time record for NL for any quarter, were 11% higher than the first quarter of 2002, with operating rates at near full capacity in 2003 compared to 96% of capacity in 2002.

     NL expects TiO2 industry demand in 2003 will increase slightly compared to 2002. NL's TiO2 production volumes in 2003 are expected to approximate NL's 2003 TiO2 sales volumes, with both sales and production volumes in 2003 higher compared to 2002. In December 2002 and January 2003, NL announced additional price increases in Europe and North America that averaged 8% in Europe and 7% in North America. NL's average TiO2 selling prices in billing currencies in the first quarter of 2003 were 1% higher than the fourth quarter of 2002. NL is hopeful that it will realize additional price increases during the remainder of 2003, but the extent to which NL can realize price increases will depend on improving market conditions and global economic recovery. Overall, NL expects its TiO2 operating income in the remainder of 2003 will continue to be higher than the same periods in 2002, primarily due to higher average TiO2 selling prices and higher TiO2 sales and production volumes. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, NL's average TiO2 selling prices in the first quarter of 2003 increased 18% compared to the first quarter of 2002 (6% increase compared to the fourth quarter of 2002). Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the first quarter of 2003 by a net $26.6 million compared to the same period in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2003 compared to the first quarter of 2002. Overall, the net impact of currency exchange rate fluctuations on NL's operating income comparisons was not significant in 2003 as compared to 2002.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $2.9 million in the first quarter of 2002 and approximately $3.6 million in the first quarter of 2003 as compared to amounts separately reported by NL.

Component products

                                              Three months ended
                                                     March 31,                %
                                               2002          2003           Change
                                               ----          ----           ------
                                                (In millions)

Net sales ..........................          $48.5          $51.0            +5%
Operating income ...................            2.1            1.3           -37%

     Component products sales increased in the first quarter of 2003 compared to the first quarter of 2002 due primarily to the favorable effect of changes in foreign currency exchange rates, as discussed below, and to a lesser extent due to increased sales volumes and selling prices for precision ball-bearing slide products. Sales of slide and security products increased 13% and 1%, respectively, in the first quarter of 2003 compared to the first quarter of 2002. Sales of ergonomic products decreased 13% due to lower sales volumes.

     Despite the increase in sales, operating income declined due primarily to unfavorable changes in product mix (with a lower mix of higher-margin ergonomic product sales) and costs associated with the consolidation of CompX's two Canadian facilities into one facility, as well as the unfavorable effect of fluctuations in foreign currency exchange rates discussed below. Expenses associated with the Canadian plant consolidation, which commenced in the first quarter of 2003, were approximately $400,000.

     CompX has substantial operations and assets located outside the United States (principally in Canada, The Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted component products sales comparisons with the first quarter of 2002 (principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted component products operating income comparisons for the same periods. Excluding the effects of currency, component products sales would have increased only 2% in the first quarter of 2003 compared to the same period in 2002, and operating income would have declined only 3%.

     CompX expects to complete the consolidation of its Canadian facilities in the second quarter of 2003. Expenses associated with the consolidation are expected to be less in the second quarter of 2003 as compared to the first quarter of the year. Benefits associated with the consolidation are expected to begin to be realized in the second half of 2003.

     CompX expects the current weak economic cycle will continue and negatively impact its results for the remainder of 2003. Given the uncertainty of the overall economic conditions and that a significant portion of CompX's sales are derived from the office furniture industry (which tends to lag in its recovery behind the rest of the economy), CompX continues to emphasize its focus on business opportunities outside of the office furniture industry. Additional cost evaluations are under review, which could result in charges for asset impairment, including goodwill, and other expenses in future quarters.

Waste management

                                                           Three months ended
                                                                March 31,
                                                         2002              2003
                                                         ----              ----
                                                               (In millions)

Net sales ..................................             $2.8              $1.4
Operating loss .............................             (2.0)             (2.0)

     Waste management sales decreased in the first quarter of 2003 compared to the first quarter of 2002 due to continued weak demand for waste management services. Despite the decline in sales, the waste management operating loss in the first quarter of 2003 was comparable to the same period in 2002 due to continued emphasis on cost controls. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business that, if obtained, could increase its sales and operating profits in the second half of 2003 as compared to the first half of the year.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed radioactive wastes. The waste management industry currently is experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also has resulted in weak demand for Waste Control Specialists' waste management services. These factors have led to reduced demand and increased downward price pressure for waste management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed radioactive wastes.

     The current state law in Texas (where Waste Control Specialists' disposal facility is located) currently prohibits the applicable Texas regulatory agency from issuing a license for the disposal of low-level and mixed radioactive waste to a private enterprise operating a disposal facility in Texas. During the two previous Texas legislative sessions, which ended in May 1999 and 2001, Waste Control Specialists supported a proposed change in state law that would allow the regulatory agency to issue a low-level radioactive waste disposal license to a private entity. Both legislative sessions ended without any such change in state law. The 2003 session of the Texas legislature is currently in session and is again considering a similar change in state law, which Waste Control Specialists supports. There can be no assurance that the state law will be changed or, assuming the state law is changed, that Waste Control Specialists can be successful in obtaining any future license.

     Waste Control Specialists is continuing its attempts to increase its sales volumes from waste streams that conform to authorizations it currently has in place. Waste Control Specialists is also continuing to identify certain waste streams, and attempt to obtain modifications to its current permits, that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation, even if the current Texas state law discussed above is not amended. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. There can be no assurance that the Company would not report a loss with respect to any such strategic transaction.

Equity in earnings of TIMET

                                                             Three months ended
                                                                   March 31,
                                                               2002        2003
                                                               ----        ----
                                                                (In millions)

TIMET historical:
  Net sales .............................................     $104.4      $ 99.3

  Operating loss ........................................     $ (4.7)     $ (8.1)
  Impairment of convertible preferred securities ........      (27.5)       --
  Other general corporate, net ..........................        (.6)        (.5)
  Interest expense ......................................        (.8)        (.7)
                                                              ------      ------

                                                               (33.6)       (9.3)

  Income tax benefit (expense) ..........................        1.5         (.5)
  Minority interest .....................................       (4.0)       (3.6)
                                                              ------      ------

    Loss before cumulative effect of change in
     accounting principles ..............................     $(36.1)     $(13.4)
                                                              ======      ======

Equity in losses of TIMET ...............................     $(11.8)     $ (2.8)
                                                              ======      ======

     TIMET reported lower sales, and a higher operating loss, in the first quarter of 2003 as compared to the first quarter of 2002. The decrease in sales was due principally to a 14% decrease in TIMET's mill product sales volume and changes in customer and product mix. During the first quarter of 2003, TIMET's mill product selling prices (expressed in U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods) decreased 1% as compared to the first quarter of 2002. In billing currencies (which exclude the effects of fluctuations in the value of the U.S. dollar relative to other currencies), TIMET's mill product selling prices decreased 6% compared to the first quarter of 2002. During the first quarter of 2003, TIMET's melted product sales volumes increased 53% compared to the first quarter of 2002, and melted product selling prices decreased 12%. Substantially all melted products are sold in U.S. dollars. TIMET's operating income comparisons were also negatively impacted by reduced manufacturing efficiencies due to decreased production levels in 2003, as average plant operating rates declined from 64% of capacity in the first quarter of 2002 to 52% in the first quarter of 2003.

     The percentage changes in TIMET's average selling prices for its melted and mill products discussed above have been calculated to exclude the effect of changes in product mix during the respective periods. Expressed in U.S. dollars and based upon TIMET's actual product mix during the respective periods, TIMET's average selling prices for mill products in the first quarter of 2003 increased 7% compared to the first quarter of 2002, and average selling prices for its melted products decreased 16%.

     TIMET's results in the first quarter of 2002 include a $27.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation. In addition, TIMET's effective income tax rate in both 2002 and 2003 varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, TIMET accrued $1.5 million for this matter in 2002. Through March 31, 2003, TIMET has reimbursed the issuer approximately $500,000 under this bond. At this time, TIMET understands that one minor claim (which TIMET expects to recur annually) has been submitted under the second bond, and such claim is currently under review. No payments have been made as of March 31, 2003 under this claim, and no additional claims under the second bond are currently anticipated. Accordingly, TIMET has recorded no accrual for any potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of March 31, 2003, TIMET had $2.2 million accrued for pending and potential future claims associated with certain standard grade titanium produced by TIMET, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon purchased from an outside vendor. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss (which is not possible for TIMET to estimate at this time) and may be periodically revised in the future as more facts become known. As of March 31, 2003, TIMET has received claims aggregating approximately $5 million and has made settlement payments aggregating $600,000. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. In April 2003, TIMET received notice that the silicon supplier had filed a voluntary petition in bankruptcy under Chapter 11. TIMET is currently investigating what effect, if any, this bankruptcy may have on TIMET's potential recovery. TIMET has not recorded any recoveries related to this matter as of March 31, 2003.

     Commercial airlines will continue to face unprecedented challenges during 2003. Global conflicts, the threat of terrorist attacks, a sluggish global economy and the outbreak of the Severe Acute Respiratory Syndrome ("SARS") virus have all contributed to lower airline traffic levels. Traffic results from the major U.S. airlines, despite showing improvement in the months immediately following the terrorist attacks in the U.S., have not returned to pre-attack levels. As a result, according to The Airline Monitor, the major U.S. airlines recorded operating losses of approximately $9 billion in 2002 after losing nearly $11 billion in 2001. Four airlines based in North America have been forced to seek legal protection from their creditors. The most recent forecast of large commercial aircraft deliveries published by The Airline Monitor projects 2003 deliveries for Boeing and Airbus to be 580 airplanes and to fall slightly in 2004 to 570 airplanes. However, these projections do not fully incorporate the potential adverse impacts of the worldwide events discussed above. Finally, the current weakened state of the economy could prolong any meaningful recovery in airline passenger traffic and demand for titanium in the commercial aerospace market.

     TIMET currently expects that its sales for the full year 2003 will be approximately $365 million to $375 million, principally as a result of expected increased volumes for both mill and melt products. TIMET's mill product sales volumes in 2003 are expected to approximate 9,200 metric tons, which reflects a 4% increase over 2002 levels. Melted product sales volumes in 2003 are expected to approximate 3,500 metric tons, which reflects a 46% increase over 2002 levels. These sales volume gains are being driven principally by a return to more normalized inventory levels within the aerospace market supply chain, increased military aerospace business and gains in commercial aerospace market share.

     TIMET's operating margins are affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture a significant portion of its titanium sponge requirements in 2003 and purchase the balance.

     TIMET expects the aggregate cost of purchased sponge to remain relatively stable in 2003. TIMET is experiencing higher prices for certain types of scrap but has mitigated those increased costs by utilizing other cheaper raw material inputs. Overall, TIMET expects its capacity utilization should average about 50% in 2003. However, TIMET's practical capacity utilization measures can vary significantly based on product mix. TIMET has implemented a number of actions to reduce its manufacturing costs, including supplier price concessions, stringent spending controls and programs to improve manufacturing yields. These cost reduction efforts have improved gross margins, and TIMET now expects that its gross margins will be near break even for the year.

     TIMET anticipates that Boeing will purchase about 0.8 million pounds of product in 2003 under its long-term supply agreement with TIMET. At this projected order level, TIMET expects to recognize about $25 million of income under the take-or-pay provisions of such contract in 2003, substantially all of which is expected to be recognized in the third and fourth quarters of 2003. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     TIMET anticipates its effective consolidated income tax rate will be significantly below the U.S. statutory rate, because it does not expect to record any income tax benefit on U.S. or U.K. losses generated in 2003.

     TIMET expects to report an operating loss in 2003 of $10 million to $20 million, and a net loss of $30 million to $40 million, excluding the effects of any potential restructuring or other special charges. TIMET currently anticipates its results in the last half of 2003 will be improved compared to the first half because of the estimated income expected to be earned under the take-or-pay provisions of the Boeing agreement and, to a lesser extent, because of cost reduction efforts.

     TIMET's outlook for 2003 remains difficult given the softness in the commercial aerospace market. TIMET is committed to increasing the scope of its cost reduction efforts. On a longer-term basis, TIMET continues to evaluate certain facility and product line consolidation opportunities toward the goal of meaningfully reducing its fixed cost structure. Despite the current difficulties facing aerospace manufacturers and TIMET, TIMET believes the titanium industry has a promising future once aircraft deliveries eventually return to more healthy levels and because of promising growth opportunities in military aerospace and emerging markets. TIMET remains committed to positioning itself to take advantage of those opportunities.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $2.1 million and $2.5 million in the first quarter of 2002 and 2003, respectively.

     The Company periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At March 31, 2003, the Company's net carrying value of its investment in TIMET was $8.08 per share compared to a NYSE market price at that date of $21.13 per share. The Company will continue to monitor and evaluate the value of its investment in TIMET. In the event the Company determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, the Company would report a write-down at that time.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in the first quarter of 2003 compared to the first quarter of 2002 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2003 compared to same periods in 2002 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Securities transactions. Securities transaction gains in the first quarter of 2003 are comprised principally of a $316,000 gain related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company).

     General corporate expenses. Net general corporate expenses in the first quarter of 2003 were higher than the first quarter of 2002 due primarily to higher environmental remediation expenses of NL. In addition, NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in January 2003 ($1 million recognized in the first quarter of 2002 and $333,000 recognized in the first quarter of 2003). See Note 8 to the Consolidated Financial Statements. Net general corporate expenses in 2003 are currently expected to continue to be higher during the remainder of 2003 compared to the same periods in 2002, in part due to the effect of recognizing no more income related to NL's non-compete agreement as well as higher expected legal and environmental expenses of NL.

     Interest expense. Interest expense in the first quarter of 2003 was comparable to the same period in 2002 due primarily to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of NL and lower average interest rates on NL indebtedness. Assuming interest rates do not increase significantly from current levels, interest expense in the remainder of 2003 is expected to continue to approximate the amounts for the same periods in 2002.

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

     During the first quarter of 2003, NL reduced its deferred income tax asset valuation allowance by approximately $700,000, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at March 31, 2003.

     Following completion of the merger transactions in which Tremont became wholly owned by Valhi in February 2003, the Company no longer reports minority interest in Tremont's net assets or earnings. See Note 2 to the Consolidated Financial Statements.

     Accounting principle newly adopted in 2003. See Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities can significantly affect comparisons of cash flow from operating activities from period to period and generally result from the timing of production, sales, purchases and income tax payments. For example, relative changes in assets and liabilities resulted in a net use of cash of $34.6 million in the first quarter of 2003 compared to a net use of cash of $5.5 million in the first quarter of 2002, with substantially all of such relative change related to NL's operations.

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

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in a current cash outlay paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits. Also, proceeds from the disposal of marketable securities classified as trading securities are reported as a component of cash flows from operating activities, and such proceeds will generally differ from the amount of the related gain or loss on disposal.

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

     Investing and financing activities. Approximately 74% of the Company's consolidated capital expenditures in the first quarter of 2003 relate to NL, 23% relate to CompX and substantially all of the remainder relate to Waste Control Specialists.

     During the first quarter of 2003, the Company purchased additional shares of TIMET common stock for $172,000.

     During the first quarter of 2003, (i) Valhi repaid a net $9 million of its short-term demand loans from Contran, (ii) CompX borrowed a net $1 million under its revolving bank credit facility and (iii) NL borrowed an aggregate of euro 15 million ($16 million when borrowed) of borrowings under its European revolving bank credit facility.

     At March 31, 2003, unused credit available under existing credit facilities approximated $167.4 million, which was comprised of $15.5 million available to CompX under its new revolving credit facility, $43.0 million available to NL under non-U.S. credit facilities, $40.0 million available to NL under its U.S. credit facility and $68.9 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At March 31, 2003, NL had cash, cash equivalents and marketable debt securities of $113 million, including restricted balances of $66 million, and NL had $83 million available for borrowing under its U.S. and non-U.S. credit facilities.

     Certain of NL's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest.

o NL's and EMS' 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, NL anticipated that the IRS would propose a substantial tax deficiency, including penalties and interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, no penalties will be assessed and final settlement with the IRS is to be reached through negotiation and, if necessary, through a specified arbitration procedure. NL anticipates that settlement of the matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. NL has provided adequate accruals to cover the currently expected range of settlement outcomes.

o NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10.4 million ($11 million at March 31, 2003). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003, NL received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to approximate euro 12 million ($13 million). NL believes the proposed assessment is without merit, and in April 2003 NL filed a written response in opposition to the notification of intent to assess.

o NL has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to 1998 through 2000. NL has objected to this proposed assessment in a written response to the Norwegian tax authorities.

o In the first quarter of 2003, NL was notified by the German federal fiscal court that they had ruled in NL's favor concerning a claim for refund suit in which NL sought refunds of prior taxes paid during the periods 1990 through 1997. NL expects to file amended German tax returns claiming such tax refunds for all years affected by the court's decision, which is expected to result in a net refund of taxes and interest of approximately $30 million. As of March 31, 2003, NL has not reflected this tax refund in its consolidated financial statements and expects to reflect the refund in its consolidated financial statements once certain procedural requirements are satisfied, including a review of the amended German tax returns by the German tax authorities.

No assurance can be given that these tax matters will be resolved in NL's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. NL believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     At March 31, 2003, NL had the equivalent of approximately $451 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred tax valuation allowance against substantially all of these income tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. In 2002, the German federal government had proposed certain changes to its income tax law, including a proposal that would have imposed limitations on the annual utilization of income tax loss carryforwards. Such proposal, if enacted, would have significantly affected NL's future income tax expense and cash tax payments. In April 2003, the German federal government passed a new tax law that does not contain the provision that would have restricted the utilization of tax loss carryforwards. Furthermore, the provisions contained in the new law are not expected to materially impact NL's income tax expense or cash tax payments.

     NL has been named as a defendant, PRP, or both, in a number of legal proceedings associated with environmental matters, including waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. NL believes it has provided adequate accruals ($104 million at March 31, 2003) for reasonably estimable costs of such matters, but NL's ultimate liability may be affected by a number of factors, including changes in remedial alternatives and costs, the allocation of such costs among PRPs and the financial viability of other PRPs. It is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which it is possible to estimate costs is approximately $145 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. NL is also a defendant in a number of legal proceedings seeking damages for personal injury and property damage allegedly arising from the sale of lead pigments and lead-based paints. There is no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. However, based on, among other things, the results of such litigation to date, NL believes that the pending lead pigment and lead-based paint litigation is without merit. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. In addition, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and to effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions currently barred by the statute of limitations. NL currently believes the disposition of all claims and disputes, individually and in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that additional matters of these types will not arise in the future.

     At March 31, 2003, NL had $57 million in cash, cash equivalents and marketable debt securities held by certain special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

Component products - CompX International

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its new bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. In this regard, during 2002 and the first quarter of 2003, CompX's quarterly dividend of $.125 per share exceeded CompX's quarterly earnings per share. Depending on CompX's future operations and cash requirements, CompX may decide to reduce or suspend its quarterly dividend.

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

Waste management - Waste Control Specialists

     At March 31, 2003, Waste Control Specialists' indebtedness consists principally of $24 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in November 2004. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2003 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At March 31, 2003, TIMET had net cash of approximately $11.9 million, consisting of $14.7 million of debt (excluding TIMET's capital lease obligations and TIMET's convertible preferred securities and deferred distributions thereon) and $26.6 million of cash and cash equivalents. At March 31, 2003, TIMET had $132 million of borrowing availability under its various U.S. and European credit agreements. TIMET presently expects to generate $25 million to $35 million in cash flow from operations during 2003, principally driven by reductions in working capital, especially inventory, and the deferral of distributions on the convertible preferred securities, as discussed below. TIMET received the 2003 advance of $27.7 million ($28.5 million less $800,000 for 2002 subcontractor purchases) from Boeing in early January 2003.

     TIMET is involved in various environmental, contractual, product liability and other claims, disputes and litigation incidental to its business including those discussed above. While TIMET's management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's consolidated results of operations or cash flows in a particular period.

     At March 31, 2003, TIMET had accrued an aggregate of $4.3 million for environmental matters, including the previously-reported matter relating to the site at its Nevada facility. TIMET records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by TIMET at its operating facilities, or a determination that TIMET is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     TIMET records liabilities related to legal proceedings when estimated costs are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future costs are not discounted to their present value. It is not possible to estimate the range of costs for certain matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to matters as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional legal proceedings will not arise in the future.

     At March 31, 2003, TIMET had 4,024,820 shares outstanding of its 6.625% convertible preferred securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends on its common stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions will continue to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. TIMET may consider resuming payment of distributions on the convertible preferred securities once the outlook for TIMET's results from operations improves substantially. Since TIMET exercised its right to defer distributions, it is unable to, among other things, pay dividends on or reacquire its capital stock during the deferral period. In May 2003, Valhi commenced a tender offer to purchase up to 1 million shares of TIMET's convertible preferred securities ($50 million aggregate liquidation amount) at a cash price of $10 per share. The tender offer, unless extended by Valhi, expires on June 2, 2003. See "-- General Corporate - Valhi."

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

Tremont LLC

     As previously reported, in July 2000 Tremont entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($1.3 million at March 31, 2003) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at March 31, 2003 for any such cost. The amount accrued at March 31, 2003 represents Tremont's best estimate of the costs to be incurred through 2005 with respect to the interim remediation measures.

     Tremont records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites, including the Hot Springs County, Arkansas site discussed above. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by Tremont at its non-operating facilities, or a determination that Tremont is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect Tremont's business, consolidated financial conditions, results of operations or liquidity. There can be no assurances that some, or all, of these risks would not result in liabilities that would be material to Tremont's business, results of operations, financial position or liquidity.

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, collateralized by 10.2 million shares of NL common stock owned by Tremont. The new facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At March 31, 2003, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries and affiliates (NL, CompX, Waste Control Specialists and TIMET). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. NL increased its regular quarterly dividend from $.035 per share to $.15 per share in the first quarter of 2000, and NL further increased its regular quarterly dividend to $.20 per share in the fourth quarter of 2000. At the current $.20 per share quarterly rate, and based on the 40.4 million NL shares held directly or indirectly by Valhi at March 31, 2003 (including the 10.2 million NL shares now held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual regular dividends from NL of approximately $32.3 million. NL also paid an additional dividend in the fourth quarter of 2002 of $2.50 per share, which aggregated $75.3 million that was paid to Valhi and $25.5 million that was paid to Tremont. CompX's regular quarterly dividend is currently $.125 per share. At this current rate and based on the 10.4 million CompX shares held by Valhi and its wholly-owned subsidiary Valcor at March 31, 2003, Valhi/Valcor would receive annual regular dividends from CompX of $5.2 million. TIMET is currently prohibited from paying dividends on its common stock due to its election to defer payment of interest on its convertible securities. Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividend or selling interests in subsidiaries or other assets. If CompX were to decide to reduce or suspend its quarterly dividend, the Company does not believe its liquidity would be materially adversely impacted by such reduction or suspension.

     At March 31, 2003, Valhi had $4.3 million of parent level cash and cash equivalents, had no outstanding borrowings under its revolving bank credit agreement and had $1.7 million of short-term demand loans payable to Contran. In addition, Valhi had $68.9 million of borrowing availability under its bank credit facility.

     In May 2003, Valhi commenced a tender offer to purchase up to 1 million shares of TIMET's convertible preferred securities ($50 million aggregate liquidation amount) at a cash price of $10 per share. The tender offer, unless extended by Valhi, expires on June 2, 2003. The terms and conditions of the tender offer appear in Valhi's Offer to Purchase dated May 5, 2003, and the related Letter of Transmittal. Copies of these documents will be mailed to holders of TIMET's convertible preferred securities. Completion of the tender offer is conditioned upon certain terms and conditions described in the Offer to Purchase. Subject to applicable law, Valhi may waive any condition applicable to the tender offer, and Valhi may extend or otherwise amend the tender offer. The tender offer may only be made pursuant to the Offer to Purchase and the accompanying Letter of Transmittal. The 1 million shares covered by the tender offer represent approximately 25% of the aggregate number of TIMET's convertible preferred securities outstanding. Contran and Mr. Simmons' spouse currently own approximately 42% of the outstanding convertible preferred securities, and they have each indicated that they do not intend to tender their securities to Valhi in the tender offer. Funds to purchase any securities validly tendered will be provided by Valhi's cash on hand or its existing credit availability.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At March 31, 2003, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $29.2 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2008, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($13.6 million in 2003) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

o NL discloses percentage changes in its average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. TIMET discloses percentage changes in its average mill and melted product selling prices excluding the effects of changes in product mix. In addition, TIMET also discloses percentage changes in its average mill product selling prices in billing currencies, as further adjusted to exclude the effects of changes in product mix. In each case, such percentage changes are disclosed to facilitate period-to-period comparisons. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. Depending on the composition of changes in product mix, the percentage change in average selling prices excluding the affect of changes in product mix can be higher, or lower, than such percentage change would be using the actual product mix prevailing during the respective periods.

o TIMET discloses its net cash position (as defined above), or its net debt position, as applicable, to aid in analyzing its liquidity position.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to the 2002 Annual Report for descriptions of certain legal proceedings.

     In April 2003, the U.S. Equal Employment Opportunity Commission and TIMET agreed in principle on the terms of settlement of the previously-reported litigation U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation. TIMET currently expects the agreement in principle will be finalized during the second quarter of 2003.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the previously-described mistrial in this case in October 2002. A hearing to determine the scope and timing of a new trial is scheduled for May 2003.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In April 2003, defendants filed a motion for summary judgment in this previously-described case. The court has not yet ruled on the motion. The case is scheduled for trial in October 2003.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In April 2003, the court of appeals denied defendants' motion to dismiss plaintiffs' appeal as interlocutory, allowing the appeal in this previously-described case to proceed on behalf of the four plaintiff families.

     Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In April 2003, the court denied defendants' motion for summary judgment in this previously-described case.

     Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0235-CICI). In April 2003, NL was served with the complaint in this previously-described case. The case has been removed to federal court.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In April 2003, NL was served with the complaint in this previously-described case. The case has been removed to federal court.

     Stewart v. NL Industries,  Inc., et al.  (Circuit Court of LeFlore  County,
Mississippi,  Civil  Action  No.  2002-0266-CICI).   In  March  2003,  plaintiff
requested court approval to dismiss this previously-described case voluntarily.

     Herd v. ASARCO, et al. (District Court in and for Ottawa County, Oklahoma, Case No. CJ-2001-443). Plaintiffs have moved that the claims in this previously-described case involving alleged personal injury resulting from defendants' mining wastepiles in and around Picher, Oklahoma, consolidated for discovery with four other cases (Reeves v. ASARCO et al., Case No. CJ-02-8; Carr v. ASARCO et al., Case No. CJ-02-59; Edens v. ASARCO et al., Case No. CJ-02-245; and Koger v. ASARCO et al., Case No. CJ-02-284.), be consolidated for trial with those four cases. Trial is scheduled for August 2003. Plaintiffs have moved to dismiss their negligence claims. Defendants have moved for summary judgment. NL understands that plaintiffs' counsel may file additional claims on behalf of additional plaintiffs.

     Pulliam, et al. v. NL Industries, Inc., et al, (Superior Court, Marion County, Indiana, No. 49F12-0104-CT-001301). In April 2003, the court dismissed this previously-described case with prejudice. The time for plaintiffs to appeal has not yet expired.

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           10.1 - Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003.

           99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

           Reports on Form 8-K for the quarter ended March 31, 2003.

           February 11, 2003 - Reported Item 9.
           February 12, 2003 - Reported Item 9.
           February 17, 2003 - Reported Item 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       VALHI, INC.
                                            ---------------------------------
                                                     (Registrant)



Date   May 13, 2003                          By /s/ Bobby D. O'Brien
       ----------------                         ------------------------------
                                                Bobby D. O'Brien
                                                Vice President, Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial Officer)



Date   May 13, 2003                          By /s/ Gregory M. Swalwell
       -----------------                        ------------------------------
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



Date: May 13, 2003

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



Date: May 13, 2003

/s/ Bobby D. O'Brien
Bobby D. O'Brien
Vice President, Chief Financial Officer and Treasurer