Form 10-Q
period 2003-06-30
VALHI INC /DE/
filed 2003-08-11
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2003           Commission file number 1-5467
                      -----------------                                ------




                                  VALHI, INC.
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
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


Number of shares of the Registrant's  common stock outstanding on July 31, 2003:
119,441,578.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2002 and June 30, 2003                       3

                 Consolidated Statements of Income -
                  Three months and six months ended June 30, 2002 and 2003  5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2002 and 2003                   7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2003                            8

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2003                   9

                 Notes to Consolidated Financial Statements                11

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     29

  Item 4.        Controls and Procedures                                   46

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                        48

  Item 4.  Submission of Matters to a Vote of Security Holders             49

  Item 6.        Exhibits and Reports on Form 8-K.                         49

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                  December 31,      June 30,
                                                          2002            2003
                                                      ------------      --------

Current assets:
  Cash and cash equivalents ....................      $   94,679      $   77,108
  Restricted cash equivalents ..................          52,489          25,649
  Marketable securities ........................           9,717          10,676
  Accounts and other receivables ...............         170,623         212,224
  Refundable income taxes ......................           3,161          26,692
  Receivable from affiliates ...................           3,947             492
  Inventories ..................................         239,533         231,156
  Prepaid expenses .............................          15,867           8,428
  Deferred income taxes ........................          14,114          14,216
                                                      ----------      ----------

      Total current assets .....................         604,130         606,641
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         179,582         173,306
  Investment in affiliates .....................         155,549         154,366
  Receivable from affiliate ....................          18,000          16,000
  Loans and other receivables ..................         111,255         113,871
  Mining properties ............................          16,545          15,209
  Prepaid pension costs ........................          17,572          17,209
  Unrecognized net pension obligations .........           5,561           6,439
  Goodwill .....................................         364,994         371,602
  Other intangible assets ......................           4,413           4,139
  Deferred income taxes ........................           1,934            --
  Other ........................................          31,120          24,742
                                                      ----------      ----------

      Total other assets .......................         906,525         896,883
                                                      ----------      ----------

Property and equipment:
  Land .........................................          31,725          34,483
  Buildings ....................................         180,311         201,382
  Equipment ....................................         677,268         734,870
  Construction in progress .....................          12,605          18,326
                                                      ----------      ----------
                                                         901,909         989,061
  Less accumulated depreciation ................         337,783         392,847
                                                      ----------      ----------

      Net property and equipment ...............         564,126         596,214
                                                      ----------      ----------

                                                      $2,074,781      $2,099,738
                                                      ==========      ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY             December 31,       June 30,
                                                        2002             2003
                                                    ------------       --------

Current liabilities:
  Current maturities of long-term debt .......     $     4,127      $     5,974
  Accounts payable ...........................         108,970           88,766
  Accrued liabilities ........................         149,466          116,697
  Payable to affiliates ......................          20,122           21,142
  Income taxes ...............................           8,344            7,082
  Deferred income taxes ......................           3,627            2,170
                                                   -----------      -----------

      Total current liabilities ..............         294,656          241,831
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         605,740          640,535
  Accrued pension costs ......................          54,930           57,003
  Accrued OPEB costs .........................          45,474           39,462
  Accrued environmental costs ................          50,660           69,758
  Deferred income taxes ......................         255,735          236,543
  Other ......................................          31,984           29,177
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,044,523        1,072,478
                                                   -----------      -----------

Minority interest ............................         120,846          101,572
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,262            1,340
  Additional paid-in capital .................          47,657          117,880
  Retained earnings ..........................         629,773          634,836
  Accumulated other comprehensive income:
    Marketable securities ....................          84,264           85,251
    Currency translation .....................         (35,590)         (15,716)
    Pension liabilities ......................         (36,961)         (37,220)
  Treasury stock .............................         (75,649)        (102,514)
                                                   -----------      -----------

      Total stockholders' equity .............         614,756          683,857
                                                   -----------      -----------

                                                   $ 2,074,781      $ 2,099,738
                                                   ===========      ===========



Commitments and contingencies (Notes 11 and 14)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                           Three months ended            Six months ended
                                                 June 30,                     June 30,
                                             2002         2003         2002         2003
                                             ----         ----         ----         ----

Revenues and other income:
  Net sales ...........................   $ 279,051    $ 317,393    $ 532,798    $ 622,779
  Other, net ..........................      16,793        8,221       31,733       16,823
                                          ---------    ---------    ---------    ---------

                                            295,844      325,614      564,531      639,602
                                          ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of sales .......................     222,651      245,505      424,046      481,604
  Selling, general and administrative .      43,666       67,042       90,715      123,387
  Interest ............................      15,930       14,710       30,363       29,129
                                          ---------    ---------    ---------    ---------

                                            282,247      327,257      545,124      634,120
                                          ---------    ---------    ---------    ---------

                                             13,597       (1,643)      19,407        5,482
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")      (2,717)      (1,106)     (14,557)      (3,880)
  Other ...............................         (14)        (184)         312          500
                                          ---------    ---------    ---------    ---------

    Income (loss) before income taxes .      10,866       (2,933)       5,162        2,102

Provision for income taxes (benefit) ..       1,591      (25,381)         394      (23,372)

Minority interest in after-tax earnings       2,903        4,669        2,107        6,099
                                          ---------    ---------    ---------    ---------

    Income before cumulative effect of
     change in accounting principle ...       6,372       17,779        2,661       19,375

Cumulative effect of change in
 accounting principle .................        --           --           --            586
                                          ---------    ---------    ---------    ---------

    Net income ........................   $   6,372    $  17,779    $   2,661    $  19,961
                                          =========    =========    =========    =========

Pro forma income before cumulative
 effect of change in accounting
 principle* ...........................   $   6,362    $  17,779    $   2,640    $  19,375
                                          =========    =========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


                                                           Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                           2002          2003          2002           2003
                                                           ----          ----          ----           ----

Basic and diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle ..................   $       .05   $       .15   $       .02   $       .16
  Cumulative effect of change in
   accounting principle ............................          --            --            --             .01
                                                       -----------   -----------   -----------   -----------

    Net income .....................................   $       .05   $       .15   $       .02   $       .17
                                                       ===========   ===========   ===========   ===========

  Pro forma income before cumulative
   effect of change in accounting
   principle* ......................................   $       .05   $       .15   $       .02   $       .16
                                                       ===========   ===========   ===========   ===========

Cash dividends per share ...........................   $       .06   $       .06   $       .12   $       .12
                                                       ===========   ===========   ===========   ===========

Shares used in the calculation of per share amounts:
  Basic earnings per common share ..................       115,257       120,165       115,250       119,225
  Dilutive impact of outstanding stock
   options .........................................           357           167           517           153
                                                       -----------   -----------   -----------   -----------

  Diluted earnings per share .......................       115,614       120,332       115,767       119,378
                                                       ===========   ===========   ===========   ===========




















* Assumes Statement of Financial Accounting Standards No. 143 had been adopted as of January 1, 2002. See Note 13.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2002 and 2003

                                 (In thousands)



                                                           2002          2003
                                                           ----          ----

Net income .........................................     $  2,661      $ 19,961
                                                         --------      --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment .................        1,881           987

  Currency translation adjustment ..................       38,649        19,874

  Pension liabilities adjustment ...................       (2,213)         (259)
                                                         --------      --------

    Total other comprehensive income, net ..........       38,317        20,602
                                                         --------      --------

      Comprehensive income .........................     $ 40,978      $ 40,563
                                                         ========      ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2003

                                 (In thousands)


                                        Additional          Accumulated other comprehensive income                 Total
                                Common   paid-in    Retained  Marketable  Currency     Pension     Treasury    stockholders'
                                stock    capital    earnings  securities translation liabilities     stock        equity
                                -----    -------    --------  ---------- ----------- -----------     -----        ------

Balance at December 31, 2002   $1,262   $ 47,657   $ 629,773    $84,264   $(35,590)   $(36,961)   $ (75,649)   $ 614,756

Net income .................     --         --        19,961       --         --          --           --         19,961

Dividends ..................     --         --       (14,898)      --         --          --           --        (14,898)

Other comprehensive income
 (loss), net ...............     --         --          --          987     19,874        (259)        --         20,602

Merger transactions - Valhi
 shares issued to acquire
 Tremont shares attributable
 to:
  Tremont minority interest        48     50,926        --         --         --          --           --         50,974
  NL's holdings of Tremont .       30     19,219        --         --         --          --        (19,249)        --

Adjust treasury stock for
 Valhi shares held by NL ...     --         --          --         --         --          --         (7,616)      (7,616)

Other, net .................     --           78        --         --         --          --           --             78
                               ------   --------   ---------    -------   --------    --------    ---------    ---------

Balance at June 30, 2003 ...   $1,340   $117,880   $ 634,836    $85,251   $(15,716)   $(37,220)   $(102,514)   $ 683,857
                               ======   ========   =========    =======   ========    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2002 and 2003

                                 (In thousands)



                                                                2002         2003
                                                                ----         ----

Cash flows from operating activities:
  Net income ..............................................   $  2,661    $ 19,961
  Depreciation, depletion and amortization ................     29,936      35,531
  Securities transaction gains, net .......................     (1,915)       (537)
  Proceeds from disposal of marketable securities (trading)      8,659          50
  Non-cash interest expense ...............................      2,031       1,176
  Deferred income taxes ...................................      4,753     (22,163)
  Minority interest .......................................      2,107       6,099
  Other, net ..............................................     (7,388)     (4,496)
  Equity in:
    TIMET .................................................     14,557       3,880
    Other .................................................       (312)       (500)
  Cumulative effect of change in accounting principle .....       --          (586)
  Distributions from:
    Manufacturing joint venture ...........................      2,250         800
    Other .................................................        361        --
                                                              --------    --------

                                                                57,700      39,215

  Change in assets and liabilities:
    Accounts and other receivables ........................    (17,993)    (32,773)
    Inventories ...........................................     69,096      25,292
    Accounts payable and accrued liabilities ..............    (60,190)    (10,556)
    Accounts with affiliates ..............................     (6,366)     16,659
    Income taxes ..........................................     (3,270)    (23,928)
    Other, net ............................................      4,749       5,354
                                                              --------    --------

        Net cash provided by operating activities .........     43,726      19,263
                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures ....................................    (19,973)    (18,372)
  Purchases of:
    TIMET common stock ....................................       --          (977)
    TIMET debt securities .................................       --          (158)
    NL common stock .......................................     (3,272)       --
    Business unit .........................................     (9,149)       --
  Collection of loans to affiliate ........................       --         2,000
  Change in restricted cash equivalents, net ..............        421         695
  Other, net ..............................................      2,505       1,272
                                                              --------    --------

        Net cash used by investing activities .............    (29,468)    (15,540)
                                                              --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2002 and 2003

                                 (In thousands)


                                                            2002          2003
                                                            ----          ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ........................................   $ 319,275    $ 22,106
    Principal payments ................................    (266,945)    (16,293)
    Deferred financing costs paid .....................      (9,342)       (416)
  Loans from affiliate:
    Loans .............................................       7,135       4,594
    Repayments ........................................      (9,225)    (15,043)
  Valhi dividends paid ................................     (13,915)    (14,898)
  Distributions to minority interest ..................      (4,907)     (3,531)
  Other, net ..........................................       1,096         253
                                                          ---------    --------

      Net cash provided (used) by financing activities       23,172     (23,228)
                                                          ---------    --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities .......      37,430     (19,505)
  Currency translation ................................       3,431       1,934
  Business unit acquired ..............................         196        --
Cash and equivalents at beginning of period ...........     154,413      94,679
                                                          ---------    --------

Cash and equivalents at end of period .................   $ 195,470    $ 77,108
                                                          =========    ========


Supplemental disclosures:
  Cash paid for:
    Interest, net of amounts capitalized ..............   $  32,332    $ 29,370
    Income taxes, net .................................       9,811       8,886

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents .........................   $     196    $   --
    Restricted cash equivalents .......................       2,685        --
    Goodwill and other intangible assets ..............       9,007        --
    Other non-cash assets .............................       1,259        --
    Liabilities .......................................      (3,998)       --
                                                          ---------    --------

    Cash paid .........................................   $   9,149    $   --
                                                          =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2002 and 2003, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In the fourth quarter of 2002, NL commenced accounting for its stock options using the variable accounting method of APBO No. 25, which requires the intrinsic value of all unexercised stock options (including stock options with an exercise price at least equal to the market price on the date of grant) to be accrued as an expense, with subsequent increases (decreases) in NL's market price resulting in recognition of additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was nil in each of the second quarter and first six months of 2002, and net compensation expense recognized by the Company was $500,000 and nil in the second quarter and first six months of 2003, respectively.

     The following  table  presents what the Company's  consolidated  net income
(loss), and related per share amounts, would have been in the 2002 and 2003 periods presented if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                           Three months ended   Six months ended
                                                June 30,              June 30,
                                              2002     2003      2002      2003
                                              ----     ----      ----      ----
                                           (In millions, except per share amounts)

Net income as reported ...................   $  6.4   $ 17.8    $  2.7   $ 20.0

Adjustments, net of applicable
 income tax effects and minority
 interest, of stock-based employee
 compensation expense determined:
  Under APBO No. 25 ......................     --         .3      --       --
  Under SFAS No. 123 .....................      (.6)     (.4)     (1.3)     (.8)
                                             ------   ------    ------   ------

Pro forma net income .....................   $  5.8   $ 17.7    $  1.4   $ 19.2
                                             ======   ======    ======   ======

Basic and diluted net income per share:
  As reported ............................   $  .05   $  .15    $  .02   $  .17
  Pro forma ..............................      .05      .15       .01      .16

Note 2 -       Business segment information:

                                % owned at
  Business segment                Entity                   June 30, 2003

  Chemicals             NL Industries, Inc.                      85%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists LLC            90%
  Titanium metals       TIMET                                    41%

     The Company's ownership of NL includes 64% owned directly by Valhi and 21% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi. The Company's ownership of TIMET includes 40% owned directly by Tremont LLC and 1% owned directly by Valhi. During the first six months of 2003, the Company acquired additional shares of TIMET common stock in market transactions for an aggregate of $977,000, increasing the Company's ownership of TIMET to 41% at June 30, 2003. NL (NYSE: NL), CompX (NYSE: CIX), and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

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

                                         Three months ended    Six months ended
                                               June 30,             June 30,
                                           2002       2003      2002      2003
                                           ----       ----      ----      ----
                                          (In millions, except per share amounts)

Net sales:
  Chemicals ............................   $226.9    $266.6    $429.3    $519.6
  Component products ...................     51.1      49.7      99.6     100.7
  Waste management .....................      1.1       1.1       3.9       2.5
                                           ------    ------    ------    ------

    Total net sales ....................   $279.1    $317.4    $532.8    $622.8
                                           ======    ======    ======    ======

Operating income:
  Chemicals ............................   $ 21.7    $ 31.7    $ 41.0    $ 62.4
  Component products ...................      2.2        .9       4.3       2.2
  Waste management .....................     (2.1)     (3.6)     (4.1)     (5.6)
                                           ------    ------    ------    ------

    Total operating income .............     21.8      29.0      41.2      59.0

General corporate items:
  Interest and dividend income .........      8.4       8.0      16.9      16.3
  Securities transaction gains, net ....     --          .2       1.9        .5
  Legal settlements, net ...............       .5        .7       2.4        .7
  Foreign currency transaction gain ....      6.3      --         6.3      --
  Gain on disposal of fixed assets .....      1.6      --         1.6      --
  General expenses, net ................     (9.0)    (24.8)    (20.5)    (41.9)
Interest expense .......................    (16.0)    (14.7)    (30.4)    (29.1)
                                           ------    ------    ------    ------
                                             13.6      (1.6)     19.4       5.5
Equity in:
  TIMET ................................     (2.7)     (1.1)    (14.5)     (3.9)
  Other ................................     --         (.2)       .3        .5
                                           ------    ------    ------    ------

    Income (loss) before income taxes ..   $ 10.9    $ (2.9)   $  5.2    $  2.1
                                           ======    ======    ======    ======


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

     For financial reporting purposes, the Tremont shares previously held by NL (either directly or indirectly through NL's ownership interest in Tremont Group) were already considered as part of the Valhi consolidated group's ownership of Tremont to the extent of Valhi's ownership interest in NL. Therefore, that portion of such Tremont shares was not considered as held by the Tremont minority stockholders. As a result, the Valhi shares issued to NL in the merger transactions described above were deemed to have been issued in exchange for the Tremont shares held by the Tremont minority interest only to the extent that Valhi did not have an ownership interest in NL. At June 30, 2003, NL and its subsidiaries owned an aggregate of 4.7 million shares of Valhi common stock, including 3.5 million shares received by NL in the merger transactions described above and 1.2 million shares previously acquired by NL. As discussed in the 2002 Annual Report, the amount shown as treasury stock in the Company's consolidated balance sheet for financial reporting purposes includes the Company's proportional interest in the shares of Valhi common stock held by NL. Accordingly, a portion of the 3.5 million shares of Valhi common stock issued to NL in the merger transactions were reported as treasury stock, and were not deemed to have been issued in exchange for Tremont shares held by the minority interest, since they represent shares issued to "acquire" the portion of the Tremont shares already held directly or indirectly by NL that were considered as part of the Valhi consolidated group's ownership of Tremont.

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

                                                                                                              Equivalent
                                                                                            Tremont             Valhi
                                                                                             shares         shares(1)

 Valhi shares issued to NL in exchange for NL's ownership
  interest in Tremont Group:
   Valhi shares issued to NL(2)                                                                            3,495,200

   Less shares deemed Valhi has issued to itself based
    on Valhi's ownership interest in NL                                                                   (2,957,288)
                                                                                                          ----------

                                                                                                             537,912
                                                                                                          ----------
 Valhi shares issued to the Tremont stockholders:

   Total number of Tremont shares outstanding                                            6,424,858

   Less Tremont shares held by Tremont Group and Valhi(3)                               (5,146,421)
                                                                                        ----------

                                                                                         1,278,437         4,346,686
                                                                                        ==========

 Less fractional shares converted into cash                                                                   (1,758)

 Less shares deemed Valhi has issued to itself based on
  Valhi's ownership interest in NL(4)                                                                        (23,494)
                                                                                                           ---------

                                                                                                           4,321,434
                                                                                                           ---------
    Net Valhi shares issued to acquire the Tremont
     minority interest                                                                                     4,859,346
                                                                                                           =========

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


                                                   Valhi
                                                   shares           Assigned
                                                   issued             value
                                                 ----------           -----
                                                         (In millions)

Net Valhi shares issued                           4,859,346           $51.0
                                                  =========

Plus cash fees and expenses                                             0.9
                                                                      -----

    Total purchase price                                              $51.9
                                                                      =====

     The purchase price has been allocated based upon a preliminary estimate of the fair value of the net assets acquired as follows:



                                                                     Amount
                                                                  (In millions)

Book value of historical minority interest in Tremont's net
 assets acquired                                                      $28.7

Remaining purchase price allocation:
  Increase property and equipment to fair value                         3.5
  Increase mining properties to fair value                               .5
  Reduce Tremont's accrued OPEB costs to accumulated benefit
   obligations                                                          4.4
  Adjust deferred income taxes                                          8.9
  Goodwill                                                              5.9
                                                                      -----

    Purchase price                                                    $51.9
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

     Assuming the merger transactions had been completed as of January 1, 2002, the Company would have reported net income of $1.3 million, or $.01 per diluted share, in the first six months of 2002. Such pro forma effect on the Company's reported net income in the first six months of 2003 was not material.

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At June 30, 2003, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis in such shares of $44.8 million).

Note 3 -       Marketable securities:

                                                         December 31,    June 30,
                                                            2002           2003
                                                            ----           ----
                                                              (In thousands)

Current assets:
  Restricted debt securities (available-for-sale) ....     $  9,670     $ 10,676
  Halliburton Company common stock (trading) .........           47         --
                                                           --------     --------

                                                           $  9,717     $ 10,676
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................        9,232        3,099
  Other common stocks ................................          350          207
                                                           --------     --------

                                                           $179,582     $173,306
                                                           ========     ========


Note 4 - Accounts and other receivables:

                                                    December 31,      June 30,
                                                       2002             2003
                                                    ------------      --------
                                                           (In thousands)

Accounts receivable ..........................       $ 174,644        $ 218,116
Notes receivable .............................           2,221              416
Accrued interest .............................             114               13
Allowance for doubtful accounts ..............          (6,356)          (6,321)
                                                     ---------        ---------

                                                     $ 170,623        $ 212,224
                                                     =========        =========

Note 5 -       Inventories:

                                                     December 31,      June 30,
                                                        2002             2003
                                                     ------------      -------
                                                            (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,077         $ 34,641
  Component products .........................            6,573            8,155
                                                       --------         --------
                                                         60,650           42,796
                                                       --------         --------
In process products:
  Chemicals ..................................           15,936           16,980
  Component products .........................           12,602           12,149
                                                       --------         --------
                                                         28,538           29,129
                                                       --------         --------
Finished products:
  Chemicals ..................................          109,978          115,506
  Component products .........................           12,296           10,182
                                                       --------         --------
                                                        122,274          125,688
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,071           33,543
                                                       --------         --------

                                                       $239,533         $231,156
                                                       ========         ========

Note 6 -       Accrued liabilities:

                                                      December 31,     June 30,
                                                         2002            2003
                                                      ------------     --------
                                                            (In thousands)

Current:
  Employee benefits ..........................         $ 43,534         $ 42,653
  Environmental costs ........................           57,496           25,640
  Deferred income ............................            6,018              781
  Interest ...................................              317              446
  Other ......................................           42,101           47,177
                                                       --------         --------

                                                       $149,466         $116,697
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 16,416         $ 15,489
  Employee benefits ..........................           10,409            9,124
  Deferred income ............................            1,875              820
  Asset retirement obligations ...............            1,665            1,431
  Other ......................................            1,619            2,313
                                                       --------         --------

                                                       $ 31,984         $ 29,177
                                                       ========         ========


        The asset retirement obligations are discussed in Note 13.

Note 7 - Other assets:

                                                      December 31,      June 30,
                                                         2002             2003
                                                      ------------      -------
                                                              (In thousands)

Investment in affiliates:
  TIMET:
    Common stock ...............................        $ 12,920        $ 11,874
    Debt securities ............................            --               163
                                                        --------        --------
                                                          12,920          12,037

  TiO2 manufacturing joint venture .............         130,009         129,209
  Other ........................................          12,620          13,120
                                                        --------        --------

                                                        $155,549        $154,366
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          27,910          30,506
  Other ........................................           5,566           3,781
                                                        --------        --------
                                                         113,476         114,287

  Less current portion .........................           2,221             416
                                                        --------        --------

  Noncurrent portion ...........................        $111,255        $113,871
                                                        ========        ========

Other noncurrent assets:
  Deferred financing costs .....................        $ 10,588        $ 10,669
  Refundable insurance deposits ................           1,864           1,918
  Waste disposal operating permits .............           1,754           1,368
  Restricted cash equivalents ..................           2,158             780
  Other ........................................          14,756          10,007
                                                        --------        --------

                                                        $ 31,120        $ 24,742
                                                        ========        ========


     At June 30, 2003, the Company held 1.3 million shares of TIMET common stock with a quoted market price of $32.10 per share, or an aggregate of $42 million.

     At June 30, 2003, TIMET reported total assets of $564.4 million and stockholders' equity of $144.1 million. TIMET's total assets at such date include current assets of $276.4 million, property and equipment of $242.2 million and investment in joint ventures of $21.8 million. TIMET's total liabilities at such date include current liabilities of $106.9 million, long-term debt of $9.3 million, accrued OPEB and pension costs aggregating $75.1 million and convertible preferred securities (excluding deferred distributions) of $201.2 million.

     During the first six months of 2003, TIMET reported net sales of $201.1 million, an operating loss of $10.2 million and a loss before cumulative effect of a change in accounting principle of $19.8 million (2002 - net sales of $198.7 million, an operating loss of $11.7 million and a loss before cumulative effect of change in accounting principle of $48.4 million).

     During the first six months of 2003, the Company purchased 14,700 shares of TIMET's 6.625% convertible preferred securities (with an aggregate liquidation amount of $735,000) for an aggregate cost of $158,000, including expenses. Such shares represent less than 1% of the aggregate 4 million convertible preferred securities that are outstanding. Each share of TIMET's convertible preferred securities is convertible into .1339 shares of TIMET's common stock. TIMET has the right to defer payments of distributions on the convertible preferred securities for up to 20 consecutive quarters, although distributions continue to accrue at the coupon rate during the deferral period on the liquidation amount and any unpaid distributions. In October 2002, TIMET exercised such deferral rights starting with the quarterly distribution payable in December 2002. The convertible preferred securities mature in 2026, and do not require any amortization prior to maturity. TIMET may currently redeem the convertible preferred securities, at its option, for 102.65% of liquidation amount, declining to 100% in December 2006 and thereafter. The convertible preferred securities are accounted for as available-for-sale marketable securities carried at estimated fair value. At June 30, 2003, the amortized cost basis of the convertible preferred securities approximated their carrying amount, and Contran held an additional 1.7 million shares of such convertible preferred securities.

Note 8 - Other income:

                                                           Six months ended
                                                                June 30,
                                                         2002            2003
                                                         ----            ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest .....................         $16,930         $ 16,329
  Securities transactions, net ...............           1,915              537
                                                       -------         --------

                                                        18,845           16,866

Legal settlement gains, net ..................           2,355              650
Noncompete agreement income ..................           2,000              333
Currency transactions, net ...................           3,890           (4,465)
Pension settlement gain ......................             677             --
Other, net ...................................           3,966            3,439
                                                       -------         --------

                                                       $31,733         $ 16,823
                                                       =======         ========

Note 9 - Long-term debt:

                                                      December 31,      June 30,
                                                         2002             2003
                                                      ------------      -------
                                                              (In thousands)

Valhi:
  Snake River Sugar Company ....................        $250,000        $250,000
  Revolving bank credit facility ...............            --             5,000
                                                        --------        --------

                                                         250,000         255,000
                                                        --------        --------

Subsidiaries:
  Kronos International:
    Senior Secured Notes .......................         296,942         325,784
    Bank credit facility .......................          27,077          34,293
  CompX bank credit facility ...................          31,000          30,000
  Valcor Senior Notes ..........................           2,431            --
  Other ........................................           2,417           1,432
                                                        --------        --------

                                                         359,867         391,509
                                                        --------        --------

                                                         609,867         646,509

Less current maturities ........................           4,127           5,974
                                                        --------        --------

                                                        $605,740        $640,535
                                                        ========        ========

     In February 2003, the Company redeemed the Valcor Senior Notes at par. In March 2003, NL borrowed euro 15 million ($16.1 million when borrowed) under its revolving bank credit facility, and in April 2003 NL repaid kroner 80 million ($11.0 million when repaid) under such facility.

Note 10 - Accounts with affiliates:

                                                         December 31,    June 30,
                                                             2002          2003
                                                         ------------    -------
                                                              (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .............       $ 3,481       $  --
  Other ............................................           466           492
                                                           -------       -------

                                                           $ 3,947       $   492
                                                           =======       =======

Noncurrent receivable from affiliate -
 loan to Contran family trust ......................       $18,000       $16,000
                                                           =======       =======

Payables to affiliates:
  Valhi demand loan from Contran ...................       $11,171       $   722
  Income taxes payable to Contran ..................          --          10,699
  Louisiana Pigment Company ........................         7,614         8,291
  Contran - trade items ............................         1,292         1,420
  Other, net .......................................            45            10
                                                           -------       -------

                                                           $20,122       $21,142
                                                           =======       =======

Note 11 - Provision for income taxes (benefit):

                                                               Six months ended
                                                                   June 30,
                                                                2002       2003
                                                                ----       ----
                                                                 (In millions)

Expected tax expense .......................................    $ 1.8     $  .7
Refund of prior-year German taxes ..........................     --       (24.6)
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies .............       .3        .4
Non-U.S. tax rates .........................................      (.7)      (.5)
Change in deferred income tax valuation allowance, net .....     (1.5)      (.4)
U.S. state income taxes, net ...............................       .1        .7
Other, net .................................................       .4        .3
                                                                -----     -----

                                                                $  .4     $(23.4)
                                                                =====     =====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Income before cumulative effect of change
   in accounting principle .................................    $  .4     (23.4)
  Cumulative effect of change in accounting principle ......     --          .3
  Other comprehensive income:
    Marketable securities ..................................      1.3        .8
    Currency translation ...................................      3.2       2.7
    Pension liabilities ....................................     (1.5)     --
                                                                -----     -----

                                                                $ 3.4     $(19.6)
                                                                =====     =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o    NL's  and  NL's  majority-owned  subsidiary,  NL  Environmental  Management
     Services, Inc. ("EMS") 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, NL anticipated that the IRS would propose a substantial tax deficiency, including penalties and interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, no penalties will be assessed and final settlement with the IRS is to be reached through negotiation and, if necessary, through a specified arbitration procedure. NL anticipates that settlement of the matter will likely occur in 2004, resulting in payments of federal and state tax and interest ranging from $33 million to $45 million.
     Additional payments in later years may be required as part of the settlement. NL believes it has provided adequate accruals to cover the currently expected range of settlement outcomes.

o NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10 million ($12 million at June 30, 2003). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003, NL received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to approximate euro 13 million ($15 million). NL believes the proposed assessment related to 1999 is without merit, and in April 2003 NL filed a written response in opposition to the notification of intent to assess.

o NL has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to 1998 through 2000. NL has objected to this proposed assessment in a written response to the Norwegian tax authorities.

o In the first quarter of 2003, NL was notified by the German federal fiscal court that they had ruled in NL's favor concerning a claim for refund suit in which NL sought refunds of prior taxes paid during the periods 1990 through 1997. NL has filed certain amended German tax returns and expects to file additional amended German tax returns claiming such refunds for all years affected by the court's decision, which is expected to result in an estimated total net refund of taxes and interest equivalent to approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded to NL a portion of the total anticipated refund. The portion received in July was euro 21.5 million ($24.6 million at June 30, 2003 exchange rates). NL has reflected this tax refund in its second quarter of 2003 results of operations. NL expects to receive the remaining refunds over the next six to nine months, a portion of which may result in an additional income tax benefit.

No assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 12 - Minority interest:

                                                   December 31,          June 30,
                                                      2002                2003
                                                   ------------          -------
                                                           (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 40,880           $ 45,957
CompX International ......................             44,539             46,902
Tremont Corporation ......................             26,911               --
Subsidiaries of NL .......................              8,516              8,713
                                                     --------           --------

                                                     $120,846           $101,572
                                                     ========           ========

                                                          Six months ended
                                                              June 30,
                                                       2002              2003
                                                       ----              ----
                                                            (In thousands)

Minority interest in income (loss) before
 cumulative effect of change in
 accounting principle:
NL Industries ............................           $ 3,550            $ 5,886
CompX International ......................               676                272
Tremont Corporation ......................            (2,489)              (217)
Subsidiaries of NL .......................               370                158
                                                     -------            -------

                                                     $ 2,107            $ 6,099
                                                     =======            =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported through June 30, 2003.

     Subsequent to February 2003, following completion of the merger of Valhi and Tremont discussed in Note 2, the Company no longer reports minority interest in Tremont's net assets or net earnings (losses).

     Minority interest in NL's subsidiaries relates to NL's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 14.

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
                                                                           ====


     The increase in the asset retirement obligations from January 1, 2003 ($1.3 million) to June 30, 2003 ($1.4 million) is due to accretion expense, which is reported as a component of cost of goods sold in the accompanying statement of operations. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligations would have been $1.1 million and $1.2 million at January 1, 2002 and June 30, 2002, respectively.

Note 14 - Commitments and contingencies:

     Lead pigment litigation - NL.

     Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association have been named as defendants in various legal proceedings seeking damages for personal injury and property damage allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These legal proceedings seek recovery under a variety of theories, including public and private nuisance, negligent product design, failure to warn, strict liability, breach of warranty, conspiracy/concert of action, enterprise liability, market share liability, intentional tort, and fraud and misrepresentation.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Most of these legal proceedings are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. Considering NL's previous involvement in the lead and lead pigment businesses, there can be no assurance that additional litigation similar to that currently pending will not be filed, and there can be no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

        Environmental matters and litigation.

     General. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At June 30, 2003, no receivables for recoveries have been recognized.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of potentially responsible parties ("PRPs") and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     NL. Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") or similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At June 30, 2003, NL had accrued $88 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $125 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries.

     At June 30, 2003, NL had $24 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted balances declined by approximately $28 million in the second quarter of 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of NL's previously-reported Granite City, Illinois lead smelter site. NL may have to pay up to an additional $700,000 related to this site upon completion of an EPA audit of certain response costs. No further material expenditures related to this site are expected to be made.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($1.4 million at June 30, 2003) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at June 30, 2003 for any such cost. The amount accrued at June 30, 2003 represents Tremont's best estimate of the costs to be incurred through 2004 with respect to the interim remediation measures.

     TIMET. At June 30, 2003, TIMET had accrued approximately $3.8 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

     Other. The Company has also accrued approximately $6 million at June 30, 2003 in respect of other environmental cleanup matters, including amounts related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     Reference is made to the 2002 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a discussion of certain other legal proceedings.

     In May 2003, the parties reached an agreement in the previously-reported Finnsugar Bioproducts, Inc. v. The Amalgamated Sugar Company LLC, et al. pursuant to which, among other things, all prior disputes were settled on mutually-agreeable terms. As part of the settlement agreement, (i) Finnsugar entered into a covenant not to sue Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, and Amalgamated Research's current and future licensees and/or sublicensees, for infringement under all claims of certain specified patents and (ii) this case, and a previously-reported related case (Finnsugar Bioproducts, Inc. v. The Monitor Sugar Company) to which the Company was not a party, were both dismissed with prejudice.

     In May  2003,  trial  was  held  in  the  previously-reported  Gutierrez  -
Palmenberg, Inc. vs. Waste Control Specialists, LLC, and resulted in a stipulated judgment against Waste Control Specialists for $464,000, including interest and attorney fees.

     In June 2003, TIMET settled its previously-reported litigation U.S. Equal Employment Opportunity Commission v. Titanium Metals Corporation. The amount paid by TIMET to settle this litigation was not material.

     In June 2003, NL was served with a complaint in Rhines, et al. v. A.O. Smith, et al. (Circuit Court of Covington County, Mississippi, Civil Action No. 2002-191C). This case was brought on behalf of approximately 3,593 plaintiffs against approximately 265 defendants, alleging injury as a result of exposure to asbestos.

     In June 2003, the court dismissed as moot the previously-reported case In Re Tremont Corporation Shareholders Litigation. The court retained jurisdiction of this action for the purpose of determining plaintiffs' application for an award of counsel fees and reimbursement of expenses. In August 2003, plaintiffs' counsel filed an application for fees and expenses in the aggregate amount of $300,000. Defendants intend to vigorously contest any award of counsel fees or reimbursement of expenses.

     In June 2003, Valhi was served with a complaint in Ken Bigham, et al. v. Valhi, Inc. et al. (No. GN302008, 126th Judicial District, District Court of Travis County, Texas). Plaintiffs allege, among other things, that defendants breached duties of loyalty owed to plaintiffs with respect to their investment in Waste Control Specialists and that defendants committed acts not in good faith. Plaintiffs seek, among other things, unspecified damages and reimbursement of expenses. Valhi believes, and understands that each of the other defendants believes, that the allegations are without merit, and Valhi intends, and understands that each of the other defendants intend, to contest the action vigorously. In July 2003, defendants filed a motion to transfer venue with respect to all of a portion of the action to Dallas County, Texas. A hearing on defendants' motion is scheduled for September 2003.

     NL's Belgian subsidiary and various of its Belgian employees are the subject of an investigation by Belgian authorities relating to an accident resulting in two fatalities that occurred in NL's Belgian facility in October 2000. The investigation stage, which could ultimately result in civil and criminal sanctions against NL, was completed in 2002. In May 2003, the Belgian authorities referred the proceedings against NL's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. The matter has been set for trial in October 2003.

     Other matters.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, TIMET accrued $1.5 million for this matter in 2002. Through June 30, 2003, TIMET has reimbursed the issuer approximately $600,000 under this bond. At this time, one claimant has submitted minor claims under the second bond. TIMET has made immaterial payments to this claimant, and TIMET does not currently anticipate additional claimants with respect to this bond. Accordingly, TIMET has recorded no accrual for any potential claims that could be filed under the second bond. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of June 30, 2003, TIMET had $2.2 million accrued for pending and potential future claims associated with certain standard grade titanium produced by TIMET, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon purchased from an outside vendor. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. This amount does not represent the maximum possible loss (which is not possible for TIMET to estimate at this time) and may be periodically revised in the future as more facts become known. As of June 30, 2003, TIMET has received claims aggregating approximately $5.0 million and has made settlement payments aggregating $600,000. Pending claims are being investigated and negotiated. TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. There is no assurance that all potential claims have been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. In April 2003, TIMET received notice that the silicon supplier had filed a voluntary bankruptcy petition under Chapter 11. TIMET is currently investigating what effect, if any, this bankruptcy may have on TIMET's potential recovery. TIMET has not recorded any recoveries related to this matter as of June 30, 2003.

Note 15 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, beginning in the third quarter of 2003. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No 46), the interpretation is complex, and the staff of the FASB continues to provide implementation guidance, and therefore the impact of adopting the consolidation requirements of FIN No. 46 has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $17.8 million, or $.15 per diluted share, in the second quarter of 2003 compared to income of $6.4 million, or $.05 per diluted share, in the second quarter of 2002. Excluding the effects of the items summarized in the table below, the Company would have reported a net loss of $.02 per diluted share in the second quarter of 2003 compared to net income of $.01 per diluted share in the second quarter of 2002. For the first six months of 2003, the Company reported income before cumulative effect of change in accounting principle of $19.4 million, or $.16 per diluted share, compared to income of $2.7 million, or $.02 per diluted share, in the first six months of 2002. Excluding the effects of the items summarized in the table below, the Company would have reported a loss before cumulative effect of change in accounting principle of $.01 per diluted share in the first six months of 2003 compared to income of $.01 per diluted share in the first six months of 2002.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the 2002 and 2003 periods presented. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2002 Annual Report.

                                            Income before cumulative effect of change in
                                                       accounting principle -
                                                    diluted earnings per share -
                                              Three months ended  Six months ended
                                                    June 30,        June 30,
                                                 2002    2003     2002     2003
                                                 ----    ----     ----     ----

German income tax benefit (1) ...............    $--     $.17     $--      $.17

Equity in earnings of TIMET-impairment
 provision (2) ..............................     --      --      (.05)     --

Foreign currency transaction gain (3) .......     .04     --       .04      --

Legal settlement gains, net (4) .............     --      --       .01      --

Securities transaction gains, net ...........     --      --       .01      --

Other, net ..................................     .01    (.02)     .01     (.01)
                                                 ----    ----     ----     ----

                                                 $.05    $.15     $.02     $.16
                                                 ====    ====     ====     ====

(1)  NL's German claim for refund suit.

(2) TIMET's provisions for other than temporary declines in value of the convertible preferred securities of Special Metals Corporation.

(3) NL's foreign currency transaction gain related to the extinguishment of certain NL intercompany indebtedness.

(4) Settlements NL reached with certain of its principal former insurance carriers.

     Total operating income increased 33% in the second quarter of 2003 compared to the same period in 2002, and increased 43% in the first six months of 2003 compared to the first six months of 2002, due to higher chemical earnings at NL, offset in part by lower component products operating income at CompX and a higher operating loss at Waste Control Specialists.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customer's current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    Potential difficulties in integrating completed acquisitions,
o    The ability of the Company to renew or refinance credit facilities,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
o    Possible future litigation.

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

Chemicals

     Selling prices for TiO2, NL's principal product, were generally decreasing during the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the third and fourth quarters of 2002 and the first quarter of 2003 and were generally flat during the second quarter of 2003. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos, Inc.

                            Three months ended           Six months ended
                                 June 30,          %         June 30,          %
                            ------------------           ----------------
                             2002      2003      Change  2002      2003      Change
                             ----      ----      ------  ----      ----      ------
                                         (In millions, except percentages)

Net sales ..............    $226.9    $266.6      +18%  $429.3    $519.6      +21%
Operating income .......      21.7      31.7      +46%    41.0      62.4      +52%


     Chemicals sales and operating income increased in 2003 compared to the same periods of 2002 due primarily to higher average selling prices for titanium dioxide pigments ("TiO2") and higher TiO2 production volumes, partially offset by higher operating costs (particularly for energy). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in billing currencies in the second quarter of 2003 were 7% higher than the second quarter of 2002, with the greatest improvement in European and export markets, and were 6% higher in the first six months of 2003 compared to the first six months of 2002. Expressed in U.S. dollars computed using actual foreign currency exchange rates prevailing during the periods, NL's average TiO2 selling prices in the second quarter of 2003 were 19% higher than the second quarter of 2002, and were 18% higher in the first six months of 2003 compared to the same period of 2002.

     NL's TiO2 sales volumes in the second quarter of 2003 decreased 1% compared to the record second quarter of 2002. NL's TiO2 sales volumes in the first six months of 2003, a new record for NL, were 2% higher than the first six months of 2002. NL's TiO2 production volumes in the second quarter of 2003 were 6% higher than the second quarter of 2002, and were 8% higher in the first six months of 2003 compared to the same period of 2002, with operating rates at near full capacity in both the 2003 and 2002 periods. NL's TiO2 production volumes in the second quarter of 2003 were an all-time quarterly record for NL, and NL's TiO2 production volumes in the first six months of 2003 were an all-time first half record for NL as well.

     NL expects its TiO2 operating income in 2003 will be higher than 2002, primarily due to higher average TiO2 selling prices, slightly higher TiO2 sales volumes and higher Ti02 production volumes, partially offset by higher operating costs, particularly for energy. NL's TiO2 production volumes in 2003 are expected to be higher than NL's TiO2 sales volumes in 2003, with NL's finished inventories rising modestly. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the market place, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     NL has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, NL's average TiO2 selling prices in the second quarter of 2003 increased 19% compared to the second quarter of 2002 (a 2% increase compared to the first quarter of 2003), and such average selling prices were up 18% in the first six months of 2003 compared to the same period in 2002.
Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro and the Canadian dollar, increased TiO2 sales in the second quarter and first six months of 2003 by a net $27.7 million and $54.4 million, respectively, compared to the same periods in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net decrease in NL's operating income in the second quarter and first six months of 2003 of $600,000 and $2.4 million, respectively.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $5.8 million in the first six months of 2002 and approximately $7.4 million in the first six months of 2003 as compared to amounts separately reported by NL.

Component products

                            Three months ended          Six months ended
                                  June 30,        %         June 30,             %
                            ------------------          -----------------
                                2002    2003     Change   2002     2003       Change
                                ----    ----     ------   ----     ----       ------
                                        (In millions, except percentages)

Net sales ................    $ 51.1   $ 49.7      - 3   $ 99.6   $100.7      + 1%
Operating income .........       2.2       .9     -60%      4.3      2.2      -48%


     Component products sales were slightly lower in the second quarter of 2003 compared to the second quarter of 2002 due primarily to lower sales volumes of slide products, partially offset by the favorable effect of fluctuations in foreign currency exchange rates. Component product sales were slightly higher in the first six months of 2003 compared to the same period in 2002 as the favorable effect of fluctuations in foreign currency exchange rates more than offset the unfavorable effect of lower volumes in ergonomic products. Sales of slide and security products decreased 4% and 2%, respectively, in the second quarter of 2003 compared to the second quarter of 2002 (with a year-to-date increase of 4% for slides, while security products were flat). Sales of ergonomic products in the second quarter and first six months of 2003 decreased 4% and 9%, respectively, due principally to lower sales volumes.

     Despite the increase in sales in the first six months of 2003, operating income declined due primarily to unfavorable changes in product mix (with a lower mix of higher-margin ergonomic product sales) and expenses associated with the consolidation of CompX's two Canadian facilities into one facility, as well as the unfavorable effect of fluctuations in foreign currency exchange rates discussed below. Expenses associated with the Canadian plant consolidation, which commenced in the first quarter of 2003, were approximately $800,000 during the first six months of 2003 (including $400,000 in the second quarter). Benefits associated with this consolidation are expected to begin to be realized in the second half of 2003.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the second quarter and first six months of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted component products sales comparisons with the same periods of 2002 (principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted component products operating income comparisons for the same periods. Excluding the effects of currency, component products sales would have decreased 7%, and operating income would have declined only 19%, in the second quarter of 2003 compared to the same period in 2002. Excluding the effects of currency, component products sales would have decreased 3%, and operating income would have declined only 11%, in the first six months of 2003 compared to the first six months of 2002.

     While CompX believes signs of an economic recovery are beginning to surface in the overall economy, CompX has not experienced a strengthening in its customer orders as of the end of the second quarter of 2003. For the remainder of the year, CompX does not expect this situation will change significantly since a majority of CompX's customers are in the office furniture industry, which tends to lad behind the overall economy in a recovery. Additionally, the European office furniture industry experienced continued economic decline in the spring of 2003 that has put added pressure on CompX's operating results. In response to current economic conditions, CompX continues to focus on improving lean manufacturing efficiency and cost improvement initiatives as well as pursuit of business opportunities for its products outside of the office furniture industry. In addition, due to continued challenges of its European operations, CompX is currently undergoing an analysis of cost saving initiatives and strategic alternatives with respect to its European operations. This analysis, which is currently expected to be completed by the end of the third quarter of 2003, may result in charges for asset impairment, including goodwill, and other restructuring charges during the second half of 2003. CompX believes its balance sheet, which has enabled spending on growth and profitability improvement initiatives despite the difficulties of the market environment, continues to provide CompX with the ability to take advantage of new business opportunities as they arise.

Waste management

                                     Three months ended        Six months ended
                                          June 30,                 June 30,
                                       2002        2003        2002         2003
                                       ----        ----        ----         ----
                                                   (In millions)

Net sales ......................       $1.1        $1.1        $3.9        $2.5
Operating income ...............       (2.1)       (3.6)       (4.1)       (5.6)

     Waste management sales decreased, and the operating loss increased, in the second quarter and first six months of 2003 compared to the same periods of 2002 due to continued weak demand for waste management services as well as costs incurred in 2003 related to certain licensing activities. Waste Control Specialists' continued emphasis on cost controls helped to mitigate the effect of lower sales. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business that, if obtained, could increase its sales, and decrease its operating loss, in the second half of 2003 as compared to the first half of the year.

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

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists currently expects to apply for such a disposal license with the applicable regulatory agency in the first half of 2004. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before the end of 2006. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists is continuing its attempts to increase its sales volumes from waste streams that conform to authorizations it currently has in place. Waste Control Specialists is also continuing to identify certain waste streams, and attempting to obtain modifications to its current permits, that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation, even if Waste Control Specialists is unsuccessful in obtaining a license for the disposal of a broad range of low-level and mixed radioactive wastes. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. There can be no assurance that the Company would not report a loss with respect to any such strategic transaction.

Equity in earnings of TIMET

                                         Three months ended     Six months ended
                                               June 30,             June 30,
                                              2002    2003      2002       2003
                                              ----    ----      ----       ----
                                                      (In millions)

TIMET historical:
  Net sales .............................   $ 94.3   $101.8    $198.7    $201.1

  Operating loss ........................   $ (7.0)  $ (2.1)   $(11.7)   $(10.2)
  Impairment of convertible preferred
   securities ...........................     --       --       (27.5)     --
  Other general corporate, net ..........      (.3)     (.2)      (.8)      (.7)
  Interest expense ......................      (.7)     (.5)     (1.5)     (1.2)
                                            ------   ------    ------    ------
                                              (8.0)    (2.8)    (41.5)    (12.1)


  Income tax benefit (expense) ..........      (.6)    --          .8       (.5)
  Minority interest .....................     (3.7)    (3.6)     (7.7)     (7.2)
                                            ------   ------    ------    ------

    Loss before cumulative effect of



Equity in losses of TIMET ...............   $ (2.7)  $ (1.1)   $(14.5)   $ (3.9)
                                            ======   ======    ======    ======

     TIMET reported higher sales, and a lower operating loss, in the second quarter and first six months of 2003 compared to the same periods of 2002. During the second quarter of 2003, TIMET's mill product sales volumes increased 2% compared to the second quarter of 2002, and sales volumes of melted products increased 109%. The improvement in melted products sales volumes reflects new customer relationships, share gains and changes in product mix. TIMET's average selling prices in billing currencies for its mill products in the second quarter of 2003 (as adjusted to exclude the effect of changes in product mix) were 8% lower than the second quarter of 2002, and such average selling prices for melted products declined 13%. Expressed in U.S. dollars computed using actual foreign currency exchange rates prevailing during the periods, TIMET's average selling prices for mill products (as adjusted to exclude the effect of changes in product mix) decreased 2% in the second quarter of 2003 compared to the second quarter of 2002. Substantially all of TIMET's melted products are sold in U.S. dollars.

     During the first six months of 2003, TIMET's mill product sales volumes decreased 7% compared to the first six months of 2002, while sales volumes of melted products increased 80%. TIMET's average selling prices in billing currencies for its mill products in the first six months of 2003 (as adjusted to exclude the effect of changes in product mix) were 7% lower than the first six months of 2002, and such average selling prices for melted products declined 13%. Expressed in U.S. dollars computed using actual foreign currency exchange rates prevailing during the periods, TIMET's average selling prices for mill products (as adjusted to exclude the effect of changes in product mix) decreased 2% in the first six months of 2003 compared to the first six months of 2002.

     The percentage changes in TIMET's average selling prices for its melted and mill products discussed above have been calculated to exclude the effect of changes in product mix during the respective periods. Expressed in U.S. dollars and based upon TIMET's actual product mix during the respective periods, TIMET's average selling prices for mill products in the second quarter of 2003 decreased 3% compared to the second quarter of 2002, and average selling prices for its melted products decreased 16% (year-to-date increase of 2% for mill products, and year-to-date decrease of 16% for melted products).

     TIMET's operating results in the second quarter of 2003 were favorably impacted by improved average plant operating rates, which were approximately 59% of capacity during the second quarter of 2003 compared to 56% during the second quarter of 2002. During the first six months of 2003, TIMET's average plant operating rates declined to 55% of capacity compared to 60% during the first six months of 2002. TIMET's operating results in 2003 were also favorably impacted by the effect of TIMET's cost reduction efforts.

     TIMET's results in the first six months of 2002 include a first quarter $27.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation. In addition, TIMET's effective income tax rate in both the 2002 and 2003 periods varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria.

     As previously discussed in the 2002 Annual Report, imports of certain titanium products into the U.S. are generally subject to a 15% tariff. In July 2003, the United States government denied a petition previously filed by the Government of Kazakhstan that would have allowed titanium sponge to be imported duty free into the U.S. from Kazakhstan and Russia. TIMET's Nevada sponge operations represent the last remaining titanium sponge production of any size in the U.S. As a result, the normal 15% tariff will continue to apply to all imports of titanium sponge into the U.S. However, titanium wrought products imported into the U.S. from Russia carry no import tariff, and a action on petition filed by TIMET seeking removal of duty-free treatment for such imports has been deferred.

     The commercial airline industry business environment continues to face many challenges. The weak economy and the uncertainties surrounding the recent war in Iraq, as well as the potential threat of further terrorist attacks, have extended the down cycle in the commercial airline market. Further, the outbreak of the Severe Acute Respiratory Syndrome ("SARS") virus in Asia has also negatively impacted demand for commercial air travel to that region. However, with the SARS virus seemingly under control, commercial air traffic results appear to be headed in a positive direction, although still well below pre-September 11, 2001 levels. The Airline Monitor, a leading aerospace publication, forecasts that the major U.S. airlines will lose nearly $6.5 billion in 2003 after incurring $11 billion in losses in 2002. In addition, The Airline Monitor's most recent forecast (published in July 2003) of large commercial aircraft deliveries projects deliveries by Boeing and Airbus to be 580 airplanes in 2003, decreasing 8% to 535 deliveries in 2004 and forecast to reach a low-point of 475 deliveries in 2005, an 18% decrease from estimated 2003 levels. The Airline Monitor delivery projections do not reach 2003 levels again until 2007.

     TIMET currently expects that its sales for the full year 2003 will be approximately $375 million to $395 million, principally as a result of expected increased volumes for melted products and the favorable effect from the weakening of the U.S. dollar compared to the euro and the British pound sterling, offset in part by slightly lower sales volumes for mill products and lower pricing for melted products. TIMET's mill product sales volumes in 2003 are expected to approximate 8,700 metric tons, which reflects a 2% decrease from 2002 levels. Melted product sales volumes in 2003 are expected to approximate 4,250 metric tons, which reflects a 77% increase over 2002 levels. These melted products volume gains are due in part to new customer relationships, share gains at certain customers, increased military aerospace business and, to a lesser extent, a shift in purchasing preference by certain customers in favor of ingot and away from wrought products. TIMET expects demand for titanium will soften during the second half of 2003 and continue to soften into 2004.

     TIMET's operating margins are affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture a significant portion of its titanium sponge requirements in 2003.

     TIMET expects the aggregate cost of purchased sponge to remain relatively stable in 2003. TIMET is experiencing higher prices for certain types of scrap but has mitigated those increased costs by utilizing other cheaper raw material inputs. Overall, TIMET expects its capacity utilization should average approximately 54% in 2003. However, TIMET's practical capacity utilization measures can vary significantly based on product mix. TIMET has implemented a number of actions to reduce its manufacturing costs, including supplier price concessions and implementing stringent spending controls and programs to improve manufacturing yields. These cost reduction efforts have improved gross margins, and TIMET now expects that its gross margins will be about 2% for the year.


     TIMET currently anticipates that Boeing will purchase about 1.2 million pounds of product in 2003 under its long-term supply agreement with TIMET. At this projected order level, TIMET expects to recognize about $24 million of income under the take-or-pay provisions of such supply agreement in 2003, substantially all of which is expected to be recognized in the third and fourth quarters of 2003 ($500,000 was recognized in the second quarter of 2003). Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     TIMET anticipates its effective consolidated income tax rate will be significantly below the U.S. statutory rate, because it does not expect to record any income tax benefit on U.S. or U.K. losses generated in 2003.

     TIMET expects to report an operating loss in 2003 of $5 million to $15 million, and a net loss of $25 million to $35 million.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $4.1 million and $4.0 million in the first six months 2002 and 2003, respectively.

     The Company periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At June 30, 2003, the Company's net carrying value of its investment in TIMET was $9.15 per share compared to a NYSE market price at that date of $32.10 per share. The Company will continue to monitor and evaluate the value of its investment in TIMET. In the event the Company determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, the Company would report a write-down at that time.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased in the second quarter and first six months of 2003 compared to the same periods of 2002 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2003 compared to same periods in 2002 due primarily to a lower amount of funds available for investment and lower average interest rates.

     Securities transactions. Securities transaction gains in the first six months of 2003 relate principally to a first quarter gain of $316,000 related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company). See Note 2 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in the second quarter and first six months of 2003 were higher than the same periods of 2002 due primarily to higher environmental remediation expenses of NL (principally related to one formerly-owned site of NL for which the remediation process is expected to occur over the next several years) and higher legal expenses of NL. Such environmental and legal expenses are included in selling, general and administrative expenses. In addition, NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was being recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ending in January 2003 ($2 million recognized in the first six months of 2002 and $333,000 recognized in the first six months of
2003). See Note 8 to the Consolidated Financial Statements. Net general corporate expenses in calendar 2003 are currently expected to be higher during then calendar 2002, in part due to the effect of recognizing no more income related to NL's non-compete agreement as well as higher expected legal and environmental expenses of NL.

     Interest expense. Interest expense declined in the second quarter and first six months of 2003 as compared to the same periods in 2002 due primarily to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of NL and lower average interest rates on NL indebtedness. Assuming interest rates do not increase significantly from current levels, interest expense in the remainder of 2003 is expected to continue to approximate the amounts for the same periods in 2002.

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

     During the first six months of 2003, NL reduced its deferred income tax asset valuation allowance by approximately $400,000, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at June 30, 2003.

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

     Accounting principle newly adopted in 2003. See Note 13 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. Changes in assets and liabilities can significantly affect comparisons of cash flow from operating activities from period to period and generally result from the timing of production, sales, purchases and income tax payments. For example, relative changes in assets and liabilities resulted in a net use of cash of $20 million in the first six months of 2003 compared to a net use of cash of $14 million in the first six months of 2002, with substantially all of such relative change related to NL's operations.

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

     Investing and financing activities. Approximately 75% of the Company's consolidated capital expenditures in the first six months of 2003 relate to NL, 23% relate to CompX and substantially all of the remainder relate to Waste Control Specialists.

     During the first six months of 2003, (i) the Company purchased additional shares of TIMET common stock for $977,000, and the Company purchased a nominal number of shares of TIMET's convertible preferred securities for $158,000 and
(ii) NL collected $2 million of its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements.

     During the first six months of 2003, (i) Valhi repaid a net $10.4 million of its short-term demand loans from Contran, (ii) CompX repaid a net $1 million under its revolving bank credit facility and (iii) NL borrowed an aggregate of euro 15 million ($16 million when borrowed) of borrowings under its European revolving bank credit facility and NL repaid kroner 80 million ($11 million when repaid) under such facility.

     At June 30, 2003, unused credit available under existing credit facilities approximated $183.4 million, which was comprised of $17.5 million available to CompX under its new revolving credit facility, $57.0 million available to NL under non-U.S. credit facilities, $45.0 million available to NL under its U.S. credit facility and $63.9 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At June 30, 2003, NL had cash, cash equivalents and marketable debt securities of $93 million, including restricted balances of $38 million, and NL had $102 million available for borrowing under its U.S. and non-U.S. credit facilities.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 14 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 14 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills that would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills that would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     At June 30, 2003, NL had the equivalent of approximately $470 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. On August 1, 2003 the German federal government proposed new tax law amendments that would limit the annual utilization of income tax loss carryforwards, to become effective in 2004. This proposal is similar to a proposal the German federal government introduced in 2002 that was never enacted. There can be no assurance that these proposed law amendments will be enacted and, if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect NL's future income tax expense and cash tax payments.

     In August 2003, NL announced that its board of directors had approved a plan to distribute to its shareholders one share of common stock of its wholly-owned subsidiary, Kronos, Inc., for every two shares of NL common stock held. Approximately 23.85 million shares of Kronos common stock would be distributed, representing approximately 48.9% of Kronos' outstanding shares. The plan would also involve a recapitalization of Kronos through Kronos' distribution of a $200 million promissory note payable by Kronos to NL immediately prior to the distribution of the shares of Kronos common stock. Kronos has filed a Form 10 registration statement with the SEC relating to the distribution of its common stock. Kronos intends to apply for listing of its shares of common stock on the New York Stock Exchange. NL currently expects the distribution will occur in the fourth quarter of 2003. Completion of the distribution would have no impact on the Company's consolidated financial position, results of operations or cash flows.


     NL periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, issue additional securities, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals industry or other industries, as well as the acquisition of interests in related entities. In the event of any such transaction, NL may consider using its then-available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

Component products - CompX International

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its new bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures and debt service requirements for the foreseeable future. CompX suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using its then-available cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

     At June 30, 2003, Waste Control Specialists' indebtedness consists principally of $26.1 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in November 2004. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2003 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At June 30, 2003, TIMET had $135 million of borrowing availability under its various U.S. and European credit agreements. TIMET presently expects to generate $40 million to $50 million in cash flow from operations during 2003, principally driven by reductions in working capital, especially inventory, and the deferral of distributions on the convertible preferred securities, as discussed below. TIMET received the 2003 advance of $27.7 million ($28.5 million less $800,000 for 2002 subcontractor purchases) from Boeing in early January 2003.

     See Note 14 to the Consolidated Financial Statements for certain legal proceedings, environmental matters and other contingencies associated with TIMET. While TIMET's management, including internal counsel, currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's consolidated results of operations or cash flows in a particular period.

     At June 30, 2003, TIMET had 4,024,820 shares outstanding of its 6.625% convertible preferred securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions will continue to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. TIMET may consider resuming payment of distributions on the convertible preferred securities once the outlook for TIMET's results from operations improves substantially.

     TIMET periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, its alternative uses of capital, debt service requirements, the cost of debt and equity capital, and estimated future operating cash flows. As a result of this process, TIMET has in the past, or in light of its current outlook, may in the future seek to raise additional capital, modify its common and preferred dividend policies, restructure ownership interests, incur, refinance or restructure indebtedness, repurchase shares of capital stock or debt securities, sell assets, or take a combination of such steps or other steps to increase or manage its liquidity and capital resources. In the normal course of business, TIMET investigates, evaluates, discusses and engages in acquisition, joint venture, strategic relationship and other business combination opportunities in the titanium, specialty metal and other industries. In the event of any future acquisition or joint venture opportunities, TIMET may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Tremont LLC

     See Note 14 to the Consolidated Financial Statements for certain legal proceedings and environmental matters with respect to Tremont.

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, collateralized by 10.2 million shares of NL common stock owned by Tremont. The new facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At June 30, 2003, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries and affiliates (NL, CompX, Waste Control Specialists and TIMET). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. At NL's current $.20 per share quarterly rate, and based on the 40.4 million NL shares held directly or indirectly by Valhi at June 30, 2003 (including the 10.2 million NL shares now held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual regular dividends from NL of approximately $32.3 million. In the second quarter of 2003, CompX suspended its regular quarterly dividend of $.125 per share. TIMET is currently prohibited from paying dividends on its common stock due to its election to defer payment of interest on its convertible securities.

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

     At June 30, 2003, Valhi had $5.4 million of parent level cash and cash equivalents, had $5 million outstanding under its revolving bank credit agreement and had $722,000 of short-term demand loans payable to Contran. In addition, Valhi had $63.9 million of borrowing availability under its bank credit facility.

     In May 2003, Valhi purchased 14,700 shares of TIMET's convertible preferred securities at a cash price of $10 per share pursuant to a previously-reported tender offer.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At June 30, 2003, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $30.5 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2008, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($13.6 million in 2003) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     The Company also maintains a system of internal controls over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that: o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to (i) the 2002 Annual Report, (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and (iii)
Note 14 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for descriptions of certain legal proceedings, which information is incorporated herein by reference.

     County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657). In July 2003, the trial court granted defendants' motion to dismiss all remaining claims in this previously-described case. The time for appeal has not yet run.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In June 2003, the court set April 5, 2004 as the date for the retrial of Phase I of this previously-described case.

     Lewis et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In June 2003, the appellate court affirmed the dismissal of five of the six counts of plaintiffs' complaint in this previously-described case, but reversed the dismissal of the conspiracy count. The time for appeal has not yet run.

     Borden, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). In June 2003, plaintiffs and defendants jointly moved the court to vacate the previously-described October 2003 trial date.

     Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In June 2003, the court set a trial date of September 13, 2004 in this previously-described case.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In June 2003, plaintiff appealed the trial court's grant of summary judgment for defendants in this previously-described case.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim in this previously-described case. Defendants' renewed motion to dismiss and motion for summary judgment are pending. Plaintiffs have moved the Court to set an October 2003 trial date.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In May 2003, the court vacated the previously-described October 2003 trial date. In July 2003, the court granted defendants' motion for summary judgment. The time for appeal has not yet run.

     Justice et al. v Sherwin-Williams, et al. (Superior Court of California, County of San Francisco, No. 314686). This previously-described case has been voluntarily dismissed without prejudice by plaintiffs.

     Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs' motion for class certification is pending in this previously-described case.

     Herd v. ASARCO, et al. (Case No. CJ-2001-443), Reeves v. ASARCO, et al. (Case No. CJ-02-8), Carr v. ASARCO, et al. (Case No. CJ-02-59), Edens v. ASARCO et al. (Case No. CJ-02-245), and Koger v. ASARCO et al. (Case No. CJ-02-284). In May 2003, NL was voluntarily dismissed with prejudice by plaintiffs from these previously-described cases.

     Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). In June 2003, NL was served with a complaint in this purported class action on behalf of two classes of persons living in the Picher/Cardin, Oklahoma, area: (1) a medical monitoring class of persons who have lived in the area since 1994; and (2) a property owner class of residential, commercial and government property owners. Plaintiffs are nine individuals and, in their official capacities, the Mayor of Picher and the Chairman of the Picher/Cardin School Board. Plaintiffs allege causes of action in trespass and nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages.

     Crawford, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al.
v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. Asarco Incorporated, et al. (Case No. CJ-03-308) (all in the District Court in and for Ottawa County, State of Oklahoma). In July 2003, NL was served with complaints in these five cases asserting personal injuries due to exposure to lead from mining waste on behalf of, respectively, two, four, two, three, and four children. Each complaint alleges causes of action in negligence, strict liability, nuisance, and attractive nuisance; and each seeks $20 million in compensatory and $20 million in punitive damages. NL intends to answer each complaint denying all liability and to defend itself vigorously.

     United States of America v. NL Industries, Inc., et al., (United States District Court for the Southern District of Illinois, Civ. No. 91-CV 00578). In May 2003, the court entered the previously-described consent decree between the United States and NL involving NL's former Granite City, Illinois lead smelter site. Pursuant to the consent decree, in June 2003 NL paid $30.8 million to the United States, and NL will pay up to an additional $.7 million upon completion of an EPA audit of certain response costs.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Valhi's 2003 Annual Meeting of Stockholders was held on May 21, 2003. Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 98.0% of the
119.4 million common shares eligible to vote at the Annual Meeting.


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               31.1   -  Certification

               31.2   -  Certification

               32.1   -  Certification.

               The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2003.

               May 1, 2003 - Reported Items 7 and 9. May 5, 2003 - Reported Items 7 and 9. May 21, 2003 - Reported Items 7 and 9. June 3, 2003 - Reported Items 7 and 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALHI, INC.
                                          (Registrant)



Date   August 11, 2003        By /s/ Bobby D. O'Brien
     -------------------         ------------------------------
                                 Bobby D. O'Brien
                                 Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial Officer)



Date   August 11, 2003        By /s/ Gregory M. Swalwell
     -------------------         ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)