Form 10-Q
period 2003-09-30
VALHI INC /DE/
filed 2003-11-14
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2003      Commission file number 1-5467




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



Number of shares of the Registrant's common stock outstanding on October 31, 2003: 119,441,578.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page
                                                                    number

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets -
            December 31, 2002 and September 30, 2003                 3

           Consolidated Statements of Operations -
            Three months and nine months ended
            September 30, 2002 and 2003                              5

           Consolidated Statements of Comprehensive
            Income - Nine months ended
            September 30, 2002 and 2003                              7

           Consolidated Statement of Stockholders' Equity -
            Nine months ended September 30, 2003                     8

           Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2002 and 2003            9

           Notes to Consolidated Financial Statements                11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     29

  Item 4.  Controls and Procedures                                   49

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                        50

  Item 6.  Exhibits and Reports on Form 8-K.                         50

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                    December 31,   September 30,
                                                           2002            2003
                                                          ------          ------

Current assets:
  Cash and cash equivalents ....................      $   94,679      $   89,051
  Restricted cash equivalents ..................          52,489          22,358
  Marketable securities ........................           9,717           8,212
  Accounts and other receivables ...............         170,623         209,638
  Refundable income taxes ......................           3,161           1,667
  Receivable from affiliates ...................           3,947           6,013
  Inventories ..................................         239,533         232,746
  Prepaid expenses .............................          15,867           9,723
  Deferred income taxes ........................          14,114          14,526
                                                      ----------      ----------

      Total current assets .....................         604,130         593,934
                                                      ----------      ----------

Other assets:
  Marketable securities ........................         179,582         173,699
  Investment in affiliates .....................         155,549         152,540
  Receivable from affiliate ....................          18,000          16,000
  Loans and other receivables ..................         111,255         115,413
  Mining properties ............................          16,545          14,951
  Prepaid pension costs ........................          17,572          17,249
  Unrecognized net pension obligations .........           5,561           6,439
  Goodwill .....................................         364,994         371,623
  Other intangible assets ......................           4,413           3,990
  Deferred income taxes ........................           1,934             236
  Other ........................................          31,120          24,376
                                                      ----------      ----------

      Total other assets .......................         906,525         896,516
                                                      ----------      ----------

Property and equipment:
  Land .........................................          31,725          33,660
  Buildings ....................................         180,311         201,085
  Equipment ....................................         677,268         741,006
  Construction in progress .....................          12,605          23,370
                                                      ----------      ----------
                                                         901,909         999,121
  Less accumulated depreciation ................         337,783         408,114
                                                      ----------      ----------

      Net property and equipment ...............         564,126         591,007
                                                      ----------      ----------

                                                      $2,074,781      $2,081,457
                                                      ==========      ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY             December 31,     September 30,
                                                       2002              2003
                                                      ------            ------

Current liabilities:
  Current maturities of long-term debt .......     $     4,127      $       627
  Accounts payable ...........................         108,970           72,308
  Accrued liabilities ........................         149,466          135,237
  Payable to affiliates ......................          20,122           11,200
  Income taxes ...............................           8,344            9,087
  Deferred income taxes ......................           3,627            2,144
                                                   -----------      -----------

      Total current liabilities ..............         294,656          230,603
                                                   -----------      -----------

Noncurrent liabilities:
  Long-term debt .............................         605,740          612,358
  Accrued pension costs ......................          54,930           54,360
  Accrued OPEB costs .........................          45,474           38,555
  Accrued environmental costs ................          50,660           68,074
  Deferred income taxes ......................         255,735          254,029
  Other ......................................          31,984           29,830
                                                   -----------      -----------

      Total noncurrent liabilities ...........       1,044,523        1,057,206
                                                   -----------      -----------

Minority interest ............................         120,846          104,350
                                                   -----------      -----------

Stockholders' equity:
  Common stock ...............................           1,262            1,340
  Additional paid-in capital .................          47,657          117,858
  Retained earnings ..........................         629,773          636,249
  Accumulated other comprehensive income:
    Marketable securities ....................          84,264           85,687
    Currency translation .....................         (35,590)         (12,102)
    Pension liabilities ......................         (36,961)         (37,220)
  Treasury stock .............................         (75,649)        (102,514)
                                                   -----------      -----------

      Total stockholders' equity .............         614,756          689,298
                                                   -----------      -----------

                                                   $ 2,074,781      $ 2,081,457
                                                   ===========      ===========



Commitments and contingencies (Notes 11 and 14)

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                               Three months ended            Nine months ended
                                                                  September 30,                September 30,
                                                               2002          2003          2002           2003
                                                               ----          ----          ----           ----

Revenues and other income:
  Net sales                                                   $284,110      $295,986       $816,908       $918,765
  Other, net                                                    12,340        15,642         44,073         32,465
                                                              --------      --------       --------       --------

                                                               296,450       311,628        860,981        951,230
                                                              --------      --------       --------       --------

Costs and expenses:
  Cost of sales                                                224,151       226,097        648,197        707,701
  Selling, general and administrative                           50,485        53,563        141,200        176,950
  Interest                                                      15,033        14,693         45,396         43,822
                                                              --------      --------       --------       --------

                                                               289,669       294,353        834,793        928,473
                                                              --------      --------       --------       --------

                                                                 6,781        17,275         26,188         22,757
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")                        (17,153)          185        (31,710)        (3,695)
  Other                                                            (14)          177            298            677
                                                              --------      --------       --------       --------

    Income (loss) before income taxes                          (10,386)       17,637         (5,224)        19,739

Provision for income taxes (benefit)                            (2,101)        6,328         (1,707)       (17,044)

Minority interest in after-tax earnings                         (1,172)        2,447            935          8,546
                                                              --------      --------       --------       --------

    Income (loss) before cumulative
     effect of change in accounting
     principle                                                  (7,113)        8,862         (4,452)        28,237

Cumulative effect of change in
 accounting principle                                             -             -              -               586
                                                              --------      --------       --------       --------

    Net income (loss)                                         $ (7,113)     $  8,862       $ (4,452)      $ 28,823
                                                              ========      ========       ========       ========

Pro forma income (loss) before
 cumulative effect of change in
 accounting principle*                                        $ (7,119)     $  8,862       $ (4,479)      $ 28,237
                                                              ========      ========       ========       ========

                          VALHI, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


                                                               Three months ended            Nine months ended
                                                                  September 30,                September 30,
                                                               2002          2003          2002           2003
                                                               ----          ----          ----           ----

Basic and diluted earnings per share:
  Income (loss) before cumulative
   effect of change in accounting
   principle                                                $  (.06)      $   .07        $  (.04)     $   .23
  Cumulative effect of change in
   accounting principle                                        -             -              -             .01
                                                            -------       -------        -------      -------

    Net income (loss)                                       $  (.06)      $   .07        $  (.04)     $   .24
                                                            =======       =======        =======      =======

  Pro forma income (loss) before
   cumulative effect of change in
   accounting principle*                                    $  (.06)      $   .07        $  (.04)     $   .23
                                                            =======       =======        =======      =======

Cash dividends per share                                    $   .06       $   .06        $   .18      $   .18
                                                            =======       =======        =======      =======

Shares used in the calculation of per share amounts:
  Basic earnings per common share                           115,583       120,166        115,361      119,539
  Dilutive impact of outstanding stock
   options                                                     -              201           -             169
                                                            -------       -------        -------      -------

  Diluted earnings per share                                115,583       120,367        115,361      119,708
                                                            =======       =======        =======      =======




















* Assumes Statement of Financial Accounting Standards No. 143 had been adopted as of January 1, 2002. See Note 13.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2002 and 2003

                                 (In thousands)



                                                           2002           2003
                                                           ----           ----

Net income (loss) ..................................     $ (4,452)     $ 28,823
                                                         --------      --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment .................         (185)        1,423

  Currency translation adjustment ..................       35,587        23,488

  Pension liabilities adjustment ...................       (2,213)         (259)
                                                         --------      --------

    Total other comprehensive income, net ..........       33,189        24,652
                                                         --------      --------

      Comprehensive income .........................     $ 28,737      $ 53,475
                                                         ========      ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2003

                                 (In thousands)


                                                           Accumulated other comprehensive income
                                            Additional   --------------------------------------------                  Total
                                    Common    paid-in    Retained  Marketable  Currency    Pension       Treasury   stockholders'
                                    stock     capital    earnings  securities translation liabilities     stock        equity
                                    ------   --------    --------  ---------- ----------- -----------    --------   -------------

Balance at December 31, 2002 ....   $1,262   $ 47,657   $ 629,773    $84,264   $(35,590)   $(36,961)   $ (75,649)   $ 614,756

Net income ......................     --         --        28,823       --         --          --           --         28,823

Dividends .......................     --         --       (22,347)      --         --          --           --        (22,347)

Other comprehensive income
 (loss), net ....................     --         --          --        1,423     23,488        (259)        --         24,652

Merger transactions - Valhi
 shares issued to acquire Tremont
 shares attributable to:
  Tremont minority interest .....       48     50,926        --         --         --          --           --         50,974
  NL's holdings of Tremont ......       30     19,219        --         --         --          --        (19,249)        --

Adjust treasury stock for
 Valhi shares held by NL ........     --         --          --         --         --          --         (7,616)      (7,616)

Other, net ......................     --           56        --         --         --          --           --             56
                                    ------   --------   ---------    -------   --------    --------    ---------    ---------

Balance at September 30, 2003 ...   $1,340   $117,858   $ 636,249    $85,687   $(12,102)   $(37,220)   $(102,514)   $ 689,298
                                    ======   ========   =========    =======   ========    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2002 and 2003

                                 (In thousands)



                                                                 2002        2003
                                                                 ----        ----

Cash flows from operating activities:
  Net income (loss) .......................................   $ (4,452)   $ 28,823
  Depreciation and amortization ...........................     46,075      53,563
  Securities transaction gains, net .......................     (1,915)       (537)
  Proceeds from disposal of marketable securities (trading)      8,659          50
  Gain on disposal of property and equipment ..............     (1,942)     (8,259)
  Non-cash interest expense ...............................      3,057       1,744
  Deferred income taxes ...................................        463      (3,830)
  Minority interest .......................................        935       8,546
  Other, net ..............................................     (7,607)     (6,230)
  Equity in:
    TIMET .................................................     31,710       3,695
    Other .................................................       (298)       (677)
  Cumulative effect of change in accounting principle .....       --          (586)
  Distributions from:
    Manufacturing joint venture ...........................      6,350       2,175
    Other .................................................        361       1,205
  Change in assets and liabilities:
    Accounts and other receivables ........................    (24,414)    (30,922)
    Inventories ...........................................     73,039      25,045
    Accounts payable and accrued liabilities ..............    (44,490)     (8,092)
    Accounts with affiliates ..............................     (9,056)       (291)
    Income taxes ..........................................      1,227       3,448
    Other, net ............................................     (6,389)      4,882
                                                              --------    --------

        Net cash provided by operating activities .........     71,313      73,752
                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures ....................................    (28,384)    (32,272)
  Purchases of:
    TIMET common stock ....................................       --          (976)
    TIMET debt securities .................................       --          (238)
    NL common stock .......................................    (10,559)       --
    Business unit .........................................     (9,149)       --
  Proceeds from disposal of property and equipment ........      2,716      11,333
  Collection of loans to affiliate ........................       --         2,000
  Change in restricted cash equivalents, net ..............      3,045       1,090
  Other, net ..............................................       (244)      1,949
                                                              --------    --------

        Net cash used by investing activities .............    (42,575)    (17,114)
                                                              --------    --------

                          VALHI, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2002 and 2003

                                 (In thousands)


                                                             2002         2003
                                                             ----         ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings ........................................   $ 331,800    $ 22,106
    Principal payments ................................    (291,254)    (50,596)
    Deferred financing costs paid .....................     (10,590)       (416)
  Loans from affiliate:
    Loans .............................................      10,914      10,086
    Repayments ........................................     (12,825)    (20,193)
  Valhi dividends paid ................................     (20,893)    (22,347)
  Distributions to minority interest ..................      (7,275)     (5,007)
  Other, net ..........................................       3,154         750
                                                          ---------    --------

      Net cash provided (used) by financing activities        3,031     (65,617)
                                                          ---------    --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities .......      31,769      (8,979)
  Currency translation ................................       3,312       3,351
  Business unit acquired ..............................         196        --
Cash and equivalents at beginning of period ...........     154,413      94,679
                                                          ---------    --------

Cash and equivalents at end of period .................   $ 189,690    $ 89,051
                                                          =========    ========


Supplemental disclosures:
  Cash paid (received) for:
    Interest, net of amounts capitalized ..............   $  40,754    $ 35,699
    Income taxes, net .................................      10,156     (12,706)

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents .........................   $     196    $   --
    Restricted cash equivalents .......................       2,685        --
    Goodwill and other intangible assets ..............       9,007        --
    Other non-cash assets .............................       1,259        --
    Liabilities .......................................      (3,998)       --
                                                          ---------    --------

    Cash paid .........................................   $   9,149    $   --
                                                          =========    ========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2002 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003, and the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2002 and 2003, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     As disclosed in the 2002 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of NL, NL commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation cost recognized by the Company in accordance with APBO No. 25 was nil in each of the third quarter and first nine months of 2002, and net compensation income was $400,000 in each of the third quarter and first nine months of 2003.

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

                                                                Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                                2002          2003          2002           2003
                                                                ----          ----          ----           ----
                                                                     (In millions, except per share amounts)

Net income (loss) as reported                                   $(7.1)       $ 8.8         $(4.4)        $28.8

Adjustments, net of applicable income
 tax effects and minority interest, of
 stock-based employee compensation
 expense determined:
  Under APBO No. 25                                               -            (.2)          -             (.2)
  Under SFAS No. 123                                              (.6)         (.3)         (2.0)         (1.1)
                                                                -----        -----         -----         -----

Pro forma net income (loss)                                     $(7.7)       $ 8.3         $(6.4)        $27.5
                                                                =====        =====         =====         =====

Basic and diluted net income (loss) per share:
  As reported                                                   $(.06)       $ .07         $(.04)        $ .24
  Pro forma                                                      (.07)         .07          (.06)          .23

Note 2 -       Business segment information:

                               % owned at
  Business segment                Entity                   September 30, 2003

  Chemicals             NL Industries, Inc.                      84%
  Component products    CompX International Inc.                 69%
  Waste management      Waste Control Specialists LLC            90%
  Titanium metals       TIMET                                    41%

     The Company's ownership of NL includes 63% owned directly by Valhi and 21% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi. The Company's ownership of TIMET includes 40% owned directly by Tremont LLC and 1% owned directly by Valhi. During the first nine months of 2003, the Company acquired additional shares of TIMET common stock in market transactions for an aggregate of $976,000, increasing the Company's ownership of TIMET to 41% at September 30, 2003. NL (NYSE: NL), CompX (NYSE: CIX), and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

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

                                                               Three months ended           Nine months ended
                                                                 September 30,                September 30,
                                                               2002          2003          2002          2003
                                                               ----          ----          ----          ----
                                                                                (In millions)

Net sales:
  Chemicals                                                    $234.0       $242.9        $663.3        $762.5
  Component products                                             48.8         52.6         148.4         153.3
  Waste management                                                1.3           .5           5.2           3.0
                                                               ------       ------        ------        ------

    Total net sales                                            $284.1       $296.0        $816.9        $918.8
                                                               ======       ======        ======        ======

Operating income:
  Chemicals                                                    $ 26.5       $ 31.7        $ 67.5        $ 94.1
  Component products                                              1.3          (.4)          5.6           1.8
  Waste management                                               (2.5)        (3.1)         (6.6)         (8.7)
                                                               ------       ------        ------        ------

    Total operating income                                       25.3         28.2          66.5          87.2

General corporate items:
  Interest and dividend income                                    9.0          8.0          25.9          24.3
  Securities transaction gains, net                               -            -             1.9            .5
  Legal settlement gains, net                                     -            -             2.4            .7
  Foreign currency transaction gain                               -            -             6.3           -
  Gain on disposal of fixed assets                                -            7.4           1.6           8.5
  General expenses, net                                         (12.5)       (11.7)        (33.0)        (54.7)
Interest expense                                                (15.0)       (14.7)        (45.4)        (43.8)
                                                               ------       ------        ------        ------
                                                                  6.8         17.2          26.2          22.7
Equity in:
  TIMET                                                         (17.2)          .2         (31.7)         (3.7)
  Other                                                           -             .2            .3            .7
                                                               ------       ------        ------        ------

    Income (loss) before income taxes                          $(10.4)      $ 17.6        $ (5.2)       $ 19.7
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

     For financial reporting purposes, the Tremont shares previously held by NL (either directly or indirectly through NL's ownership interest in Tremont Group) were already considered as part of the Valhi consolidated group's ownership of Tremont to the extent of Valhi's ownership interest in NL. Therefore, that portion of such Tremont shares was not considered as held by the Tremont minority stockholders. As a result, the Valhi shares issued to NL in the merger transactions described above were deemed to have been issued in exchange for the Tremont shares held by the Tremont minority interest only to the extent that Valhi did not have an ownership interest in NL. At September 30, 2003, NL and its subsidiaries owned an aggregate of 4.7 million shares of Valhi common stock, including 3.5 million shares received by NL in the merger transactions described above and 1.2 million shares previously acquired by NL. As discussed in the 2002 Annual Report, the amount shown as treasury stock in the Company's consolidated balance sheet for financial reporting purposes includes the Company's proportional interest in the shares of Valhi common stock held by NL. Accordingly, a portion of the 3.5 million shares of Valhi common stock issued to NL in the merger transactions were reported as treasury stock, and were not deemed to have been issued in exchange for Tremont shares held by the minority interest, since they represent shares issued to "acquire" the portion of the Tremont shares already held directly or indirectly by NL that were considered as part of the Valhi consolidated group's ownership of Tremont.

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

     Assuming the merger transactions had been completed as of January 1, 2002, the Company would have reported a net loss of $8.9 million, or $.07 per diluted share, in the first nine months of 2002. Such pro forma effect on the Company's reported net income in the first nine months of 2003 was not material.

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At September 30, 2003, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis in such shares of $44.8 million).

Note 3 -       Marketable securities:

                                                          December 31,  September 30,
                                                             2002           2003
                                                            ------         ------
                                                               (In thousands)

Current assets:
  Restricted debt securities (available-for-sale) ....     $  9,670     $  8,212
  Halliburton Company common stock (trading) .........           47         --
                                                           --------     --------

                                                           $  9,717     $  8,212
                                                           ========     ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC ..................     $170,000     $170,000
  Restricted debt securities .........................        9,232        3,565
  Other common stocks ................................          350          134
                                                           --------     --------

                                                           $179,582     $173,699
                                                           ========     ========


Note 4 - Accounts and other receivables:

                                                    December 31,    September 30,
                                                       2002             2003
                                                      ------           ------
                                                          (In thousands)

Accounts receivable ..........................       $ 174,644        $ 214,584
Notes receivable .............................           2,221            1,414
Accrued interest .............................             114               13
Allowance for doubtful accounts ..............          (6,356)          (6,373)
                                                     ---------        ---------

                                                     $ 170,623        $ 209,638
                                                     =========        =========

Note 5 -       Inventories:

                                                      December 31,     September 30,
                                                         2002              2003
                                                        ------            ------
                                                             (In thousands)

Raw materials:
  Chemicals ..................................         $ 54,077         $ 33,049
  Component products .........................            6,573            6,480
                                                       --------         --------
                                                         60,650           39,529
                                                       --------         --------
In process products:
  Chemicals ..................................           15,936           17,028
  Component products .........................           12,602           11,948
                                                       --------         --------
                                                         28,538           28,976
                                                       --------         --------
Finished products:
  Chemicals ..................................          109,978          120,189
  Component products .........................           12,296           10,080
                                                       --------         --------
                                                        122,274          130,269
                                                       --------         --------

Supplies (primarily chemicals) ...............           28,071           33,972
                                                       --------         --------

                                                       $239,533         $232,746
                                                       ========         ========

Note 6 -       Accrued liabilities:

                                                    December 31,      September 30,
                                                       2002               2003
                                                      ------             ------
                                                            (In thousands)

Current:
  Employee benefits ..........................         $ 43,534         $ 45,523
  Environmental costs ........................           57,496           28,460
  Deferred income ............................            6,018            1,639
  Interest ...................................              317            7,639
  Other ......................................           42,101           51,976
                                                       --------         --------

                                                       $149,466         $135,237
                                                       ========         ========

Noncurrent:
  Insurance claims and expenses ..............         $ 16,416         $ 16,066
  Employee benefits ..........................           10,409            9,212
  Deferred income ............................            1,875            1,670
  Asset retirement obligations ...............            1,665            1,473
  Other ......................................            1,619            1,409
                                                       --------         --------

                                                       $ 31,984         $ 29,830
                                                       ========         ========


     The asset retirement obligations are discussed in Note 13.

Note 7 - Other assets:

                                                      December 31,    September 30,
                                                          2002            2003
                                                         ------          ------
                                                             (In thousands)

Investment in affiliates:
  TIMET:
    Common stock ...............................        $ 12,920        $ 12,360
    Debt securities ............................            --               253
                                                        --------        --------
                                                          12,920          12,613

  TiO2 manufacturing joint venture .............         130,009         127,834
  Other ........................................          12,620          12,093
                                                        --------        --------

                                                        $155,549        $152,540
                                                        ========        ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal ..................................        $ 80,000        $ 80,000
    Interest ...................................          27,910          31,804
  Other ........................................           5,566           5,023
                                                        --------        --------
                                                         113,476         116,827

  Less current portion .........................           2,221           1,414
                                                        --------        --------

  Noncurrent portion ...........................        $111,255        $115,413
                                                        ========        ========

Other noncurrent assets:
  Deferred financing costs .....................        $ 10,588        $ 10,196
  Refundable insurance deposits ................           1,864           1,972
  Waste disposal operating permits .............           1,754           1,174
  Restricted cash equivalents ..................           2,158             782
  Other ........................................          14,756          10,252
                                                        --------        --------

                                                        $ 31,120        $ 24,376
                                                        ========        ========


     At September 30, 2003, the Company held 1.3 million shares of TIMET common stock with a quoted market price of $33.75 per share, or an aggregate of $44 million.

     At September 30, 2003, TIMET reported total assets of $548.3 million and stockholders' equity of $141.9 million. TIMET's total assets at such date include current assets of $267.0 million, property and equipment of $235.4 million and investment in joint ventures of $22.3 million. TIMET's total liabilities at such date include current liabilities of $92.2 million, long-term debt (including capital leases) of $9.2 million, accrued OPEB and pension costs aggregating $73.0 million and convertible preferred securities (excluding deferred distributions) of $201.2 million.

     During the first nine months of 2003, TIMET reported net sales of $284.7 million, an operating loss of $8.9 million and a loss before cumulative effect of a change in accounting principle of $22.7 million (2002 - net sales of $281.5 million, an operating loss of $16.1 million and a loss before cumulative effect of change in accounting principle of $57.6 million). The Company's equity in losses of TIMET in the third quarter of 2002 includes a $15.7 million impairment provision for an other than temporary decline in value of the Company's investment in TIMET.

     During the first nine months of 2003, the Company purchased 14,700 shares of TIMET's 6.625% convertible preferred securities (with an aggregate liquidation amount of $735,000) for an aggregate cost of $238,000, including expenses. Such shares represent less than 1% of the aggregate 4 million convertible preferred securities that are outstanding. Each share of TIMET's convertible preferred securities is convertible into .1339 shares of TIMET's common stock. TIMET has the right to defer payments of distributions on the convertible preferred securities for up to 20 consecutive quarters, although distributions continue to accrue at the coupon rate during the deferral period on the liquidation amount and any unpaid distributions. In October 2002, TIMET exercised such deferral rights starting with the quarterly distribution payable in December 2002. The convertible preferred securities mature in 2026, and do not require any amortization prior to maturity. TIMET may currently redeem the convertible preferred securities, at its option, for 102.65% of liquidation amount, declining to 100% in December 2006 and thereafter. The convertible preferred securities are accounted for as available-for-sale marketable securities carried at estimated fair value. At September 30, 2003, the amortized cost basis of the convertible preferred securities approximated their carrying amount, and Contran held an additional 1.7 million shares of such convertible preferred securities.

Note 8 - Other income:

                                                            Nine months ended
                                                              September 30,
                                                         2002            2003
                                                         ----            ----
                                                             (In thousands)

Securities earnings:
  Dividends and interest .......................        $25,866        $ 24,327
  Securities transactions, net .................          1,915             537
                                                        -------        --------

                                                         27,781          24,864

Disposal of property and equipment .............          1,942           8,259
Legal settlement gains, net ....................          2,360             691
Noncompete agreement income ....................          3,000             333
Currency transactions, net .....................          4,583          (4,990)
Pension settlement gain ........................            677            --
Other, net .....................................          3,730           3,308
                                                        -------        --------

                                                        $44,073        $ 32,465
                                                        =======        ========

Note 9 - Long-term debt:

                                                      December 31,    September 30,
                                                          2002            2003
                                                         ------          ------
                                                             (In thousands)

Valhi:
  Snake River Sugar Company ....................        $250,000        $250,000
  Revolving bank credit facility ...............            --             5,000
                                                        --------        --------

                                                         250,000         255,000
                                                        --------        --------

Subsidiaries:
  Kronos International:
    Senior Secured Notes .......................         296,942         326,924
    Bank credit facility .......................          27,077            --
  CompX bank credit facility ...................          31,000          30,000
  Valcor Senior Notes ..........................           2,431            --
  Other ........................................           2,417           1,061
                                                        --------        --------

                                                         359,867         357,985
                                                        --------        --------

                                                         609,867         612,985

Less current maturities ........................           4,127             627
                                                        --------        --------

                                                        $605,740        $612,358
                                                        ========        ========

     In February 2003, the Company redeemed the Valcor Senior Notes at par. In March 2003, NL borrowed euro 15 million ($16.1 million when borrowed) under its revolving bank credit facility, and in April 2003 NL repaid kroner 80 million ($11.0 million when repaid) under such facility. In October 2003, the maturity date of Valhi's revolving bank credit facility was extended one year to October 2004, and the size of the facility was increased from $70 million to $85 million.

Note 10 - Accounts with affiliates:

                                                         December 31,  September 30,
                                                            2002           2003
                                                           ------         ------
                                                                (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran .............       $ 3,481       $ 5,677
  Other ............................................           466           336
                                                           -------       -------

                                                           $ 3,947       $ 6,013
                                                           =======       =======

Noncurrent receivable from affiliate -
 loan to Contran family trust ......................       $18,000       $16,000
                                                           =======       =======

Payables to affiliates:
  Valhi demand loan from Contran ...................       $11,171       $ 1,233
  Louisiana Pigment Company ........................         7,614         8,360
  Contran - trade items ............................         1,292         1,597
  Other, net .......................................            45            10
                                                           -------       -------

                                                           $20,122       $11,200
                                                           =======       =======

Note 11 - Provision for income taxes (benefit):

                                                               Nine months ended
                                                                September 30,
                                                                 2002      2003
                                                                 ----      ----
                                                                 (In millions)

Expected tax expense (benefit) .............................    $(1.8)    $ 6.9
Refund of prior-year German taxes ..........................     --       (24.6)
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies .............      (.2)       .5
Non-U.S. tax rates .........................................     (1.3)      (.4)
Change in deferred income tax valuation allowance, net .....       .9      (1.1)
U.S. state income taxes, net ...............................       .3       1.0
Other, net .................................................       .4        .7
                                                                -----     -----

                                                                $(1.7)    $(17.0)
                                                                =====     =====

Comprehensive provision for income taxes
 (benefit) allocated to:
  Income (loss) before cumulative effect of change
   in accounting principle .................................    $(1.7)    $(17.0)
  Cumulative effect of change in accounting principle ......     --          .3
  Other comprehensive income:
    Marketable securities ..................................      (.2)       .6
    Currency translation ...................................      2.7       2.9
    Pension liabilities ....................................     (1.5)     --
                                                                -----     -----

                                                                $ (.7)    $(13.2)
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

o NL has received preliminary tax assessments for the years 1991 to 1997 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 10 million ($12 million at September 30, 2003). NL has filed protests to the assessments for the years 1991 to 1997. NL is in discussions with the Belgian tax authorities and believes that a significant portion of the assessments is without merit. In April 2003, NL received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to approximate euro 13 million ($15 million). NL believes the proposed assessment related to 1999 is without merit, and in April 2003 NL filed a written response in opposition to the notification of intent to assess. The Belgian tax authorities have indicated they intend to file a lien on the fixed assets of NL's Belgian TiO2 operations.

o NL has received a notification from the Norwegian tax authorities of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to 1998 through 2000. NL has objected to this proposed assessment in a written response to the Norwegian tax authorities.

o In the first quarter of 2003, NL was notified by the German federal fiscal court that they had ruled in NL's favor concerning a claim for refund suit in which NL sought refunds of prior taxes paid during the periods 1990 through 1997. NL has filed certain amended German tax returns claiming such refunds for all years affected by the court's decision, which is expected to result in an estimated total net refund of taxes and interest equivalent to approximately $40 million. Receipt of the German tax refunds is subject to satisfaction of various procedural requirements, including a review and acceptance of the amended German tax returns by the German authorities. Certain of these procedural requirements were satisfied in the second quarter of 2003 with respect to a portion of the refund claim, and in July 2003 the German tax authorities refunded to NL a portion of the total anticipated refund. The portion received in July was euro 21.5 million ($24.6 million). NL has reflected this tax refund in its second quarter of 2003 results of operations. NL expects to receive the remaining refunds over the next four to six months, a portion of which may result in an additional income tax benefit.

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

Note 12 - Minority interest:

                                                   December 31,        September 30,
                                                      2002                 2003
                                                     ------               ------
                                                             (In thousands)

Minority interest in net assets:
NL Industries ............................           $ 40,880           $ 48,658
CompX International ......................             44,539             46,973
Tremont Corporation ......................             26,911               --
Subsidiaries of NL .......................              8,516              8,719
                                                     --------           --------

                                                     $120,846           $104,350
                                                     ========           ========

                                                        Nine months ended
                                                           September 30,
                                                       2002               2003
                                                       ----               ----
                                                            (In thousands)

Minority interest in income (loss)
 before cumulative effect of change in
 accounting principle:
NL Industries ............................           $ 5,074            $ 8,438
CompX International ......................               752                149
Tremont Corporation ......................            (5,975)              (217)
Subsidiaries of NL .......................             1,084                176
                                                     -------            -------

                                                     $   935            $ 8,546
                                                     =======            =======

     As previously reported, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to its other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported through September 30, 2003.

     Subsequent to February 2003, following completion of the merger of Valhi and Tremont discussed in Note 2, the Company no longer reports minority interest in Tremont's net assets or net earnings (losses).

     Minority interest in NL's subsidiaries relates to NL's majority-owned environmental management subsidiary, EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS'
cumulative earnings. For financial reporting purposes, NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 14.

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


                                                                                                          Amount
                                                                                                      (In millions)

Increase in carrying value of net property and equipment:
  Cost                                                                                                  $  .8
  Accumulated depreciation                                                                                (.2)
Investment in TIMET                                                                                       (.1)
Decrease in carrying value of previously-accrued closure and
 Post-closure activities                                                                                  1.7
Asset retirement obligations recognized                                                                  (1.3)
Deferred income taxes                                                                                     (.3)
                                                                                                        -----

  Net impact                                                                                            $  .6
                                                                                                        =====


     The increase in the asset retirement obligations from January 1, 2003 ($1.3 million) to September 30, 2003 ($1.5 million) is due to accretion expense, which is reported as a component of cost of goods sold in the accompanying statement of operations. If the Company had adopted SFAS No. 143 as of January 1, 2002, the asset retirement obligations would have been $1.1 million and $1.3 million at January 1, 2002 and September 30, 2002, respectively.

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At September 30, 2003, no receivables for recoveries have been recognized.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of potentially responsible parties ("PRPs") and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process which in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs that will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs is classified as a noncurrent liability.

     NL. Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), or similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At September 30, 2003, NL had accrued $88 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $127 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries.

     At September 30, 2003, there are approximately 15 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At September 30, 2003, NL had $21 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted balances declined by approximately $38 million in the nine months of 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of NL's previously-reported Granite City, Illinois lead smelter site. NL may have to pay up to an additional $700,000 related to this site upon completion of an EPA audit of certain response costs. No further material expenditures related to this site are expected to be made.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($900,000 at September 30, 2003) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2005. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at September 30, 2003 for any such cost. The amount accrued at September 30, 2003 represents Tremont's best estimate of the costs to be incurred through 2004 with respect to the interim remediation measures.

     TIMET. At September 30, 2003, TIMET had accrued approximately $3.8 million for environmental cleanup matters, principally related to TIMET's facility in Nevada and a former TIMET facility in California.

     Other. The Company has also accrued approximately $8 million at September 30, 2003 in respect of other environmental cleanup matters, including amounts related to one Superfund site in Indiana where the Company, as a result of former operations, has been named as a PRP and certain former sites of the disposed building products segment. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

         Other litigation.

     Reference is made to the 2002 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 for a discussion of certain other legal proceedings.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 390 of these cases involving a total of approximately 31,500 plaintiffs and their spouses remain pending. NL has not accrued any amounts for this litigation because liability that may result to NL, if any, can not be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     NL's Belgian subsidiary and various of its Belgian employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at NL's Belgian facility in October 2000. The investigation stage of these proceedings was completed in 2002. In May 2003, the Belgian authorities referred the proceedings against NL's Belgian subsidiary and certain of its Belgian employees to the criminal court for trial. Trial briefs have been submitted to the criminal court by the parties, and a final hearing and determination by the court is scheduled for January 2004.

     The Company currently believes the disposition of all claims and disputes, including those discussed herein, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        Other matters.

     TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon current loss projections, TIMET accrued $1.6 million for this matter in 2002. Through September 30, 2003, TIMET has reimbursed the issuer approximately $700,000 under this bond, and $900,000 remains accrued for future payments. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. As of September 30, 2003, payments under the second bond have been immaterial. However, TIMET expects to make additional payments in the future. Accordingly, TIMET accrued $50,000 for this bond in the third quarter of 2003. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of September 30, 2003, TIMET had $500,000 accrued for pending and potential future claims associated with certain standard grade titanium produced by TIMET, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon purchased from an outside vendor. This amount represents TIMET's best estimate of the most likely amount of loss to be incurred. Pending claims are being investigated and negotiated, and TIMET believes that certain claims are without merit or can be settled for less than the amount of the original claim. Based upon an analysis of information pertaining to asserted and unasserted claims, during the third quarter of 2003 TIMET revised its estimate of probable loss and reduced its accrual for pending and future customer claims downward to $500,000, resulting in a $1.7 million reduction in TIMET's cost of sales during the quarter. There is no assurance that all potential claims have been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. In April 2003, TIMET received notice that the silicon supplier had filed a voluntary bankruptcy petition under Chapter 11. TIMET is currently investigating what effect, if any, this bankruptcy may have on TIMET's potential recovery. TIMET has not recorded any recoveries related to this matter as of September 30, 2003.

Note 15 - Accounting principle not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, at December 31, 2003. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46), the interpretation is complex, and the staff of the FASB continues to provide implementation guidance, and therefore the impact of adopting the consolidation requirements of FIN No. 46 has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

General

     The Company reported net income of $8.8 million, or $.07 per diluted share, in the third quarter of 2003 compared to a net loss of $7.1 million, or $.06 per diluted share, in the third quarter of 2002. For the first nine months of 2003, the Company reported income before cumulative effect of change in accounting principle of $28.2 million, or $.23 per diluted share, compared to a loss of $4.4 million, or $.04 per diluted share, in the first nine months of 2002.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the 2002 and 2003 periods presented. Each of the items mentioned is more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2002 Annual Report.

                                                                    Income (loss) before cumulative effect
                                                                      of change in accounting principle -
                                                                         diluted earnings per share -
                                                                Three months ended          Nine months ended
                                                                  September 30,               September 30,
                                                                 2002         2003          2002          2003
                                                                 ----         ----          ----          ----

German income tax benefit (1)                                   $  -          $  -         $ -           $ .17

Gain on disposal of fixed assets (2)                               -            .03          -             .04

Equity in losses of TIMET:
  Impairment provision - convertible
   preferred securities (3)                                        -             -          (.05)          -
  Impairment provision - TIMET (4)                               (.07)           -          (.07)          -

Foreign currency transaction gain (5)                              -             -           .04           -

Legal settlement gains, net (6)                                    -             -           .01           -

Securities transaction gains, net                                  -             -           .01           -

Other, net                                                        .01           .04          .02           .02
                                                                -----         -----        -----         -----

                                                                $(.06)        $ .07        $(.04)        $ .23
                                                                =====         =====        =====         =====

(1)  NL's German claim for refund suit.

(2) Primarily NL's gain on disposal of certain real property not associated with NL's TiO2 operations.

(3) TIMET's provisions for other than temporary declines in value of the convertible preferred securities of Special Metals Corporation.

(4) The Company's provision for an other than temporary decline in value of its investment in TIMET.

(5) NL's foreign currency transaction gain related to the extinguishment of certain NL intercompany indebtedness.

(6) Settlements NL reached with certain of its principal former insurance carriers.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as NL's TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which NL's customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o    Recoveries from insurance claims and the timing thereof,
o    Potential difficulties in integrating completed acquisitions,
o    The ability of the Company to renew or refinance credit facilities,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
o    Possible future litigation.

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

Chemicals

     Selling prices for TiO2, NL's principal product, were generally decreasing during the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally declining during the third quarter of 2003. NL's TiO2 operations are conducted through its wholly-owned subsidiary Kronos Worldwide, Inc. (formerly known as Kronos, Inc.).

                                       Three months ended                     Nine months ended
                                           September 30,             %            September 30,            %
                                        2002            2003       Change        2002         2003       Change
                                       ------          ------     --------      ------       ------     --------
                                                         (In millions, except percentages)

Net sales                               $234.0         $242.9        + 4%      $663.3         $762.5       +15%
Operating income                          26.5           31.7        +20%        67.5           94.1       +39%

Percent change in TiO2 average selling prices:
  Using actual foreign currency exchange
   rates                                                             +10%                                  +15%
  Impact of changes in foreign exchange
   rates                                                              -8%                                  -10%
                                                                     ----                                  ----

    In billing  currencies                                            +2%                                   +5%
                                                                     ====                                  ====


     NL's sales and operating income increased $8.9 million (4%) and $5.2 million (20%), respectively, in the third quarter of 2003 compared to the third quarter of 2002, and increased $99.2 million (15%) and $26.6 million (39%), respectively, in the first nine months of 2003 compared to the same period in 2002, due primarily to higher average TiO2 selling prices and higher TiO2 production volumes, partially offset by lower TiO2 sales volumes and higher operating costs (particularly energy costs, which increased by approximately $8 million in the year-to-date period). Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, NL's average TiO2 selling prices in billing currencies in the third quarter of 2003 were 2% higher than the third quarter of 2002, with the greatest improvement in European and export markets. NL's average TiO2 selling prices in billing currencies were 5% higher in the first nine months of 2003 compared to the first nine months of 2002. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, NL's average TiO2 selling prices in the third quarter of 2003 increased 10% compared to the third quarter of 2002, and increased 15% in the year-to-date period. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, NL's average TiO2 selling prices were 1% lower in the third quarter of 2003 as compared to the second quarter of the year.

     NL's sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in NL's average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in NL's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). NL discloses percentage changes in its average TiO2 prices in billing currencies because NL believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 10% and 15% changes in NL's average TiO2 selling prices during the third quarter and first nine months of 2003 as compared to the same periods in 2002 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 2% and 5%, respectively, percentage changes in NL's average TiO2 selling price in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in NL's average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in NL's average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     NL's TiO2 sales volumes in the third quarter of 2003 decreased 6% from the third quarter of 2002, with substantially all of the decrease occurring in export markets. Sales volumes in the first nine months of 2003 were 1% lower than the same period in 2002. The Company's TiO2 production volumes in the third quarter of 2003 were 1% higher than the third quarter of 2002, and were 6% higher in the first nine months of 2003 as compared to the same period in 2002, with operating rates at near full capacity in all periods presented.

     The increases in average TiO2 selling prices during the third quarter and first nine months of 2003 as compared to the same periods in 2002 increased NL's operating income by $6 million and $29 million, respectively. The increase in TiO2 production volumes during the first nine months of 2003 as compared to the first nine months of 2002 increased NL's operating income by $9 million, while the decrease in TiO2 sales volumes during the third quarter of 2003 as compared to the same period in 2002 decreased NL's operating income by $5 million. The effect of the increase in TiO2 production volumes during the third quarter of 2003 as compared to the third quarter of 2002, as well as the effect of the decrease in TiO2 sales volumes during the first nine months of 2003 as compared to the same period in 2002, was not material.

     NL has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of NL's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of NL's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies.
Consequently, the translated U.S. dollar value of NL's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter and first nine months of 2003 by a net $17 million and $71 million, respectively, compared to the same periods in 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted NL's foreign currency-denominated operating expenses. NL's operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net decrease in NL's operating income in the first nine months of 2003 of $2 million as compared to the first nine months of 2002 (with a nominal impact in the quarter-to-quarter comparison.).

     NL expects its average TiO2 selling prices, sales volumes, production volumes and operating income will be higher in 2003 as compared to 2002. NL anticipates its production volumes for full year 2003 will be higher than full year 2002. NL's TiO2 production volumes in 2003 are expected to be higher than NL's 2003 TiO2 sales volumes, with finished goods inventories rising modestly. NL's expectations as to the future prospects of NL and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from NL's expectations, NL's results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL. Such adjustments result in additional depreciation, depletion and amortization expense beyond amounts separately reported by NL. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $9.0 million in the first nine months of 2002 and approximately $11.1 million in the first nine months of 2003 as compared to amounts separately reported by NL.

Component products

                                       Three months ended                      Nine months ended
                                           September 30,             %            September 30,            %
                                        2002            2003       Change        2002         2003       Change
                                                            (In millions, except percentages)

Net sales                               $48.8          $52.6          +8%      $148.4         $153.3        +3%
Operating income (loss)                   1.3            (.4)       -130%         5.6            1.8       -68%


     Component products sales were higher in the third quarter and first nine months of 2003 as compared to the same periods in 2002 due primarily to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased net sales by $2.0 million in the third quarter of 2003 as compared to the third quarter of 2002, and increased sales by $6.3 million in the year-to-date period. In addition to the favorable impact of changes in currency exchange rates, sales increased in the third quarter of 2003 as compared to the third quarter of 2002 due principally to higher sales volumes of precision ball-bearing slides. Offsetting the favorable effect of changes in currency exchange rates during the first nine months of 2003 as compared to the same period of 2002, sales were negatively impacted by lower sales volumes of ergonomic computer support systems which are impacted by the continued soft demand for office furniture as well as ongoing weakness in the overall economic environment.

     During the third quarter of 2003, sales of slide products increased 19% as compared to the third quarter of 2002, while sales of ergonomic and security products decreased 7% and 1%, respectively. During the first nine months of 2003, sales of slide products increased 9% as compared to the same period in 2002, while sales of ergonomic and security products decreased 8% and 1%, respectively. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Despite the increase in sales in the first nine months of 2003, operating income declined due primarily to unfavorable effects of changes in product mix and expenses associated with the consolidation of CompX's two Canadian facilities into one facility, as well as the unfavorable effect of fluctuations in foreign currency exchange rates discussed below. Expenses of $900,000 associated with CompX's Canadian plant consolidation, which commenced in the first quarter of 2003, were incurred substantially all in the first half of the year. Benefits associated with this consolidation began to be realized in the second half of 2003, and CompX expects such benefits to be fully realized beginning in the first quarter of 2004. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, decreased operating income by $1.3 million in the third quarter of 2003 as compared to the third quarter of 2002, and decreased operating income by $2.6 million in the year-to-date period. In addition, the component products operating loss in the third quarter of 2003 includes a $3.5 million restructuring charge associated with the implementation of certain headcount reductions in CompX's Netherlands operations.

     CompX has substantial operations and assets located outside the United States (principally in Canada, the Netherlands and Taiwan). A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted component products sales comparisons with the same periods of 2002 (principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar, the New Taiwan dollar and the euro negatively impacted component products operating income comparisons for the same periods.

     While signs of recovery are surfacing in the overall economy, CompX has not experienced a sustained strengthening in customer orders as of the end of the third quarter of 2003. For the remainder of the year, CompX does not expect this situation to change significantly since a majority of CompX's customers are in the office furniture industry, which tends to lag behind the overall economy in a recovery. Additionally, the European office furniture industry experienced continued economic decline in 2003 that put added pressure on operating results. In response to the current economic conditions, CompX continues to focus on improving lean manufacturing efficiency and cost improvement initiatives as well as pursuing business opportunities for its products in new market segments. CompX currently expects to realize annual cost savings of $3.5 million to $4 million as a result of its headcount reduction in its Netherlands' operations, but CompX is continuing its ongoing strategic analysis of such operations, and additional steps in the future that could negatively impact component products operating results.

Waste management

                                                            Three months ended              Nine months ended
                                                               September 30,                  September 30,
                                                         2002               2003           2002          2003
                                                         ----               ----           ----          ----
                                                                             (In millions)

Net sales                                                $ 1.3            $  .5          $ 5.2           $ 3.0
Operating loss                                            (2.5)            (3.1)          (6.6)           (8.7)

     Waste management sales decreased, and the operating loss increased, in the third quarter and first nine months of 2003 compared to the same periods of 2002 due to continued weak demand for waste management services as well as costs incurred in 2003 related to certain licensing and permitting activities. Waste Control Specialists' continued emphasis on cost controls helped to mitigate the effect of lower sales. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business that, if obtained, could increase its sales, and decrease its operating loss, in the fourth quarter of 2003 as compared to the first three quarters of 2003.

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

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists currently expects to apply for such a disposal license with the applicable regulatory agency in the first half of 2004. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before the end of 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

Equity in earnings of TIMET

                                                                Three months ended          Nine months ended
                                                                   September 30,              September 30,
                                                                 2002         2003          2002          2003
                                                                 ----         ----          ----          ----
                                                                                 (In millions)

TIMET historical:
  Net sales                                                     $ 82.8        $ 83.6       $281.5        $284.7
                                                                ======        ======       ======        ======

  Operating income (loss):
    Boeing take-or-pay income                                   $ 10.5        $ 10.1       $ 12.7        $ 12.9
    Tungsten accrual                                               -             1.7          -             1.7
    LIFO income (expense)                                         (3.5)          3.9         (7.0)          4.5
    Contract termination charge                                    -            (6.8)         -            (6.8)
    Other, net                                                   (11.3)         (7.6)       (21.8)        (21.2)
                                                                ------        ------       ------        ------
                                                                  (4.3)          1.3        (16.1)         (8.9)

  Impairment of convertible preferred
   securities                                                     -              -          (27.5)         -
  Other general corporate, net                                     (.9)          (.2)        (1.7)          (.9)
  Interest expense                                                 (.9)          (.3)        (2.4)         (1.5)
                                                                ------        ------       ------        ------
                                                                  (6.1)           .8        (47.7)        (11.3)


  Income tax benefit (expense)                                      .5           (.3)        1.3            (.8)
  Minority interest                                               (3.5)         (3.5)       (11.2)        (10.6)
                                                                ------        ------       ------        ------

    Loss before cumulative effect of



Equity in losses of TIMET                                       $(17.2)       $   .2       $(31.7)       $ (3.7)
                                                                ======        ======       ======        ======

     TIMET reported higher sales in the third quarter and first nine months of 2003 as compared to the same periods in 2002, and TIMET improved from a $4.3 million operating loss in the third quarter of 2002 to operating income of $1.3 million in the third quarter of 2003 (year-to-date improvement from a $16.1 million operating loss to a $8.9 million operating loss). TIMET's net sales increased in the third quarter of 2003 primarily due to a 95% increase in sales volumes of melted products (ingot and slab), a 4% increase in average selling prices for mill products and the effects of the weakening of the U.S. dollar as compared to the British pound sterling and the euro. These factors were partially offset by a 27% decrease in average selling prices for melted products. The improvement in melted product sales volumes, and the decrease in melted products selling prices, reflects a change in product mix relative to a significant sale of slab in the third quarter of 2003, for which selling prices are lower than ingot. TIMET's results in the third quarter of 2003 also include a (i) $6.8 million charge related to the termination of TIMET's purchase and sales agreement with Wyman-Gordon Company and (ii) a $1.7 million reduction in its accrual for the tungsten matter discussed in Note 14 to the Consolidated Financial Statements.

     During the first nine months of 2003, TIMET's mill product sales volumes decreased 5% compared to the first nine months of 2002, while sales volumes of melted products increased 85%. TIMET's average selling prices for its mill products in the first nine months of 2003 were 3% higher than the first nine months of 2002, and such average selling prices for melted products declined 20%.

     TIMET's operating results in the third quarter of 2003 were favorably impacted by improved average plant operating rates, which were approximately 55% of capacity during the third quarter of 2003 compared to 45% during the third quarter of 2002. TIMET's operating rates remained constant at approximately 55% of capacity during the first nine months of 2002 and 2003, although lower product volumes and the related impact on manufacturing overhead costs are still negatively impacting TIMET's gross margin. TIMET's operating results in 2003 were also favorably impacted by the effects of TIMET's cost reduction efforts and raw material mix.

     TIMET currently expects a reduction in its LIFO inventory reserve at the end of 2003 as compared to the end of 2002. As a result, TIMET's operating results were favorably impacted in the third quarter of 2003 by $3.9 million of income related to the anticipated reduction in its LIFO reserve ($4.5 million of income in the 2003 year-to-date period). This compared with an anticipated increase in TIMET's LIFO reserve during 2002, in which TIMET recorded $3.5 million of expense in the third quarter of 2002 ($7.0 million of expense in the 2002 year-to-date period).

     TIMET's results in the first nine months of 2002 include a first quarter $27.5 million provision for an other than temporary impairment of TIMET's investment in the convertible preferred securities of Special Metals Corporation. In addition, TIMET's effective income tax rate in both the 2002 and 2003 periods varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria.

     The  Company's  equity in losses of TIMET in the first nine  months of 2002 includes (i) a third quarter impairment provision of $15.7 million ($8.0 million, or $.07 per diluted share, net of income tax benefit and minority interest) related to an other than temporary decline in value of the Company's investment in TIMET and (ii) a $10.6 million first quarter charge ($5.4 million, or $.05 per diluted share, net of income tax benefit and minority interest) related to TIMET's impairment for an other than temporary decline in value of the Special Metals securities held by TIMET.

     TIMET's U.K. hourly workforce, and a substantial portion of its U.K. salaried workforce, are covered by collective bargaining agreements that are re-negotiated annually on a calendar-year basis. Negotiations continue relative to the 2003 agreements. While TIMET currently expects such negotiations to be finalized during the fourth quarter of 2003, it is possible that there could be work stoppages or other labor disruptions prior to finalization of these agreements that could adversely affect TIMET's business, results of operations, financial position and liquidity.

     Although the commercial airline industry continues to face significant challenges, recent economic data have shown signs of an improving business environment in that sector. Airline passenger traffic in the U.S. and Europe has benefited from, among other things, the limited duration of the war in Iraq and the containment of the Severe Acute Respiratory Syndrome (SARS). However, traffic continues to remain below pre-September 11, 2001 levels. In June 2003, The Airline Monitor, a leading aerospace publication, forecasted that the major U.S. airlines' losses will decrease to $6.3 billion in 2003 and $3.0 billion in 2004, after posting $11.2 billion in losses in 2002. Since that time, several U.S.-based commercial airlines have reported positive third quarter operating results or have similarly indicated expectations of improved results in the last half of 2003.

     TIMET expects sales for the full year 2003 to approximate $375 million to $385 million. TIMET's mill product sales volumes for the full year 2003 is expected to approximate 8,700 metric tons, reflecting a 2% decrease compared to 2002 levels. Melted product sales volumes for the full year 2003 is expected to approximate 4,350 metric tons, reflecting an 81% increase over 2002 levels. The increase in melted product sales volumes is due in part to new customer relationships, share gains at certain customers, increased military aerospace business and, to a lesser extent, a shift in purchasing preference by certain customers in favor of ingot and away from wrought products.

     TIMET's backlog of unfilled orders was approximately $160 million at September 30, 2003, up from $140 million at June 30, 2003, but down slightly from $165 million at September 30, 2002. Substantially all the September 30, 2003 backlog is scheduled to ship within the next 12 months. However, TIMET's order backlog may not be a reliable indicator of its future business activity.

     TIMET's operating margins are affected by a number of factors including, among others, customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture a significant portion of its titanium sponge requirements during the next several quarters and purchase the balance. TIMET expects the aggregate cost of purchased sponge to remain relatively stable through the remainder of 2003. TIMET is experiencing higher prices for certain types of scrap, but it has somewhat mitigated those increased costs by utilizing other cheaper raw material inputs. In addition, TIMET recently announced an increase in prices on all non-contract titanium mill and melted products in an effort to offset increased raw material and energy costs. Overall capacity utilization should average approximately 54% in 2003. However, practical capacity utilization measures can vary significantly based on product mix. TIMET has implemented a number of actions to reduce manufacturing costs, including seeking supplier price concessions and implementing stringent spending controls and programs to improve manufacturing yields. The combination of these efforts have continue to improve TIMET's gross margins.

     TIMET currently anticipates Boeing will purchase about 1.4 million pounds of product from TIMET in 2003 under the terms of its long-term supply agreement. At this projected order level, TIMET expects to recognize about $23 million of income under the agreement's take-or-pay provisions in 2003. Any such earnings will be reported as operating income, but will not be included in sales revenue, sales volume or gross margin.

     TIMET expects its operating loss in 2003 will range from breakeven to a $5 million loss, and its net loss in 2003 will range from $20 million to $25 million.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $6.1 million and $5.5 million in the first nine months 2002 and 2003, respectively.

     The Company periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. The Company's equity in losses of TIMET in the third quarter of 2002 includes a $15.7 million impairment provision for an other than temporary decline in value of the Company's investment in TIMET. At September 30, 2003, the Company's net carrying value of its investment in TIMET was $9.53 per share compared to a NYSE market price at that date of $33.75 per share. The Company will continue to monitor and evaluate the value of its investment in TIMET. In the event the Company determines any decline in value of its investment in TIMET below its net carrying value has occurred which is other than temporary, the Company would report a write-down at that time.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased $1.0 million and $1.6 million in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002 due to a lower average level of invested funds and lower average yields. General corporate interest and dividend income is currently expected to continue to be lower during the fourth quarter of 2003 compared to the same period in 2002 due primarily to a lower amount of funds available for investment and lower average yields.

     Securities transactions. Securities transaction gains in the first nine months of 2003 relate principally to a first quarter gain of $316,000 related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company). See Note 2 to the Consolidated Financial Statements.

     Gain on disposal of property and equipment. The gain on disposal of property and equipment in 2003 relates primarily to the sale of certain real property of NL not associated with NL's TiO2 operations.

     General corporate expenses. Net general corporate expenses in the first nine months of 2003 were $21.7 million higher than the same period of 2002 due primarily to higher environmental remediation expenses of NL (principally related to one formerly-owned site of NL for which the remediation process is expected to occur over the next several years) and higher legal expenses of NL. Such environmental and legal expenses are included in selling, general and administrative expenses. In addition, NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ended in January 2003 ($3 million recognized in the first nine months of 2002 and $333,000 recognized in the first nine months of 2003). See Note 8 to the Consolidated Financial Statements. Net general corporate expenses in calendar 2003 are currently expected to be higher than calendar 2002, in part due to the effect of recognizing no more income related to NL's non-compete agreement as well as higher expected legal and environmental expenses of NL.

     Interest expense. Interest expense declined $300,000 and $1.6 million in the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002 due primarily to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of NL and lower average interest rates on NL indebtedness. Assuming interest rates do not increase significantly from current levels, interest expense in the fourth quarter of 2003 is expected to approximate the amount for the same period in 2002.

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

     During the first nine months of 2003, NL reduced its deferred income tax asset valuation allowance by approximately $1.1 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

     Minority interest. See Note 12 to the Consolidated Financial Statements. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. For financial reporting purposes, NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported at September 30, 2003.

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

     Certain other items included in the determination of net income may have an impact on cash flows from operating activities, but the impact of such items on cash flows from operating activities will differ from their impact on net income. For example, equity in earnings of affiliates will generally differ from the amount of distributions received from such affiliates, and equity in losses of affiliates does not necessarily result in current cash outlays paid to such affiliates. The amount of periodic defined benefit pension plan expense and periodic OPEB expense depends upon a number of factors, including certain actuarial assumptions, and changes in such actuarial assumptions will result in a change in the reported expense. In addition, the amount of such periodic expense generally differs from the outflows of cash required to be currently paid for such benefits. Also, proceeds from the disposal of marketable securities classified as trading securities are reported as a component of cash flows from operating activities, and such proceeds will generally differ from the amount of the related gain or loss on disposal.

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

     Cash flows from operations is the primary source of liquidity for the Company. Changes in product pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period.

     Cash flows from operating activities increased from $71.3 million in the first nine months of 2002 to $73.8 million in the first nine months of 2003. This $2.5 million increase was due primarily to the net effect of (i) higher net income of $33.3 million, (ii) higher depreciation expense of $7.5 million, (iii) lower proceeds from the disposal of marketable securities (trading) of $8.6 million, (iv) higher gains on disposal of property and equipment of $6.3 million, (v) higher minority interest in earnings of $7.6 million, (vi) lower distributions from NL's TiO2 manufacturing joint venture of $4.2 million, (vii) lower equity in losses of TIMET of $28.0 million, (viii) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $9.3 million and (ix) a higher amount of net cash provided to fund relative changes in other assets and liabilities (primarily noncurrent accruals) of $11.3 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Investing and financing activities. Approximately 74% of the Company's consolidated capital expenditures in the first nine months of 2003 relate to NL, 25% relate to CompX and substantially all of the remainder relate to Waste Control Specialists.

     During the first nine months of 2003, (i) the Company purchased additional shares of TIMET common stock for $976,000, and the Company purchased a nominal number of shares of TIMET's convertible preferred securities for $238,000 and
(ii) NL collected $2 million of its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements. In addition, during the first nine months of 2003, the Company generated approximately $11.3 million from the sale of property and equipment, including the real property of NL discussed above.

     During the first nine months of 2003, (i) Valhi repaid a net $9.9 million of its short-term demand loans from Contran and borrowed a net $5 million under its revolving bank credit facility, (ii) CompX repaid a net $1 million under its revolving bank credit facility and (iii) NL borrowed an aggregate of euro 15 million ($16 million when borrowed) of borrowings under its European revolving bank credit facility and NL repaid kroner 80 million ($11 million) and euro 30 million ($34 million) under such facility.

     At September 30, 2003, unused credit available under existing credit facilities approximated $217.4 million, which was comprised of $17.5 million available to CompX under its new revolving credit facility, $92 million available to NL under non-U.S. credit facilities, $44 million available to NL under its U.S. credit facility and $63.9 million available to Valhi under its revolving bank credit facility.

Chemicals - NL Industries

     At September 30, 2003, NL had cash, cash equivalents and marketable debt securities of $94 million, including restricted balances of $34 million, and NL had $136 million available for borrowing under its U.S. and non-U.S. credit facilities.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 14 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 14 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been enacted or proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn the precedent set by court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     At September 30, 2003, NL had the equivalent of approximately $452 million of income tax loss carryforwards in Germany with no expiration date. However, NL has provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards because NL currently believes they do not meet the "more-likely-than-not" recognition criteria. In August 2003, the German federal government proposed new tax law amendments that would limit the annual utilization of income tax loss carryforwards, to become effective in 2004. This proposal is similar to a proposal the German federal government introduced in 2002 that was never enacted. There can be no assurance that these proposed law amendments will be enacted and, if enacted, when they would become effective. Such proposal, if enacted as proposed, would significantly affect NL's future income tax expense and cash tax payments.

     In November 2003, NL announced that its board of directors had formally approved a plan to distribute to its shareholders one share of common stock of its wholly-owned subsidiary, Kronos Worldwide, Inc., for every two shares of NL common stock held. The shares of Kronos common stock will be distributed on December 8, 2003 to NL shareholders of record as of November 17, 2003. Approximately 23.85 million shares of Kronos common stock would be distributed, representing approximately 48.7% of Kronos' outstanding shares. The plan also involves a recapitalization of Kronos, immediately prior to the distribution of the shares of Kronos common stock, through Kronos' distribution of a $200 million promissory note payable by Kronos to NL. Kronos has applied to list its shares of common stock on the New York Stock Exchange. Completion of the distribution, which is subject to the satisfaction or waiver of certain conditions, will have no impact on the Company's consolidated financial position, results of operations or cash flows.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, its dividend policy, capital needs and availability of resources in view of, among other things, its dividend policy, debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

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

Waste management - Waste Control Specialists

     At September 30, 2003, Waste Control Specialists' indebtedness consisted principally of $28.2 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in November 2004. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2003 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At September 30, 2003, TIMET had $133 million of borrowing availability under its various U.S. and European credit agreements. TIMET presently expects to generate $40 million to $50 million in cash flow from operations during 2003, principally driven by reductions in working capital, especially inventory, and the deferral of distributions on the convertible preferred securities, as discussed below. TIMET received the 2003 advance of $27.7 million ($28.5 million less $800,000 for 2002 subcontractor purchases) from Boeing in January 2003.

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

     At September 30, 2003, TIMET had 4,024,820 shares outstanding of its 6.625% convertible preferred securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions will continue to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. TIMET may consider resuming payment of distributions on the convertible preferred securities once the outlook for TIMET's results from operations improves substantially.

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

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, collateralized by 10.2 million shares of NL common stock owned by Tremont. The new facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At September 30, 2003, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Valhi's operations are conducted primarily through its subsidiaries and affiliates (NL, CompX, Waste Control Specialists and TIMET). Accordingly, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. At NL's current $.20 per share quarterly rate, and based on the 40.4 million NL shares held directly or indirectly by Valhi at September 30, 2003 (including the 10.2 million NL shares now held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual regular dividends from NL of approximately $32.3 million. In the second quarter of 2003, CompX suspended its regular quarterly dividend of $.125 per share. TIMET is currently prohibited from paying dividends on its common stock due to its election to defer payment of interest on its convertible securities.

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

     At September 30, 2003, Valhi had $6.2 million of parent level cash and cash equivalents, had $5 million outstanding under its revolving bank credit agreement and had $1.2 million of short-term demand loans payable to Contran. In addition, Valhi had $63.9 million of borrowing availability under its bank credit facility. In October 2003, the maturity date of Valhi's revolving bank credit facility was extended one year to October 2004, and the size of the facility was increased from $70 million to $85 million.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its maturity in 2010, and such loan is subordinated to Snake River's third-party senior debt. At September 30, 2003, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $31.8 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2008, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($13.6 million in 2003) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by accounting principles generally accepted in the United States of America ("GAAP"), the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

o The Company discloses percentage changes in NL's average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to (i) the 2002 Annual Report, (ii) the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and (iii) Note 14 to the Consolidated Financial Statements included in
Part I of this Quarterly Report on Form 10-Q for descriptions of certain legal proceedings, which information is incorporated herein by reference.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587) (formerly known as Borden et al. vs. The Sherwin-Williams Company, et al.) In October 2003, the court set June 24, 2004 as the trial date.

     Quitman County School District v. Lead Industries Association, et al. (Circuit Court of Quitman County, Mississippi, Case No. 2001-0106). In August 2003, the trial court granted the plaintiff's motion to dismiss NL with prejudice.

     Jackson et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Case No. 2002-10-CV1). In August 2003, the court set a trial date of June 1, 2004.

     City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In October 2003, the trial court granted defendants' motion to dismiss. The time for appeal has not yet run.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV0030066). In July 2003, defendants' motion for summary judgment was granted by the trial court, and the plaintiff has appealed.

     Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). NL has answered the complaint and denied all of the plaintiffs' allegations.

     Crawford, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al.
v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. Asarco Incorporated, et al. (Case No. CJ-03-308) (all in the District Court in and for Ottawa County, State of Oklahoma). NL has removed the cases to the United States District Court for the Northern District of Oklahoma, and has answered the complaints and denied all of the plaintiffs' allegations.

     In November 2003, NL was served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County
Department, Law Division, Case No. 03L 012425). The complaint seeks damages against NL and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor's residence. NL intends to deny all allegations of liability.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

    10.1 - Termination Agreement by and between Wyman-Gordon Company and Titanium Metals Corporation effective as of September 28, 2003 - incorporated by reference to Exhibit No. 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2003.

    10.2 -     Form  of  Intercorporate   Services   Agreement  between  Contran
               Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit No. 10.2 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

    10.3 - Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) - incorporated by reference to Exhibit No. 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

    31.1 -     Certification

    31.2 -     Certification

    32.1 -     Certification.

     The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2003.

               August 5, 2003 - Reported Items 7 and 9. September 2, 2003 - Reported Items 7 and 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VALHI, INC.
                                  (Registrant)



Date   November 13, 2003              By /s/ Bobby D. O'Brien
     ---------------------               ------------------------------
                                         Bobby D. O'Brien
                                         Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)



Date   November 13, 2003              By /s/ Gregory M. Swalwell
     ---------------------               ------------------------------
                                         Gregory M. Swalwell
                                         Vice President and Controller
                                         (Principal Accounting Officer)