Form 10-K
period 2003-12-31
VALHI INC /DE/
filed 2004-03-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 - For the fiscal year ended December 31, 2003

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

The aggregate market value of the 9.8 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of June 30, 2003 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $95 million.

As of February 27, 2004, 119,465,078 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


     A chart showing, as of December 31, 2003, (i) Valhi's 63% ownership of NL Industries, Inc., (ii) Valhi's 32% ownership of Kronos Worldwide, Inc., (iii) Valhi's 69% ownership of CompX International Inc., (iv) Valhi's 90% ownership of Waste Control Specialists LLC, (v) Valhi's 100% ownership of Tremont LLC, (vi) NL's 51% ownership of Kronos Worldwide, (vii) Tremont's 21% ownership of NL,
(viii) Tremont's 10% ownership of Kronos Worldwide, (ix) Tremont's 40% ownership of Titanium Metals Corporation ("TIMET") and (x) Valhi's 1% ownership of TIMET.

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

Chemicals                           Kronos   is   the   world's    fifth-largest
  Kronos Worldwide, Inc.            producer,   and   Europe's    second-largest
                                    producer,   of  titanium   dioxide  pigments
                                    ("TiO2"),   which  are  used  for  imparting
                                    whiteness,  brightness and opacity to a wide
                                    range   of   products    including   paints,
                                    plastics,  paper, fibers,  foods,  ceramics,
                                    cosmetics   and   other    "quality-of-life"
                                    products. Kronos had an estimated 12% share of worldwide TiO2 sales volumes in 2003.
                                    Kronos has production  facilities throughout
                                    Europe and North America.

Component Products                  CompX is a leading manufacturer of precision
  CompX International Inc.          ball bearing slides,  security  products and
                                    ergonomic  computer  support systems used in
                                    office      furniture,      computer-related
                                    applications   and  a   variety   of   other
                                    industries. CompX has production facilities in North America, Europe and Asia.

Waste Management                    Waste Control  Specialists owns and operates
  Waste Control Specialists LLC     a facility in West Texas for the processing,
                                    treatment,    storage   and    disposal   of
                                    hazardous,   toxic  and  certain   types  of
                                    low-level  radioactive wastes. Waste Control
                                    Specialists is seeking additional regulatory
                                    authorizations   to  expand  its  treatment,
                                    storage  and   disposal   capabilities   for
                                    low-level   and   mixed-level    radioactive
                                    wastes.

Titanium Metals                     Titanium Metals Corporation ("TIMET") is one
  Titanium Metals Corporation       of the world's leading producers of titanium
                                    sponge, melted products (ingot and slab) and
                                    mill  products.  TIMET had an estimated  18%
                                    share of  worldwide  industry  shipments  of
                                    titanium mill products in 2003. TIMET is the
                                    only   producer   with   major    production
                                    facilities in both the U.S. and Europe,  the
                                    world's   principal   markets  for  titanium
                                    consumption.

     Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and another entity. As of February 27, 2004, Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board of Contran and Valhi, may be deemed to control such companies. NL (NYSE: NL), Kronos (NYSE: KRO), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each currently file periodic reports with the Securities and Exchange Commission ("SEC"). The information set forth below with respect to such companies has been derived from such reports.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o The ability to implement headcount reductions in certain operations in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings realized,
o    The ability of the Company to renew or refinance credit facilities,
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
o    Possible future litigation.

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


CHEMICALS - KRONOS WORLDWIDE, INC.

     General. Kronos is an international producer and marketer of TiO2 to customers in over 100 countries from facilities located throughout Europe and North America. Kronos is the world's fifth-largest TiO2 producer, with an estimated 12% share of worldwide TiO2 sales volumes in 2003. Approximately one-half of Kronos' 2003 sales volumes were attributable to markets in Europe, where Kronos is the second-largest producer of TiO2 with an estimated 18% share of European TiO2 sales volumes. Kronos has an estimated 15% share of North American TiO2 sales volumes.

     Pricing within the global TiO2 industry over the long term is cyclical, and changes in industry economic conditions, especially in Western industrialized nations, can significantly impact Kronos' earnings and operating cash flows. Kronos' average TiO2 selling prices were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003. Industry-wide demand for TiO2 is estimated to have been flat, or declined slightly, throughout 2003 as customers reduced their inventory levels in advance of declining selling prices. Kronos expects demand in 2004 will increase moderately over 2003 levels.

     Products and operations. Titanium dioxide pigments are chemical products used for imparting whiteness, brightness and opacity to a wide range of products, including paints, paper, plastics, fibers, foods, ceramics and cosmetics. TiO2 is considered to be a "quality-of-life" product with demand affected by the gross domestic product in various regions of the world.

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

     Per capita Ti02 consumption in the United States and Western Europe far exceeds consumption in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant regions for TiO2 consumption could emerge in Eastern Europe or the Far East (including China) as the economies in these countries develop to the point that quality-of-life products, including TiO2, are in greater demand. Kronos believes that, due to its strong presence in Western Europe, it is well positioned to participate in potential growth in consumption of Ti02 in Eastern Europe.

     Kronos believes that there are no effective substitutes for TiO2. However, extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used in a number of Kronos' markets. Generally, extenders are used to reduce to some extent the utilization of higher-cost TiO2. The use of extenders has not significantly changed TiO2 consumption over the past decade because, to date, extenders generally have failed to match the performance characteristics of TiO2. As a result, Kronos believes that the use of extenders will not materially alter the growth of the TiO2 business in the foreseeable future.

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, paper and plastics manufacturers.

     Kronos is one of the world's leading producers and marketers of TiO2. Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers with the majority of sales in Europe and North America. Kronos distributes its TiO2 by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years. As a result, Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. By volume, approximately one-half of Kronos' 2003 TiO2 sales were to Europe, with about 40% to North America and the balance to export markets.

     Kronos is also engaged in the mining and sale of ilmenite ore (a raw material used directly as a feedstock in some sulfate pigment production process described below), pursuant to a governmental concession with an unlimited term that allows Kronos to operate an ilmenite mine in Norway. The ore body, owned by the Norwegian government, has estimated ilmenite reserves that are expected to last at least 20 years. Ilmenite sales to third-parties represented approximately 5% of chemicals sales in each of 2001, 2002 and 2003. Kronos is also engaged in the manufacture and sale of iron-based water treatment chemicals (derived co-products of the pigment production processes). Kronos' water treatment chemicals are used as treatment and conditioning agents for industrial effluents and municipal wastewater, and in the manufacture of iron pigments.

     Manufacturing process, properties and raw materials. Kronos manufactures TiO2 using both the chloride process and the sulfate process. Approximately 72% of Kronos' current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology normally produces either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate  process,  it  is  finished  into  products  with  specific  performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive milling and micronizing. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and industry-wide chloride-process production facilities in 2003 represented approximately 62% of industry capacity.

     During 2003, Kronos operated four TiO2 facilities in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos has a Ti02 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a Ti02 plant in Lake Charles, Louisiana. Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. All of Kronos' principal production facilities are owned, except for the land under the Leverkusen and Fredrikstad facilities. Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term.

     Kronos' principal German operating subsidiary leases the land under its Leverkusen Ti02 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, representing about one-third of Kronos' current aggregate TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding Kronos' ability to transfer ownership or use of the Leverkusen facility.

     Kronos produced a record 476,000 metric tons of TiO2 in 2003, up from the previous record of 442,000 metric tons in 2002, and higher than the 412,000 metric tons produced in 2001. The lower TiO2 production in 2001 as compared to 2002 and 2003 was due in part to the effects of the fire discussed in Note 12 to the Consolidated Financial Statements. Kronos' average production capacity utilization rate in 2003 was at near full capacity, compared to 96% in 2002 and 91% in 2001. Capacity utilization rates in 2002 and 2003 were higher than 2001 due in part to continued debottlenecking activities. Kronos believes its current annual attainable production capacity is approximately 480,000 metric tons, including the production capacity relating to its one-half interest in the Louisiana plant. Kronos expects to be able to increase its production capacity (primarily at its chloride-process facilities) to approximately 490,000 metric tons during 2005 with only moderate capital expenditures.

     The primary raw materials used in the TiO2 chloride production process are chlorine, coke and titanium-containing feedstock derived from sand ilmenite and natural rutile ore. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchased approximately 390,000 metric tons of chloride feedstock in 2003, of which the vast majority was slag. Kronos purchased slag in 2003 from two subsidiaries of Rio Tinto plc UK (Richards Bay Iron and Titanium Limited of South Africa, and Q.I.T. Fer et Titane Inc. of Canada, or "Q.I.T.") under long-term supply contracts that expire at the end of 2007 and 2006, respectively. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2005. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are sulfuric acid and titanium-containing feedstock derived primarily from rock and beach sand ilmenite. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a Norwegian rock ilmenite mine which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2003. Kronos produced approximately 830,000 metric tons of ilmenite in 2003, of which approximately 300,000 metric tons were used internally by Kronos, with the remainder sold to third parties. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag (approximately 25,000 metric tons in 2003), primarily from Q.I.T. under a long-term supply contract that expires at the end of 2006.

     Kronos believes the availability of titanium-containing feedstock for both the chloride and sulfate processes is adequate for the next several years. Kronos does not expect to experience any interruptions of its raw material supplies because of its long-term supply contracts. However, political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman International Holdings LLC ("HICI") each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and HICI pursuant to separate offtake agreements. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos' cost for its share of the TiO2 produced is equal to its share of the joint venture's costs. A supervisory committee, composed of four members, two of whom are appointed by each partner, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each partner, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2003, Kronos had an estimated 12% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in several countries, including Germany and Canada.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., HICI, Kerr-McGee Corporation and Ishihara Sangyo Kaisha, Ltd. These five largest competitors have estimated individual worldwide shares of TiO2 production capacity ranging from 5% to 24%, and an estimated aggregate 70% share of worldwide TiO2 production volumes. DuPont has about one-half of total U.S. TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). No greenfield plants are currently under construction. Kronos expects industry capacity to increase as Kronos and its competitors debottleneck existing facilities. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos and the TiO2 industry's performances could be unfavorably affected.

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

     Patents and trademarks. Patents held for products and production processes are believed to be important to Kronos and to the continuing business activities of Kronos. Kronos continually seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells.

     Customer base and annual seasonality. Kronos believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' ten largest customers accounted for about one-fourth of chemicals sales during 2003. Neither Kronos' business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2003, Kronos employed approximately 2,450 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States and 2,400 at non-U.S. sites. Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. Kronos believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos' policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act ("OSHA"), the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes that the Louisiana Ti02 plant owned and operated by the joint venture and a Louisiana slurry facility owned by Kronos are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants. From time to time, Kronos' facilities may be subject to environmental regulatory enforcement under such statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits required for the plants to operate. Kronos believes all of its plants are in substantial compliance with applicable environmental laws regarding establishment of procedures for reduction and eventual elimination of pollution caused by waste from the TiO2 industry.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory denominator is provided by the European Union ("EU"). Germany and Belgium, each members of the EU, follow the initiatives of the EU; Norway, although not a member, generally patterns its environmental regulatory actions after the EU. Kronos believes it has obtained all required permits and is in substantial compliance with applicable EU requirements, including an EU directive. Neither Kronos nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     At Kronos' sulfate plant facilities other than in Norway and Canada, Kronos recycles spent acid either through contracts with third parties or using its own facilities. Kronos has a contract with a third party to treat certain German sulfate-process effluents. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant. Under certain circumstances, Kronos may terminate the contract after giving six months notice with respect to treatment of effluents from the Leverkusen plant. At Kronos' Norwegian plant, Kronos ships its spent acid to a third party location where it is treated and disposed of. Kronos' Canadian sulfate plant neutralizes its spent acid, byproduct gypsum is sold to a local wallboard manufacturer and other solid wastes are disposed of in a landfill.

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
protection and improvement programs were approximately $5 million in 2003, and are currently expected to approximate $5 million in 2004.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems used office furniture, computer-related applications and a variety of other industries. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of precision ball bearing slides, security products and ergonomic computer support systems . In 2003, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 45%, 37% and 14% of sales, respectively, with a variety of other products accounting for the remainder.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as office furniture, computer-related equipment, file cabinets, desk drawers, automated teller machines, tool storage cabinets and imaging equipment. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Butterfly Take Apart System, which is designed to easily disengage drawers from cabinets.

     Security products, or locking mechanisms, are used in applications such as vending and gaming machines, ignition systems, motorcycle storage compartments, parking meters and electrical circuit panels. These include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its potential, high-security TuBar locking system.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices which minimize adverse effects of dust and moisture and a number of complimentary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier.

     CompX's precision ball bearing slides and ergonomic computer support systems are sold under the CompX Waterloo, Waterloo Furniture Components, Thomas Regout and Dynaslide brand names, and its security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, Stock Locks, KeSet and TuBar brand names. CompX believes that its brand names are well recognized in the industry.

     CompX also manufactuers, markets and/or distributes a complete line of window furnishings hardware in European markets in addition to other furniture products.

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

     A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end users. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2003, the ten largest customers accounted for about 38% of component products sales (2002 - 30%; 2001 - 36%). In each of the past three years, no customer individually represented over 10% of sales.

     Manufacturing and operations. At December 31, 2003, CompX operated five manufacturing facilities in North America (two in Illinois and one in each of South Carolina, Michigan and Canada), one facility in The Netherlands and two facilities in Taiwan. Precision ball bearing slides or ergonomic products are manufactured in the facilities located in Canada, The Netherlands, Michigan and Taiwan and security products are manufactured in the facilities located in South Carolina and Illinois. All of such facilities are owned by CompX except for one of the facilities in Taiwan and the facility in The Netherlands, which are leased. See Note 12 to the Consolidated Financial Statements. CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

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

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases, such as rapidly increasing worldwide steel prices in 2002 and 2003. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed by CompX to be important to its continuing business activity, and owns a number of trademarks and brand names, including CompX, CompX Security Products, CompX Waterloo, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, Thomas Regout, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide. CompX believes these trademarks are well recognized in the component products industry.

     Regulatory and environmental matters. CompX's operations are subject to federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. CompX's operations are also subject to federal, state, local and foreign laws and regulations relating to worker health and safety. CompX believes that it is in substantial compliance with all such laws and regulations. The costs of complying with such laws and regulations have not significantly impacted CompX to date, and CompX has no significant planned costs or expenses relating to such matters. There can be no assurance, however, that compliance with future laws and regulations will not require CompX to incur significant additional expenditures, or that such additional costs would not have a material adverse effect on CompX's consolidated financial condition, results of operations or liquidity.

     Employees. As of December 31, 2003, CompX employed approximately 1,700 persons, including 655 in the United States, 570 in Canada, 300 in the Netherlands and 175 in Taiwan. Approximately 77% of CompX's employees in Canada are covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the term of the contract expiring in January 2006. Wage increases for these Canadian employees have historically been in line with overall inflation. CompX believes its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     General. Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first of such wastes were received for disposal in 1997. Subsequently, Waste Control Specialists has expanded its permitting authorizations to include the processing, treatment and storage of low-level and mixed-level radioactive wastes and the disposal of certain types of low-level radioactive wastes. To date, Valhi has contributed $75 million to Waste Control Specialists in return for its 90% membership equity interest, which cash capital contributions were used primarily to fund construction of the facility and fund Waste Control Specialists' operating losses. The other owner contributed certain assets, primarily land and operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resource Conservation Commission, and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA. The ten-year RCRA and TSCA permits initially expire in November 2004, but are subject to renewal by the TCEQ assuming Waste Control Specialists remains in compliance with the provisions of the permits. In February 2004, Waste Control Specialists submitted an application for renewal of these permits. While there can be no assurance, Waste Control Specialists believes it will be able to obtain extensions to continue operating the facility for the foreseeable future.

     In November 1997, the Texas Department of Health ("TDH") issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed-level radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in 1998. Waste Control Specialists has also been issued a permit by the TCEQ to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed-level radioactive wastes. Waste Control Specialists has also obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). Although there are other categories of low-level and mixed-level radioactive wastes which continue to be ineligible for disposal under the increased authority, Waste Control Specialists intends to pursue additional regulatory authorizations to expand its storage, treatment and disposal capabilities for low-level and mixed-level radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Following the initial phase of the construction, Waste Control Specialists had approximately 400,000 cubic yards of airspace landfill capacity in which customers' wastes can be disposed. Waste Control Specialists constructed during 2001 an additional 100,000 cubic yards of airspace landfill capacity. Waste Control Specialists owns approximately 14,000 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote. In addition, based on extensive drilling by the oil and gas industry in the area, Waste Control Specialists does not believe there are any underground aquifers or other usable sources of water below the site.

     While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The facility, as constructed, provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and mixed low-level radioactive wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Waste Control Specialists' policy is to conduct these operations in compliance with its current permits. Treatment operations involve processing wastes through one or more thermal, chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Thermal treatment uses a thermal destruction technology as the primary mechanism for waste destruction. Physical treatment methods include distillation, evaporation and separation, all of which result in the separation or removal of solid materials from liquids. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and basically results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment processes may involve technology which Waste Control Specialists may acquire, license or subcontract from third parties.

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

     Waste Control Specialists' target customers are industrial companies, including chemical, aerospace and electronics businesses and governmental agencies, including the DOE, which generate hazardous, mixed low-level radioactive and other wastes. A majority of the customers are expected to be located in the southwest United States, although customers outside a 500-mile radius of the site can be handled via rail lines. Waste Control Specialists employs its own salespeople as well as third-party brokers to market its services to potential customers.

     Competition. The hazardous waste industry (other than low-level and mixed-level radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of a broad range of low-level and mixed-level radioactive wastes.

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA- and TSCA-related wastes. Principal competitors are Envirocare of Utah, American Ecology Corporation and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a public transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 2003, Waste Control Specialists employed approximately 80 persons.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies and the exercise of broad discretion by regulators are by their nature subject to change. It is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations or liquidity, especially because Waste Control Specialists owns and operates only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' RCRA and TSCA permits and its license from the TDH expire in 2004, although such permits and licenses can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or TDH, as applicable. In February 2004, Waste Control Specialists submitted an application for renewal of these permits.

     Prior to June 2003, the state law in Texas prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists currently expects to apply for such a disposal license with the applicable regulatory agency by the application deadline of August 6, 2004. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

     General. TIMET is one of the world's leading producers of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium. TIMET estimates that in 2003 it accounted for approximately 18% of worldwide industry shipments of mill products and approximately 8% of worldwide sponge production.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium and represented approximately 42% of aggregate mill product shipments in 2003, the number of non-aerospace end-use markets for titanium has expanded substantially. Established industrial uses for titanium include chemical and industrial power plants, desalination plants and pollution control equipment.

     Industry conditions. The titanium industry historically has derived a substantial portion of its business from the aerospace industry. Aerospace demand for titanium products, which includes both jet engine components (e.g. blades, discs, rings and engine cases) and air frame components (e.g. bulkheads, tail sections, landing gear, wing supports and fasteners) can be broken down into commercial and military sectors. The commercial aerospace sector has a significant influence on titanium companies, particularly mill product producers such as TIMET.

     In 2003, TIMET estimates the commercial aerospace sector accounted for mill product shipments of approximately 15,700 metric tons, a 7% decrease from 2002, and represented approximately 78% of aerospace industry mill product shipments and 33% of aggregate mill product shipments. Mill product shipments to the military aerospace sector in 2003 were approximately 4,400 metric tons, a 15% increase from 2002, and represented approximately 22% of aerospace industry mill product shipments and 9% of aggregate mill product shipments. Military aerospace sector shipments are largely driven by government defense spending in North America and Europe. As discussed further below, new aircraft programs generally are in development for several years, followed by multi-year procurement contracts. TIMET's business is more dependent on aerospace demand than the overall titanium industry, as approximately 68% of TIMET's mill product shipment volume in 2003 was to the aerospace industry (57% commercial aerospace and 11% military aerospace).

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,000 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. In 2002, industry shipments approximated 50,000 metric tons, and in 2003 TIMET estimates industry shipments approximated 48,000 metric tons. TIMET currently expects total industry mill product shipments in 2004 will increase from 2003 levels to at least 51,000 metric tons.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2003 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 579 (including 154 wide bodies) in 2003. The Airline Monitor's most recently issued forecast (January 2004) calls for 575 deliveries in 2004, 540 deliveries in 2005 and 510 deliveries in 2006. Relative to 2003, these forecasted delivery rates represent anticipated declines of about 1% in 2004, 7% in 2005 and 12% in 2006. From 2007 through 2011, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries, with forecasted deliveries of 620 aircraft in 2008, exceeding 2003 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries.

     Although the commercial airline industry continues to face significant challenges, recent economic data show signs of an improving business environment in that sector. According to The Airline Monitor, the worldwide commercial airline industry reported an estimated operating loss of approximately $3.5 billion in 2003, compared to a $7.3 billion loss in 2002 and an $11.7 billion loss in 2001. The Airline Monitor is currently forecasting operating income of approximately $6.3 billion for the industry in 2004. Additionally, global airline passenger traffic returned to pre-September 11, 2001 levels in November 2003. Although these appear to be positive signs, TIMET currently believes that industry mill product shipments into the commercial aerospace sector will be somewhat flat in 2004 and show a modest upturn in 2005.

     Military aerospace programs were the first to utilize titanium's unique properties on a large scale, beginning in the 1950s. Titanium shipments to military aerospace markets reached a peak in the 1980s before falling to historical lows in the early 1990s after the end of the Cold War. However, the importance of military markets to the titanium industry is expected to rise in coming years as defense spending budgets increase in reaction to terrorist activities and global conflicts. TIMET estimates that overall titanium consumption will increase in this market sector in 2004 and beyond, but consumption by military applications will offset only a relatively small part of the decrease seen in the commercial aerospace sector.

     Several of today's active U.S. military aircraft programs, including the C-17, F/A-18, F-16 and F-15 began during the Cold War and are forecast to continue production for the foreseeable future. In addition to these established programs, new programs in the United States offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production, and U.S. Air Force officials have expressed a need for a minimum of 339 airplanes, but cost overruns and development delays may result in reduced procurement over the life of the program. In October 2001, Lockheed-Martin Corporation was awarded what could eventually become the largest military contract ever for the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in late 2006, and although no specific order and delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and include as many as 3,000 to 4,000 planes. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to increase over the next decade.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. Although emerging market demand presently represents only about 5% of the total industry demand for titanium mill products today, TIMET believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. TIMET is actively pursuing these markets.

     Although difficult to predict, the automotive market continues to be an attractive emerging segment due to its potential for sustainable long-term growth. For this reason, in 2002, TIMET established a new division, TIMET Automotive, focused on the development of the automobile, truck and motorcycle markets. The division is tasked with developing and marketing proprietary alloys and processes specifically suited for automotive applications and supporting supply chain activities for automotive manufacturers to most cost effectively engineer titanium components. Titanium is now used in several consumer car applications, including the Corvette Z06, Toyota Alteeza, Infiniti Q45, Volkswagen Lupo FSI, Honda S2000 and Mercedes S Class and in numerous motorcycles.

     At the present time, titanium is primarily used for exhaust systems, suspension springs and engine valves in consumer vehicles. In exhaust systems, titanium provides for significant weight savings, while its corrosion resistance provides life-of-vehicle durability. In suspension spring applications, titanium's low modulus of elasticity allows the spring's height to be reduced by 20% to 40% compared to a steel spring, which, when combined with the titanium's low density, permits 30% to 60% weight savings over steel spring suspension systems. The lower spring height provides vehicle designers new styling alternatives and improved performance opportunities. Titanium suspension springs and exhaust applications are also attractive compared to alternative lightweight technologies because the titanium component can often be formed and fabricated on the same tooling used for the steel component it is typically replacing. This is especially attractive for the rapidly growing niche vehicle market sectors that often seek the performance attributes that titanium provides, but where tooling costs prohibit alternative light-weighting or other improved performance strategies.

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

     Utilization of titanium on military ground combat vehicles for armor applique and integrated armor or structural components continues to gain acceptance within the military market segment. Titanium armor components provide the necessary ballistic performance while achieving a mission critical vehicle performance objective of reduced weight. In order to counteract increased threat levels, titanium is being utilized on vehicle upgrade programs in addition to new builds. Based on active programs, as well as programs currently under evaluation, TIMET believes there will be additional usage of titanium on ground combat vehicles that will provide continued growth in the military market segment.

     The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium's light weight, high strength and corrosion resistance properties is creating new opportunities for the material. TIMET has a dedicated group that is focused on developing the expansion of titanium use in this market and in other non-aerospace applications.

     The decision to select titanium components for consumer car, truck and motorcycle components remains highly cost sensitive, however TIMET believes titanium's acceptance in consumer vehicles will expand as the automotive industry continues to better understand the benefits titanium offers.

     Products and operations. TIMET is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various other alloying elements, (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe and (iv) fabrications that are cut, formed, welded and assembled from titanium mill products (spools, pipe fittings, manifolds, vessels, etc.).

     Titanium sponge (so called because of its appearance) is the commercially pure, elemental form of titanium metal. The first step in TIMET's sponge production involves the chlorination of titanium-containing rutile ores (derived from beach sand) with chlorine and petroleum coke to produce titanium tetrachloride. Titanium tetrachloride is purified and then reacted with magnesium in a closed system, producing titanium sponge and magnesium chloride as co-products. TIMET's titanium sponge production facility in Nevada incorporates vacuum distillation process ("VDP") technology, which removes the magnesium and magnesium chloride residues by applying heat to the sponge mass while maintaining a vacuum in the chamber. The combination of heat and vacuum boils the residues from the sponge mass, and then the mass is mechanically pushed out of the distillation vessel, sheared and crushed, while the residual magnesium chloride is electrolytically separated and recycled.

     Titanium ingot and slab are solid shapes (cylindrical and rectangular, respectively) that weigh up to 8 metric tons in the case of ingots and up to 16 metric tons in the case of slabs. Each ingot and slab is formed by melting titanium sponge, scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the starting material for further processing into mill products. However, it also sells ingot and slab to third parties.

     Titanium mill products result from the forging, rolling, drawing, welding and/or extrusion of titanium ingot or slab into products of various sizes and grades. These mill products include titanium billet, bar, rod, plate, sheet, strip and pipe. Fabrications result from the cutting, forming, welding and assembling of titanium mill products into various products such as spools, pipe fittings, manifolds and vessels. TIMET sends certain products either to TIMET's service centers or to outside vendors for further processing before being shipped to customers. TIMET's customers either process TIMET's products for their ultimate end-use or for sale to third parties.

     During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of customers, particularly in aerospace component production. TIMET certifies its products meet customer specification at the time of shipment for substantially all customer orders.

     TIMET is reliant on several outside processors to perform certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France. In the U.S., one of these outside processors is owned by a competitor, and another is operated by a customer. These processors are currently the primary source for these services. Other processors used in the U.S. are not competitors or customers. In France, the processor is also a joint venture partner of TIMET's majority-owned French subsidiary. During 2003, TIMET made significant strides toward reducing the reliance on competitor-owned sources for these services, so that any interruption in these functions should not have a material adverse effect on TIMET's business, results of operations, financial position and liquidity.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloying elements. During 2003, approximately 36% of TIMET's melted and mill product raw material requirements were fulfilled with internally produced sponge, 28% with purchased sponge, 30% with titanium scrap and 6% with alloying elements.

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. A majority of TIMET's supply of rutile ore is currently purchased from Australian suppliers. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies, although political or economic instability in the countries from which TIMET purchases its rutile could materially adversely affect availability. However, there can be no assurance that TIMET will not experience interruptions.

     Chlorine is currently obtained from a single supplier near TIMET's Nevada sponge plant in Nevada. While TIMET does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. In the event of supply disruption, TIMET has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow TIMET to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are also generally available from a number of suppliers.

     While TIMET was one of five major worldwide producers of titanium sponge in 2003, it cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium mill and melted products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. TIMET is the only active major U.S. producer of titanium sponge. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. During 2003, two other sponge producers received additional qualification of their products for certain critical aerospace applications. This qualification process of competitors for other aerospace applications is likely to continue for several more years.

     Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. Since 2000, TIMET has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile. In September 2002, TIMET entered into an agreement with a sponge supplier effective from January 1, 2002 through December 31, 2007. This agreement replaced and superceded a prior 1997 agreement. The new agreement requires minimum annual purchases by TIMET of approximately $10 million. TIMET has no other long-term sponge supply agreements. In 2004, TIMET expects to continue to purchase sponge from a variety of sources.

     TIMET utilizes a combination of internally produced, customer returned and externally produced titanium scrap at all of its melting locations. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in TIMET's factories during the melting and processing of mill products. Customer returned scrap is generally part of a supply agreement with a customer, which provides a "closed loop" arrangement resulting in supply and cost stability. Externally produced scrap is purchased from a wide range of sources, including customers, collectors, processors and brokers. In 2004, TIMET anticipates that approximately half the scrap it will utilize will be purchased from external suppliers. TIMET also sells scrap, usually in a form of grade it cannot recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. During cycles in the titanium business, the amount of scrap generated in the supply chain varies. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in the market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, TIMET's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, placing downward pressure on the market price of scrap. As a net purchaser of scrap, TIMET is susceptible to price increases during periods of increasing demand, although this phenomena normally results in higher selling prices for melted and mill products, which tend to offset the increased material costs.

     All of TIMET's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Current demand for these steel products, especially from China, have produced a significant increase in demand for titanium scrap at a time where titanium scrap generation rates are at low levels because of the lower commercial aircraft build rates. These events are expected to cause a relative shortage of titanium scrap in 2004, resulting in tight supply and higher market prices, costs, which will directly impact the approximate 50% of scrap TIMET purchases from external sources. TIMET's ability to recover these material costs via higher selling prices to its customers is uncertain.

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

     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 2003, the plants operated at approximately 56% of practical capacity, as compared to 55% in 2002 and 75% in 2001. In 2004, TIMET's plants are expected to operate at approximately 60% to 65% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     TIMET's sponge facility is expected to operate at approximately 92% of its annual practical capacity of 8,600 metric tons during 2004, up from approximately 73% in 2003. VDP sponge is used principally as a raw material for TIMET's melting facilities in the U.S. and Europe. Approximately 1,200 metric tons of VDP production from TIMET's Nevada facility were used in Europe during 2003, which represented approximately 32% of the sponge consumed in TIMET's European operations. TIMET expects the consumption of VDP sponge in its European operations to be approximately 35% to 40% of their sponge requirements in 2004. The raw materials processing facilities in Pennsylvania primarily process scrap used as melting feedstock, either in combination with sponge or separately. Sponge for melting requirements in the U.S. that is not supplied by TIMET's Nevada plant is purchased principally from the DLA and suppliers in Japan and Kazakhstan.

     TIMET's U.S. melting facilities in Nevada and Pennsylvania produce ingot and slab, which are either sold to third parties or used as feedstock for TIMET's mill products operations. These melting facilities are expected to operate at approximately 70% of aggregate annual practical capacity in 2004, up from 58% in 2003.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Ohio, which receives ingot or slab principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facility is expected to operate at approximately 58% of annual practical capacity in 2004, up from 53% in 2003. Capacity utilization across TIMET's individual mill product lines varies.

     One of TIMET's facilities in the United Kingdom produces VAR ingots used primarily as feedstock for its forging operations at the same facility. The forging operations process the ingot principally into billet product for sale to customers or into an intermediate product for further processing into bar or plate at its other facility in the United Kingdom. U.K. melting and mill products production in 2004 is expected to operate at approximately 69% and 51%, respectively of annual practical capacity, compared to 51% and 47%, respectively, in 2003.

     Sponge for melting requirements in both the U.K. and France that is not supplied by TIMET's Nevada facility is purchased principally from suppliers in Japan and Kazakhstan.

     Distribution, market and customer base. TIMET sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. TIMET's marketing and distribution system also includes eight TIMET-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar, flat-rolled sheet and strip. TIMET believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     TIMET has long-term agreements with certain major aerospace customers, including, among others, The Boeing Company, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company, a unit of Precision Castparts Corporation. These agreements expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices. (although some contain elements based on market pricing). Generally, the agreements require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types.

     In certain events of nonperformance by TIMET, the agreements may be terminated early. Although it is possible that some portion of the business would continue on a non-agreement basis, the termination of one or more of the agreements could result in a material and adverse effect on TIMET's business, consolidated results of operations, financial position or liquidity. The agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. To varying degrees, the agreements effectively obligate TIMET to bear all or part of the risks of increases in raw material and other costs, but also allow TIMET to benefit from decreases in such costs.

     During the third quarter of 2003, TIMET and Wyman-Gordon agreed to terminate the 1998 purchase and sale agreement associated with the formation of the titanium castings joint venture previously owned by the two parties. TIMET agreed to pay Wyman-Gordon a total of $6.8 million in three quarterly installments in connection with this termination, which included the termination of certain favorable purchase terms. TIMET recorded a one-time charge for the entire $6.8 million as a reduction to sales in the third quarter of 2003. Concurrently, TIMET entered into new long-term purchase and sale agreements with Wyman-Gordon that expire in 2008.

     In April 2001, TIMET reached a settlement of the litigation between TIMET and Boeing related to their long-term agreement entered into in 1997. Pursuant to the settlement, TIMET received a cash payment of $82 million from Boeing. Under the terms of the new Boeing agreement, as amended, in years 2002 through 2007, Boeing is required to advance to TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors during the preceding year. Effectively, TIMET collects $3.80 less from Boeing than the agreement selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collects the full agreement selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound of titanium product sold to Boeing subcontractors. The Boeing customer advance is also reduced as take-or-pay benefits are earned. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will pay TIMET as such product is produced.

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

     Approximately 55% of TIMET's 2003 sales was generated by sales to customers within North America, as compared to about 53% and 51% in 2002 and 2001, respectively. Approximately 38% of TIMET's 2003 sales was generated by sales to European customers, as compared to about 40% in 2002 and 39% in 2001.

     About 68% of TIMET's sales was generated by sales to the aerospace industry in 2003, as compared to 67% in 2002 and 70% in 2001. Sales under TIMET's long-term agreements accounted for over 41% of its sales in 2003. TIMET expects that a majority of its 2004 sales will be to the aerospace industry.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group of the United States and Airbus Integrated Company (80% owned by European Aeronautic Defense and Space Company and 20% owned by BAE Systems) of Europe. In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users: Rolls-Royce, Pratt & Whitney (a unit of United Technologies Corporation), General Electric Aircraft Engines and Societe Nationale d<180>Etude et de Construction de Moteurs d<180>Aviation. TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     As of December 31, 2003, the estimated firm order backlog for Boeing and Airbus, as reported by The Airline Monitor, was 2,555 planes, versus 2,649 planes at the end of 2002 and 2,919 planes at the end of 2001. The estimated firm order backlog for wide body planes at year-end 2003 was 701 (27% of total backlog) compared to 709 (27% of total backlog) at the end of 2002 and 801 (27% of total backlog) at the end of 2001. The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon.

     Wide body planes (e.g., Boeing 747, 767 and 777 and Airbus A330 and A340) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, TIMET estimates that approximately 58 metric tons, 43 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. TIMET estimates that approximately 24 metric tons, 17 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At year-end 2003, a total of 129 firm orders had been placed for the Airbus A380 superjumbo jet, a program officially launched in December 2000 with anticipated first deliveries in 2006. TIMET estimates that approximately 77 metric tons of titanium will be purchased for each A380 manufactured, the most of any commercial aircraft. Additionally, Boeing currently plans a mid-2004 production launch for its newly announced model, the 7E7 Dreamliner. Although this airplane will contain more composite materials than a typical Boeing airplane, initial estimates are that approximately 49 metric tons of titanium (for the airframe) will be purchased for each 7E7 airframe manufactured. Engine estimates are not yet available for the 7E7.

     Outside of aerospace markets, TIMET manufactures a wide range of industrial products, including sheet, plate, tube, bar, billet, pipe and skelp, for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 19% of TIMET's sales in 2003, and 18% in 2002 and 2001, were generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of condenser tubing. For the oil and gas industry, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil production equipment, including fabrication of sub-sea manifolds. In armor and armament, TIMET sells plate products for fabrication into door hatches on fighting vehicles, as well as tank/turret protection.

     In addition to mill and melted products, which are sold into the aerospace, industrial and emerging markets, TIMET sells certain other products such as titanium sponge that are not suitable for internal use, titanium tetrachloride and fabricated titanium assemblies. Sales of these other products represented 13% of TIMET's sales in 2003, 15% in 2002 and 12% in 2001.

     TIMET's backlog of unfilled orders was approximately $180 million at December 31, 2003, compared to $165 million at December 31, 2002 and $225 million at December 31, 2001. Substantially the entire 2003 year-end backlog is scheduled for shipment during 2004. TIMET's order backlog may not be a reliable indicator of future business activity.

     TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. There are currently five major, and several minor, producers of titanium sponge in the world. TIMET is currently the only active major U.S. sponge producer.

     TIMET's principal competitors in aerospace markets are Allegheny Technologies Incorporated and RTI International Metals, Inc., both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. These companies, along with certain Japanese producers and certain other companies, are also principal competitors in industrial and emerging markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

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

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).

     The U.S. maintains a trade program referred to as the generalized system of preferences, or "GSP program," designed to promote the economies of a number of lesser-developed countries (referred to as beneficiary developing countries) by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. In 2002, TIMET filed a petition seeking the removal of duty-free treatment under the GSP program for imports of titanium wrought products into the U.S. from Russia. Action on the TIMET petition has been deferred, meaning duty-free treatment on imports of titanium wrought products into the U.S. from Russia will continue for the time being.

     In 2002, Kazakhstan filed a petition with the Office of the U.S. Trade Representative seeking GSP status on imports of titanium sponge into the U.S., which, if granted, would have eliminated the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge). On July 1, 2003, Kazakhstan's petition was denied.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products, and TIMET has pursued and will continue to pursue the removal of GSP status for titanium wrought products, although no assurances can be made that TIMET will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus TIMET's business, consolidated results of operations, financial position or liquidity.

     Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, applications development in the automotive division and development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and other emerging markets. TIMET conducts the majority of its research and development activities at its Nevada facility, with additional activities at its facility in England. TIMET incurred research and development costs of $2.6 million in 2001, $3.3 million in 2002 and $2.8 million in 2003.

     In April 2003, TIMET was selected by the United States Defense Advanced Research Projects Agency ("DARPA") to lead a program aimed at commercializing the "FFC Cambridge Process." The FFC Cambridge Process, developed by certain professors at the University of Cambridge, represents a potential breakthrough technology in the process of extracting titanium from titanium-bearing ores. This program will receive up to approximately $12.3 million in government funding over the next five years. As part of the program, TIMET is leading a team of scientists from major defense contractors, including General Electric Aircraft Engines, United Defense Limited Partners and Pratt & Whitney, as well as the University of California at Berkeley and the University of Cambridge. The funding is allocated among all of the program partners (including TIMET) to cover program costs. Additionally, TIMET contributes unreimbursed personnel time to assist in the research. In connection with the program, TIMET has negotiated a non-exclusive development and production license for the FFC Cambridge Process technology from British Titanium plc. TIMET is conducting the development work at its Nevada facility. While much work must be done and success is by no means a certainty, TIMET considers this a significant opportunity to possibly achieve a meaningful reduction in the cost of producing titanium metal.

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

     Employees. At December 31, 2003, TIMET employed approximately 2,050 persons (1,265 in the U.S. and 785 in Europe), compared to 1,950 persons at the end of 2002 and 2,410 at the end of 2001. The cyclical nature of the aerospace industry and its impact on TIMET's business is the principal reason that TIMET periodically implements cost reduction restructurings, reorganizations and other changes that impact TIMET's employment levels. The 19% decrease in employees from 2001 to 2002 was principally in response to changes in market demand for TIMET's products and met TIMET's targeted reductions announced during the third quarter of 2002. The increase during 2003 reflects the increase in demand for titanium products during the second half of 2003, somewhat offset by TIMET's continued efforts to operate at more efficient levels. TIMET currently expects employment to slightly increase throughout 2004 as production continues to increase.

     TIMET's production, maintenance, clerical and technical workers in Ohio, and its production and maintenance workers in Nevada, are represented by the United Steelworkers of America under contracts expiring in June 2005 and October 2004, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions. New labor agreements were recently reached with TIMET's U.K. employees through 2005 and TIMET's French employees through 2005.

     While TIMET currently considers its employee relations to be satisfactory, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect TIMET's business, consolidated financial position, results of operations or liquidity.

     Regulatory and environmental matters. TIMET's operations are governed by various federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the OSHA, the Clean Air Act, the Clean Water Act and the RCRA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous or toxic under environmental and worker safety and health laws and regulations. TIMET has used and manufacturer such substances throughout the history of its operations. As a result, risk of environmental, health and safety issues is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurances that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, consolidated financial position, results of operations or liquidity.

     TIMET's operations in Europe are similarly subject to various countries laws and regulations respecting environmental and worker safety matters. Such laws have not had, and are not presently expected to have, a material adverse effect on TIMET's business, consolidated financial position, results of operations or liquidity.

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

     TIMET incurred capital expenditures related to health, safety and environmental compliance and improvement matters of approximately $2.4 million in 2001, $1.4 million in 2002 and $1.9 million in 2003. TIMET's capital budget provides for approximately $2.9 million of such expenditures in 2004. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts estimated to be required for such matters.

OTHER

     NL Industries, Inc. In addition to its 51% ownership of Kronos at December 31, 2003, NL also holds certain marketable securities and other investments. In addition, NL owns 100% of EWI Re. Inc., an insurance brokerage company. See Note 17 to the Consolidated Financial Statements.

     Tremont LLC. Tremont is primarily a holding company which owns 21% of NL, 40% of TIMET and 10% of Kronos at December 31, 2003. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex.

     Foreign operations. Through its subsidiaries and affiliates, the Company has substantial operations and assets located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada and component products operations in the Netherlands and Taiwan. See Note 2 to the Consolidated Financial Statements. Approximately 71% of Kronos' 2003 aggregate TiO2 sales were to non-U.S. customers, including 9% to customers in areas other than Europe and Canada. Approximately 39% of CompX's 2003 sales were to non-U.S. customers located principally in Canada and Europe. About 45% of TIMET's 2003 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. See Note 21 to the Consolidated Financial Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Website and availability of Company reports filed with the SEC. Valhi files reports, proxy and information statements and other information with the SEC. The Company does not maintain a website on the internet. The Company will provide to anyone without charge copies of this Annual Report on Form 10-K for the year ended December 31, 2003, copies of the Company's Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, as soon as they are filed with the SEC upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

ITEM 2.  PROPERTIES

     Valhi has approximately 34,000 square feet of leased office space for its principal executive offices in a building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697. The principal properties used in the operations of the Company, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are generally adequate and suitable for their respective uses.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 18 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     NL lead pigment litigation.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint (together, the "former pigment manufacturers"), and lead-based paint, and the Lead Industries Association ("LIA") have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur future liability in respect of the pending litigation in view of the inherent uncertainties involved in court and jury rulings.

     In 1989 and 1990, the Housing Authority of New Orleans ("HANO") filed third-party complaints for indemnity and/or contribution against NL, other former manufacturers of lead pigment (together with NL, the "former pigment manufacturers") and the LIA in 14 actions commenced by residents of HANO units seeking compensatory and punitive damages for injuries allegedly caused by lead pigment. All but two of the actions (Hall v. HANO, et al., No. 89-3552, and Allen v. HANO, et al., No. 89-427, Civil District Court for the Parish of Orleans, State of Louisiana) have been dismissed. The two remaining cases have been inactive since 1992.

     In June 1989, a complaint was filed in the Supreme Court of the State of New York, County of New York, against the former pigment manufacturers and the LIA. Plaintiffs sought damages in excess of $50 million for monitoring and abating alleged lead paint hazards in public and private residential buildings, diagnosing and treating children allegedly exposed to lead paint in city buildings, the costs of educating city residents to the hazards of lead paint, and liability in personal injury actions against the New York City and the New York City Housing Authority based on alleged lead poisoning of city residents (The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corp. v. Lead Industries Association, Inc., et al., No. 89-4617). As a result of pre-trial motions, the New York City Housing Authority is the only remaining plaintiff in the case and is pursuing damage claims only with respect to two housing projects. Discovery is proceeding, but no activity has occurred since September 2001.

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

     In December 1998, NL was served with a complaint on behalf of four children and their guardians in Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). Plaintiffs purport to represent a class of all children and mothers similarly situated in New York State. The complaint seeks damages from the LIA and other former pigment manufacturers for establishment of property abatement and medical monitoring funds and compensatory damages for alleged injuries to plaintiffs. In February 2004, the court denied plaintiffs' motion for class certification. The time for plaintiffs to appeal has not yet begun to run.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. In June 2003, the plaintiff appealed.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began in phase I of this case before a Rhode Island state court jury in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment remain pending and were not the subject of the 2002 trial. In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the verdict. In January 2004, plaintiff requested the court to dismiss its claims for state-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004, the court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice, and the time for plaintiffs to appeal this dismissal has not yet begun to run. In March 2004, the court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution, a decision of which the plaintiffs have announced their intention to appeal. The court also set April 2005 as the date for the retrial of all phases of this case.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability, and all defendants filed motions to dismiss various of the claims. In February 2002, the trial court dismissed all claims except those relating to product liability for lead paint and the Maryland Consumer Protection Act. In November 2002, the trial court granted summary judgment against the children from the first of the plaintiff families, and plaintiffs have appealed. The appellate court held a hearing on the appeal in November 2003, however no decision has yet been issued. Pre-trial proceedings and discovery against the other plaintiffs are continuing. The court has set trial dates in 2004 for these plaintiffs, however the trials are stayed pending the appeal.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants renewed motion to dismiss and motion for summary judgment are pending. Discovery is proceeding.

     In April 2000, NL was served with a complaint in County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. CV788657) brought against the former pigment manufacturers, the LIA and certain paint manufacturers. The County of Santa Clara seeks to represent a class of California governmental entities (other than the state and its agencies) to recover compensatory damages for funds the plaintiffs have expended or will in the future expend for medical treatment, educational expenses, abatement or other costs due to exposure to, or potential exposure to, lead paint, disgorgement of profit, and punitive damages. Santa Cruz, Solano, Alameda, San Francisco, and Kern counties, the cities of San Francisco and Oakland, the Oakland and San Francisco unified school districts and housing authorities and the Oakland Redevelopment Agency have joined the case as plaintiffs. In February 2003, defendants filed a motion for summary judgment. In July 2003, the court granted defendants' motion for summary judgment on all remaining claims. Plaintiffs have appealed.

     In June 2000, two complaints were filed in Texas state court, Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175), and Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The school districts seek past and future damages and exemplary damages for costs they have allegedly incurred or will occur due to the presence of lead-based paint in their buildings from the former pigment manufacturers and the LIA. NL has denied all liability. In June 2002, the court granted NL's motion for summary judgment in the Spring Branch case, and plaintiffs have filed an appeal of the grant of summary judgment. The Houston case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch case or certain other events.

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count.

     In February 2001, NL was served with a complaint in Baker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. One plaintiff has dropped his claims and the court has ordered that the claims of nine of the plaintiffs be transferred to Holmes County, Mississippi state court. The defendants petitioned the Mississippi Supreme Court to reverse the trial court's transfer of these plaintiffs to Holmes County and have requested that the plaintiffs be transferred to their appropriate venues. The Mississippi Supreme Court has stayed all activities in Holmes County, pending its decision. With respect to the eight plaintiffs remaining in Jefferson Country, pre-trial proceedings are continuing, and the court has set a trial date of October 2004.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court, and plaintiff has appealed.

     In May 2001, NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts that the former pigment manufacturers and the LIA are jointly and severally liable for past and future damages due to the presence of lead paint in county-owned buildings. NL has denied all liability. The case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case discussed above or certain other events.

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

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of four adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. NL has denied all allegations of liability and pre-trial proceedings are continuing. In August 2003, the court set a trial date of June 2004. In February 2004, plaintiffs agreed to dismiss one plaintiff voluntarily upon defendants' agreement to extend the statute of limitations period for that plaintiff for 12 months.

     In February 2002, NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The school district seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drop the LIA as a defendant. NL has denied all allegations of liability. The case has been stayed pending appellate review of the trial court's dismissal of the Spring Branch Independent School District case discussed above or certain other events.

     In May 2002, NL was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from NL, other former manufacturers of lead pigment and the LIA for property damage. NL has denied all allegations of liability. The case has been stayed pending appellate review of the trial court's dismissal of the appeal in the Spring Branch Independent School District case discussed above or certain other events.

     In September 2002, NL was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. In October 2003, the trial court granted defendants' motion to dismiss, and plaintiffs have appealed.

     In October 2002, NL was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. In March 2003, the court granted defandants' motion to dismiss the product defect allegations in the negligence and strict liability counts. Discovery is proceeding.

     In April 2003, NL was served with a complaint in Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. No.2002-0235-CICI). The plaintiffs, six painters, have sued NL, four paint companies, and a local retailer, alleging strict liability, negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. NL has denied all liability. Defendants removed this case to federal court and plaintiffs have dropped their motion to remand. Discovery is proceedings.

     In April 2003, NL was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). The plaintiffs, fourteen children from five families, have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court, and plaintiffs have moved to remand the case back to state court. Discovery is proceeding. In November 2003, NL was served with a complaint in Lauren Brown v. NL Industries, Inc., et al. (Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 03L 012425). The complaint seeks damages against NL and two local property owners on behalf of a minor for injuries alleged to be due to exposure to lead paint contained in the minor's residence. NL has denied all allegations of liability. Discovery is proceeding.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003, no receivables for recoveries have been recognized. The Company believes it has provided adequate accruals for reasonably estimable costs for environmental liabilities.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of potentially responsible parties ("PRPs") and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. Such costs include, among other things, expenditures for remedial investigations, monitoring, managing, studies, certain legal fees, clean-up, removal and remediation. The extent of CERCLA liability cannot accurately be determined until the Remedial Investigation and Feasibility Study is complete, the U.S. EPA issues a record of decision and costs are allocated among PRPs. The extent of liability under analogous state cleanup statutes and for common law equivalents are subject to similar uncertainties. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     NL. Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), or similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At December 31, 2003, NL had accrued $77 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $110 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries. More detailed descriptions of certain legal proceedings relating to environmental matters are set forth below.

     At December 31, 2003, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. The complaint sought injunctive relief to compel the defendants to comply with an administrative order issued pursuant to CERCLA, and fines and treble damages for the alleged failure to comply with the order. NL and the other parties did not implement the order, believing that the remedy selected by the U.S. EPA was unlawful. The complaint also sought recovery of past costs and a declaration that the defendants are liable for future costs. Although the action was filed against NL and ten other defendants, there are 330 other PRPs who have been notified by the U.S. EPA. Some of those notified were also respondents to the administrative order. NL and the U.S. EPA have entered into a court-approved consent decree settling NL's liability at the site for $31.5 million, including $1 million in penalties. Pursuant to the decree, in June 2003 NL paid $30.8 million to the United States, and NL will pay up to an additional $700,000 upon completion of an EPA audit of certain response costs.

     NL previously reached an agreement with the other PRPs at a lead smelter site in Pedricktown, New Jersey, formerly owned by NL, to settle NL's liability for $6 million, all of which has been paid. The settlement does not resolve issues regarding NL's potential liability in the event site costs exceed $21 million. However, NL does not presently expect site costs to exceed such amount and has not provided accruals for such contingency.

     In 2000, NL reached an agreement with the other PRPs at the Baxter Springs subsite in Cherokee County, Kansas, to resolve NL's liability. NL and others formerly mined lead and zinc in the Baxter Springs subsite. Under the agreement, NL agreed to pay a portion of the cleanup costs associated with the Baxter Springs subsite. The U.S. EPA has estimated the total cleanup costs in the Baxter Springs subsite to be $5.4 million. The cleanup has been completed within previously-disclosed estimates.

     In 1996, the U.S. EPA ordered NL to perform a removal action at a facility in Chicago, Illinois formerly owned by NL. NL has complied with the order and has completed the on-site work at the facility. NL is conducting an investigation regarding potential offsite contamination.

     In 2000, NL reached an agreement with the other PRPs at the Batavia Landfill Superfund Site in Batavia, New York to resolve NL's liability. The Batavia Landfill is a former industrial waste disposal site. Under the agreement, NL agreed to pay 40% of the future cleanup costs, which the U.S. EPA has estimated to be approximately $11 million in total. Under the settlement, NL is not responsible for costs associated with the operation and maintenance of the remedy. In addition, NL received approximately $2 million from settling PRPs. The cleanup has been completed within previously-disclosed estimates.

     In January 2003, NL received a general notice of liability from the U.S. EPA regarding the site of a formerly owned primary lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleges the site contains elevated levels of lead. NL and the U.S. EPA are negotiating the terms of a proposed administrative order to remove lead in soils at residential properties.

     In June 2003, NL was served with a complaint in Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). The complaint is a purported class action on behalf of two classes of persons living in the Picher/Cardin, Oklahoma, area: (1) a medical monitoring class of persons who have lived in the area since 1994; and
(2) a property owner class of residential, commercial and government property owners. Plaintiffs are nine individuals and, in their official capacities, the Mayor of Picher and the Chairman of the Picher/Cardin School Board. Plaintiffs allege causes of action in trespass and nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages. NL has answered the complaint and denied all of plaintiffs' allegations.

     In July 2003, NL was served with complaints in Crawford, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO, Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-308) and Nowlin, et. Al v. ASARCO Incorporated, et. al (Case No. J-2003-342) (all in the District Court in and for Ottawa County, State of Oklahoma). These six cases assert personal injuries due to exposure to lead from mining waste on behalf of, respectively, two, four, two, three, four and two children. Each complaint alleges causes of action in negligence, strict liability, nuisance, and attractive nuisance; and each seeks $20 million in compensatory and $20 million in punitive damages. NL has answered each complaint and has denied all of the plaintiffs' allegations.

     In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against NL and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. NL has moved to dismiss the complaint and intends to deny all material allegations. The plaintiff has also notified NL that it intends to file a separate lawsuit seeking natural resource damages and injunctive relief under the Resource Conservation Recovery Act and CERCLA.

     In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw,
Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Plaintiffs are four individuals, the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.4 million at December 31, 2003) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2006. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at December 31, 2003 for any such cost. The amount accrued at December 31, 2003 represents Tremont's best estimate of the costs to be incurred through 2006 with respect to the interim remediation measures.

     Tremont records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are not discounted to their present value. It is not possible to estimate the range of costs for certain sites, including the Hot Springs County, Arkansas site discussed above. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by Tremont at its former facilities, or a determination that Tremont is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites as to which no problem is currently known or where no estimate can presently be made. Further, there can be no assurance that additional environmental matters will not arise in the future. Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations; the number of PRPs and the PRPs ability or willingness to fund such allocation of costs, their financial capabilities, the allocation of costs among PRPs; the multiplicity of possible solutions; and the years of investigatory, remedial and monitoring activity required. It is possible that future developments could adversely affect Tremont's business, results of operations, financial condition or liquidity. There can be no assurances that some, or all, of these risks would not result in liabilities that would be material to Tremont's business, results of operations, financial position or liquidity.

     TIMET. TIMET has agreed to convey to BMI, at no cost, certain lands owned by TIMET adjacent to its plant site in Nevada (the "TIMET Pond Property") upon payment by BMI of the cost to design, purchase, and install the technology and equipment necessary to allow TIMET to stop discharging liquid and solid effluents and co-products onto the TIMET Pond Property (BMI will pay 100% of the first $15.9 million cost for this project, and TIMET has agreed to contribute 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million). TIMET presently expects that the total cost of this project will not exceed $15.9 million. TIMET and BMI are continuing discussions about this project and also continuing investigation with respect to certain environmental issues associated with the TIMET Pond Property, including possible groundwater issues.

     Under certain circumstances (not presently in effect), TIMET may be required to restore some portion of the TIMET Pond Property to the condition it was in prior to TIMET's use of the property, before returning title of the affected property to BMI. TIMET currently believes any liability it may have under this obligation is remote. TIMET is continuing to investigate this potential liability, and is presently unable to estimate the magnitude of any such potential liability.

     TIMET is continuing assessment work with respect to its own plant site in Nevada. During 2000, a preliminary study was completed of certain groundwater remediation issues at TIMET's Nevada operations and other TIMET sites within the BMI Complex. TIMET accrued $3.3 million in 2000 based on the undiscounted cost estimates set forth in the study. During 2002, TIMET updated this study and accrued an additional $300,000 based on revised cost estimates. These expenses are expected to be paid over a period of up to thirty years.

     At December 31, 2003, TIMET had accrued an aggregate of approximately $4.2 million for these environmental matters discussed above.

     Other. In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 2003, the Company also had approximately $6.8 million accrued for the estimated cost to complete environmental cleanup matters at certain of its other former facilities.

     Insurance coverage claims.

     NL has settled insurance coverage claims concerning environmental claims with certain of the defendants in the environmental coverage litigation, including NL's principal former carriers. A portion of the proceeds from these settlements were placed into special purpose trusts, as discussed below. See
Note 12 to the Consolidated Financial Statements. NL also continues to negotiate with the remaining insurance carriers with respect to possible settlement of claims that are being asserted in the New Jersey environmental litigation, although there can be no assurance that settlement agreements can be reached with these other carriers. No further material settlements relating to litigation concerning environmental remediation coverage are expected.

     At December 31, 2003, NL had $24 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of NL's previously-reported Granite City, Illinois lead smelter site.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment defense costs or environmental litigation in determining related accruals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Valhi security holders during the quarter ended December 31, 2003.

 PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 29, 2004, there were approximately 8,000 holders of record of Valhi common stock. The following table sets forth the high and low closing per share sales prices for Valhi common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 27, 2004 the closing price of Valhi common stock according to the NYSE Composite Tape was $13.14.

                                                                                                     Dividends
                                                                      High             Low              paid

Year ended December 31, 2002

  First Quarter                                                     $13.30           $10.80             $.06
  Second Quarter                                                     15.63            10.61              .06
  Third Quarter                                                      19.18             9.82              .06
  Fourth Quarter                                                     10.75             8.30              .06

Year ended December 31, 2003

  First Quarter                                                     $11.22           $ 7.50             $.06
  Second Quarter                                                     11.50             9.11              .06
  Third Quarter                                                      12.38             9.60              .06
  Fourth Quarter                                                     15.69            11.71              .06



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


                                                              Years ended December 31,
                                                   1999          2000          2001           2002          2003
                                                   ----          ----          ----           ----          ----
                                                               (In millions, except per share data)

STATEMENTS OF OPERATIONS DATA:
  Net sales:
    Chemicals                                  $  908.4       $  922.3      $  835.1      $  875.2       $1,008.2
    Component products                            225.9          253.3         211.4         196.1          207.5
    Waste management (1)                           10.9           16.3          13.0           8.4            4.1
                                               --------       --------      --------      --------       --------

                                               $1,145.2       $1,191.9      $1,059.5      $1,079.7       $1,219.8
                                               ========       ========      ========      ========       ========

  Operating income:
    Chemicals                                  $  126.2       $  187.4      $  143.5      $   84.4       $  122.3
    Component products                             40.2           37.5          13.1           4.5            3.6
    Waste management (1)                           (1.8)          (7.2)        (14.4)         (7.0)         (11.5)
                                               --------       --------      --------      --------       --------

                                               $  164.6       $  217.7      $  142.2      $   81.9       $  114.4
                                               ========       ========      ========      ========       ========


  Equity in earnings (losses):
    TIMET (2)                                  $   -          $   (9.0)     $   (9.2)     $  (32.9)      $    1.9
    Waste Control Specialists (1)                  (8.5)          -             -             -              -
    Tremont Corporation (3)                       (48.7)          -             -             -              -


  Income from continuing
   operations (4)                              $   47.4       $   76.6      $   93.2      $    1.2       $   38.9
  Discontinued operations                           2.0           -             -             -              -
  Cumulative effect of change in
   accounting principle                            -              -             -             -                .6
                                               --------       --------      --------     ---------       --------

      Net income                               $   49.4       $   76.6      $   93.2      $    1.2       $   39.5
                                               ========       ========      ========      ========       ========

DILUTED EARNINGS PER SHARE DATA:
  Income from continuing
   operations                                  $    .41       $    .66      $    .80      $    .01       $    .32

  Net income                                   $    .43       $    .66      $    .80      $    .01       $    .33

  Cash dividends                               $    .20       $    .21      $    .24      $    .24       $    .24

  Weighted average common shares
   Outstanding                                    116.2          116.3         116.1         115.8          119.9

BALANCE SHEET DATA (at year end):
  Total assets                                 $2,235.2       $2,256.8      $2,150.7      $2,074.8       $2,211.0
  Long-term debt                                  609.3          595.4         497.2         605.7          632.5
  Stockholders' equity                            589.4          628.2         622.3         614.8          659.7

(1)  Consolidated effective June 30, 1999.
(2)  Commenced  reporting  equity in  earnings  effective  January 1, 2000.
(3)  Consolidated effective December 31, 1999.
(4) Income from continuing operations in 1999 include (i) $90 million non-cash income tax benefit ($52 million net of minority interest) recognized by NL and (ii) a non-cash impairment charge of $50 million ($32 million net of income taxes) for an other than temporary decline in the value of TIMET. In addition, the Company's results of operations in each of 1999 and 2000 include the impact of goodwill amortization of $13.1 million and $13.3 million, respectively, net of income tax benefit and minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 2001, 2002 and 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

     The Company reported income before cumulative effect of change in accounting principle of $38.9 million, or $.32 per diluted share, in 2003 compared to net income of $1.2 million, or $.01 per diluted share, in 2002 and $93.2 million, or $.80 per diluted share, in 2001.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for 2001, 2002 and 2003. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and/or the Consolidated Financial Statements.

                                                                                 Diluted earnings per share -
                                                                                   years ended December 31,
                                                                               2001          2002         2003
                                                                               ----          ----         ----

Legal settlement gains, net (1)                                              $ .16          $ .02       $ -

Equity in earnings of TIMET:
  Boeing settlement (2)                                                        .06            -           -
  Impairment provision and deferred income
   tax asset valuation allowance adjustment (3)                               (.12)          (.05)        -
  Impairment provision - TIMET (4)                                              -            (.07)        -

Securities transactions, net (5)                                               .26            .04         -

NL and Kronos tax adjustments:
  Deferred income tax asset valuation allowance(6)                             .11            -           -
  Belgian tax law change (7)                                                    -             .02         -
  German income tax benefit (8)                                                 -             -           .17

Gain on disposal of fixed assets(9)                                             -             -           .05

Insurance gain (10)                                                            .06            -           -

Foreign currency transaction gain (11)                                          -             .04         -

Goodwill amortization(12)                                                     (.14)           -           -

Other, net                                                                     .41            .01         .10
                                                                             -----          -----       -----

                                                                             $ .80          $ .01       $ .32
                                                                             =====          =====       =====

(1) Settlements NL reached with certain of its principal former insurance carriers in each of 2001, 2002 and 2003, and Waste Control Specialists' settlement of certain litigation to which it was a party in 2001. See Note 12 to the Consolidated Financial Statements.
(2)  TIMET's settlement with Boeing.
(3) TIMET's provisions for other than temporary declines in value of the convertible preferred securities of Special Metals Corporation held by TIMET.
(4) Tremont's provision for an other than temporary decline in the value of its investment in TIMET. See Note 7 to the Consolidated Financial Statements.
(5) Net gains resulting primarily from disposition of shares of Halliburton Company common stock held by the Company, including dispositions resulting from LYONs exchanges. See Notes 5 and 12 to the Consolidated Financial Statements.
(6) NL's income tax benefit related principally to a change in estimate of NL's ability to utilize certain German tax attributes. See Note 15 to the Consolidated Financial Statements.
(7) Change in Kronos' net deferred income tax liability due to reduction in Belgian corporate statutory income tax rate. See Note 15 to the Consolidated Financial Statements.
(8) Kronos' income tax benefit resulting from a favorable German court ruling. See Note 15 to the Consolidated Financial Statements.
(9) Primarily NL's gain on the disposal of certain real property not used in NL's TiO2 operations. See Note 12 to the Consolidated Financial Statements.
(10) NL's insurance recoveries for property damage related to the Leverkusen fire. See Note 12 to the Consolidated Financial Statements.
(11) Kronos' foreign currency transaction gain related to the extinguishment of certain NL intercompany indebtedness. See Note 12 to the Consolidated Financial Statements.
(12) Beginning in 2002 the Company no longer recognizes periodic amortization of goodwill in its results of operations. The Company would have reported higher net income in 2001 of $15.7 million if the goodwill amortization included in the Company's reported net income had not been recognized. Of such $15.7 million in 2001, approximately $14.5 million and $2.4 million relates to amortization of goodwill attributable to the Company's chemicals and component products operating segment, approximately $100,000 relates to incremental income taxes and approximately $1.1 million relates to minority interest See Note 19 to the Consolidated Financial Statements.

     As more fully described below, and including the effect of the items summarized in the table above, the Company's diluted earnings per share decreased from $.80 per share in 2001 to $.01 per share in 2002 due primarily to the net effects of (i) lower operating income in the Company's chemicals and component products segments, (ii) a lower operating loss in the Company's waste management segment and (iii) higher environmental remediation and legal expenses of NL. Including the effect of the items summarized in the table above, the Company's diluted earnings per share increased from $.01 per share in 2002 to $.32 per share in 2003 due primarily to the net effects of (i) higher operating income in the Company's chemical segment, (ii) a higher operating loss in the Company's waste management segment and (iii) higher environmental remediation expenses of NL.

     The Company currently believes its net income in 2004 will be lower compared to 2003 due primarily to lower expected chemicals operating income.

Critical accounting policies and estimates

     The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on going basis, the Company evaluates its estimates, including those related to bad debts, inventory reserves, impairments of investments in marketable securities and investments accounted for by the equity method, the recoverability of other long-lived assets (including goodwill and other intangible assets), pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, 2002 and 2003, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 7% to 18%.

o The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventories reserves may be required. NL provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

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

     At December 31, 2003, the carrying value (which equals their fair value) of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in The Amalgamated Sugar Company LLC, which represents approximately 93% of the aggregate carrying value of all of the Company's marketable securities at December 31, 2003, the $170 million carrying value of such investment exceeded its $34 million cost basis by about 400%. At December 31, 2003, the $52.51 per share quoted market price of the Company's investment in TIMET (the only one of the Company's equity method investees for which quoted market prices are available) exceeded its per share net carrying value by about 235%.

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

     Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2003, impairment indicators were present only with respect to the property and equipment associated with (i) the Company's waste management operating segment, which represented approximately 3% of the Company's consolidated net property and equipment as of December 31, 2003, and (ii) CompX's European operations, which represented approximately 1% of the Company's consolidated net property and equipment as of December 31, 2003. Waste Control Specialists' completed an impairment review of its net property and equipment and related net assets as of December 31, 2003, and CompX completed an impairment review of the net property and equipment and related net assets associated with its European operations as of September 30, 2003. Such analyses indicated no impairments were present as the estimated future undiscounted cash flows associated with such operations exceeded the carrying value of such operation's net assets. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the future cash flows reflected in these projections will be achieved.

     Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Note 19 to the Consolidated Financial Statements, the Company has assigned its goodwill to four reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of NL in total. Goodwill attributable to the components products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2003, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit (NL reporting unit - 42%, CompX security products reporting unit - 110%, CompX European operations reporting unit - 14% and CompX Canadian and Taiwanese operations reporting unit - 133%). The estimated fair values of the three CompX reporting units are determined based on discounted cash flow projections, and the estimated fair value of the NL reporting unit is based upon the quoted market price for NL's common stock, as appropriately adjusted for a control premium. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections. In addition to its internal cash flow projections, CompX used a third-party valuation specialist in reviewing the net assets of its European operations, including goodwill and net property and equipment, for impairment.

o The Company maintains various defined benefit pension plans and postretirement benefits other than pensions ("OPEB"). The amounts recognized as defined benefit pension and OPEB expenses, and the reported amounts of prepaid and accrued pension costs and accrued OPEB costs, are actuarially determined based on several assumptions, including discount rates, expected rates of returns on plan assets and expected health care trend rates. Variances from these actuarially assumed rates will result in increases or decreases, as applicable, in the recognized pension and OPEB obligations, pension and OPEB expenses and funding requirements. These assumptions are more fully described below under "--Assumptions on defined benefit pension plans and OPEB plans."

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

o The Company records accruals for environmental, legal, income tax and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices, (iii) relative changes in foreign currency exchange rates and (iv) ceasing to periodically amortize goodwill beginning in 2002. The relatively lower levels of sales and production volumes in 2001 as compared to 2002 and 2003 are due in part to the effects of a fire at one of Kronos' production facilities, as discussed below.

     Selling prices for TiO2, Kronos' principal product, were generally decreasing during all of 2001 and the first quarter of 2002, were generally flat during the second quarter of 2002, were generally increasing during the last half of 2002 and the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003.

     Chemicals operating income, as presented below, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $25.7 million, $12.2 million and $15.0 million in 2001, 2002 and 2003, respectively, as compared to amounts separately reported by Kronos. During 2001, about $14.5 million of such purchase accounting adjustment amortization relates to goodwill. As discussed above, the decline in the aggregate amount of purchase accounting adjustment amortization from 2001 to 2002 is primarily due to ceasing the periodic amortization of goodwill beginning in 2002. Other changes in the aggregate amount of purchase accounting adjustment amortization during the past three years is due primarily to relative changes in foreign currency exchange rates.

                                                   Years ended December 31,                       % Change
                                                -----------------------------                  --------------
                                             2001           2002            2003          2001-02        2002-03
                                             ----           ----            ----          -------        -------
                                                (In $ millions, except selling
                                                        price data)

Net sales                                 $835.1          $875.2           $1,008.2           + 5%         +15%
Operating income                           143.5            84.4              122.3          - 41%         +45%

Operating income margin                      17%             10%                12%

TiO2 data:
  Sales volumes*                             402             455                462          + 13%          +2%
  Production volumes*                        412             442                476           + 7%          +8%
  Production rate as
   percent of capacity                       91%             96%             Full
  Average selling prices
   index (1983=100)                       $  156          $  142           $    146           - 9%          +3%

  Percent change in Ti02 average selling prices:
    Using actual foreign currency exchange rates                                              - 7%         +13%
    Impact of changes in foreign exchange rates                                               - 2%         -10%
                                                                                             ----          ---

      In billing currencies                                                                   - 9%         + 3%
                                                                                             ====          ===

* Thousands of metric tons

     Kronos' sales and operating income increased $133.0 million (15%) and $37.9 million (45%), respectively, in 2003 compared to 2002 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in 2003 were 3% higher than 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2003 increased 13% compared to 2002.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% change in Kronos' average TiO2 selling prices during 2003 as compared to 2002 using actual foreign currency exchange rates prevailing during the respective period (the GAAP measure) and the 3% percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format
(i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' record TiO2 sales volumes in 2003 increased 2% from the previous record volumes of 2002, with higher volumes in European and North American markets more than offsetting lower volumes in export markets. By volume, approximately one-half of NL's 2003 TiO2 sales volumes were attributable to markets in Europe, with 40% attributable to North America and the balance to export markets. Kronos' TiO2 production volumes in 2003, also a new record for Kronos, were 8% higher than 2002, with operating rates at near full capacity in both years.

     Chemicals sales increased $40.1 million (5%) in 2002 compared to 2001 due primarily to higher TiO2 sales volumes, offset by lower average TiO2 selling prices. Kronos' TiO2 sales volumes in 2002 were a new record for Kronos and were 13% higher compared to 2001 primarily due to higher volumes in European and North American markets. The lower TiO2 sales volumes in 2001 were due in part to the effects of the previously-reported fire at Kronos' Leverkusen, Germany facility in March 2001.

     Chemicals operating income declined in 2002 compared to 2001 as the effect of lower average Ti02 selling prices more than offset the effect of higher Ti02 sales and production volumes. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in 2002 were 9% lower than 2001, with prices lower in all major regions. Including the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices (in billing currencies) in 2002 decreased 7% compared to 2001.

     Kronos' TiO2 production volumes in 2002 were a new record for Kronos and were 7% higher than 2001. NL's operating rates in 2001 were lower as compared to 2002 primarily due to lost production resulting from the Leverkusen fire.

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

     Kronos also recognized insurance recoveries of $29.1 million in 2001 for property damage and related cleanup and other extra expenses related to the fire, resulting in an insurance gain of $16.2 million, as the insurance recoveries exceeded the carrying value of the property destroyed and the cleanup and other extra expenses incurred. Such insurance gain is not reported as a component of chemicals operating income but is included in general corporate items. Kronos does not expect to recognize any additional insurance recoveries related to the Leverkusen fire.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Kronos expects its TiO2 production capacity will increase by about 10,000 metric tons (primarily at its chloride-process facilities), with moderate capital expenditures, to increase its aggregate production capacity to about 490,000 metric tons by 2005.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in 2003 by a net $93 million compared to 2002, and increased TiO2 sales in 2002 by a net $21 million compared to 2001. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2003 compared to the same periods of 2002. Overall, currency exchange rate fluctuations resulted in a net decrease in Kronos' operating income in 2003 of approximately $6 million as compared to 2002. Overall, the net impact of currency exchange rate fluctuations on Kronos' operating income comparisons was not significant in 2002 as compared to 2001.

     Kronos expects its TiO2 production volumes in 2004 will approximate its 2003 production volumes, and sales volumes are expected to be slightly higher in 2004 as compared to 2003. Kronos' average TiO2 selling prices, which declined during the second half of 2003, are expected to continue to decline during the first quarter of 2004. Kronos is hopeful that its average TiO2 selling prices will cease to decline sometime during the first half of 2004, and will rise thereafter. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in 2004 as compared to 2003. Overall, Kronos expects it chemicals operating income in 2004 will be lower than 2003. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond NL's control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

Component products - CompX

                                                     Years ended December 31,                       % Change
                                                   ----------------------------                 ------------
                                               2001             2002            2003         2001-02       2002-03
                                               ----             ----            ----         -------       -------
                                                           (In millions)

Net sales                                      $211.4           $196.1          $207.5           - 7%           +6%
Operating income                                 13.1              4.5             3.6           -66%          -21%

Operating income margin                            6%               2%              2%


     Component products sales were higher in 2003 as compared to 2002 due primarily to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased net sales by $8.9 million in 2003 as compared to 2002. In addition to the favorable impact of changes in foreign currency exchange rates, component products sales increased in 2003 as compared to 2002 due to the net effects of higher sales volumes of security products, lower sales volumes of ergonomic products, higher sales volumes of slide products in North American markets and lower sales volumes of slide products in the European market.

     During 2003, sales of slide and security products increased 10% and 4%, respectively, as compared to 2002, while sales of ergonomic products decreased 6%. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Despite the increase in sales in 2003, operating income declined due primarily to unfavorable effects of changes in product mix, increases in certain raw material costs (primarily steel) and expenses associated with the consolidation of CompX's two Canadian facilities into one facility, as well as the unfavorable effect of fluctuations in foreign currency exchange rates discussed below. Expenses of $900,000 associated with CompX's Canadian plant consolidation, which commenced in the first quarter of 2003, were incurred substantially all in the first half of the year. Benefits associated with this consolidation began to be realized in the fourth quarter of 2003. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, decreased operating income by $3.8 million in 2003 as compared to 2002. In addition, component products operating income in the 2003 includes a $3.3 million restructuring charge associated with the implimentation of certain headcount reductions in CompX's Netherlands operations, while component products operating income in 2002 includes charges aggregating $3.5 million related to the re-tooling of one of CompX's manufacturing facilities and provisions for changes in estimate with respect to obsolete and slow-moving inventories, overhead absorption rates and other items.

     Component products sales and operating income decreased in 2002 compared to 2001 due to continued weak demand for CompX's component products sold to the office furniture market resulting from the continued weak economic conditions in the manufacturing sectors in North America and Europe. Sales of slide and ergonomic products decreased 8% and 18%, respectively, in 2002 compared to 2001, and sales of security products decreased 1%. Component products operating income comparisons were impacted by (i) charges aggregating $5.7 million in 2001 related to the consolidation and rationalization of certain of CompX's European and North American operations (including headcount reductions) and provisions for obsolete and slow-moving inventories and other items and (ii) charges aggregating $3.5 million in 2002 discussed above. The cost savings resulting from this retooling began to be reflected in CompX's operating results in the first quarter of 2003. Operating income comparisons were also negatively impacted by increases in certain raw material costs, primarily steel, as well as a decline in volume levels, unfavorable changes in the sales mix and general competitive pricing pressures. Operating income comparisons were favorably impacted by ceasing to periodically amortize goodwill, which amounted to approximately $2.4 million in 2001 (none in 2002), as well as the impact of certain cost reductions that were implemented. See Note 19 to the Consolidated Financial Statements.

     CompX has substantial operations and assets located outside the United States in Canada, the Netherlands and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2003, currency exchange rate fluctuations of the Canadian dollar and the euro positively impacted component products sales comparisons with 2002 (principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar negatively impacted component products operating income comparisons for the same period. During 2002, the effects of fluctuations in foreign currency exchange rates did not materially impact component products sales or operating income as compared to 2001.

     CompX expects that weak market conditions will continue in the office furniture market, the primary end-market for CompX's products, during 2004. While the Business and Institutional Furniture Manufacturer's Association ("BIFMA") International has predicted a 6% growth in furniture shipments for 2004, the total volume of shipments is expected to be 33% below the highest annual volume set in 2000. If the prediction is correct, 2004 would be the first year of office furniture industry growth since 2000. However, competitive pricing pressures are expected to continue to be a challenge as foreign manufacturing, particularly in China, gain market share. CompX expects steel prices to continue to rise in 2004 as much as 20% to 30%, or more. CompX has initiated price increases on certain of its products and will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of CompX'x higher-margin ergonomic computer support systems to improve operating results. CompX currently expects to realize annual cost savings of $3.5 million to $4 million as the result of the headcount reduction implemented during 2003 in its Netherlands operations. However, CompX continues with its ongoing strategic analysis of the operations, and additional actions could be taken in the future that could result in charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to more effectively concentrate on both new product and new customer opportunities to improve its profitability.

Waste management - Waste Control Specialists

                                                                                Years ended December 31,
                                                                          2001            2002            2003
                                                                          ----            ----            ----
                                                                                     (In millions)

Net sales                                                                 $ 13.0         $ 8.4          $  4.1
Operating loss                                                              (14.4)        (7.0)          (11.5)

     Waste management sales decreased, and the operating loss increased, in the 2003 compared to 2002 due to continued weak demand for waste management services as well as costs incurred in 2003 related to certain licensing and permitting activities. Waste Control Specialists' continued emphasis on cost control helped to mitigate the effect of lower sales. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business that, if obtained, could increase its sales, and decrease its operating loss, in 2004 as compared to 2003.

     Waste management sales decreased in 2002 compared to 2001 due primarily to the effect of weak demand for Waste Control Specialists' waste management services. Waste management's operating losses declined during 2002 compared to 2001 as the effect of certain cost controls implemented in 2002 more than offset the effects of the decline in sales.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed-level radioactive wastes. The waste management industry currently is experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also has resulted in weak demand for Waste Control Specialists' waste management services. These factors have led to reduced  demand and  increased  downward  price  pressure  for waste  management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed-level radioactive wastes.

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists currently expects to apply for such a disposal license with the applicable regulatory agency by the application deadline of August 6, 2004. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists is continuing its efforts to increase its sales volumes from waste streams that conform to authorizations it currently has in place. Waste Control Specialists is also continuing to identify certain waste streams, and attempting to obtain modifications to its current permits, that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation, even if Waste Control Specialists is unsuccessful in obtaining a license for the disposal of a broad range of low-level and mixed-level radioactive wastes. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. There can be no assurance that the Company would not report a loss with respect to any such strategic transaction.

TIMET

                                                                                Years ended December 31,
                                                                          2001            2002            2003
                                                                          ----            ----            ----
                                                                                     (In millions)

TIMET historical:
  Net sales                                                              $486.9          $366.5          $385.3
                                                                         ======          ======          ======

  Operating income (loss):
    Boeing settlement, net                                               $ 62.7          $  -            $  -
    Fixed asset impairment                                                (10.8)            -               -
    Tungsten accrual                                                       (3.3)             .2             1.7
    Boeing take-or-pay income                                               -              23.4            23.1
    LIFO income (expense)                                                  (5.0)           (9.3)           11.4
    Contract termination charge                                             -               -              (6.8)
    Goodwill amortization                                                  (4.6)            -               -
    Other, net                                                             25.5           (35.1)          (24.0)
                                                                         ------          ------          ------
                                                                           64.5           (20.8)            5.4
  Impairment of convertible
   preferred securities                                                   (61.5)          (27.5)            -
  Other general corporate, net                                              5.9            (2.5)            (.3)
  Interest expense                                                        (18.3)          (17.1)          (16.4)
                                                                         ------          ------          ------
                                                                           (9.4)          (67.9)          (11.3)

  Income tax benefit (expense)                                            (31.1)            2.0            (1.2)
  Minority interest                                                        (1.3)           (1.3)            (.4)
                                                                         ------          ------          ------

    Loss before cumulative effect of
     change in accounting principle                                      $(41.8)         $(67.2)         $(12.9)
                                                                         ======          ======          ======

Equity in earnings (losses) of TIMET                                     $ (9.2)         $(32.9)         $  1.9
                                                                         ======          ======          ======

     Tremont accounts for its interest in TIMET by the equity method. Tremont's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $6.9 million in 2001, $8.7 million in 2002 and $7.0 million in 2003(exclusive of the 2002 provision for an other than temporary impairment of the Company's investment in TIMET discussed below).

     In February 2003, TIMET completed a reverse stock split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The per share disclosures related to TIMET discussed herein have been adjusted to give effect to the reverse stock split. Implementing such reverse split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result thereof.

     Tremont periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 2002, after considering what it believes to be all relevant factors, including, among other things, TIMET's then-recent NYSE stock prices, and TIMET's operating results, financial position, estimated asset values and prospects, Tremont recorded a $15.7 million impairment provision for an other than temporary decline in value of its investment in TIMET. Such impairment provision is reported as part of the Company's equity in losses of TIMET in 2002. At December 31, 2003, Tremont's net carrying value of its investment in TIMET was $15.69 per share compared to a NYSE market price at that date of $52.51 per share. In determining the amount of the impairment charge, Tremont considered, among other things, then- recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. Tremont will continue to monitor and evaluate the value of its investment in TIMET. While the accounting rules may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers.

     TIMET reported higher sales in 2003 as compared to 2002, and TIMET improved from a $20.8 million operating loss in 2002 to operating income of $5.4 million in 2003. TIMET's net sales increased in 2003 due in part to a 97% increase in sales volumes of melted products (ingot and slab) , changes in product mix and a weakening of the U.S. dollar as compared to the British pound sterling and the euro. These factors were partially offset by a 16% decrease in average selling prices for melted products. The improvement in melted product sales volumes, and the decrease in melted products selling prices, are due principally to new customer relationships and a change in product mix. TIMET's results in 2003 also include a (i) $6.8 million charge related to the termination of TIMET's purchase and sales agreement with Wyman-Gordon Company and (ii) a $1.7 million reduction in its accrual for the tungsten matter discussed in Note 18 to the Consolidated Financial Statements.

     TIMET reported a reduction in its LIFO inventory reserve at the end of 2003 as compared to the end of 2002, favorably impacting TIMET's operating results in 2003 by $11.4 million. This compared with an increase in TIMET's LIFO reserve during 2002, which negatively impacted TIMET's operating results in 2002 by $9.3 million. TIMET's operating results in 2003 were also favorably impacted by the effects of TIMET's continued cost reduction efforts and raw material mix.

     TIMET reported lower sales and worse operating results in 2002 compared to 2001. TIMET's mill and melted products sales volumes in 2002 decreased 27% and 46%, respectively, compared to 2001. TIMET's average selling prices for mill products in 2002 were 5% higher compared to 2001. TIMET's operating income comparisons were favorably impacted by TIMET ceasing to periodically amortize goodwill recognized on its separate-company books, which amounted to approximately $4.6 million in 2001 (none in 2002). TIMET's results in 2002 were negatively impacted by an increase in TIMET's provision for excess inventories and severance costs related to TIMET's program to reduce its global employment levels. TIMET's operating income comparisons were also negatively impacted in 2002 by changes in customer and product mix and lower operating rates in 2002, with average capacity utilization declining from 75% to 55%. Comparison of TIMET's operating results in 2001 and 2002 were also impacted by TIMET's 2001 legal settlement with Boeing, its impairment charges related to certain equipment in 2001, its accruals for the tungsten matter discussed in Note 18 to the Consolidated Financial Statements and the effect of the Boeing take-or-pay income in 2002.

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing advanced TIMET $28.5 million for each of 2002, 2003 and 2004, and Boeing is required to continue to advance TIMET $28.5 million annually during 2005 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 1.3 million pounds during 2002 and 1.4 million pounds during 2003, TIMET recognized income of $23.4 million in 2002 and $23.1 million in 2003 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's results in 2001 and 2002 also includes the $61.5 million and $27.5 million, respectively, provisions for an other than temporary impairments of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). In addition, TIMET's effective income tax rate in 2002 and 2003 varies from the 35% U.S. federal statutory income tax rate because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria.

     The Company's equity in losses of TIMET in 2002 includes (i) an impairment provision of $15.7 million ($8.0 million, or $.07 per diluted share, net of income tax benefit and minority interest) related to an other than temporary decline in value of the Company's investment in TIMET and (ii) a $10.6 million charge ($5.4 million, or $.05 per diluted share, net of income tax benefit and minority interest) related to TIMET's impairment for an other than temporary decline in value of the SMC securities held by TIMET. The Company's equity in losses of TIMET in 2001 includes (i) a $15.7 million gain ($7.6 million, or $.06 per diluted share, net of income taxes and minority interest) related to TIMET's settlement gain with Boeing and (ii) a $28.4 million charge ($14.5 million, or $.12 per diluted share, net of income tax benefit and minority interest) related to TIMET's 2001 impairment provision for an other than temporary decline in value of the SMC securities held by TIMET.

     See Note 18 to the Consolidated Financial Statements for information concerning (i) certain workers' compensation bonds issued on behalf of a former subsidiary of TIMET and (ii) certain reserves recognized by TIMET related to a defective product produced by TIMET.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991 and 1999. Demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,000 metric tons. However, since that peak, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. In 2002, industry shipments approximated 50,000 metric tons, and in 2003 TIMET estimates industry shipments approximated 48,000 metric tons. TIMET currently expects total industry mill product shipments in 2004 will increase from 2003 levels to at least 51,000 metric tons.

     Although the commercial airline industry continues to face significant challenges, recent economic data have sign of an improving business environment in that sector. According to The Airline Monitor, the worldwide commercial airline industry reported an estimated operating loss of approximately $3.5 billion in 2003, compared to a $7.3 billion loss in 2002 and an $11.7 billion loss in 2001. The Airline Monitor is currently forecasting operating income of approximately $6.3 billion for the industry in 2004. Furthermore, global airline passenger traffic returned to pre-September 11, 2001 levels in November of 2003. Although these appear to be positive signs, TIMET currently believes that industry mill product shipments into the commercial aerospace sector will be somewhat flat in 2004 and show a modest upturn in 2005.

     The Airline Monitor traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries totaled 579 (including 154 wide bodies) in 2003. The Airline Monitor's most recently issued forecast (January 2004) calls for 575 deliveries in 2004, 540 deliveries in 2005 and 510 deliveries in 2006. Relative to 2003, these forecasted delivery rates represent anticipated declines of about 1% in 2004, 7% in 2005 and 12% in 2006. From 2007 through 2011, The Airline Monitor calls for a continued increase each year in large commercial aircraft deliveries with forecasted deliveries of 620 aircraft in 2008, exceeding 2003 levels. Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries.

     Although the current business environment continues to make it difficult to predict future performance, TIMET currently expects sales revenue in 2004 to increase to between $425 million and $445 million, reflecting the combined effects of increases in sales volumes and market share and relative weakness of the U.S. dollar as compared to the British pound sterling and the euro, partially offset by customer and product mix. Mill product sales volumes, which were 8,875 metric tons in 2003, are expected to increase to between 10,300 and 10,500 metric tons in 2004. Melted product sales volumes, which were 4,725 metric tons in 2003, is expected to decrease to between 4,800 and 5,000 metric tons in 2004. TIMET currently expects between 55% and 60% of its 2004 mill and melted product sales volumes will be derived from the commercial aerospace sector (which would be a slight decrease from 2003), with the balance from military aerospace, industrial and emerging markets. The expected increase in sales volumes in 2004 are principally driven by an anticipated increase in sales volume to industrial and emerging markets.

     Additionally, TIMET's backlog of unfilled orders was approximately $180 million at December 31, 2003, compared to $165 million at December 31, 2002 and $225 million at December 31, 2001. Substantially the entire 2003 year-end backlog is scheduled for shipment during 2004. TIMET's order backlog may not be a reliable indicator of future business activity.

     Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET has recently been experiencing higher raw material prices due to a tightening in raw material availability, especially in the scrap markets. TIMET also expects an increase in energy costs in 2004.

     TIMET expects to manufacture a significant portion of its titanium sponge requirements in 2004. The unit cost of titanium sponge manufactured at TIMET's Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant moves to full capacity by the third quarter of 2004. TIMET expects the aggregate cost of purchased sponge and scrap to increase during 2004.

     TIMET currently expects production volumes will increase in 2004, increasing overall capacity utilization to between 60% and 65% in 2004 (as compared to 56% in 2003). However, practical capacity utilization measures can vary significantly based on product mix. TIMET continues to identify areas for potential cost savings, in addition to the savings realized in 2003, and expects gross margin in 2004 to range from 6% to 8% of net sales.

     TIMET currently anticipates that it will receive orders from Boeing for about 1.5 million pounds of product during 2004. At this projected order level, TIMET expects to recognize about $25 million of operating income in 2004 under the Boeing LTA's take-or-pay provisions.

     Overall, TIMET currently expects it will report operating income for 2004 of between $14 million and $24 million, including the $23 million of Boeing take-or-pay income and income of $1.9 million in the first quarter 2004 related to a change in the vacation policy for its U.S. salaried employees. TIMET currently expects its net earnings in 2004 will range from a net loss of $3 million to net income of $7 million, including the $23 million of Boeing take-or-pay income and the $1.9 million benefit related to the change in the vacation policy.

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

     General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased $2.0 million in 2003 as compared to 2002 due to a lower average level of invested funds and lower average yields. General corporate interest and dividend income decreased $3.7 million in 2002 compared to 2001 due to a lower average level of invested funds and lower average yields. The Company received $23.7 million of distributions from The Amalgamated Sugar Company LLC in 2003 compared to $23.6 million in each of 2002 and 2001. See Notes 5 and 12 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income is currently expected to be lower during 2004 compared to 2003 due primarily to a lower amount of funds available for investment.

     Legal settlement gains. The $823,000 of net legal settlement gains in 2003 and the $5.2 million of net legal settlement gains in 2002 relate to NL's settlements with certain former insurance carriers. The $31.9 million net legal settlement gains in 2001 relate principally to (i) settlement of certain litigation to which Waste Control Specialists was a party ($20.1 million) and
(ii) NL's additional settlements with certain former insurance carriers ($11.4 million). NL's legal settlement gains in 2001, 2002 and 2003, as well as similar legal settlement gains in 2000, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See Note 12 to the Consolidated Financial Statements.

     Securities transactions. Securities transaction gains in 2003 relate principally to a first quarter gain of $316,000 related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company). See Notes 3 and 12 to the Consolidated Financial Statements.

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

     Other general corporate income items. The gain on disposal of property and equipment in 2003 relates primarily to the sale of certain real property of NL not associated with NL's TiO2 operations. NL has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. The $6.3 million foreign currency transaction gain in 2002 relates to the extinguishment of certain intercompany indebtedness of NL. The gain on disposal of fixed assets in 2002 relates to the sale of certain real estate held by Tremont. The gain on sale/leaseback in 2001 relates to CompX's manufacturing facility in The Netherlands. See Note 12 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in 2003 were $19.5 million higher than 2002 due primarily to higher environmental remediation expenses of NL (principally related to one formerly-owned site of NL for which the remediation process is expected to occur over the next several years). Such environmental expenses are included in selling, general and administrative expenses. In addition, NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ended in January 2003 ($4 million recognized in 2002 and $333,000 recognized in 2003). See Note 12 to the Consolidated Financial Statements. Net general corporate expenses in calendar 2004 are currently expected to be lower than calendar 2003 due to lower expected environmental remediation expenses of NL. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 18 to the Consolidated Financial Statements.

     Net general corporate expenses in 2002 were $10.4 million higher than in 2001, as higher legal and stock compensation-related expenses of NL were only partially offset by the effect of lower compensation-related expenses of Tremont.

     Interest expense. Interest expense declined $1.7 million in 2003 as compared to 2002 due primarily to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of Kronos and lower average interest rates on Kronos indebtedness.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in 2004 is expected to approximate interest expense in 2003.

     Interest expense declined $2.1 million in 2002 compared to 2001 due primarily to lower average levels of outstanding indebtedness as well as lower average U.S. variable interest rates. Interest expense in 2002 includes $2.0 million related to the loss on early extinguishment of certain indebtedness of NL. See Note 10 to the Consolidated Financial Statements.

     At December 31, 2003, approximately $607 million of consolidated indebtedness, principally KII's publicly-traded debt and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 9.1% (2002 - $552 million with a weighted average interest rate of 9.1%; 2001 - $476 million with a weighted average fixed interest rate of 10.3%). Fixed-rate outstanding indebtedness at December 31, 2001 consisted primarily of Valhi's 9.25% LYONs and NL's 11.75% Senior Secured Notes, both of which were fully retired by December 31, 2002, as well as Valhi's loans from Snake River. The weighted average interest rate on $31 million of outstanding variable rate borrowings at December 31, 2003 was 3.1% (2002 - 4.4%; 2001 - 4.5%). The
weighted average interest rate on outstanding variable rate debt declined from December 31, 2002 to December 31, 2003 due primarily to lower average interest rates on U.S. borrowings, as well as lower outstanding borrowings under KII's European revolver at December 31, 2003 as compared to December 31, 2002 (for which the average interest rate is generally higher than U.S. borrowings). The weighted average interest rate on outstanding variable rate borrowings declined slightly from December 31, 2001 to December 31, 2002 as the effect of lower average interest rates on U.S. borrowings more than offset the effect of higher average interest rates on NL's non-U.S. borrowings. See Note 10 to the Consolidated Financial Statements.

     KII has a certain amount of indebtedness denominated in currencies other than the U.S. dollar and, accordingly, Kronos' interest expense is also subject to currency fluctuations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." Periodic cash interest payments were not required on Valhi's 9.25% deferred coupon LYONs (which were fully retired by December 31, 2002). As a result, cash interest expense payments in the past had been lower than accrual basis interest expense.

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

     As discussed in Note 19 to the Consolidated Financial Statements, effective January 1, 2002, the Company no longer recognizes periodic amortization of goodwill. Under GAAP, generally there is no income tax benefit recognized for financial reporting purposes attributable to goodwill amortization. Accordingly, ceasing to periodically amortize goodwill beginning in 2002 impacted the Company's overall effective income tax rate in 2002 and 2003 as compared to 2001.

     During 2003, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of approximately $7.2 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. In addition, Kronos recognized a $38.0 million income tax benefit related to the net refund of certain prior year German income taxes.

     During 2002, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of approximately $3.4 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized. During 2002, Tremont increased its deferred income tax asset valuation allowance (at the Valhi consolidated level) by a net $3.8 million primarily because Tremont concluded certain tax attributes do not currently meet the "more-likely-than-not" recognition criteria. The provision for income taxes in 2002 also includes a $2.7 million deferred income tax benefit related to certain changes in the Belgian tax law.

     During 2001, NL and Kronos reduced their deferred income tax asset valuation allowance by an aggregate of $24.7 million. Of such reduction, $23.2 million related to a change in estimate of Kronos' ability to utilize certain German income tax attributes following the completion of a restructuring of its German operations, the benefit of which had not previously been recognized under the "more-likely-than-not" recognition criteria. In addition, Kronos also utilized certain tax attributes during 2001 for which the benefit had also not previously been recognized.

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

     At December 31, 2003, Kronos had the equivalent of approximately $438 million of income tax loss carryforwards in Germany with no expiration date. However, Kronos has provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards because Kronos currently believes they do not meet the "more-likely-than-not" recognition criteria. Kronos periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future Kronos may conclude such carryforwards do meet the recognition criteria, at which time Kronos would reverse all or a portion of such deferred tax valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004. The new law may significantly affect Kronos' future income tax expense and cash tax payments.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during 2001, 2002 or 2003, or as of December 31, 2002 and 2003.

     Following completion of the merger transactions in which Tremont became wholly owned by Valhi in February 2003, the Company no longer reports minority interest in Tremont's net assets or earnings. The Company commenced recognizing minority interest in Kronos' net assets and earnings in December 2003 following NL's distribution of a portion of the shares of Kronos common stock to its shareholders. See Note 3 to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 17 to the Consolidated Financial Statements.

     Accounting principles newly adopted in 2002 and 2003. See Note 19 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 20 to the Consolidated Financial Statements.

     Assumptions on defined benefit pension plans and OPEB plans.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 16 to the Consolidated Financial Statements. At December 31, 2003, approximately 92% of the projected benefit obligations related to defined benefit pension plans relates to Kronos and NL plans and 8% relates to benefits owed to certain former U.S. employees of Medite Corporation, a former business unit of Valhi (the "Medite plan").

     The Company accounts for its defined benefit pension plans using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $4.4 million in 2001, $6.8 million in 2002 and $9.6 million in 2003. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions made by Kronos and NL to all of their plans aggregated $7.6 million in 2001, $9.6 million in 2002 and $14.1 million in 2003. Contributions with respect to the Medite plan during the past three years were not significant.

     The discount rates the Company utilizes for determining defined benefit pension expense and the related pension obligations are based on current interest rates earned on long-term bonds that receive one of the two highest ratings given by recognized rating agencies in the applicable country where the defined benefit pension benefits are being paid. In addition, the Company receives advice about appropriate discount rates from the Company's third-party actuaries, who may in some cases utilize their own market indices. The discount rates are adjusted as of each valuation date (September 30th for the Kronos and NL plans and December 31st for the Medite plan) to reflect then-current interest rates on such long-term bonds. Such discount rates are used to determine the actuarial present value of the pension obligations as of December 31st of that year, and such discount rates are also used to determine the interest component of defined benefit pension expense for the following year.

     At December 31, 2003, approximately 92% of the projected benefit obligations for all of the Company's defined benefit pension plans related to plans sponsored by NL and Kronos, and substantially all of the remainder related to the Medite plan. Of the amount attributable to plans sponsored by NL and Kronos, approximately 15%, 54%, 11% and 15% related to Kronos plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                         Discount rates used for:
                       ------------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                       December 31, 2001 and expense     December 31, 2002 and expense       December 31, 2003 and
                                  in 2002                           in 2003                     expense in 2004
                       -------------------------------  --------------------------------  -----------------------------

Kronos and NL plans:
  U.S.                                  7.3%                          6.5%                              5.9%
  Germany                               5.8%                          5.5%                              5.3%
  Canada                                7.3%                          7.0%                              6.3%
  Norway                                6.0%                          6.0%                              5.5%
Medite plan                             7.0%                          6.5%                              6.0%


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

     At December 31, 2003, approximately 91% of the plan assets for all of the Company's defined benefit pension plans related to plans sponsored by NL and Kronos, and the remainder related to the Medite plan. Of the amount attributable to plans sponsored by NL and Kronos, approximately 18%, 48%, 10% and 18% related to plan assets for Kronos' plans in the U.S., Germany, Canada and Norway, respectively. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

o During 2003, the NL plan assets in the U.S. were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 16-year history of the CMRT, through December 31, 2003 the average annual rate of return has been approximately 12.4%. Prior to 2003, NL's U.S. plan assets were invested with a combination of equity and fixed income managers.
o In Germany, the composition of Kronos' plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2003 was 25% to equity managers and 75% to fixed income managers.
o In Canada, Kronos' currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2003 was 57% to equity managers and 43% to fixed income managers.
o In Norway, Kronos' currently has a plan asset target allocation of 14% to equity managers and 86% to fixed income managers, with an expected long-term rate of return for such investments of approximately 8% and 6%, respectively. The current plan asset allocation at December 31, 2003 was 15% to equity managers and 85% to fixed income managers.
o    In the U.S., the Medite plan assets are also invested in the CMRT.

The Company regularly reviews its actual asset allocation for each of its plans, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2001, 2002 and 2003 were as follows:

                                                         2001                  2002                   2003
                                                       --------              --------               ------

Kronos and NL plans:
  U.S.                                                    8.5%                  8.5%                  10.0%
  Germany                                                 7.3%                  6.8%                   6.5%
  Canada                                                  7.8%                  7.0%                   7.0%
  Norway                                                  7.0%                  7.0%                   6.0%
Medite plan                                              10.0%                 10.0%                  10.0%

     The Company currently expects to utilize the same long-term rates of return on plan asset assumptions in 2004 as it used in 2003 for purposes of determining the 2004 defined benefit pension plan expense.

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

     In addition to the actuarial assumptions discussed above, because Kronos maintains defined benefit pension plans outside the U.S., the amount of recognized defined benefit pension expense and the amount of prepaid and accrued pension costs will vary based upon relative changes in foreign currency exchange rates.

     Based on the actuarial assumptions described above and Kronos' and NL's current expectations for what actual average foreign currency exchange rates will be during 2004, Kronos and NL expect their aggregate defined benefit pension expense will approximate $13 million in 2004. In comparison, Kronos and NL expect to be required to make approximately $9 million of aggregate contributions to such plans during 2004. The expected amount of defined benefit pension expense and contributions for 2004 for the Medite plan is not significant.

     As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Kronos and NL had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2003, their aggregate projected benefit obligations would have increased by approximately $13 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $2 million during 2004. Similarly, if Kronos and NL lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $700,000 during 2004. Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

     OPEB plans. Certain subsidiaries of the Company currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. At December 31, 2003, approximately 65% of the Company's aggregate accrued OPEB costs relate to NL and Kronos, and substantially all of the remainder relates to Tremont. Kronos provides such OPEB benefits to retirees in Canada, and NL and Tremont provide such OPEB benefits to retirees in the U.S. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $254,000 in 2001, $555,000 in 2002 and $935,000 in 2003. Similar to
defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $1.8 million in 2001, $5.3 million in 2002 and $5.2 million in 2003.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2003, the expected rate of increase in future health care costs ranges from 8% to 10.4% in 2004, declining to rates of between 4% and 5.5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and NL's current expectation for what actual average foreign currency exchange rates will be during 2004, the Company expects its consolidated OPEB expense will approximate $1.5 million in 2004. In comparison, the Company expects to be required to make approximately $5.4 million of contributions to such plans during 2004.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rates by 25 basis points for all of its OPEB plans as of December 31, 2003, the Company's aggregate projected benefit obligations would have increased by approximately $1.1 million at that date, and the Company's OPEB expense would be expected to increase by less than $100,000 during 2004. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $2.8 million at December 31, 2003, and OPEB expense would have increased by $250,000 in 2004.

     Foreign operations

     Kronos. Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of Kronos' assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. As of January 1, 2001, the functional currency of NL's German, Belgian, Dutch and French operations had been converted to the euro from their respective national currencies. At December 31, 2003, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

     CompX. CompX has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada, the Netherlands and Taiwan. As of January 1, 2001, the functional currency of CompX's Thomas Regout operations in The Netherlands had been converted to the euro from its national currency (Dutch guilders).

     TIMET. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom, France and Italy. The United Kingdom has not adopted the euro. Approximately 64% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings.

     LIQUIDITY AND CAPITAL RESOURCES

     Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by subsidiaries and affiliates of the Company) or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     At December 31, 2003, the Company's third-party indebtedness aggregated $638 million, of which 99% has a maturity date on or after January 1, 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated in 2004 will be required to be used to repay indebtedness.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Valhi and NL and consists of amortization of original issue discount on certain indebtedness and amortization of deferred financing costs. In addition, substantially all of the proceeds resulting from NL's legal settlements in 2001 are shown as restricted cash, and therefore such settlements had no impact on cash flows from operating activities.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of available-for-sale marketable securities and long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities. Similarly, NL's insurance gain in 2001 related to the property destroyed by fire at its Leverkusen facility is included in the determination of net income, but the proceeds received from the insurance company for property damage reimbursements are also shown as cash flows from investing activities.

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

     Cash flows from operating activities increased from $106.8 million in 2002 to $108.5 million in 2003. This $1.7 million increase was due primarily to the net effect of (i) higher net income of $38.2 million, (ii) higher depreciation expense of $11.2 million, (iii) lower proceeds from the disposal of marketable securities (trading) of $18.1 million, (iv) higher gains on disposal of property and equipment of $9.9 million, (v) higher minority interest in earnings of $7.0 million, (vi) lower distributions from NL's TiO2 manufacturing joint venture of $7.1 million, (vii) lower equity in losses of TIMET of $34.9 million, (viii) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $31.7 million,
(ix) lower cash paid for income taxes of $19.0 million and (x) a higher amount of net cash provided to fund relative changes in other assets and liabilities (primarily noncurrent accruals) of $31.0 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows from operating activities decreased from $158.6 million in 2001 to $106.8 million in 2002. This $51.8 million decrease was due primarily to the net effect of (i) lower net income of $92.0 million, (ii) lower depreciation expense (primarily due to ceasing to periodically amortize goodwill) of $12.7 million, (iii) lower legal settlement gains of $10.3 million and lower insurance gains of $16.2 million, (iv) lower net securities transactions gains of $40.6 million, (v) higher proceeds from the disposal of marketable securities (trading) of $18.1 million, (vi) lower deferred income tax expense of $17.4 million, (vii) lower minority interest in earnings of $22.4 million, (viii) lower distributions from NL's TiO2 manufacturing joint venture of $3.4 million,
(ix) higher equity in losses of TIMET of $23.7 million and (x) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $6.0 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volume and sales volume. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Valhi does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent).

                                                                                Years ended December 31,
                                                                          2001            2002            2003
                                                                          ----            ----            ----
                                                                                     (In millions)

Cash provided (used) by operating activities:
  NL/Kronos                                                              $130.5          $  98.3         $ 90.5
  CompX                                                                    27.7             16.9           24.4
  Waste Control Specialists                                                12.1             (5.7)          (6.6)
  Tremont                                                                   3.6             24.6            7.2
  Valhi Parent                                                             42.0            113.3           30.6
  Other                                                                     5.3              4.0           (2.7)
  Eliminations                                                            (62.6)          (144.6)         (34.9)
                                                                         ------          -------         ------

                                                                         $158.6          $ 106.8         $108.5
                                                                         ======          =======         ======


     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 2003, the estimated cost to complete capital projects in process approximated $11 million, of which $9.6 million relates to NL's Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2004 are expected to approximate $63 million ($38 million for NL, $13 million for CompX and $12 million for Waste Control Specialists). Capital expenditures in 2004 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     During 2003, (i) Valhi purchased shares of Kronos common stock in market transactions in December 2003 for $6.4 million, (ii) the Company purchased additional shares of TIMET common stock for $976,000, and the Company purchased a nominal number of shares of convertible preferred securities issued by a wholly-owned subsidiary of TIMET for $238,000 and (iii) NL collected $4 million of its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements. In addition, the Company generated approximately $13.5 million from the sale of property and equipment, including the real property of NL discussed above.

     During 2002, (i) NL purchased $21.3 million of its common stock in market transactions, (ii) NL purchased the EWI insurance brokerage services operations for $9 million and (iii) one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements repaid $2 million of its loan from EMS. See Notes 3 and 17 to the Consolidated Financial Statements.

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

     Financing activities. During 2003, (i) Valhi borrowed a net $5 million under its revolving bank credit facility and repaid a net $3.8 million of its short-term demand loans from Contran, (ii) CompX repaid a net $5 million under its revolving bank credit facility and (iii) Kronos borrowed an aggregate of euro 15 million ($16 million when borrowed) of borrowings under its European revolving bank credit facility and repaid kroner 80 million ($11 million) and euro 30 million ($34 million) under such facility. In addition, Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $29.8 million for 2003. Distributions to minority interest in 2003 are primarily comprised of NL cash dividends paid to NL shareholders other than Valhi and Tremont. Other cash flows from financing activities relate primarily to proceeds from the sale of Valhi and NL common stock upon exercise of stock options.

     During 2002, (i) Valhi repaid a net $35 million under its revolving bank credit facility and repaid a net $13.4 million of its short-term demand loans from Contran, (ii) CompX repaid a net $18 million of its revolving bank credit facility, (iii) NL repaid all of its existing short-term notes payable denominated in euros and Norwegian kroner ($53 million when repaid) using primarily proceeds from borrowings ($39 million) under KII's new revolving bank credit facility, (iv) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII and (v) NL repaid an aggregate of euro 14 million ($14 million when repaid) of borrowings under KII's revolving bank credit facility. In addition, Valhi redeemed the remaining $43.1 million principal amount at maturity of its LYONs debt obligations ($27.4 million accreted value) for cash. Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $27.9 million for 2002. Distributions to minority interest in 2002 are attributable to NL ($24.8 million), CompX ($2.4 million) and Tremont ($647,000). Other cash flows from financing activities relate primarily to proceeds from the sale of Valhi and NL common stock upon exercise of stock options.

     During 2001, (i) Valhi borrowed a net $4.0 million under its revolving bank credit facility and borrowed a net $16.6 million under short-term demand loans from Contran, (ii) CompX borrowed a net $10 million under its revolving bank credit facility and (iii) NL repaid euro 24 million ($21.4 million when repaid) of its short-term non-U.S. notes payable. In addition, (i) a wholly-owned subsidiary of Valhi purchased Waste Control Specialists' bank term loan from the lender at par value, (ii) $142.6 million principal amount at maturity ($79.9 million accreted value) of Valhi's LYONs debt obligations were retired either through exchanges or redemptions and (iii) EMS entered into a $13.4 million reducing revolving intercompany credit facility with Tremont, the proceeds of which were used to repay Tremont's loan from Contran. In addition, Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $27.8 million for 2001. Distributions to minority interest in 2001 are attributable to NL ($7.5 million), CompX ($2.4 million) and Tremont ($647,000). Other cash flows from financing activities relate primarily to proceeds from the sale of Valhi and NL common stock upon exercise of stock options.

     At December 31, 2003, unused credit available under existing credit facilities approximated $239.3 million, which was comprised of $21.5 million available to CompX under its new revolving credit facility, $99.9 million available to Kronos under non-U.S. credit facilities, $39.0 million available to Kronos under its U.S. credit facility and $78.9 million available to Valhi under its revolving bank credit facility. In addition, in January 2004 Kronos' Canadian subsidiary entered into a new Cdn. $30 million revolving credit facility, of which no amounts were borrowed when the facility was entered into. See Note 10 to the Consolidated Financial Statements.

     Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. See Note 10 to the Consolidated Financial Statements. Other than operating leases discussed in Note 18 to the Consolidated Financial Statements, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - Kronos

     At December 31, 2003, Kronos had cash and cash equivalents of $57 million, including restricted balances of $1 million, and Kronos had approximately $139 million available for borrowing under its U.S. and non-U.S. credit facilities. In addition, in January 2004, Kronos' Canadian subsidiary entered into a new revolving credit facility. See Note 10 to the Consolidated Financial Statements.

     At December 31 2003, Kronos' outstanding debt was comprised of (i) $356 million related to KII's Senior Secured Notes and (ii) approximately $600,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to NL, as discussed below. Kronos' $200 million note payable to NL at December 31, 2003, which is eliminated in the Company's consolidated financial statements. At December 31, 2003, Kronos had complied with all financial covenants governing its debt agreements. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its near-term obligations including operations, capital expenditures, debt service and current dividends policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flow from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Kronos' capital expenditures during the past three years aggregated $121.5 million, including $15.4 million ($5.4 million in 2003) for Kronos' ongoing environmental protection and compliance programs and $25.4 million (mostly in 2001) related to reconstruction of the Leverkusen facility destroyed by fire in March 2001. Kronos' estimated 2004 capital expenditures are $38 million, including $5 million in the area of environmental protection and compliance. The capital expenditures of the TiO2 manufacturing joint venture are not included in Kronos' capital expenditures.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 18 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to Kronos.

     At December 31, 2003, Kronos had recorded net deferred tax liabilities of $114 million. Kronos operates in numerous tax jurisdictions, in certain of which it has temporary differences that net to deferred tax assets (before valuation allowance). Kronos has provided a deferred tax valuation allowance of $162.7 million at December 31, 2003, principally related to Germany, partially offsetting deferred tax assets which Kronos believes do not currently meet the "more-likely-than-not" recognition criteria. Kronos periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future Kronos may conclude such carryforwards do meet the recognition criteria, at which time Kronos would reverse all or a portion of such deferred tax valuation allowance.

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     As discussed in "Results of Operations - Chemicals," Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' and the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries

     At December 31, 2003, NL (exclusive of Kronos) had cash, cash equivalents and marketable debt securities of $40 million, including restricted balances of $28 million. NL also has a $200 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 18 to the Consolidated Financial Statements with respect to certain legal proceedings and environmental matters with respect to NL.

     At December 31, 2003, NL had $24 million in cash, cash equivalents and marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Notes 1 and 12 to the Consolidated Financial Statements.

     In addition to those legal proceedings described in Note 18 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL. See Note 3 to the Consolidated Financial Statements.

     At December 31, 2003, NL (exclusive of Kronos) had recorded net deferred tax liabilities of $70 million. NL has provided a deferred tax valuation allowance of $31.1 million at December 31, 2003, partially offsetting deferred tax assets which NL believes do not currently meet the "more-likely-than-not" recognition criteria. NL periodically evaluates the "more-likely-than-not" recognition criteria with respect to such deferred tax assets, and it is possible that in the future NL may conclude such deferred tax assets do meet the recognition criteria, at which time NL would reverse all or a portion of such deferred tax valuation allowance.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, NL may consider using its available cash, issuing its equity securities or increasing its indebtedness to the extent permitted by the agreements governing NL's existing debt.

Component products - CompX International

     CompX's capital  expenditures  during the past three years aggregated $34.9
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency and increased production capacity.

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

Waste management - Waste Control Specialists

     Waste Control Specialists capital expenditures during the past three years aggregated $4.7 million. Such capital expenditures were funded primarily from certain debt financing provided to Waste Control Specialists by Valhi.

     At December 31, 2003, Waste Control Specialists' indebtedness consisted principally of $30.9 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in March 2005 (2002 - $23.2 million). The additional borrowings during 2003 were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during 2004 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At December 31, 2003, TIMET had $142 million of borrowing availability under its various U.S. and European credit agreements. TIMET presently expects to generate $25 million to $35 million in cash flow from operations during 2004, driven in part by the continued deferral of distributions on the convertible preferred securities, as discussed below. TIMET received the 2004 advance of $27.9 million from Boeing in January 2004.

     TIMET has a U.S. asset-based revolving credit agreement that provides for borrowings up to the lesser of $105 million or a formula-determined borrowing base derived from the value of TIMET's accounts receivable, inventories and equipment. This facility requires TIMET's U.S. daily cash receipts to be used to reduce outstanding borrowings, which may then be reborrowed, subject to the terms of the agreement. Borrowings are collateralized by substantially all of TIMET's U.S. assets. The credit agreement prohibits the payment of dividends on the convertible preferred securities issued by a wholly-owned subsidiary of TIMET if excess availability, as defined, is less than $25 million, limits additional indebtedness, prohibits the payment of dividends on TIMET's common stock if excess availability is less than $40 million, requires compliance with certain financial covenants and contains other covenants customary in lending transactions of this type. Excess availability is defined as unused borrowing availability less certain contractual commitments such as letters of credit. As of December 31, 2003, excess availability was approximately $82 million.

     TIMET's U.S. credit agreement allows the lender to modify the borrowing base formulas at its discretion, subject to certain conditions. During 2002, TIMET's lender elected to exercise such discretion and modified TIMET's borrowing base formulas, which reduced the amount that TIMET could borrow against its inventories and equipment by approximately $7 million. In the event the lender exercises such discretion in the future, such event could have a material adverse impact on TIMET's liquidity.

     TIMET's United Kingdom subsidiary also has a credit agreement that provides for borrowings limited to the lesser of pound sterling 22.5 million or a formula-determined borrowing base derived from the value of accounts receivable, inventories and equipment. As of December 31, 2003, unused borrowing availability was approximately $40 million.

     TIMET also has overdraft and other credit facilities at certain of its other European subsidiaries. These facilities accrue interest at various rates and are payable on demand. Unused borrowing availability as of December 31, 2003 under these facilities was approximately $20 million.

     TIMET's capital expenditures during the past three years aggregated $36.4 million. TIMET's capital expenditures during 2004 are currently expected to be about $16 million.

     See Note 18 to the Consolidated Financial Statements for certain legal proceedings, environmental matters and other contingencies associated with TIMET. While TIMET currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's consolidated results of operations or cash flows in a particular period.

     At December 31, 2003, a wholly-owned subsidiary of TIMET had issued 4,024,820 shares outstanding of its 6.625% convertible preferred securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions will continue to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. TIMET will consider resuming payment of distributions on the convertible preferred securities once the outlook for TIMET's business improves substantially.

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

Tremont LLC

     See Note 18 to the Consolidated Financial Statements for certain legal proceedings and environmental matters with respect to Tremont.

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, collateralized by 10.2 million shares of NL common stock and
5.1 million shares of Kronos common stock owned by Tremont. The new facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At December 31, 2003, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 20.5 million shares of Kronos held directly or indirectly by Valhi at December 31, 2003 (including 5.1 million held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual dividends from Kronos of $20.5 million. NL, which paid regular quarterly cash dividends of $.20 per share in 2003, announced in February 2004 that it would pay its first quarter 2004 regular quarterly dividend of $.20 per share in the form of shares of Kronos common stock. CompX suspended its regular quarterly dividend in the second quarter of 2003, TIMET is currently prohibited from paying dividends on its common stock due to its election to defer payment of interest on its convertible securities, and the Company does not currently expect to receive any distributions from Waste Control Specialists during 2004.

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

     At December 31, 2003, Valhi had $5.4 million of parent level cash and cash equivalents, had $5 million outstanding under its revolving bank credit agreement and had $7.3 million of short-term demand loans payable to Contran. In addition, Valhi had $78.9 million of borrowing availability under its $85 million revolving bank credit facility.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2004, Valhi currently expects that distributions received from the LLC in 2004 will approximate its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At December 31, 2003, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $33.1 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.9 million in 2004) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods.

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 10 and 18 to the Consolidated Financial Statements. The Company's obligations related to the long-term supply contract for the purchase of chloride-process TiO2 feedstock is more fully described in
Note 18 to the Consolidated Financial Statements. The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries that are unconditional both in terms of timing and amount by the type and date of payment.

                                                               Unconditional payment due date
                                                                                            2009 and
        Contractual commitment                2004        2005/2006       2007/2008           after         Total
        ----------------------                ----        ---------       ---------          -------        -----
                                                                        (In millions)

Third-party indebtedness                      $  5.4           $ 26.4            $ -           $606.1       $  637.9

Demand loan from Contran                         7.3               -               -               -             7.3

Operating leases                                 4.1              4.8             1.7            19.9           30.5

Kronos' long-term supply
 contract for the
 purchase of chloride-
 process TiO2 feedstock                        146.1            265.8           135.0              -           546.9

Fixed asset acquisitions                        10.2               -              2.5              -            12.7

Purchase obligations and other
                                                11.4              .3                              5.8           17.5
                                               -----            -----             ---            ----        -------

                                              $184.5           $297.3          $139.2          $631.8       $1,252.8
                                              ======           ======          ======          ======       ========

     The timing and amount shown for the Company's commitments related to indebtedness, operating leases, fixed asset acquisitions, purchase obligations and other are based upon the contractual payment amount and the contractual payment date for such commitments. The timing and amount shown for the Company's commitments related to the long-term supply contracts for feedstock is based upon the Company's current estimate of the quantity of material that will be purchased in each time period shown, and the contractual payment that would be due based upon such estimated purchased quantity. The actual amount of material purchased, and therefore the actual amount that would be payable by the Company, may vary from such estimated amounts.

     In addition, the Company is a party to certain other agreements that conditionally commit the Company to pay certain amounts in the future. Due to the provisions of such agreements, it is possible that the Company might not ever be required to pay any amounts under these agreements. Agreements to which the Company is a party that fall into this category, more fully described in Notes 5, 8 and 18 to the Consolidated Financial Statements, are described below. The Company has not included any amounts for these conditional commitments in the above table because the Company currently believes it is not probable that the Company will be required to pay any amounts pursuant to these agreements. o The Company's requirement to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term debt to collateralize such debt in order to exercise its conditional right to temporarily take control of The Amalgamated Sugar Company LLC; o The Company's requirement to pledge $5 million of cash or marketable securities as collateral for Snake River's third-party debt in order to permit Snake River to continue to make debt service payments on its $80 million loan from Valhi; and o Waste Control Specialists' requirement to pay certain amounts based upon specified percentages of qualifying revenues.

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2002 and 2003. See Notes 1 and 21 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 2002 and 2003.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 2003, the Company's aggregate indebtedness was split between 95% of fixed-rate instruments and 5% of variable-rate borrowings (2002 - 91% of fixed-rate instruments and 9% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2003. At December 31, 2002, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in U.S. dollars, the euro or the Norwegian kroner. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2003 using exchange rates of 1.25 U.S. dollars per euro.

                                                               Amount
                                                    -------------------------
                                                    Carrying            Fair           Interest          Maturity
                 Indebtedness*                        value            value             rate              date
                 ------------                       ---------        ---------         --------          ------
                                                           (In millions)

Fixed-rate indebtedness:
  Euro-denominated KII
   Senior Secured Notes                              $356.1          $356.1              8.9%               2009
  Valhi loans from Snake River                        250.0           250.0              9.4%               2027
  Other                                                  .2              .2              7.0%              various
                                                     ------          ------              ---
                                                      606.3           606.3              9.1%
                                                     ------          ------              ---

Variable-rate indebtedness:
  Valhi bank revolver                                   5.0             5.0              2.6%               2004
  CompX bank revolver                                  26.0            26.0              3.2%               2006
                                                     ------          ------              ---
                                                       31.0            31.0              3.1%
                                                     ------          ------              ---

                                                     $637.3          $637.3              8.8%
                                                     ======          ======              ===

*  Denominated in U.S. dollars, except as otherwise indicated.

     At December 31, 2002, fixed rate indebtedness aggregated $549.7 million (fair value - $552.7 million) with a weighted-average interest rate of 9.1%;
variable rate indebtedness at such date aggregated $58.1 million, which approximates fair value, with a weighted-average interest rate of 4.4%. Such fixed rate indebtedness was denominated in the euro (54% of the total) or the U.S. dollars (46%). Such variable rate indebtedness was denominated in U.S. dollars (53% of the total), the euro (27%) or the Norwegian kroner (20%).

     The Company has an $80 million loan to Snake River Sugar Company at December 31, 2002 and 2003. Such loan bears interest at a fixed interest rate of 6.49% at such dates, the estimated fair value of such loan aggregated $108.7 million and $111.5 million at December 31, 2002 and 2003, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $6.7 million at December 31, 2003 (2002 - $6.5 million).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the British pound sterling.

     As described above, at December 31, 2003, NL had the equivalent of $356.1 million of outstanding euro-denominated indebtedness (2002- the equivalent of $312.5 million of euro-denominated indebtedness and $11.5 million of Norwegian kroner-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $35.6 million at December 31, 2003 (2002 - $32.4 million).

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at December 31, 2003 CompX had entered into a series of short-term forward exchange contracts maturing through February 2004 to exchange an aggregate of $4.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar (2002 - contracts to exchange an aggregate of $2.5 million for an equivalent amount of Canadian dollars maturing through January 2003). The estimated fair value of such forward exchange contracts at December 31, 2002 and 2003 is not material.

     At December 31, 2003, the Company also had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2002 and 2003 was $189.3 million and $183.0 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $18.9 million at December 31, 2002 and $18.3 million at December 31, 2003.

     Other. The Company believes there may be a certain amount of incompleteness in the sensitivity analyses presented above. For example, the hypothetical effect of changes in interest rates discussed above ignores the potential effect on other variables which affect the Company's results of operations and cash flows, such as demand for the Company's products, sales volumes and selling prices and operating expenses. Contrary to the above assumptions, changes in interest rates rarely result in simultaneous comparable shifts along the yield curve. Also, certain of the Company's marketable securities are exchangeable for certain of the Company's debt instruments, and a decrease in the fair value of such securities would likely be mitigated by a decrease in the fair value of the related indebtedness. Accordingly, the amounts presented above are not necessarily an accurate reflection of the potential losses the Company would incur assuming the hypothetical changes in market prices were actually to occur.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES


     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.




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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
Valhi  Proxy  Statement.   See  also  Note  17  to  the  Consolidated  Financial
Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference to the Valhi Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d) Financial Statements and Schedules

     The Registrant

     The consolidated financial statements and schedules of the Registrant listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.


     50%-or-less owned persons

     The consolidated financial statements of TIMET (41%-owned at December 31, 2003) are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.


 (b) Reports on Form 8-K

     Reports on Form 8-K filed for the quarter ended December 31, 2003:

     October 29, 2003 - Reported Items 7 and 9. November 10, 2003 - Reported Items 9 and 12.


 (c) Exhibits

     Included as exhibits are the items listed in the Exhibit Index. The Company has retained a signed original of any of the these exhibits that contain signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Valhi will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Valhi will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, as adopted by the board of directors on February 26, 2004, upon request. Such requests should be directed to the attention of Valhi's Corporate Secretary at Valhi's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2003 will be furnished to the Commission upon request.

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

Item No.                         Exhibit Item

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

   10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2003.

   10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 2003 - incorporated by reference to Exhibit
          10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2003.

   10.3 Intercorporate Services Agreement between Contran Corporation and TIMET effective as of January 1, 2003 - incorporated by reference to
          Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2003.

   10.4 Intercompany Services Agreement between Contran Corporation and CompX effective January 1, 2003 - incorporated by reference to Exhibit 10.1 to CompX's Quarterly Report on Form 10-Q (File No. 1-13905) for the quarter ended June 30, 2003.

   10.5 Form of Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. - incorporated by reference to Exhibit No.
          10.2 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

   10.6 Revolving Loan Note dated May 4, 2001 with Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to
          Exhibit 10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001.

Item No.                         Exhibit Item


   10.7 Security Agreement dated May 4, 2001 by and between Harold C. Simmons Family Trust No. 2 and EMS Financial, Inc. - incorporated by reference to Exhibit 10.2 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 2001.

   10.8 Purchase Agreement dated January 4, 2002 by and among Kronos, Inc. as the Purchaser, and Big Bend Holdings LLC and Contran Insurance Holdings, Inc., as Sellers regarding the sale and purchase of EWI RE, Inc. and EWI RE, Ltd. - incorporated by reference to Exhibit No. 10.40 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

   10.9* Valhi, Inc. 1987 Stock Option - Stock Appreciation Rights Plan, as amended - incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1994.

  10.10* Valhi, Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.11* CompX International Inc. 1997 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.2 to CompX's Registration Statement on Form S-1 (File No. 333-42643).

  10.12* Form of Deferred Compensation Agreement between the Registrant and certain executive officers - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended March 31, 1999.

  10.13 Agreement Regarding Shared Insurance dated as of October 30, 2003 by and between CompX International Inc., Contran Corporation, Keystone Consolidated Industries, Inc., Kronos Worldwide, Inc., NL Industries, Inc., Titanium Metals Corporation and Valhi, Inc. - incorporated by reference to Exhibit 10.32 to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

  10.14 Formation Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) between Snake River Sugar Company and The Amalgamated Sugar Company - incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.15 Master Agreement Regarding Amendments to The Amalgamated Sugar Company Documents dated October 19, 2000 - incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.16 Company Agreement of The Amalgamated Sugar Company LLC dated January 3, 1997 (to be effective December 31, 1996) - incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.17 First Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated May 14, 1997 - incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                         Exhibit Item


  10.18 Second Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated November 30, 1998 - incorporated by reference to
          Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

  10.19 Third Amendment to the Company Agreement of The Amalgamated Sugar Company LLC dated October 19, 2000 - incorporated by reference to
          Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.20 Subordinated Promissory Note in the principal amount of $37.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Pledge Agreement, both dated January 3, 1997 - incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.21 Limited Recourse Promissory Note in the principal amount of $212.5 million between Valhi, Inc. and Snake River Sugar Company, and the related Limited Recourse Pledge Agreement, both dated January 3, 1997
          - incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1996.

  10.22 Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc., as amended and restated effective May 14, 1997 - incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

  10.23 Second Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated November 30, 1998 - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K (File No. 1-5467) for the year ended December 31, 1998.

  10.24 Third Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated October 19, 2000 - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.25 Fourth Amendment to the Subordinated Loan Agreement between Snake River Sugar Company and Valhi, Inc. dated March 31, 2003 -
          incorporated by reference to Exhibit No. 10.1 to the Registrant's Quarterly Report on Form 10-Q (file No. 1-5467) for the quarter ended March 31, 2003.

  10.26 Contingent Subordinate Pledge Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.27 Contingent Subordinate Security Agreement between Snake River Sugar Company and Valhi, Inc., as acknowledged by First Security Bank National Association as Collateral Agent, dated October 19, 2000 - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

Item No.                         Exhibit Item



  10.28 Contingent Subordinate Collateral Agency and Paying Agency Agreement among Valhi, Inc., Snake River Sugar Company and First Security Bank National Association dated October 19, 2000 - incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

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

  10.35 First Amendment to the Voting Rights and Forbearance Agreement among the Amalgamated Collateral Trust, ASC Holdings, Inc. and First Security Bank National Association dated October 19, 2000 -
          incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.36 Voting Rights and Collateral Deposit Agreement among Snake River Sugar Company, Valhi, Inc., and First Security Bank, National Association dated May 14, 1997 - incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

  10.37 Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated May 14, 1997 - incorporated by reference to Exhibit
          10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

Item No.                         Exhibit Item



  10.38 First Amendment to the Subordination Agreement between Valhi, Inc. and Snake River Sugar Company dated October 19, 2000 - incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.39 Form of Option Agreement among Snake River Sugar Company, Valhi, Inc. and the holders of Snake River Sugar Company's 10.9% Senior Notes Due 2009 dated May 14, 1997 - incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended June 30, 1997.

  10.40 First Amendment to Option Agreements among Snake River Sugar Company, Valhi Inc., and the holders of Snake River's 10.9% Senior Notes Due 2009 dated October 19, 2000 - incorporated by reference to Exhibit
          10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-5467) for the quarter ended September 30, 2000.

  10.41 Deposit Agreement dated June 28, 2002 among NL Industries, Inc. and JP Morgan Chase Bank, as trustee - incorporated by reference to Exhibit
          4.9 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

  10.42 Satisfaction and Discharge of Indenture, Release, Assignment and Transfer dated June 28, 2002 made by JP Morgan Chase Bank pursuant to the Indenture for NL Industries, Inc.'s 11 3/4% Senior Secured Notes due 2003 - incorporated by reference to Exhibit 4.10 to NL Industries, Inc.'s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended June 30, 2002.

  10.43 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

  10.44 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

  10.45 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

  10.46 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

  10.47 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

Item No.                         Exhibit Item

  10.48 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

  10.49 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

  10.50 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

  10.51 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) -
          incorporated by reference to Exhibit No. 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

  10.52 Lease Agreement, dated January 1, 1996, between Holford Estates Ltd. and IMI Titanium Ltd. related to the building known as Titanium Number 2 Plant at Witton, England - incorporated by reference to Exhibit
          10.23 to Tremont's Annual Report on Form 10-K (File No. 1-10126) for the year ended December 31, 1995.

  10.53** Richards Bay Slag Sales Agreement  dated May 1, 1995 between  Richards
          Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

  10.54** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a/ Kronos, Inc.) - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

  10.55** Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a/ Kronos, Inc.) - incorporated by reference to Exhibit No. 10.5 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

  10.56** Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a/ Kronos, Inc.) - incorporated by reference to Exhibit No. 10.7 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2002.

  10.57** Amendment to Richards Bay Slag Sales  Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) - incorporated by reference to Exhibit No. 10.17 to Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

Item No.                         Exhibit Item


  10.58 Agreement between Sachtleben Chemie GmbH and Kronos Titan GmbH effective as of December 30, 1988 - Incorporated by reference to Exhibit No. 10.1 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.59 Supplementary Agreement dated as of May 3, 1996 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No. 10.2 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.60 Second Supplementary Agreement dated as of January 8, 2002 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No.
          10.3 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

  10.61 Purchase and Sale Agreement (for titanium products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001) - incorporated by reference to Exhibit No. 10.2 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

  10.62 Purchase and Sale Agreement between Rolls Royce plc and Titanium Metals Corporation dated December 22, 1998 - incorporated by reference to Exhibit No. 10.3 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

  10.63 First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.17 to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2003.

  10.64 Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.18 to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2003.

  10.65 Termination Agreement by and between Wyman-Gordon Company and Titanium Metals Corporation effective as of September 28, 2003 - incorporated by reference to Exhibit No. 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended September 30, 2003.

  10.66 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, Tall Pines Insurance Company, Ltd. and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

  10.67 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit
          10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

Item No.                         Exhibit Item



  10.68 Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company - incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

  10.69 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

  21.1    Subsidiaries of the Registrant.

  23.1    Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Valhi's
          consolidated financial statements

  23.2    Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  TIMET's
          consolidated financial statements

  31.1    Certification

  31.2    Certification

  32.1    Certification

  99.1 Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2003.








*    Management contract, compensatory plan or agreement.
** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VALHI, INC.
                                    (Registrant)


                                        By: /s/ Steven L. Watson
                                        ----------------------------------
                                        Steven L. Watson, March 10, 2004
                                        (President and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                        /s/ Steven L. Watson
---------------------------------------     ------------------------------------
Harold C. Simmons, March 10, 2004           Steven L. Watson, March 10, 2004
(Chairman of the Board)                     (President, Chief Executive Officer
                                            and Director)



/s/ Thomas E. Barry                           /s/ Glenn R. Simmons
---------------------------------------     ------------------------------------
Thomas E. Barry, March 10, 2004             Glenn R. Simmons, March 10, 2004
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                        /s/ Bobby D. O'Brien
--------------------------------------      ------------------------------------
Norman S. Edelcup, March 10, 2004           Bobby D. O'Brien, March 10, 2004
(Director)                                  (Vice President, Chief Financial
                                            Officer and Treasurer, Principal
                                            Financial Officer)


/s/ W. Hayden McIlroy                       /s/ Gregory M. Swalwell
--------------------------------------      ------------------------------------
W. Hayden McIlroy, March 10, 2004           Gregory M. Swalwell, March 10, 2004
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. March 10, 2004
(Director)

Annual Report on Form 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                Page

  Report of Independent Auditors                                    F-2

  Consolidated Balance Sheets - December 31, 2002 and 2003          F-3

  Consolidated Statements of Income -
   Years ended December 31, 2001, 2002 and 2003                     F-5

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2001, 2002 and 2003                     F-7

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2001, 2002 and 2003                     F-8

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2001, 2002 and 2003                     F-9

  Notes to Consolidated Financial Statements                        F-12


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant        S-2

  Schedule II - Valuation and Qualifying Accounts                   S-10


  Schedules III and IV are omitted because they are not applicable.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of Valhi, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Valhi, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002, and the Company adopted SFAS No. 143 on January 1, 2003.



                                                     PricewaterhouseCoopers LLP

Dallas, Texas
March 8, 2004

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2003

                      (In thousands, except per share data)


              ASSETS
                                                                                     2002               2003
                                                                                     ----               ----

Current assets:
  Cash and cash equivalents                                                         $   94,679          $  103,394
  Restricted cash equivalents                                                           52,489              19,348
  Marketable securities                                                                  9,717               6,147
  Accounts and other receivables                                                       170,623             189,091
  Refundable income taxes                                                                3,161              37,712
  Receivable from affiliates                                                             3,947                 317
  Inventories                                                                          239,533             293,113
  Prepaid expenses                                                                      15,867              10,635
  Deferred income taxes                                                                 14,114              14,435
                                                                                    ----------          ----------

      Total current assets                                                             604,130             674,192
                                                                                    ----------          ----------

Other assets:
  Marketable securities                                                                179,582             176,941
  Investment in affiliates                                                             155,549             161,818
  Receivable from affiliate                                                             18,000              14,000
  Loans and other receivables                                                          111,255             116,566
  Prepaid pension costs                                                                 17,572                   -
  Unrecognized net pension obligations                                                   5,561              13,747
  Goodwill                                                                             364,994             377,591
  Other intangible assets                                                                4,413               3,805
  Deferred income taxes                                                                  1,934               7,033
  Other assets                                                                          31,120              27,177
                                                                                    ----------          ----------

      Total other assets                                                               889,980             898,678
                                                                                    ----------          ----------

Property and equipment:
  Land                                                                                  31,725              35,557
  Buildings                                                                            180,311             217,744
  Equipment                                                                            677,268             805,081
  Mining properties                                                                     35,440              34,330
  Construction in progress                                                              12,605              11,297
                                                                                    ----------          ----------
                                                                                       937,349           1,104,009
  Less accumulated depreciation                                                        356,678             465,851
                                                                                    ----------          ----------

      Net property and equipment                                                       580,671             638,158
                                                                                    ----------          ----------

                                                                                    $2,074,781          $2,211,028
                                                                                    ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2003

                      (In thousands, except per share data)



   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2002               2003
                                                                                     ----               ----

Current liabilities:
  Current maturities of long-term debt                                             $    4,127          $    5,392
  Accounts payable                                                                    108,970             118,781
  Accrued liabilities                                                                 149,466             130,091
  Payable to affiliates                                                                20,122              21,454
  Income taxes                                                                          8,344              13,105
  Deferred income taxes                                                                 3,627               3,941
                                                                                   ----------          ----------

      Total current liabilities                                                       294,656             292,764
                                                                                   ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                      605,740             632,533
  Accrued pension costs                                                                54,930              90,517
  Accrued OPEB costs                                                                   45,474              37,410
  Accrued environmental costs                                                          43,670              61,725
  Deferred income taxes                                                               255,735             301,648
  Other                                                                                38,974              34,908
                                                                                   ----------          ----------

      Total noncurrent liabilities                                                  1,044,523           1,158,741
                                                                                   ----------          ----------

Minority interest                                                                     120,846              99,789
                                                                                   ----------          ----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized; none issued                                                                  -               -
  Common stock, $.01 par value; 150,000 shares
   authorized; 126,161 and 134,027 shares issued                                        1,262               1,340
  Additional paid-in capital                                                           47,657              99,048
  Retained earnings                                                                   629,773             639,463
  Accumulated other comprehensive income:
    Marketable securities                                                              84,264              85,124
    Currency translation                                                              (35,590)             (3,573)
    Pension liabilities                                                               (36,961)            (59,154)
  Treasury stock, at cost - 10,570 and 13,841 shares                                  (75,649)           (102,514)
                                                                                   ----------          ----------

      Total stockholders' equity                                                      614,756             659,734
                                                                                   ----------          ----------

                                                                                   $2,074,781          $2,211,028
                                                                                   ==========          ==========


Commitments and contingencies (Notes 5, 8, 10, 15, 17 and 18)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)


                                                                    2001                2002              2003
                                                                    ----                ----              ----

Revenues and other income:
  Net sales                                                        $1,059,470         $1,079,716          $1,219,762
  Other, net                                                          154,000             60,288              39,934
                                                                   ----------         ----------          ----------

                                                                    1,213,470          1,140,004           1,259,696
                                                                   ----------         ----------          ----------

Cost and expenses:
  Cost of sales                                                       774,979            857,435             935,624
  Selling, general and administrative                                 195,166            191,352             229,747
  Interest                                                             62,285             60,157              58,526
                                                                   ----------         ----------          ----------

                                                                    1,032,430          1,108,944           1,223,897
                                                                   ----------         ----------          ----------

                                                                      181,040             31,060              35,799
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")                                (9,161)           (32,873)              1,910
  Other                                                                   580                566                 771
                                                                   ----------         ----------          ----------

    Income (loss) before taxes                                        172,459             (1,247)             38,480

Provision for income taxes (benefit)                                   53,179             (6,126)            (11,086)

Minority interest in after-tax earnings                                26,082              3,642              10,666
                                                                   ----------         ----------          ----------

    Income before cumulative effect on
     change in accounting principle                                    93,198              1,237              38,900

Cumulative effect of change in accounting
 principle                                                               -                  -                    586
                                                                   ----------         ----------          ----------

    Net income                                                     $   93,198         $    1,237          $   39,486
                                                                   ==========         ==========          ==========


Pro forma income before cumulative effect
 of change in accounting principle*                                $   93,399         $    1,289          $   38,900
                                                                   ==========         ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2002 and 2003

                      (In thousands, except per share data)


                                                                    2001                2002              2003
                                                                    ----                ----              ----

Basic earnings per share:
  Before cumulative effect of change in
   accounting principle                                         $    .81            $    .01            $    .32
  Cumulative effect of change in
   accounting principle                                             -                   -                    .01
                                                                --------            --------            --------

    Net income                                                  $    .81            $    .01            $    .33
                                                                ========            ========            ========

Diluted earnings per share:
  Before cumulative effect of change in
   accounting principle                                         $    .80            $    .01            $    .32
  Cumulative effect of change in
   accounting principle                                             -                   -                    .01
                                                                --------            --------            --------

    Net income                                                  $    .80            $    .01            $    .33
                                                                ========            ========            ========

Pro forma income before cumulative effect of change in accounting principle per share:*
  Basic                                                         $    .81            $    .01            $    .32
  Diluted                                                            .80                 .01            $    .32

Cash dividends per share                                        $    .24            $    .24            $    .24


Shares used in the calculation of per share amounts:
  Basic earnings per share                                       115,193             115,419             119,696
  Diluted impact of stock options                                    920                 416                 213
                                                                --------            --------            --------

  Diluted earnings per share                                     116,113             115,835             119,909
                                                                ========            ========            ========














*Assumes SFAS No. 143 had been adopted as of January 1, 2001.  See Note 19.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)



                                                                              2001           2002            2003
                                                                              ----           ----            ----

Net income                                                                    $ 93,198        $  1,237       $ 39,486
                                                                              --------        --------       --------

Other comprehensive income (loss), net of tax: Marketable securities adjustment:
    Unrealized net gains (losses) arising during
     the year                                                                   (7,673)          1,779            860
    Reclassification for realized net gains
     included in net income                                                    (38,253)         (4,169)          -
                                                                              --------        --------       -----
                                                                               (45,926)         (2,390)           860

  Currency translation adjustment                                              (18,593)         43,814         32,017

  Pension liabilities adjustment                                                (7,404)        (25,040)       (22,193)
                                                                              --------        --------       --------

    Total other comprehensive income (loss), net                               (71,923)         16,384         10,684
                                                                              --------        --------       --------

      Comprehensive income                                                    $ 21,275        $ 17,621       $ 50,170
                                                                              ========        ========       ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                    Accumulated other comprehensive income
                                           Additional                ------------------------------------                 Total
                                   Common   paid-in      Retained    Marketable    Currency     Pension    Treasury   stockholders'
                                    stock   capital      earnings    securities   translation liabilities    stock        equity
                                   -------  -------      --------    ----------   ----------- -----------  ---------    --------

Balance at December 31, 2000 ...   $1,257   $ 44,345    $ 591,030    $ 132,580    $(60,811)   $ (4,517)   $ (75,649)   $ 628,235

Net income .....................     --         --         93,198         --          --          --           --         93,198
Cash dividends .................     --         --        (27,820)        --          --          --           --        (27,820)
Other comprehensive income
 (loss), net ...................     --         --           --        (45,926)    (18,593)     (7,404)        --        (71,923)
Other, net .....................        1        637         --           --          --          --           --            638
                                   ------   --------    ---------    ---------    --------    --------    ---------    ---------

Balance at December 31, 2001 ...    1,258     44,982      656,408       86,654     (79,404)    (11,921)     (75,649)     622,328

Net income .....................     --         --          1,237         --          --          --           --          1,237
Cash dividends .................     --         --        (27,872)        --          --          --           --        (27,872)
Other comprehensive income
 (loss), net ...................     --         --           --         (2,390)     43,814     (25,040)        --         16,384
Other, net .....................        4      2,675         --           --          --          --           --          2,679
                                   ------   --------    ---------    ---------    --------    --------    ---------    ---------

Balance at December 31, 2002 ...    1,262     47,657      629,773       84,264     (35,590)    (36,961)     (75,649)     614,756

Net income .....................     --         --         39,486         --          --          --           --         39,486
Cash dividends .................     --         --        (29,796)        --          --          --           --        (29,796)
Other comprehensive income
 (loss), net ...................     --         --           --            860      32,017     (22,193)        --         10,684
Merger transactions - Valhi
 shares issued to acquire
 Tremont shares attributable to:
  Tremont minority interest ....       48     50,926         --           --          --          --           --         50,974
  NL's holdings on Tremont .....       30     19,219         --           --          --          --        (19,249)        --
Adjust treasury stock for Valhi
 shares held by NL .............     --         --           --           --          --          --         (7,616)      (7,616)
Income taxes related to
 Kronos distribution ...........     --      (19,019)        --           --          --          --           --        (19,019)
Other, net .....................     --          265         --           --          --          --           --            265
                                   ------   --------    ---------    ---------    --------    --------    ---------    ---------

Balance at December 31, 2003 ...   $1,340   $ 99,048    $ 639,463    $  85,124    $ (3,573)   $(59,154)   $(102,514)   $ 659,734
                                   ======   ========    =========    =========    ========    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                           2001           2002            2003
                                                                           ----           ----            ----

Cash flows from operating activities:
  Net income                                                                $ 93,198       $  1,237       $ 39,486
  Depreciation and amortization                                               74,493         61,776         72,969
  Legal settlements, net                                                     (10,307)             -           -
  Securities transaction gains, net                                          (47,009)        (6,413)          (487)
  Proceeds from disposal of marketable
   securities (trading)                                                            -         18,136             50
  Loss (gain) on disposal of property and
   equipment                                                                  (1,375)           261         (9,845)
  Insurance gain                                                             (16,190)             -              -
  Noncash:
    Interest expense                                                           5,601          3,911          2,366
    Defined benefit pension expense                                           (3,651)        (2,324)        (5,478)
    Other postretirement benefit expense                                        (385)        (4,692)        (4,078)
  Deferred income taxes                                                        7,718         (9,652)        29,549
  Minority interest                                                           26,082          3,642         10,666
  Equity in:
    TIMET                                                                      9,161         32,873         (1,910)
    Other                                                                       (580)          (566)          (771)
  Cumulative effect of change in accounting
   principle                                                                       -              -           (586)
  Distributions from:
    Manufacturing joint venture                                               11,313          7,950            875
    Other                                                                      1,300            361          1,205
  Other, net                                                                     898         (2,228)        (1,195)
  Change in assets and liabilities:
    Accounts and other receivables                                             8,464          2,395          3,795
    Inventories                                                              (28,623)        45,301        (20,938)
    Accounts payable and accrued liabilities                                  30,065        (35,615)        (8,948)
    Income taxes                                                               3,439           (475)       (26,646)
    Accounts with affiliates                                                   4,025         (4,199)         2,293
    Other noncurrent assets                                                   (1,750)         4,149         (1,812)
    Other noncurrent liabilities                                              (4,129)        (5,187)        21,115
    Other, net                                                                (3,109)        (3,818)         6,871
                                                                            --------       --------       --------

      Net cash provided by operating activities                              158,649        106,829        108,546
                                                                            --------       --------       --------

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                       2001              2002              2003
                                                                       ----              ----              ----

Cash flows from investing activities:
  Capital expenditures                                                 $(70,821)         $ (45,995)       $ (45,331)
  Purchases of:
    Kronos common stock                                                       -               -              (6,428)
    TIMET common stock                                                        -               (534)            (976)
    TIMET debt securities                                                     -                  -             (238)
    NL common stock                                                     (15,502)           (21,254)            -
    Business unit                                                             -             (9,149)            -
    Tremont common stock                                                   (198)                 -             -
    CompX common stock                                                   (2,650)                 -             -
  Proceeds from disposal of:
    Property and equipment                                               11,032              2,957           13,472
    Marketable securities (available-for-sale)                           16,802                  -             -
  Change in restricted cash equivalents, net                              8,022              2,539             (248)
  Loans to affiliates
    Loans                                                               (20,000)                 -             -
    Collections                                                               -              2,000            4,000
  Property damaged by fire:
    Insurance proceeds                                                   23,361                  -                -
    Other, net                                                           (3,205)                 -                -
  Other, net                                                               (635)             2,294            1,984
                                                                       --------          ---------        ---------

    Net cash used by investing activities                               (53,794)           (67,142)         (33,765)
                                                                      ---------          ---------        ---------

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                           51,356            364,068           27,106
    Principal payments                                                 (102,014)          (390,761)         (59,782)
    Deferred financing costs paid                                             -            (10,706)            (426)
  Loans from affiliates:
    Loans                                                                81,905             13,421           16,354
    Repayments                                                          (78,731)           (26,825)         (20,193)
  Valhi dividends paid                                                  (27,820)           (27,872)         (29,796)
  Distributions to minority interest                                    (10,496)           (27,846)          (6,509)
  Other, net                                                              1,347              3,254            2,002
                                                                      ---------          ---------        ---------

    Net cash used by financing activities                               (84,453)          (103,267)         (71,244)
                                                                      ---------          ---------        ---------


Net increase (decrease)                                               $  20,402          $ (63,580)        $  3,537
                                                                      =========          =========         ========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                     2001             2002              2003
                                                                     ----             ----              ----

Cash and cash equivalents - net change from:
  Operating, investing and financing
   activities                                                        $ 20,402          $(63,580)        $  3,537
  Currency translation                                                 (1,006)            3,650            5,178
  Business unit acquired                                                 -                  196             -
                                                                     --------          --------         -----
                                                                       19,396           (59,734)           8,715

  Balance at beginning of year                                        135,017           154,413           94,679
                                                                     --------          --------         --------

  Balance at end of year                                             $154,413          $ 94,679         $103,394
                                                                     ========          ========         ========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                               $ 57,775          $ 61,016         $ 53,990
  Income taxes, net                                                    36,556            14,734           (4,237)

  Business unit acquired - net assets consolidated:
    Cash and cash equivalents                                           $   -          $    196         $   -
    Restricted cash equivalents                                             -             2,685                -
    Goodwill and other intangible assets                                    -             9,007                -
    Other non-cash assets                                                   -             1,259                -
    Liabilities                                                          -               (3,998)            -
                                                                     --------          --------         -----

    Cash paid                                                        $   -             $  9,149         $   -
                                                                     ========          ========         =====

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. At December 31, 2003, Contran held, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee. Mr. Simmons, the Chairman of the Board of Valhi and Contran, may be deemed to control such companies. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     Net sales. Sales are recorded when products are shipped and title and other risks and rewards of ownership have passed to the customer, or when services are performed. Shipping terms of products shipped in both the Company's chemicals and components products segments are generally FOB shipping point, although in some instances shipping terms are FOB destination point (for which sales are not recognized until the product is received by the customer). Amounts charged to customers for shipping and handling are included in net sales. Sales are stated net of price, early payment and distributor discounts and volume rebates.

     Inventories and cost of sales. Inventories are stated at the lower of cost or market, net of allowance for obsolete and slow-moving inventories. Inventory costs are generally based on average cost or the first-in, first-out method. Cost of sales includes costs for materials, packing and finishing, utilities, salary and benefits, maintenance and depreciation.

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of the Company's chemicals segment were approximately $49 million in 2001, $51 million in 2002 and $63 million in 2003. Shipping and handling costs of the Company's component products and waste management segments are not material. Advertising costs, expensed as incurred, were approximately $2.0 million in each of 2001, 2002 and 2003. Research and development costs, expensed as incurred, were approximately $7 million in each of 2001, 2002 and 2003.

     Cash and cash equivalents. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

     Restricted cash equivalents and marketable debt securities. Restricted cash equivalents and debt securities, invested primarily in U.S. government securities and money market funds that invest in U.S. government securities, include amounts restricted pursuant to outstanding letters of credit ($10 million and $5 million at December 31, 2002 and 2003, respectively), and at December 31, 2003 also includes $24 million held by special purpose trusts (2002
- $59 million) formed by NL Industries, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. See Notes 5, 8 and 12.

     Marketable securities; securities transactions. Marketable debt and equity securities are carried at fair value based upon quoted market prices or as otherwise disclosed. Unrealized and realized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Realized gains and losses are based upon the specific identification of the securities sold.

     Accounts receivable. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.

     Investment in affiliates and joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. See Note 7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $46 million credit at December 31, 2003, related principally to the Company's investment in TIMET and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Through December 31, 2001, goodwill was amortized by the straight-line method over not more than 40 years. Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill was no longer subject to periodic amortization. Other intangible assets have been, and continues to be upon adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over their estimated lives. Goodwill and other intangible assets are stated net of accumulated amortization. See Notes 9 and 19.

     Through December 31, 2001, when events or changes in circumstances indicated that goodwill or other intangible assets may have been impaired, an evaluation was performed to determine if an impairment existed. Such events or circumstances included, among other things, (i) a prolonged period of time during which the Company's net carrying value of its investment in subsidiaries whose common stocks are publicly-traded was greater than quoted market prices for such stocks and (ii) significant current and prior periods or current and projected periods with operating losses related to the applicable business unit. All relevant factors were considered in determining whether an impairment existed. If an impairment was determined to exist, goodwill and, if appropriate, the underlying long-lived assets associated with the goodwill, were written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. Effective January 1, 2002, the Company commenced assessing impairment of goodwill and other intangible assets in accordance with SFAS No. 142. See Note 19.

     Property and equipment; depreciation expense. Property and equipment are stated at cost. The Company has a governmental concession with an unlimited term to operate an ilmenite mine in Norway. Mining properties consist of buildings and equipment used in the Company's Norwegian ilmenite mining operations. The Company does not own the ilmenite reserves associated with the mine. Depreciation of property and equipment for financial reporting purposes (including mining properties) is computed principally by the straight-line method over the estimated useful lives of ten to 40 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes, as permitted. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income currently.

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs certain planned major maintenance activities during the year, primarily with respect to the chemicals segment. Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold. At December 31, 2003, accrued repair and maintenance costs, included in other current liabilities, was $6 million (2002 - $4 million).

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2001, 2002 or 2003.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Through December 31, 2001, if the asset being tested for impairment was acquired in a business combination accounted for by the purchase method, any goodwill which arose out of that business combination was also considered in the impairment test if the goodwill related specifically to the acquired asset and not to other aspects of the acquired business, such as the customer base or product lines. Effective January 1, 2002, the Company commenced assessing impairment of goodwill in accordance with SFAS No. 142, and the Company commenced assessing impairment of other long-lived assets (such as property and equipment and mining properties) in accordance with SFAS No. 144. See Note 19.

     Long-term debt. Amortization of deferred financing costs, included in interest expense, is computed by the interest method over the term of the applicable issue.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999. See Note 21.

     Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.

     NL and Kronos are members of the Contran Tax Group. CompX is a separate U.S. taxpayer and is not a member of the Contran Tax Group. Tremont LLC, Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for income tax purposes.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed permanently reinvested aggregated $347 million at December 31, 2003 (2002
- $306 million). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2002 and 2003, no receivables for recoveries have been recognized.

     Closure and post closure costs. Through December 31, 2002, the Company provided for the estimated closure and post-closure monitoring costs for its waste disposal site over the operating life of the facility as airspace was consumed. Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and commenced accounting for such costs in accordance with SFAS No. 143. See Note 19. Refundable insurance deposits (see Note 8) collateralize certain of the Company's closure and post-closure obligations and will be refunded to the Company when the related policy terminates or expires if the insurance company suffers no losses under the policy.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 297,000 in 2001, 184,000 in 2002 and 410,000 in 2003.

     Stock options. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. During the fourth quarter of 2002, following the cash settlement of certain stock options held by employees of NL, NL commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was approximately $2.1 million in 2001, $3.3 million in 2002 and $1.9 million in 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2001, 2002 and 2003 if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                 Years ended December 31,
                                                                           2001            2002            2003
                                                                           ----            ----            ----
                                                                                   (In millions, except
                                                                                    per share amounts)

Net income as reported                                                      $93.2          $ 1.2           $39.5

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                                .8            1.7              .9
  Stock-based employee compensation expense
   determined under SFAS No. 123                                             (3.9)          (2.6)           (1.4)
                                                                            -----          -----           -----

Pro forma net income                                                        $90.1          $  .3           $39.0
                                                                            =====          =====           =====

Basic earnings per share:
  As reported                                                               $ .81          $ .01           $ .32
  Pro forma                                                                   .78            -               .32

Diluted earnings per share:
  As reported                                                               $ .80          $ .01           $ .32
  Pro forma                                                                   .77            -               .32

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 16.

Note 2 - Business and geographic segments:

                                                           % owned by Valhi at
 Business segment                 Entity                    December 31, 2003

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    69%
  Waste management      Waste Control Specialists LLC               90%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 32% held directly by Valhi, 51% held directly by NL Industries, Inc., a majority-owned subsidiary of Valhi, and 10% owned by Tremont LLC, a wholly-owned subsidiary of Valhi. Valhi owns 63% of NL directly, and Tremont LLC owns an additional 21%. The Company's ownership of TIMET includes 40% owned directly by Tremont LLC and 1% owned directly by Valhi. See Note 3.

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

     The Company's reportable operating segments are comprised of the chemicals business conducted by Kronos, the component products business conducted by CompX and the waste management business conducted by Waste Control Specialists.

     Kronos manufactures and sells titanium dioxide pigments ("TiO2"). TiO2 is used to impart whiteness, brightness and opacity to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Kronos has production facilities located throughout North America and Europe. Kronos also owns a one-half interest in a TiO2 production facility located in Louisiana. See Note 7.

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

     Interest income included in the calculation of segment operating income is not material in 2001, 2002 or 2003. Capital expenditures include additions to property and equipment but exclude amounts paid for business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation and amortization related to each reportable operating segment includes amortization of any goodwill (prior to 2002) and other intangible assets attributable to the segment. Amortization of deferred financing costs is included in interest expense. There are no intersegment sales or any other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2003, approximately 17% of corporate assets were held by NL (2002 - 30%), with substantially all of the remainder held by Valhi.

     For  geographic  information,  net  sales  are  attributed  to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location. At December 31, 2003, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $570 million (2002 - $511 million).

                                                                              Years ended December 31,
                                                                       2001             2002             2003
                                                                       ----             ----             ----
                                                                                    (In millions)
Net sales:
  Chemicals                                                         $  835.1         $  875.2         $1,008.2
  Component products                                                   211.4            196.1            207.5
  Waste management                                                      13.0              8.4              4.1
                                                                    --------         --------         --------

    Total net sales                                                 $1,059.5         $1,079.7          1,219.8
                                                                    ========         ========         ========

Operating income:
  Chemicals                                                         $  143.5         $   84.4         $  122.3
  Component products                                                    13.1              4.5              3.6
  Waste management                                                     (14.4)            (7.0)           (11.5)
                                                                    --------         --------         --------

    Total operating income                                             142.2             81.9            114.4

General corporate items:
  Interest and dividend income                                          38.0             34.3             32.3
  Gain on disposal of fixed assets                                     -                  1.6             10.3
  Legal settlement gains, net                                           31.9              5.2               .8
  Securities transaction gains, net                                     47.0              6.4               .5
  Insurance gain                                                        16.2            -
  Foreign currency transaction gain                                    -                  6.3            -
  Gain on sale/leaseback                                                 2.2            -                -
  General expenses, net                                                (34.1)           (44.5)           (64.0)
Interest expense                                                       (62.3)           (60.2)           (58.5)
                                                                    --------         --------         --------
                                                                       181.1             31.0             35.8
Equity in:
  TIMET                                                                 (9.2)           (32.9)             1.9
  Other                                                                   .6               .6               .8
                                                                    --------         --------         --------

    Income (loss) before income taxes                               $  172.5         $   (1.3)        $   38.5
                                                                    ========         ========         ========

Net sales - point of origin:
  United States                                                     $  380.1         $  387.0         $  409.0
  Germany                                                              398.5            404.3            510.1
  Belgium                                                              126.8            123.8            150.7
  Norway                                                               102.8            111.8            131.5
  Netherlands                                                           33.32            31.2             35.3
  Other Europe                                                          82.3             89.6            110.4
  Canada                                                               231.4            229.2            249.6
  Taiwan                                                                11.7             14.7             13.4
  Eliminations                                                        (307.4)          (311.9)          (390.2)
                                                                    --------         --------         --------

                                                                    $1,059.5         $1,079.7         $1,219.8
                                                                    ========         ========         ========

Net sales - point of destination:
  United States                                                     $  401.8         $  406.5         $  427.7
  Europe                                                               462.4            489.9            605.0
  Canada                                                                82.5             83.0             85.5
  Asia and other                                                       112.8            100.3            101.6
                                                                    --------         --------         --------

                                                                    $1,059.5         $1,079.7         $1,219.8
                                                                    ========         ========         ========

                                                                              Years ended December 31,
                                                                      2001             2002              2003
                                                                      ----             ----              ----
                                                                                   (In millions)
Depreciation and amortization:
  Chemicals                                                        $  54.6           $  44.3          $  54.5
  Component products                                                  14.9              13.0             14.8
  Waste management                                                     3.8               3.0              2.7
  Corporate                                                            1.2               1.5              1.0
                                                                   -------           -------          -------

                                                                   $  74.5           $  61.8          $  73.0
                                                                   =======           =======          =======

Capital expenditures:
  Chemicals                                                        $  53.7           $  32.6          $  35.2
  Component products                                                  13.2              12.7              8.9
  Waste management                                                     3.1                .6              1.1
  Corporate                                                             .8                .1               .1
                                                                   -------           -------          -------

                                                                   $  70.8           $  46.0          $  45.3
                                                                   =======           =======          =======



                                                                                    December 31,
                                                                      2001             2002              2003
                                                                      ----             ----              ----
                                                                                   (In millions)
Total assets:
  Operating segments:
    Chemicals                                                      $1,296.5          $1,346.5         $1,542.2
    Component products                                                224.2             202.1            209.4
    Waste management                                                   31.1              28.5             24.5
  Investment in:
    TIMET common stock                                                 60.3              12.9             20.4
    TIMET debt securities                                              -                 -                  .3
    Other joint ventures                                               12.4              12.6             12.2
  Corporate and eliminations                                          526.2             472.2            402.0
                                                                   --------          --------         --------

                                                                   $2,150.7          $2,074.8         $2,211.0
                                                                   ========          ========         ========

Net property and equipment:
  United States                                                    $   84.0          $   78.2         $   73.0
  Germany                                                             243.1             275.9            319.7
  Canada                                                               83.0              82.1             91.7
  Norway                                                               55.2              68.1             67.4
  Belgium                                                              52.6              60.5             71.1
  Netherlands                                                           7.3              10.0              9.6
  Taiwan                                                                5.5               5.9              5.7
                                                                   --------          --------         --------

                                                                   $  530.7          $  580.7         $  638.2
                                                                   ========          ========         ========

Note 3 -  Business combinations and related transactions:

     General. NL (NYSE: NL), Kronos (NYSE: KRO), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

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

     NL Industries, Inc. At the beginning of 2001, Valhi held 60% of NL's outstanding common stock, and Tremont held an additional 20% of NL. During 2001 and 2002, NL purchased shares of its own common stock in market and private transactions for an aggregate of $36.8 million, thereby increasing Valhi's and Tremont's ownership of NL to 63% and 21% at December 31, 2003, respectively. See
Note 17. The Company accounted for such increases in its interest in NL by the purchase method (step acquisitions).

     In January 2002, NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. See Note 17.

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. Subsequently in December 2003, Valhi purchased additional shares of Kronos common stock by market transactions for an aggregate of $6.4 million. The Company accounted for such increases in its interest in Kronos by the purchase method (step acquisition).

     Valhi, Tremont and NL are members of the Contran Tax Group. NL is a party to a tax sharing agreement with Valhi pursuant to which NL generally computes its provision for income taxes on a separate-company basis, and NL makes payments to or receives payments from Valhi in amounts that it would have paid to or received from the U.S. Internal Revenue Service had NL not been a member of the Contran Tax Group. Prior to NL's completion of the distribution of 48.8% of the outstanding shares of common stock of Kronos, Kronos and its qualifying subsidiaries were members of NL's tax group. Following completion of the distribution, Kronos and its qualifying subsidiaries are no longer members of NL's tax group, but Kronos and its qualifying subsidiaries will remain members of the Contran Tax Group. NL's distribution of 48.8% of the outstanding shares of common stock of Kronos is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed ($17.25 per share, equal to the closing market price of Kronos' common stock on December 8, 2003, the date the distribution was completed) and NL's adjusted tax basis in such stock at the date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (20.2 million shares in the aggregate), effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability was approximately $22.5 million. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is approximately $19.0 million and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     CompX International Inc. At the beginning of 2001, the Company held 68% of CompX's common stock. During 2001, CompX purchased shares of its own common stock in market transactions for an aggregate of $2.6 million, thereby increasing the Company's ownership interest of CompX to 69% at December 31, 2003. The Company accounted for such increase in its interest in CompX by the purchase method (step acquisition).

     Tremont Corporation, Tremont Group, Inc. and Tremont LLC. At the beginning of 2001, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company which owned 80% of Tremont Corporation. During 2001, Valhi purchased a nominal number of additional Tremont Corporation common shares for $198,000. The Company accounted for such increase in its interest in Tremont by the purchase method (step acquisition).

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

     For financial reporting purposes, the Tremont shares previously held by NL (either directly or indirectly through NL's ownership interest in Tremont Group) were already considered as part of the Valhi consolidated group's ownership of Tremont to the extent of Valhi's ownership interest in NL. Therefore, that portion of such Tremont shares was not considered as held by the Tremont minority stockholders. As a result, the Valhi shares issued to NL in the merger transactions described above were deemed to have been issued in exchange for the Tremont shares held by the Tremont minority interest only to the extent that Valhi did not have an ownership interest in NL. At December 31, 2003, NL and its subsidiaries owned an aggregate of 4.7 million shares of Valhi common stock, including 3.5 million shares received by NL in the merger transactions described above and 1.2 million shares previously acquired by NL. As discussed in Note 14, the amount shown as treasury stock in the Company's consolidated balance sheet for financial reporting purposes includes the Company's proportional interest in the shares of Valhi common stock held by NL. Accordingly, a portion of the 3.5 million shares of Valhi common stock issued to NL in the merger transactions were reported as treasury stock, and were not deemed to have been issued in exchange for Tremont shares held by the minority interest, since they represent shares issued to "acquire" the portion of the Tremont shares already held directly or indirectly by NL that were considered as part of the Valhi consolidated group's ownership of Tremont.

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

                                                                                       Valhi
                                                                                      shares               Assigned
                                                                                      issued                 value
                                                                                    ----------            --------
                                                                                                        (In millions)

Net Valhi shares issued                                                         4,859,346                 $51.0
                                                                                =========

Plus cash fees and expenses                                                                                 0.9
                                                                                                          -----

    Total purchase price                                                                                  $51.9
                                                                                                          =====

     The purchase price has been allocated based upon a preliminary estimate of the fair value of the net assets acquired as follows:

                                                                                                           Amount
                                                                                                        (In millions)

Book value of historical minority interest in Tremont's net
 assets acquired                                                                                             $28.7

Remaining purchase price allocation:
  Increase property and equipment to fair value                                                                4.0
  Reduce Tremont's accrued OPEB costs to accumulated benefit
   obligations                                                                                                 4.4
  Adjust deferred income taxes                                                                                 8.9
  Goodwill                                                                                                     5.9
                                                                                                             -----

    Purchase price                                                                                           $51.9
                                                                                                             =====

     The adjustments to increase the carrying value of property and equipment and mining properties relate to such assets of NL, and gives recognition to the effect that Valhi's acquisition of the minority interest in Tremont results in an increase in Valhi's effective ownership of NL due to Tremont's ownership of NL. The reduction in Tremont's accrued OPEB costs to an amount equal to the accumulated benefit obligations eliminates the unrecognized prior service credit and the unrecognized actuarial gains. The adjustment to deferred income taxes includes (i) the deferred income tax effect of the estimated purchase price allocated to property and equipment and accrued OPEB costs and (ii) the effect of adjusting the deferred income taxes separately-recognized by Tremont (principally an elimination of a deferred income tax asset valuation allowance separately-recognized by Tremont which Valhi does not believe is required to be recognized at the Valhi level under the "more-likely-than-not" recognition criteria).

     Assuming the merger transactions had been completed as of January 1, 2002, the Company would have reported a net loss of $3.5 million, or $.03 per diluted share, in 2002. Such pro forma effect on the Company's reported net income in 2003 was not material.

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At December 31, 2003, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis in such shares of $44.8 million).

     TIMET. At the beginning of 2001, the Company owned 39% of TIMET. During 2002 and 2003, the Company purchased additional shares of TIMET common stock in market transactions for an aggregate of $1.5 million, increasing the Company's ownership of TIMET to 41% as of December 31, 2003. During 2003, the Company also purchased certain convertible debt securities issued by a wholly-owned subsidiary of TIMET. See Note 7.

     Waste Control Specialists LLC. In 1995, Valhi acquired a 50% interest in newly-formed Waste Control Specialists LLC. Valhi contributed $25 million to
Waste Control Specialists at various dates through early 1997 for its 50% interest. Valhi contributed an additional aggregate $50 million to Waste Control Specialists' equity during 1997 through 2000, thereby increasing its membership interest from 50% to 90%. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company. At formation in 1995, the other owner of Waste Control Specialists, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control Specialists also assumed certain indebtedness of the other owner.

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

Note 4 - Accounts and other receivables:

                                                                                            December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)

Accounts receivable                                                                    $174,644         $191,714
Notes receivable                                                                          2,221            2,026
Accrued interest                                                                            114                -
Allowance for doubtful accounts                                                          (6,356)          (4,649)
                                                                                       --------         --------

                                                                                       $170,623         $189,091

Note 5 - Marketable securities:

                                                                                             December 31,
                                                                                         2002            2003
                                                                                         ----            ----
                                                                                            (In thousands)

Current assets:
  Restricted debt securities                                                            $  9,670        $  6,147
  Halliburton Company common stock (trading)                                                  47            -
                                                                                        --------        -----

                                                                                        $  9,717        $  6,147
                                                                                        ========        ========
Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC                                                     $170,000        $170,000
  Restricted debt securities                                                               9,232           6,870
  Other common stocks                                                                        350              71
                                                                                        --------        --------

                                                                                        $179,582        $176,941

     Amalgamated. Prior to 2001, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 2001 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 10.

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

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan (an aggregate of $30.1 million at December 31, 2003) unless the Company and Snake River's third-party lender otherwise mutually agree. Through December 31, 2003, the Company's cumulative distributions from the LLC had not fallen below the specified levels.

     Beginning in 2000, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements among the Company, Snake River and the LLC made in 2000 and 2003, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2003, Snake River and the LLC maintained the minimum required levels of cash flows to the Company.

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

     Other. At December 31, 2002, Valhi held approximately 2,500 shares of Halliburton common stock (aggregate cost of $20,000) with a quoted market price of $18.71 per share, or an aggregate market value of $47,000. During 2003, such Halliburton shares were sold in market transactions for aggregate proceeds of approximately $50,000. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in Note 1, approximates their net carrying value at December 31, 2002 and 2003. The aggregate cost of other noncurrent available-for-sale securities is nominal at December 31, 2002 and 2003. See Note 12.

Note 6 -       Inventories:

                                                                                            December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)

Raw materials:
  Chemicals                                                                            $ 54,077         $ 61,960
  Component products                                                                      6,573            6,170
                                                                                       --------         --------
                                                                                         60,650           68,130
                                                                                       --------         --------

In process products:
  Chemicals                                                                              15,936           19,854
  Component products                                                                     12,602           10,852
                                                                                       --------         --------
                                                                                         28,538           30,706
                                                                                       --------         --------

Finished products:
  Chemicals                                                                             109,978          148,047
  Component products                                                                     12,296            9,166
                                                                                       --------         --------
                                                                                        122,274          157,213
                                                                                       --------         --------

Supplies (primarily chemicals)                                                           28,071           37,064
                                                                                       --------         --------

                                                                                       $239,533         $293,113

Note 7 -       Investment in affiliates:

                                                                                            December 31,
                                                                                         2002            2003
                                                                                         ----            ----
                                                                                            (In thousands)

TIMET:
  Common stock                                                                          $ 12,920        $ 20,357
  Debt securities                                                                           -                265
                                                                                        --------        --------
                                                                                          12,920          20,622

Ti02 manufacturing joint venture                                                         130,009         129,010
Other joint ventures                                                                      12,620          12,186
                                                                                        --------        --------

                                                                                        $155,549        $161,818

     TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and another Ti02 producer are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. KLA and the other Ti02 producer are each required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis, and consequently the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $11.3 million in 2001, $8.0 million in 2002 and $900,000 in 2003 are stated net of contributions of $6.2 million in 2001, $14.2 million in 2002 and $13.1 million in 2003.

     LPC's net sales aggregated $187.4 million, $186.3 million and $202.9 million in 2001, 2002 and 2003, respectively, of which $93.4 million, $92.4 million and $101.3 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

     At December 31, 2003, LPC reported total assets and partners' equity of $284.0 million and $260.8 million, respectively (2002 - $292.5 million and $262.8 million, respectively). Approximately 80% of LPC's assets at December 31, 2002 and 2003 are comprised of property and equipment. LPC's liabilities at December 31, 2002 and 2003 are current. LPC has no indebtedness at December 31, 2002 and 2003.

     TIMET. At December 31, 2003, the Company held 1.3 million shares of TIMET with a quoted market price of $52.51 per share, or an aggregate market value of $68 million (2002 - 1.3 million shares with a quoted market price of $19.10 per share, or an aggregate market value of $24 million). In February 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock. The share and per share disclosures related to TIMET common stock as of December 31, 2002 have been adjusted to give effect to such reverse split. Such reverse stock split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of the reverse split.

     At December 31, 2003,  TIMET  reported  total assets of $567.4  million and stockholders' equity of $157.6 million (2002 - $570.1 million and $159.4 million, respectively). TIMET's total assets at December 31, 2003 include current assets of $276.0 million, property and equipment of $239.2 million and intangible assets of $6.3 million (2002 - $262.7 million, $254.7 million and $8.4 million, respectively). TIMET's total liabilities at December 31, 2003 include current liabilities of $78.5 million, long-term debt and capital leases of $9.8 million, accrued OPEB and pension costs aggregating $77.2 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued the convertible preferred securities) of $207.5 million (2002 - $92.6 million, $16.0 million, $74.5 million and $207.5 million, respectively). During 2003, TIMET reported net sales of $385.3 million, operating income of $5.4 million and a loss before cumulative effect of change in accounting principle of $12.9 million (2002 - net sales of $366.5 million, an operating loss of $20.8 million and a loss before cumulative effect of change in accounting principle of $67.2 million; 2001 - net sales of $486.9 million, operating income of $64.5 million and a net loss of $41.8 million).

     The Company's equity in losses of TIMET in 2002 includes a $15.7 million impairment provision for an other than temporary decline in the value of Tremont's investment in TIMET. In determining the amount of the impairment charge, Tremont considered, among other things, then-recent ranges of TIMET's NYSE market price and estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET.

     During 2003, the Company purchased 14,700 of TIMET's 6.625% convertible preferred securities (with an aggregate liquidation amount of $735,000) for an aggregate cost of $238,000, including expenses. The securities were issued by a wholly-owned subsidiary of TIMET, and have been guaranteed by TIMET. Such securities represent less than 1% of the aggregate 4 million convertible preferred securities that are outstanding. Each share of TIMET's convertible preferred securities is convertible into .1339 shares of TIMET's common stock. TIMET has the right to defer payments of distributions on the convertible preferred securities for up to 20 consecutive quarters, although distributions continue to accrue at the coupon rate during the deferral period on the liquidation amount and any unpaid distributions. In October 2002, TIMET exercised such deferral rights starting with the quarterly distribution payable in December 2002. The convertible preferred securities mature in 2026, and do not require any amortization prior to maturity. TIMET may currently redeem the convertible preferred securities, at its option, for 102.65% of liquidation amount, declining to 100% in December 2006 and thereafter. The convertible preferred securities are accounted for as available-for-sale marketable securities carried at estimated fair value. At December 31, 2003, the quoted market price of the convertible preferred securities was $33.00 per share, the amortized cost basis of the convertible preferred securities approximated their carrying amount, and Contran held an additional 1.6 million shares of such convertible preferred securities.

     Other. At December 31, 2002 and 2003, other joint ventures, held by TRECO LLC, are comprised of (i) a 32% interest in Basic Management, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company, which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell.

     At December 31, 2003, the combined balance sheets of Basic Management and Landwell reflected total assets and partners' equity of $88.0 million and $49.3 million, respectively (2002 - $96.8 million and $53.0 million, respectively). The combined total assets at December 31, 2003 include current assets of $24.1 million, property and equipment of $16.1 million, prepaid costs and expenses of $18.5 million, land and development costs of $19.7 million, long-term notes and other receivables of $5.2 million and investment in undeveloped land and water rights of $4.2 million (2002 - $30.1 million, $16.7 million, $19.5 million, $18.3 million, $9.2 million and $2.5 million, respectively). Combined total liabilities at December 31, 2003 include current liabilities of $16.4 million, long-term debt of $15.9 million and deferred income taxes of $5.7 million (2002
- $23.6 million, $12.6 million and $6.6 million, respectively).

     During 2003, Basic Management and Landwell reported combined revenues of $14.9 million, income before income taxes of $280,000 and net income of $529,000 (2002 - $18.3 million, $4.1 million and $3.3 million, respectively; 2001 - $19.3 million, $575,000 and $761,000, respectively). Landwell is treated for federal income tax purposes as a partnership, and accordingly the combined results of operations of Basic Management and Landwell includes a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.

     The Company has certain transactions with certain of these affiliates, as more fully described in Note 17.

Note 8 - Other noncurrent assets:

                                                                                            December 31,
                                                                                        2002             2003
                                                                                        ----             ----
                                                                                           (In thousands)
Loans and other receivables:
  Snake River Sugar Company:
    Principal                                                                          $ 80,000         $ 80,000
    Interest                                                                             27,910           33,102
  Other                                                                                   5,566            5,490
                                                                                       --------         --------
                                                                                        113,476          118,592
  Less current portion                                                                    2,221            2,026
                                                                                       --------         --------

  Noncurrent portion                                                                   $111,255         $116,566
                                                                                       ========         ========

Other assets:
  Deferred financing costs                                                             $ 10,588         $ 10,569
  Refundable insurance deposits                                                           1,864            1,972
  Waste disposal site operating permits                                                   1,754              982
  Restricted cash equivalents                                                             2,158              488
  Other                                                                                  14,756           13,166
                                                                                       --------         --------

                                                                                       $ 31,120         $ 27,177
                                                                                       ========         ========

     Valhi's loan to Snake River is subordinate to Snake River's third-party senior term loan and bears interest at a fixed rate of 6.49%, with all amounts due no later than 2010. Covenants contained in Snake River's third-party senior term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to its maturity in 2007. The Company does not currently expect to receive any significant debt service payments from Snake River during 2004, and accordingly all accrued and unpaid interest has been classified as a noncurrent asset as of December 31, 2003. Under certain conditions, Valhi will be required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party senior term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged at December 31, 2003, and the Company does not currently expect it will be required to pledge any such amount during 2004.

     In April 2000, the Company amended its loan to Snake River to, among other things, reduce the interest rate from 12.99% to 6.49%. The reduction of interest income resulting from such interest rate reduction will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability. If Snake River and the LLC do not maintain minimum specified levels of cash flow to the Company, the interest rate on the loan to Snake River would revert back to 12.99% retroactive to April 1, 2000. Through December 31, 2003, Snake River and the LLC maintained the minimum required levels of cash flows to the Company. See
Note 5. Snake River has granted to Valhi a lien on substantially all of Snake River's assets to collateralize the $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior term loan with a current scheduled maturity date of April 2007.

Note 9 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill during the past three years is presented in the table below. Substantially all of the goodwill related to the chemicals operating segment was generated from the Company's various step acquisitions of its interest in NL Industries. Substantially all of the goodwill related to the component products operating segment was generated principally from CompX's acquisitions of certain business units completed prior to 2001.

                                                                       Operating segment
                                                                   -----------------------------
                                                                                     Component
                                                                   Chemicals          products            Total
                                                                                   (In millions)

Balance at December 31, 2000                                          $314.0           $45.4             $359.4

Goodwill acquired during the year                                        7.7              -                 7.7
Periodic amortization                                                   (14.5)          (2.4)             (16.9)
Changes in foreign exchange rates                                         -             (1.1)              (1.1)
                                                                         ---           -----             ------

Balance at December 31, 2001                                           307.2            41.9              349.1
Goodwill acquired during the year                                       14.1              -                14.1
Changes in foreign exchange rates                                         -              1.8                1.8
                                                                         ---           -----             ------

Balance at December 31, 2002                                           321.3            43.7              365.0
Goodwill acquired during the year                                       10.0             -                 10.0
Changes in foreign exchange rates                                         -              2.6                2.6
                                                                         ---           -----             ------

Balance at December 31, 2003                                          $331.3           $46.3             $377.6
                                                                      ======           =====             ======

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 19), the goodwill related to the chemicals operating segment was assigned to the reporting unit (as that term is defined in SFAS No. 142) consisting of NL in total, and the goodwill related to the components product operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations.

     Other intangible assets.

                                                                                             December 31,
                                                                                         2002           2003
                                                                                         -----         ------
                                                                                             (In millions)

Patents:
  Cost                                                                                   $3.4          $3.4
  Less accumulated amortization                                                           1.2           1.5
                                                                                         ----          ----

    Net                                                                                   2.2           1.9
                                                                                         ----          ----

Customer list:
  Cost                                                                                    2.6           2.6
  Less accumulated amortization                                                            .4            .7
                                                                                         ----          ----

    Net                                                                                   2.2           1.9
                                                                                         ----          ----

                                                                                         $4.4          $3.8
                                                                                         ====          ====

     The patents intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 3. The patents intangible asset was, and continues to be after adoption of SFAS No. 142 effective January 1, 2002, amortized by the straight-line method over the lives of the patents (approximately 10 years remaining at December 31, 2003), with no assumed residual value at the end of the life of the patents. The customer list intangible asset is amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 5 years remaining at December 31, 2003), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $229,000 in 2001, $612,000 in 2002 and $605,000 in 2003, and amortization expense of intangible assets is expected to be approximately $620,000 in each of calendar 2004 through 2008.

Note 10 - Long-term debt:

                                                                                              December 31,
                                                                                         2002              2003
                                                                                         ----              ----
                                                                                             (In thousands)

Valhi:
  Snake River Sugar Company                                                             $250,000         $250,000
  Bank credit facility                                                                      -               5,000
                                                                                        --------         --------

                                                                                         250,000          255,000
                                                                                        --------         --------

Subsidiaries:
  Kronos Worldwide:
    Senior Secured Notes                                                                 296,942          356,136
    European bank credit facility                                                         27,077                -
  CompX bank credit facility                                                              31,000           26,000
  Valcor Senior Notes                                                                      2,431                -
  Other                                                                                    2,417              789
                                                                                        --------         --------

                                                                                         359,867          382,925
                                                                                        --------         --------

                                                                                         609,867          637,925

Less current maturities                                                                    4,127            5,392
                                                                                        --------         --------

                                                                                        $605,740         $632,533

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

     At December 31, 2003, Valhi has an $85 million revolving bank credit facility which matures in October 2004, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock and 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL and Kronos common stock pledged as collateral. Based on NL's and Kronos' December 31, 2003 quoted market price of $11.70 and $22.20 per share, respectively, the shares of NL and Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2003, Valhi would only have become limited to borrowing less than the full $85 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the aggregate market value of the shares of NL and Kronos pledged was $428 million lower. At December 31, 2003, letters of credit aggregating $1.1 million had been issued, and $78.9 million was available for borrowing.

     Kronos and its subsidiaries. In June 2002, Kronos International ("KII"), which conducts Kronos' TiO2 operations in Europe, issued euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009. The KII Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Senior Secured Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2002 and 2003, the quoted market price of the KII Senior Notes was euro 1,010 and euro 1,000, respectively, per euro 1,000 principal amount.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a euro 80 million secured revolving bank credit facility that matures in June 2005. Borrowings may be denominated in euros, Norwegian kroner or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The KII bank credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The KII bank credit facility contains certain restrictive covenants which, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 2003, no amounts were outstanding and the equivalent of $97.5 million was available for additional borrowing by the subsidiaries. In January and February 2004, the equivalent of a net of $50 million was borrowed under the facility.

     In September 2002, certain of Kronos' U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2003) that matures in September 2005. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2003, $39 million was available for borrowing under the facility.

     Under the cross-default provisions of the KII Senior Secured Notes, the Notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of KII's European revolving credit facility, any outstanding borrowings under such facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). In the event the cross-default provisions of either the Senior Secured Notes or the European revolving credit facility become applicable, and such indebtedness is accelerated, KII would be required to repay such indebtedness prior to their stated maturity.

     In January 2004, Kronos' Canadian subsidiary entered into a new Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers.

     In 2002, NL redeemed $194 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand ($25 million) and a portion of the net proceeds from the issuance of the KII Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date for the $169 million of NL Senior Notes redeemed using a portion of the net proceeds from the issuance of the KII Senior Notes. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense.

     CompX. At December 31, 2003, CompX has a $47.5 million secured revolving bank credit facility maturing in January 2006 with interest at rates based upon the prime rate or LIBOR (3.2% at December 2003). The facility is collateralized by substantially all of CompX's U.S. tangible assets as well as a pledge of at least 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2003, $21.5 million was available to CompX for additional borrowing under the terms of the facility.

     Other indebtedness. At December 31, 2002, the quoted market price of Valcor's unsecured 9 5/8% Senior Notes due November 2003 was $1,003 per $1,000 principal amount. Such Valcor Notes were redeemed by Valcor in February 2003 at par value.

     Aggregate maturities of long-term debt at December 31, 2003:

Years ending December 31,                                                                           Amount
                                                                                                (In thousands)

  2004                                                                                               $  5,392
  2005                                                                                                    190
  2006                                                                                                 26,183
  2007                                                                                                     25
  2008                                                                                                    -
  2009 and thereafter                                                                                 606,135
                                                                                                     --------

                                                                                                     $637,925

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2003, the restricted net assets of consolidated subsidiaries approximated $104 million.

     At December 31, 2003, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $.06 per Valhi share outstanding per quarter, plus an additional $20 million.

Note 11 - Accrued liabilities:

                                                                                              December 31,
                                                                                         2002              2003
                                                                                         ----              ----
                                                                                             (In thousands)
Current:
  Employee benefits                                                                     $ 43,534          $ 48,827
  Environmental costs                                                                     57,496            24,956
  Deferred income                                                                          6,018             4,699
  Interest                                                                                   317               383
  Other                                                                                   42,101            51,226
                                                                                        --------          --------

                                                                                        $149,466          $130,091
                                                                                        ========          ========

Noncurrent:
  Insurance claims and expenses                                                         $ 16,416          $ 13,303
  Employee benefits                                                                       10,409             9,705
  Deferred income                                                                          1,875             1,634
  Asset retirement obligations                                                             1,665             1,670
  Other                                                                                    8,609             8,596
                                                                                        --------          --------

                                                                                        $ 38,974          $ 34,908
                                                                                        ========          ========

     The asset retirement obligations are discussed in Note 19.

Note 12 - Other income, net:

                                                                              Years ended December 31,
                                                                         2001             2002            2003
                                                                         ----             ----            ----
                                                                                   (In thousands)

Securities earnings:
  Dividends and interest                                                $ 38,003          $ 34,344       $ 32,334
  Securities transactions, net                                            47,009             6,413            487
                                                                        --------          --------       --------
                                                                          85,012            40,757         32,821
Legal settlement gains, net                                               31,871             5,225            823
Insurance gain                                                            16,190              -                 -
Business interruption insurance                                            7,222              -                 -
Currency transactions, net                                                 1,824             4,859         (8,409)
Noncompete agreement income                                                4,000             4,000            333
Disposal of property and equipment, net                                    1,375              (261)         9,845
Pension curtailment/settlement gains                                         116               677              -
Other, net                                                                 6,390             5,031          4,521
                                                                        --------          --------       --------

                                                                        $154,000          $ 60,288       $ 39,934
                                                                        ========          ========       ========

     Dividends and interest income in 2001, 2002 and 2003 includes $23.6 million, $23.6 million and $23.7 million, respectively, of dividend distributions received from The Amalgamated Sugar Company LLC. See Note 5. Noncompete agreement income related to NL's agreement not to compete in the specialty chemicals industry and was recognized in income ratably over the five-year noncompete period that ended in January 2003. The pension curtailment and settlement gains are discussed in Note 16.

     Net securities transactions gains in 2002 are comprised of (i) a $3.0 million unrealized gain related to the reclassification of 621,000 shares of Halliburton common stock from available-for-sale to trading securities and (ii) a $3.4 million gain relates to changes in the market value of the Halliburton common stock classified as trading securities. Net securities transactions gains in 2001 are comprised of (i) a $33.1 million realized gain related to exchanges of LYONs (a debt instrument previously issued by Valhi) and the resulting disposition of a portion of the shares of Halliburton common stock for which such LYONs were exchangeable, (ii) a $13.7 million realized gain related to the sale of 390,000 shares of Halliburton common stock in market transactions, (iii) a $14.2 million unrealized gain related to the reclassification of 515,000 Halliburton shares from available-for-sale to trading securities, (iv) an $11.6 million unrealized loss related to changes in market value of the Halliburton shares classified as trading securities and (v) a $2.3 million impairment charge for an other than temporary decline in value of certain marketable securities held by the Company. See Notes 5 and 10.

     In 2001, 2002 and 2003, NL recognized $11.7 million, $5.2 million and $823,000, respectively, of net gains from legal settlements, of which $11.4 million in 2001, and all in 2002 and 2003, relates to settlements with certain of its former insurance carriers. These settlements resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. Proceeds from substantially all of the 2001 settlements, plus the proceeds from similar settlements in 2000, were transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. At December 31, 2002 and 2003, restricted cash equivalents and debt securities include an aggregate of $59 million and $24 million, respectively, held by such special purpose trusts.

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

     Net gains from disposal of property and equipment in 2001 include a $2.2 million gain related to the sale/leaseback of CompX's manufacturing facility in the Netherlands. Pursuant to the sale/leaseback, CompX sold the manufacturing facility with a net carrying value of $8.2 million for $10.0 million cash consideration in December 2001, and CompX simultaneously entered into a leaseback of the facility with a nominal monthly rental for approximately 30 months. CompX has the option to extend the leaseback period for up to an additional two years with monthly rentals of $40,000 to $100,000. CompX may terminate the leaseback at any time without penalty. In addition to the cash received up front, CompX included an estimate of the fair market value of the monthly rental during the nominal-rental leaseback period as part of the sale proceeds. A portion of the gain from the sale of the facility after transaction costs, equal to the present value of the monthly rentals over the expected leaseback period (including the fair market value of the monthly rental during the nominal-rental leaseback period), has been deferred and is being amortized into income over the expected leaseback period. CompX recognizes rental expense over the leaseback period, including amortization of the prepaid rent consisting of the estimated fair market value of the monthly rental during the nominal-rental leaseback period.

     Net gains from the disposal of property and equipment in 2002 includes $1.6 million related to the sale of certain real estate held by Tremont. Net gains from the disposal of property and equipment in 2003 includes $10.3 million related primarily to the sale of certain real property of NL not associated with Kronos' TiO2 operations. Net currency transaction gains in 2002 includes $6.3 million related to the extinguishment of certain intercompany indebtedness of NL.

Note 13 - Minority interest:

                                                                                            December 31,
                                                                                        2002            2003
                                                                                        ----            ----
                                                                                           (In thousands)
Minority interest in net assets:
  NL Industries                                                                         $ 40,880         $31,262
  Kronos Worldwide                                                                             -          11,076
  CompX International                                                                     44,539          48,424
  Tremont Corporation                                                                     26,911               -
  Other subsidiaries of NL                                                                 8,516           9,027
                                                                                        --------         -------

                                                                                        $120,846         $99,789

                                                                                  Years ended December 31,
                                                                             2001            2002           2003
                                                                             ----            ----           ----
                                                                                     (In thousands)
Minority interest in net earnings (losses):
  NL Industries                                                             $23,061        $ 6,331        $ 9,794
  Kronos Worldwide                                                                -              -            246
  Tremont Corporation                                                          (175)        (4,151)          (217)
  CompX International                                                         2,236            198            400
  Other subsidiaries of NL                                                      960          1,264            443
                                                                            -------        -------        -------

                                                                            $26,082        $ 3,642        $10,666
                                                                            =======        =======        =======

     Tremont Corporation. Subsequent to February 2003, following completion of the mergers of Valhi and Tremont discussed in Note 3, the Company no longer reports minority interest in Tremont's net assets or net earnings (losses).

     Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists aggregate inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at December 31, 2003.

     Kronos Worldwide. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following NL's December 2003 distribution of a portion of the shares of Kronos common stock to its shareholders. See Note 3.

     Other subsidiaries of NL. Minority interest in NL's subsidiaries relates principally to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 18.

Note 14 - Stockholders' equity:

                                                                                 Shares of common stock
                                                                     Issued         Treasury        Outstanding
                                                                                   (In thousands)

Balance at December 31, 2000                                           125,730          (10,570)       115,160

Issued                                                                      81             -                81
                                                                       -------          -------        -------

Balance at December 31, 2001                                           125,811          (10,570)       115,241

Issued                                                                     350             -               350
                                                                       -------          -------        -------

Balance at December 31, 2002                                           126,161          (10,570)       115,591

Issued:
  Tremont merger                                                         7,840           (2,981)         4,859
  Other                                                                     26             -                26
Other                                                                     -                (290)          (290)
                                                                       -------          -------        -------

Balance at December 31, 2003                                           134,027          (13,841)       120,186
                                                                       =======          =======        =======


     The shares of Valhi issued in 2003 pursuant to the Tremont merger are discussed in Note 3. Other shares of Valhi common stock issued during 2001, 2002 and 2003 consist of (i) shares issued upon exercise of stock options and (ii) stock awards issued to members of Valhi's board of directors.

     For financial reporting purposes, at December 31, 2003 treasury stock includes the Company's proportional interest in 4.7 million Valhi shares held by NL. However, under Delaware Corporation Law, 100% of a parent company's shares held by a majority-owned subsidiary of the parent is considered to be treasury stock. As a result, Valhi common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

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

     Outstanding options at December 31, 2003 represent less than 1% of Valhi's outstanding shares at that date and expire at various dates through 2013, with a weighted-average remaining term of 4.2 years. At December 31, 2003, options to purchase 951,000 Valhi shares were exercisable at prices ranging from $5.48 to $12.45 per share, or an aggregate amount payable upon exercise of $8 million. All of such exercisable options are exercisable at various dates through 2012 at prices lower than the Company's December 31, 2003 market price of $14.96 per share. At December 31, 2003, options to purchase 90,000 shares are scheduled to become exercisable in 2004, and an aggregate of 4.1 million shares were available for future grants.

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

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                   per share amounts)

Outstanding at December 31, 2000                                      2,682            $4.96-$12.06       $20,561

Granted                                                                   8                   10.50            84
Exercised                                                               (76)            4.96- 12.00          (591)
Canceled                                                               (230)            5.36- 12.00        (1,410)
                                                                     ------            ------------       -------

Outstanding at December 31, 2001                                      2,384             4.96- 12.06       $18,644

Granted                                                                   8                   12.45           100
Exercised                                                              (346)            4.96- 12.00        (2,564)
Canceled                                                               (865)                   6.38        (5,517)
                                                                     ------                   -----       -------

Outstanding at December 31, 2002                                      1,181             4.96- 12.45        10,663

Granted                                                                   8                   10.05            80
Exercised                                                               (20)            9.50- 12.00          (210)
Canceled                                                                (76)            4.96-  6.56          (417)
                                                                     ------            ------------       -------

Outstanding at December 31, 2003                                      1,093            $5.48-$12.45       $10,116
                                                                     ======            ============       =======

     Stock option plans of subsidiaries and affiliates. NL, CompX and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX and TIMET at December 31, 2003 are summarized below.

                                                                                                        Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                               (In thousands, except
                                                                                 per share amounts)

NL Industries                                                       1,140     $  .06-$13.34               $10,512
CompX                                                                 619      10.00- 20.00               $10,684
TIMET                                                                 110      16.60-353.10               $19,715


     Other. The pro forma information included in Note 1, required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995 using the Black-Scholes stock option valuation model. The aggregate fair value of the nominal number of Valhi options granted during 2001, 2002 and 2003 was not material. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share.

Note 15 - Income taxes:

                                                                                 Years ended December 31,
                                                                            2001             2002           2003
                                                                            ----             ----           ----
                                                                                       (In millions)
Components of pre-tax income:
  United States:
    Contran Tax Group                                                     $ 31.5           $(60.2)         $(34.8)
    CompX tax group                                                         (1.0)            (1.9)            6.3
                                                                          ------           ------          ------
                                                                            30.5            (62.1)          (28.5)
  Non-U.S. subsidiaries                                                    142.0             60.8            67.0
                                                                          ------           ------          ------

                                                                          $172.5           $ (1.3)         $ 38.5
                                                                          ======           ======          ======

Expected tax expense (benefit), at U.S.
 federal statutory income tax rate of 35%                                 $ 60.4           $  (.4)         $ 13.5
Non-U.S. tax rates                                                          (5.0)            (7.3)           (1.5)
Incremental U.S. tax and rate differences
 on equity in earnings of non-tax group
 companies                                                                   8.0             (1.5)            2.6
Change in NL's and Tremont's deferred income
 tax valuation allowance, net                                              (20.9)              .4            (7.2)
Refund of prior year German income taxes                                     -                -             (38.0)
Change in Belgian income tax law                                             -               (2.7)            -
U.S. state income taxes, net                                                 2.5             (1.8)            (.6)
No tax benefit for goodwill amortization                                     5.8              -               -
NL tax contingency reserve adjustment, net                                   1.0              2.9            14.7
Nondeductible expenses                                                        .8              3.4             3.7
Nontaxable income                                                           (3.4)             (.1)            -
Other, net                                                                   4.0              1.0             1.7
                                                                          ------           ------          ------

                                                                          $ 53.2           $ (6.1)         $(11.1)
                                                                          ======           ======          ======

Components of income tax expense (benefit):
  Currently payable (refundable):
    U.S. federal and state                                                $ 11.2           $ (9.3)         $ (6.6)
    Non-U.S.                                                                34.3             12.8           (34.0)
                                                                          ------           ------          ------
                                                                            45.5              3.5           (40.6)
                                                                          ------           ------          ------
  Deferred income taxes (benefit):
    U.S. federal and state                                                  21.0             (9.7)             .6
    Non-U.S.                                                               (13.3)              .1            28.9
                                                                          ------           ------          ------
                                                                             7.7             (9.6)           29.5
                                                                          ------           ------          ------

                                                                          $ 53.2           $ (6.1)         $(11.1)
                                                                          ======           ======          ======

Comprehensive provision for income taxes (benefit) allocable to:
  Income before cumulative effect of change
   in accounting principle                                                $ 53.2           $ (6.1)         $(11.1)
  Cumulative effect of change in
   accounting principle                                                      -                -                .3
  Additional paid-in-capital                                                 -                -              22.5
  Other comprehensive income:
    Marketable securities                                                  (24.7)            (1.6)            2.1
    Currency translation                                                    (2.3)             3.9             4.7
    Pension liabilities                                                     (3.9)           (16.4)          (11.5)
                                                                          ------           ------          ------

                                                                          $ 22.3           $(20.2)         $  7.0
                                                                          ======           ======          ======

     The components of the net deferred tax liability at December 31, 2002 and 2003, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2002 and 2003, substantially all of the deferred tax valuation allowance relates to Kronos and NL tax jurisdictions, principally Germany.

                                                                                   December 31,
                                                                        2002                         2003
                                                             -------------------------    ------------------------
                                                             Assets      Liabilities      Assets      Liabilities
                                                                                 (In millions)
Tax effect of temporary differences related to:
  Inventories                                               $   4.4       $  (4.0)      $    .9         $  (3.3)
  Marketable securities                                        -            (65.5)         -              (71.5)
  Property and equipment                                       43.5        (101.6)         46.3          (108.4)
  Accrued OPEB costs                                           17.8           -            15.1            -
  Accrued environmental liabilities and
   other deductible differences                                73.9           -            72.9            -
  Other taxable differences                                    -           (185.3)         -             (205.0)
  Investments in subsidiaries and
   affiliates not members of the
   Contran Tax Group                                           30.2         (29.7)         27.2           (31.2)
  Tax loss and tax credit carryforwards                       168.5          -            166.7            -
Valuation allowance                                          (195.5)         -           (193.8)           -
                                                            -------       -------       -------         ----
    Adjusted gross deferred tax assets
    (liabilities)                                             142.8        (386.1)        135.3          (419.4)
Netting of items by tax jurisdiction                         (126.8)        126.8        (113.9)          113.9
                                                            -------       -------       -------         -------
                                                               16.0        (259.3)         21.4          (305.5)
Less net current deferred tax asset
 (liability)                                                   14.1          (3.6)         14.4            (3.9)
                                                            -------       -------       -------         -------

    Net noncurrent deferred tax asset
     (liability)                                            $   1.9       $(255.7)      $   7.0         $(301.6)
                                                            =======       =======      ========         =======

                                                                                  Years ended December 31,
                                                                            2001           2002             2003
                                                                            ----           ----             ----
                                                                                        (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
   recognition criteria                                                   $  3.8        $ 3.8            $   -
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                             (24.7)        (3.4)             (7.2)
  Foreign currency translation                                              (7.5)        21.6              28.2
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                      (3.7)        10.1             (11.8)
  Valhi/Tremont merger                                                       -             -              (10.8)
  Other, net                                                                  .4           .1               (.1)
                                                                          ------        -----            ------

                                                                          $(31.7)       $32.2            $ (1.7)
                                                                          ======        =====            ======

     A reduction in the Belgian income tax rate from 40% to 34% was enacted in December 2002 and became effective in January 2003. This reduction in the Belgian income tax rate resulted in a $2.7 million decrease in the Company's income tax expense in 2002 because the Company had previously recognized a net deferred income tax liability with respect to Belgium temporary differences.

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

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that it had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to KII's German operating subsidiary of euro 103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of euro 91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. In February 2004 KII's German operating subsidiary received euro 16.8 million ($19.2 million). KII believes it will receive the net refunds of taxes and related interest for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest, and KII received euro 21.5 million ($24.6 million) in 2003. KII has recognized the aggregate euro 32.8 million ($38.0 million) benefit of such net refunds in its 2003 results of operations.

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o NL's and NL's majority-owned subsidiary, EMS, 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, NL anticipates that the IRS will propose a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, afinal settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL anticipates that settlement of this matter will likely occur in 2004, resulting in payments of federal and state taxes and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. NL has provided adequate accruals to cover the currently expected range of settlement outcomes.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at December 31, 2003). NL has filed a protest to this assessments, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response. In December 2003, the Belgian tax authorities agreed to a settlement of certain tax assessments for the years 1991 to 1997 of euro 5 million ($6.3 million), including interest, a separate assessment from the assessments discussed above.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

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

     At December 31, 2003, (i) Kronos had the equivalent of $438 million of German income tax loss carryforwards with no expiration date, (ii) Tremont had $6 million of U.S. net operating loss carryforwards expiring in 2018 through 2020, and (iii) CompX had the equivalent of $6 million of net operating loss carryforwards in The Netherlands with no expiration date and $8 million of U.S. net operating loss carryforwards expiring in 2007 through 2018. At December 31, 2003, the U.S. tax attribute carryforwards of Tremont may only be used to offset future taxable income of the respective company and are not available to offset future taxable income of other members of the Contran Tax Group, and the U.S. net operating loss carryforwards of CompX may only be used to offset future taxable income of a subsidiary of CompX acquired prior to 2001 and are limited in utilization to approximately $400,000 per year.

Note 16 - Employee benefit plans:

     Defined benefit plans. The Company maintains various U.S. and foreign defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The funded status of the Company's defined benefit pension plans and, the components of net periodic defined benefit pension cost are presented in the tables below. Effective January 1, 2001, CompX ceased providing future defined pension benefits under its plan in The Netherlands, resulting in a curtailment gain of $116,000 in 2001. Certain obligations related to the terminated plan were not been fully settled until 2002 and were reflected in accrued defined benefit pension costs at December 31, 2001. Upon settling the remaining obligations, CompX recognized a $677,000 settlement gain in 2002. See Note 12. At December 31, 2003, the Company currently expects to contribute the equivalent of approximately $9.2 million to all of its defined benefit pension plans during 2004.

                                                                                     Years ended December 31,
                                                                                      2002              2003
                                                                                      ----              ----
                                                                                          (In thousands)
Change in projected benefit obligations ("PBO"):
  Benefit obligations at beginning of the year                                        $290,329        $ 331,452
  Service cost                                                                           4,538            5,347
  Interest cost                                                                         18,387           20,063
  Participant contributions                                                              1,057            1,357
  Plan amendments                                                                            -            3,200
  Actuarial losses                                                                         133           28,583
  Change in foreign currency exchange rates                                             37,013           43,514
  Benefits paid                                                                        (20,005)         (23,999)
                                                                                      --------        ---------

      Benefit obligations at end of the year                                          $331,452        $ 409,517
                                                                                      ========        =========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                  $230,345        $ 244,655
  Actual return on plan assets                                                          (4,376)            (327)
  Employer contributions                                                                 9,558           14,838
  Participant contributions                                                              1,057            1,357
  Change in foreign currency exchange rates                                             28,076           27,249
  Benefits paid                                                                        (20,005)         (23,999)
                                                                                      --------        ---------

      Fair value of plan assets at end of year                                        $244,655        $ 263,773
                                                                                      ========        =========

Funded status at end of the year:
  Plan assets less than PBO                                                           $(86,797)       $(145,744)
  Unrecognized actuarial losses                                                         82,830          143,786
  Unrecognized prior service cost                                                        4,881            8,566
  Unrecognized net transition obligations                                                5,011            5,079
                                                                                      --------        ---------

                                                                                      $  5,925        $  11,687
                                                                                      ========        =========

Amounts recognized in the balance sheet:
  Prepaid pension costs                                                               $ 17,572           $    -
  Unrecognized net pension obligations                                                   5,561           13,747
  Accrued pension costs:
    Current                                                                             (7,027)          (8,374)
    Noncurrent                                                                         (54,930)         (90,517)
  Accumulated other comprehensive income                                                44,749           96,831
                                                                                      --------        ---------

                                                                                      $  5,925        $  11,687
                                                                                      ========        =========

                                                                                 Years ended December 31,
                                                                         2001             2002              2003
                                                                         ----             ----              ----
                                                                                     (In thousands)

Net periodic pension cost:
  Service cost benefits                                                   $  3,974        $  4,538          $  5,347
  Interest cost on PBO                                                      17,428          18,387            20,063
  Expected return on plan assets                                           (18,386)        (18,135)          (19,294)
  Amortization of prior service cost                                           201             307               354
  Amortization of net transition obligations                                   509             515               733
  Recognized actuarial losses                                                  703           1,223             2,423
                                                                          --------        --------          --------

                                                                          $  4,429        $  6,835          $  9,626
                                                                          ========        ========          ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2002 and 2003 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                           December 31,
            Rate                                                                     2002                 2003
            ----                                                                     ----                 ----

Discount rate                                                                        6.0%                 5.5%
Increase in future compensation levels                                               2.7%                 2.9%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2001, 2002 and 2003 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                                   Years ended December 31,
                             Rate                                      2001                2002                2003
                             ----                                      ----                ----                ----

Discount rate                                                              6.6%                6.3%                6.0%
Increase in future compensation levels                                     3.1%                2.9%                2.7%
Long-term return on plan assets                                            8.0%                7.7%                7.4%

     At December 31, 2003, the accumulated benefit obligations for all defined benefit pension plans was approximately $364 million (2002 - $302 million). At December 31, 2003, the projected benefit obligations for all defined benefit pension plans was comprised of $86 million related to U.S. plans and $324 million related to non-U.S. plans (2002 - $80 million and $251 million, respectively). At December 31, 2002 and 2003, all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2003, approximately 63% of the projected benefit obligations attributable to U.S. plans relates to plans maintained by NL and 37% relates to a plan maintained by a disposed business unit of Valhi (2002 - 64% and 36%, respectively). Kronos and NL use a September 30th measurement date for their defined benefit pension plans, and all other plans use a December 31st measurement date.

     At December 31, 2003, the fair value of plan assets for all defined benefit pension plans was comprised of $67 million related to U.S. plans and $197 million related to non-U.S. plans (2002 - $61 million and $184 million, respectively). At December 31, 2002 and 2003, all of the plan assets attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2003, approximately 66% of the plan assets attributable to U.S. plans relates to plans maintained by NL and 34% relates to plans maintained by a disposed business unit of Valhi (2002 - 71% and 29%, respectively).

     At December 31, 2003, the projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans for which the accumulated benefit obligation exceeded the fair value of plan assets were $410 million, $364 million and $264 million, respectively (2002 - $281 million, $258 million and $197 million, respectively). At December 31, 2002 and 2003, approximately 71% and 79%, respectively, of such unfunded amount relates to non-U.S. plans maintained by Kronos, and most of the remainder relates to certain U.S. plans maintained by NL.

     At December 31, 2003, substantially all of the assets attributable to U.S. plans were invested in the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. At December 31, 2002, $18 million of the assets attributable to U.S. plans were invested in the CMRT, and approximately 39% and 61% of the remaining $43 million of assets attributable to U.S. plans were allocated to equity and fixed income managers, respectively.

     At December 31, 2003, the asset mix of the CMRT was 63% in U.S. equity securities, 24% in U.S. fixed income securities, 7% in international equity securities and 6% in cash and other investments (2002 - 64%, 26%, 8% and 2%, respectively).

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Simmons is the trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return.

     For the year ended December 31, 2003, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 16-year history of the CMRT from its inception in 1987 through December 31, 2003, the average annual rate of return has been approximately 12.4%.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $2.3 million in 2001, $2.3 million in 2002 and $2.5 million in 2003.

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

     The components of the periodic OPEB cost and accumulated OPEB obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2003, the expected rate of increase in future health care costs ranges from 8.0% to 10.4% in 2004, declining to rates of between 4% to 5.5% in 2010 and thereafter (2002 - 9% to 11.4% in 2003, declining to 4.25% to 5.5% in 2010 and thereafter). If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $245,000 (decreased by $248,000) in 2003, and the actuarial present value of accumulated OPEB obligations at December 31, 2003 would have increased by $2.8 million (decreased by $2.6 million). At December 31, 2003, the Company currently expects to contribute approximately $5.2 million to all of its OPEB plans during 2004.

                                                                                     Years ended December 31,
                                                                                      2002             2003
                                                                                      ----             ----
                                                                                          (In thousands)

Change in accumulated OPEB obligations:
  Obligations at beginning of the year                                                $ 50,688        $ 48,866
  Service cost                                                                             103             152
  Interest cost                                                                          3,030           2,820
  Actuarial losses (gains)                                                               6,714          (1,278)
  Release of benefit obligations                                                        (5,778)              -
  Change in foreign currency exchange rates                                                 32             772
  Benefits paid                                                                         (5,923)         (5,155)
                                                                                      --------        --------

  Obligations at end of the year                                                      $ 48,866        $ 46,177
                                                                                      ========        ========

Change in plan assets:
  Fair value of plan assets at beginning of the year                                  $  6,400        $   -
  Actual return on plan assets                                                             (27)              -
  Employer contributions                                                                 5,328           5,155
  Release of benefit obligations                                                        (5,778)              -
  Benefits paid                                                                         (5,923)         (5,155)
                                                                                      --------        --------

  Fair value of plan assets at end of the year                                        $   -           $   -
                                                                                      ========        =====

Funded status at end of the year:
  Plan assets less than benefit obligations                                           $(48,866)       $(46,177)
  Unrecognized net actuarial losses                                                      4,284           4,364
  Unrecognized prior service credit                                                     (7,034)         (1,633)
                                                                                      --------        --------

                                                                                      $(51,616)       $(43,446)

Accrued OPEB costs recognized in the balance sheet:
  Current                                                                             $ (6,142)       $ (6,036)
  Noncurrent                                                                           (45,474)        (37,410)
                                                                                      --------        --------

                                                                                      $(51,616)       $(43,446)


                                                                             Years ended December 31,
                                                                        2001            2002           2003
                                                                        ----            ----           ----
                                                                                  (In thousands)

Net periodic OPEB cost (credit):
  Service cost                                                          $    94        $   103         $   152
  Interest cost                                                           3,572          3,030           2,820
  Expected return on plan assets                                           (773)            (3)              -
  Amortization of prior service credit                                   (2,516)        (2,516)         (2,075)
  Recognized actuarial gains                                               (123)           (59)             38
                                                                        -------        -------         -------

                                                                        $   254        $   555         $   935
                                                                        =======        =======         =======


     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2003 was 5.9% (2002 - 6.4%). Such weighted average rate was determined using the projected benefit obligations as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligations as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2003 was 6.4% (2002 - 7.0%; 2001 - 7.3%). Such weighted average rate was determined using the projected benefit obligations as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable. The impact of assumed rate of return on plan assets also does not have a material effect on the net periodic OPEB cost as there were no plan assets as of December 31, 2002 or 2003.

     As of December 31, 2002 and 2003, the accumulated benefit obligations for all OPEB plans was equal to the projected benefit obligations. At December 31, 2003, the projected benefit obligations for all OPEB plans was comprised of $40.6 million related to U.S. plans and $5.5 million related to non-U.S. plans (2002 - $45.6 million and $3.3 million, respectively). At December 31, 2002 and 2003, all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2003, approximately 69% of the projected benefit obligations attributable to U.S. plans relates to plans maintained by NL and 31% relates to a plan maintained by Tremont (2002 - 65% and 35%, respectively). Kronos and NL use a September 30th measurement date for their OPEB plans, and Tremont uses a December 31st measurement date.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") was enacted. The Medicare 2003 Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which plan sponsors could demonstrate their eligibility to receive the subsidy. Certain accounting issues raised by the Medicare 2003 Act, including how to account for the federal subsidy, are not explicitly addressed by current existing authoritative guidance. In accordance with FASB Staff Position No. 106-1, the Company has elected to defer accounting for the effects of the Medicare 2003 Act until authoritative guidance on how to account for the federal subsidy has been issued. Consequently, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the Medicare 2003 Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported financial information, depending on the transition provisions of such guidance.

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

     Receivables from and payables to affiliates are summarized in the table below.

                                                                                             December 31,
                                                                                          2002           2003
                                                                                          ----           ----
                                                                                            (In thousands)

Current receivables from affiliates:
  Income taxes receivable from Contran                                                   $ 3,481         $  -
  TIMET                                                                                       84              50
  Other                                                                                      382             267
                                                                                         -------         -------

                                                                                         $ 3,947         $   317
                                                                                         =======         =======

Noncurrent receivable from affiliate -
  loan to Contran family trust                                                           $18,000         $14,000
                                                                                         =======         =======

Current payables to affiliates:
  Contran:
    Demand loan                                                                          $11,171         $ 7,332
    Income taxes                                                                               -           3,759
    Trade items                                                                            1,292           1,790
  Louisiana Pigment Company                                                                7,614           8,560
  TIMET                                                                                       32               -
  Other                                                                                       13              13
                                                                                         -------         -------

                                                                                         $20,122         $21,454

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

     In 2001, EMS, NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($14 million outstanding at December 31, 2003). The loan bears interest at prime, is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's beneficial ownership interest in the Company is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2003, $11 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     During 2001, 2002 and 2003, Valhi borrowed varying amounts from Contran pursuant to the terms of a demand note. Such unsecured borrowings bear interest at a rate of prime less .5%.

     Interest income on all loans to related parties was $869,000 in 2001, $964,000 in 2002 and $723,000 in 2003. Interest expense on all loans from related parties was $1.4 million in 2001, $922,000 in 2002 and $154,000 in 2003.

     Payables to Louisiana Pigment Company are primarily for the purchase of TiO2 (see Note 7). Purchases in the ordinary course of business from the unconsolidated TiO2 manufacturing joint venture are disclosed in Note 7.

     Under the terms of various intercorporate services agreements ("ISAs") entered into between the Company and various related parties, including Contran, employees of one company will provide certain management, tax planning, financial and administrative services to the other company on a fee basis. Such charges are based upon estimates of the time devoted by the employees of the provider of the services to the affairs of the recipient, and the compensation and other expenses associated with such persons. Because of the large number of companies affiliated with Contran, the Company believes it benefits from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at each entity, thus allowing certain individuals to provide services to multiple companies but only be compensated by one entity. These ISA agreements are reviewed and approved by the applicable independent directors of the companies that are parties to the agreements.

     The net ISA fees charged by Contran to the Company, including NL, Kronos, Tremont, TIMET, CompX and Waste Control Specialists, aggregated approximately $8.5 million in 2001, $9.6 million in 2002 and $10.0 million in 2003. TIMET has an ISA with Tremont whereby TIMET provided certain services to Tremont for approximately $400,000 in each of 2001 and 2002 and $180,000 in 2003. NL had an ISA with TIMET whereby NL provided certain services to TIMET for approximately $300,000 in each of 2001 and 2002 and $14,000 in 2003. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in Valhi's consolidated financial statements.

     Tall Pines Insurance Company, Valmont Insurance Company and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines and Valmont are wholly-owned subsidiaries of Valhi, and EWI is a wholly-owned subsidiary of NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons'
daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million. See Note 3. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. Consistent with insurance industry practices, Tall Pines, Valmont and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company expects that these relationships with Tall Pines, Valmont and EWI will continue in 2004.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies being apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential of any uninsured loss.

     Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.6 million in each of 2001 and 2002 and $1.7 million in 2003. TIMET also paid BMI an electrical facilities usage fee of $1.3 million in each of 2001, 2002 and 2003. The $1.3 million annual fee continues through 2004, declines to $600,000 in 2005 and $500,000 annually for 2006 through 2009, and then terminates completely in January 2010.

     During 2001, Tremont paid BMI $600,000 pursuant to an agreement in which Tremont and other owners of BMI agreed to cover the costs of certain land improvements made by BMI to the land owned by Tremont and other BMI owners. The cost of the land improvement was divided among the companies based on each company's proportional share in the improved acreage.

     During 2002, NL purchased approximately 52,200 shares of its common stock from certain of its officers and directors, in part in connection with the exercise of certain options to purchase NL common stock held by such officers and directors, at a net cost to NL (after considering the proceeds to NL from the exercise of such options) of approximately $500,000. All of such shares of NL common stock purchased had been held by the respective owner for at least six months, and all of such purchases were valued at market prices on the respective date of purchase. See Notes 3 and 10.

     COAM Company is a partnership which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2003, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The Arthritis Research Agreement, as amended, provides for payments by COAM of up to $400,000 during 2004 and the Cancer Research Agreement, as amended, provides for funds of up to $8.1 million over the next seven years. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of the past three years, and the Company does not currently expect it will make any capital contributions to COAM in 2004.

     Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, conducts certain research and development activities within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. Amalgamated Research has also granted to The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $828,000 in 2001, $849,000 in 2002 and $865,000 in 2003. The Amalgamated Sugar Company LLC also provides certain administrative services to Amalgamated Research. The cost of such services provided by the LLC, based upon estimates of the time devoted by employees of the LLC to the affairs of Amalgamated Research, and the compensation of such persons, is netted against the agreed-upon research and development services fee paid by the LLC to Amalgamated Research.

Note 18 - Commitments and contingencies:

     Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paid and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association ("LIA") have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditure allegedly caused by the use of lead-based paints (the LIA discontinued its business operations in 2002). Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur future liability in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings.

     Environmental matters and litigation.

     General. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. The Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances.

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. EPA or any applicable foreign authority or any state, provincial or local authority.

     Some of the Company's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. Environmental Protection Agency's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes with respect to site cleanup costs or allocation of such costs among PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made.
Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2002 and 2003, no receivables for recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the past two years is presented in the table below.

                                                                                     Years ended December 31,
                                                                                      2002             2003
                                                                                      ----             ----
                                                                                          (In thousands)

Balance at the beginning of the year                                                  $110,640        $101,166
Additions charged to expense                                                            12,777          29,524
Payments                                                                               (22,251)        (44,009)
                                                                                      --------        --------

Balance at the end of the year                                                        $101,166        $ 86,681
                                                                                      ========        ========

Amounts recognized in the balance sheet:
  Current liability                                                                   $ 57,496        $ 24,956
  Noncurrent liability                                                                  43,670          61,725
                                                                                      --------        --------

                                                                                      $101,166        $ 86,681
                                                                                      ========        ========

     NL. Some of NL's current and former facilities, including several divested secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the CERCLA, or similar state laws in approximately 70 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable. In addition, NL is a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At December 31, 2003, NL had accrued $77 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $110 million. NL's estimates of such liabilities have not been discounted to present value, and other than certain previously-reported settlements with respect to certain of NL's former insurance carriers, NL has not recognized any insurance recoveries.

     At December 31, 2003, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At December 31, 2003, NL had $24 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of one of NL's sites. Use of such restricted balances does not affect the Company's consolidated statements of cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.4 million at December 31, 2003) to cover its share of probable and reasonably estimable environmental obligations. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2006. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at December 31, 2003 for any such cost. The amount accrued at December 31, 2003 represents Tremont's best estimate of the costs to be incurred through 2006 with respect to the interim remediation measures.

     TIMET. At December 31, 2003, TIMET had accrued approximately $4.2 million for environmental cleanup matters, principally related to TIMET's facility in Nevada.

     Other. The Company has also accrued approximately $6.8 million at December 31, 2003 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 435 of these cases involving a total of approximately 32,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 21,500 are represented by eight cases pending in Texas and Mississippi state courts. NL has not accrued any amounts for this litigation because liability that may result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In late July 2002, shortly after the announcement of Valhi's proposal to merge with Tremont, four separate complaints were filed in the Court of Chancery of the State of Delaware, New Castle County, against Tremont, Valhi and members of Tremont's board of directors (Crandon Capital Partners, et al. v. J. Landis Martin, et al., Andrew Neyman v. J. Landis Martin, et al., Herman M. Weisman Revocable Trust v. J. Landis Martin, et al. and Alice Middleton v. J. Landis Martin, et al.). The complaints, purported class actions, generally alleged, among other things, that the terms of the proposed merger of Valhi and Tremont were unfair and that defendants violated their fiduciary duties. At the request of the parties, the court ordered that these actions be consolidated under the caption In re Tremont Corporation Shareholders Litigation. In June 2003, the court dismissed the case as moot, but the court retained jurisdiction of this action for the purpose of determining the plaintiffs' application for an award of counsel fees and reimbursement of expenses. In August 2003, plaintiffs' counsel filed an application for fees and expenses in the aggregate amount of $300,000. Defendants intend to vigorously contest any award of counsel fees or reimbursement of expenses.

     In November 2002, a former employee of Waste Control Specialists filed a complaint in U.S. District Court, Eastern District of Tennessee, against Waste Control Specialists (Sandy Lewis vs. Waste Control Specialists, LLC No. 3:02-CV-665) alleging violations, among others, of the Equal Pay Act, Title VII of the Civil Rights Act and Fair Labor Standards Act in her classification and termination of employment at Waste Control Specialists' former Oak Ridge, Tennessee office. This matter was settled in November 2003 and the case has been dismissed.

     In June 2003, Valhi was served with a complaint in Ken Bigham, et al. v. Valhi, Inc. et al. (No. GN302008, 126th Judicial District, District Court of Travis County, Texas). Plaintiffs allege, among other things, that defendants breached duties of loyalty owed to plaintiffs with respect to their investment in Waste Control Specialists and that defendants committed acts not in good faith. Plaintiffs seek, among other things, unspecified damages and reimbursement of expenses. Waste Control Specialists was not named in the complaint. In February 2004, Waste Control Specialists filed a Plea in Intervention to intervene in this case, as the claims brought by the plaintiffs regarding mismanagement of Waste Control Specialists, if they exist at all, properly belong to Waste Control Specialists. Waste Control Specialists is seeking a permanent injunction to enforce the terms of a July 1999 agreement entered into by Waste Control Specialists with Mr. Bigham that contained a covenant not to sue. Waste Control Specialists filed for declaratory judgment, and intends to contest the action vigorously. Valhi believes, and understands that each of the other defendants believes, that the allegations are without merit, and Valhi intends, and understands that each of the other defendants intend, to contest the action vigorously.

     Kronos' Belgian subsidiary and various of its Belgian employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at NL's Belgian facility in 2000. At a hearing held in January 2004, the government requested the court to impose fines on Kronos' subsidiary and certain of its employees in an amount equal to approximately euro 370,000 ($460,000). Kronos' subsidiary has undertaken the defense of and liability for any fines and costs incurred by its employees arising out of these proceedings. The court's decision is anticipated in April 2004.

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

Other matters

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of NL's sales during the past three years. TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers and the ten largest customers accounted for about one-fourth of chemicals sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 40% attributable to North America.

     Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2003, the ten largest customers accounted for approximately 38% of component products sales (2002 - 30%; 2001 - 36%).

     The majority of TIMET's sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about 50% of its sales in 2001, 40% in 2002 and 30% in 2003.

     At December 31, 2003, consolidated cash, cash equivalents and restricted cash includes $38 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2002 - $80 million), of which $17 million are held in trust for the Company by a single U.S. bank (2002 - $24 million).

     Capital expenditures. At December 31, 2003 the estimated cost to complete capital projects in process approximated $10.2 million, of which $9.6 million relates to NL's TiO2 facilities and the remainder relates to CompX.

     Royalties. Royalty expense, which relates principally to the volume of certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement that expired in 2003, approximated $675,000 in 2001, $700,000 in 2002 and $450,000 in 2003.

     Long-term contracts. NL has long-term supply contracts that provide for NL's chloride-process TiO2 feedstock requirements through 2007. The agreements require NL to purchase certain minimum quantities of feedstock with average minimum annual purchase commitments aggregating approximately $165 million.

     TIMET has a long-term supply agreement with Boeing pursuant to which Boeing advanced TIMET $28.5 million for each of 2002, 2003 and 2004, and Boeing is required to advance TIMET $28.5 million annually from 2005 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders or those of Boeing's subcontractors for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing pays TIMET as such stock is produced.

     In addition to its agreement with Boeing, TIMET has long-term supply agreements with certain other major aerospace customers, including, among others, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements expire in 2007 through 2008, subject to certain conditions. The agreements generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices. Certain of these agreements also contain market pricing provisions that may, under certain circumstances, become applicable. Generally, the agreements require TIMET's service and product performance to meet specified criteria, and also contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET, the agreements may be terminated early.

     TIMET also has a long-term agreement with VALTIMET, a manufacturer of welded stainless steel and titanium tubing principally for industrial markets. TIMET owns 44% of VALTIMET at December 31, 2003. The agreement was entered into in 1997 and expires in 2007. Under the agreement, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET. Selling prices are formula determined, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     In 2002, TIMET entered into a long-term agreement, effective through 2007, for the purchase of titanium sponge. This agreement replaced and superceded a previous agreement. The new agreement requires annual minimum purchases by TIMET of approximately $10 million. TIMET has no other long-term sponge supply agreements.

     Waste Control Specialists has agreed to pay an independent consultant fees for performing certain services based on specified percentages of certain of Waste Control Specialists' revenues through 2009. Expense related to this agreement was not significant during the past three years.

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict Kronos' ability to transfer ownership or use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to the Company's consolidated business segments approximated $12 million in each of 2001 and 2002 and $13 million in 2003. At December 31, 2003, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

Years ending December 31,                                                                            Amount
                                                                                                 (In thousands)

  2004                                                                                                $ 4,106
  2005                                                                                                  2,903
  2006                                                                                                  1,885
  2007                                                                                                  1,488
  2008                                                                                                    194
  2009 and thereafter                                                                                  19,881
                                                                                                      -------

                                                                                                      $30,457

     Approximately $19.4 million of the $30.5 million aggregate future minimum rental commitments at December 31, 2003 relates to NL's Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2003.

     Other. TIMET is the primary obligor on two $1.5 million workers' compensation bonds issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002, TIMET received notices that the issuers of the bonds were required to make payments on one of the bonds with respect to certain of these claims and were requesting reimbursement from TIMET. Based upon then-current loss projections, TIMET accrued $1.6 million for this matter in 2002. Through December 31, 2003, TIMET has reimbursed the issuer approximately $800,000 under this bond, and $800,000 remains accrued for future payments. During 2003, TIMET received notice that certain claimants had submitted claims under the second bond. Accordingly, TIMET accrued $450,000 for this bond in 2003, and payments on this second bond were less than $100,000 through December 31, 2003. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

     As of December 31, 2003, TIMET had $100,000 accrued for pending and potential future claims associated with certain standard grade titanium produced by TIMET, which was subsequently found to contain tungsten inclusions as a result of tungsten contaminated silicon purchased from a third-party supplier. Pending claims have been investigated, and in 2004 the final pending claim was resolved and paid. Based upon an analysis of information pertaining to asserted and unasserted claims, during the third quarter of 2003 TIMET revised its estimate of probable loss and reduced its accrual for pending and future customer claims, resulting in a $1.7 million reduction in TIMET's cost of sales during the quarter. TIMET has paid $1.1 million in claims related to this matter through December 31, 2003. There is no assurance that all potential claims have been submitted to TIMET. TIMET has filed suit seeking full recovery from its silicon supplier for any liability TIMET might incur, although no assurances can be given that TIMET will ultimately be able to recover all or any portion of such amounts. In April 2003, TIMET received notice that this silicon supplier had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TIMET's motion for relief from the automatic stay in bankruptcy was granted in the fourth quarter of 2003. TIMET has not recorded any recoveries related to this matter as of December 31, 2003.

Note 19  - Accounting principles newly adopted in 2002 and 2003:

     Impairment  of  long-lived  assets.  The  Company  adopted  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 retains the fundamental provisions of prior GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Lived-Lived Assets to be Disposed Of. However, SFAS No. 144 provides new guidance intended to address certain implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. SFAS No. 144 also requires that net assets to be disposed of by sale are to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS No. 144 did not have a significant effect on the Company.

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

     As discussed in Note 9, the Company has assigned its goodwill to four reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of NL in total. Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Candaian and Taiwanese operations. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the NL reporting unit, the Company will consider quoted market prices for NL's common stock, as adjusted for an appropriate control premium. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the three CompX reporting units.

     The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. In accordance with the requirements of SFAS No. 142, the Company will review the goodwill of its four reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's annual impairment reviews completed during 2002 and 2003.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been if the goodwill amortization included in the Company's reported consolidated net income had not been recognized.

                                                                             Years ended December 31,
                                                                        2001            2002           2003
                                                                        ----            ----           ----
                                                                                 (In millions,
                                                                              except per share data)

Net income as reported                                                $ 93.2         $ 1.2           $39.5
Adjustments:
  Goodwill amortization                                                 16.9           -               -
  Equity method goodwill amortization                                   -              -               -
  Incremental income taxes                                               (.1)          -               -
  Minority interest in goodwill amortization                            (1.1)          -               -
                                                                      ------         -----           ---

   Adjusted net income                                                $108.9         $ 1.2           $39.5
                                                                      ======         =====           =====

Basic net income per share as reported                                $  .81         $ .01           $ .32
Adjustments:
  Goodwill amortization                                                  .15           -               -
  Equity method goodwill amortization                                   -              -               -
  Incremental income taxes                                              -              -               -
  Minority interest in goodwill amortization                            (.01)          -               -
                                                                      ------         -----           ---

   Adjustment basic net income per share                              $  .95         $ .01           $ .32
                                                                      ======         =====           =====

Diluted net income per share as reported                              $  .80         $ .01           $ .32
Adjustments:
  Goodwill amortization                                                  .15           -               -
  Equity method goodwill amortization                                   -              -               -
  Incremental income taxes                                              -              -               -
  Minority interest in goodwill amortization                            (.01)          -               -
                                                                      ------         -----           ---

   Adjusted diluted net income per share                              $  .94         $ .01           $ .32
                                                                      ======         =====           =====

     Debt extinguishment gains and losses. The Company adopted SFAS No. 145 effective April 1, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria is to be retroactively reclassified and reported as a component of income before extraordinary item. The Company concluded that all of its previously-recognized gains and losses from the early extinguishment of debt that occurred on or after January 1, 1998 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported gains and losses from the early extinguishment of debt were retroactively reclassified and are now reported as a component of income before extraordinary item.

     Guarantees. The Company has complied with the disclosure requirements of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. As required by the transition provisions of FIN No. 45, beginning in 2003 the Company will apply the recognition and initial measurement provisions of this FIN on a prospective basis for any guarantees issued or modified after December 31, 2002. The Company is not a party to any such guarantee at December 31, 2003.

     Asset retirement obligations; closure and post closure costs. Through December 31, 2002, the Company provided for the estimated closure and post closure monitoring costs of its waste disposal facility over the operating life of the facility as airspace was consumed. Such costs were estimated based on the technical requirements of applicable state or federal regulations, whichever were stricter, and included such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates were based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates were sometimes a range of possible outcomes. In such case, the Company provided for the amount within the range which constituted its best estimate. If no amount within the range appeared to be a better estimate than any other amount, the Company provided for at least the minimum amount within the range.

     Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Future revisions in the estimated fair value of the asset retirement obligation, due to changes in the amount and/or timing of the expected future cash flows to settle the retirement obligation, are accounted for prospectively as an adjustment to the previously-recognized asset retirement cost. Upon settlement of the liability, an entity will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's closure and post closure obligations related to its waste disposal facility are covered by the scope of SFAS No. 143. The Company also has certain other obligations covered by the scope of SFAS No. 143.

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
                                                                                                        =====


     The increase in the asset retirement obligations from January 1, 2003 ($1.3 million) to December 31, 2003 ($1.7 million) is due to accretion expense, which is reported as a component of cost of goods sold in the accompanying statement of income. If the Company had adopted SFAS No. 143 as of January 1, 2001, the asset retirement obligations would have been $1.1 million at December 31, 2001.

     The types of estimated costs used in determining the Company's asset retirement obligations under SFAS No. 143 are the same types of costs the Company used to estimate its closure and post closure obligations prior to adoption of SFAS No. 143. Estimates of the ultimate cost to be incurred to settle the Company's closure and post closure obligations require a number of assumptions, are inherently difficult to develop and the ultimate outcome may differ from current estimates. As additional information becomes available, cost estimates will be adjusted as necessary. It is possible that technological, regulatory or enforcement developments, the results of studies or other factors could necessitate the recording of additional liabilities.

     Costs associated with exit or disposal activities. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 for exit or disposal activities initiated on or after that date. Under SFAS No. 146, costs associated with exit activities, as defined, that are covered by the scope of SFAS No. 146 will be recognized and measured initially at fair value, generally in the period in which the liability is incurred. Costs covered by the scope of SFAS No. 146 include termination benefits provided to employees, costs to consolidate facilities or relocate employees, and costs to terminate contracts (other than a capital lease). Under prior GAAP, a liability for such an exit cost is recognized at the date an exit plan is adopted, which may or may not be the date at which the liability has been incurred. The effect of adopting SFAS No. 146 as of January 1, 2003 was not material as the Company was not involved in any exit or disposal activities covered by the scope of the new standard as of such date.

Note 20 - Accounting principles not yet adopted:

     The Company is required to comply with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, at March 31, 2004. The Company is still studying this newly-issued interpretation. While the Company currently does not believe it has any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R, the interpretation is complex, and therefore the impact of adopting the consolidation requirements of FIN No. 46R has not yet been definitively determined.

Note 21 - Financial instruments:

                                                                                     December 31,
                                                                                2002                  2003
                                                                       -------------------    ------------
                                                                       Carrying      Fair      Carrying     Fair
                                                                        amount      value       amount      value
                                                                                      (In millions)

Cash, cash equivalents and restricted cash
 equivalents                                                           $149.3      $149.3      $123.2      $  123.2

Marketable securities:
  Current                                                              $  9.7      $  9.7      $  6.1      $    6.1
  Noncurrent                                                            179.6       179.6       176.9         176.9

Loan to Snake River Sugar Company                                      $ 80.0      $108.7      $ 80.0      $  111.5

Notes payable and long-term debt (excluding capitalized leases): Publicly-traded fixed rate debt:
    KII Senior Notes                                                   $296.9      $299.9      $356.1      $  356.1
    Valcor Senior Secured Notes                                           2.4         2.4         -             -
  Snake River Sugar Company loans                                       250.0       250.0       250.0         250.0
  Other fixed-rate debt                                                    .4          .4          .1            .1
  Variable rate debt                                                     58.1        58.1        31.0          31.0

Minority interest in:
  NL common stock                                                      $ 40.9      $124.8      $ 31.3      $   87.0
  Kronos common stock                                                     -           -          11.1          75.8
  CompX common stock                                                     44.5        39.7        48.4          30.4
  Tremont common stock                                                   26.9        37.8         -            -

Valhi common stockholders' equity                                      $614.8      $958.4      $659.7      $1,798.0

     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, Kronos, CompX and Tremont and Valhi's common stockholders' equity are all based upon quoted market prices at each balance sheet date. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2003, the Company held contracts maturing through February 2004 to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar (2002 - contracts maturing through January 2003 to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.57 per U.S. dollar). At December 31, 2002 and 2003, the actual exchange rate was Cdn. $1.57 and Cdn. $1.31 per U.S. dollar, respectively. The estimated fair values of such foreign currency forward contracts at December 31, 2002 and 2003 is insignificant.

     At December 31, 2003, the Company also had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of the Company's European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003.

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2001, 2002 or 2003.

Note 22 - Quarterly results of operations (unaudited):

                                                                               Quarter ended
                                                       -------------------------------------------------------
                                                       March 31         June 30        Sept. 30        Dec. 31
                                                       --------         -------        --------        -------
                                                                 (In millions, except per share data)

Year ended December 31, 2002
  Net sales                                             $253.7          $279.1         $284.1          $262.8
  Operating income                                        19.4            21.8           25.3            15.4

      Net income (loss)                                 $ (3.7)         $  6.4         $ (7.1)         $  5.6

  Net income (loss) per basic
   common share                                         $ (.03)         $  .05         $ (.06)         $  .05

Year ended December 31, 2003
  Net sales                                             $305.4          $317.4         $296.0          $301.0
  Operating income                                        30.0            29.0           28.2            27.2

      Net income                                        $  2.2          $ 17.8         $  8.8          $ 10.7

  Net income per basic
   common share                                         $  .02          $  .15         $  .07          $  .09



     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2002, the Company recognized a $2.7 million income tax benefit related to the reduction in the Belgian income tax rate. See
Note 15.

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Valhi, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 8, 2004, appearing on page F-2 of the 2003 Annual Report on Form 10-K of Valhi, Inc., also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                   PricewaterhouseCoopers LLP


Dallas, Texas
March 10, 2004

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2002 and 2003

                                 (In thousands)

                                                                                         2002              2003
                                                                                         ----              ----

Current assets:
  Cash and cash equivalents                                                             $  5,115       $    5,443
  Restricted cash equivalents                                                                400              320
  Marketable securities                                                                       47            -
  Accounts and notes receivable                                                            4,593            4,816
  Receivables from subsidiaries and affiliates:
    Income taxes, net                                                                      3,978            5,953
    Other                                                                                    154            1,953
  Deferred income taxes                                                                      260              219
  Other                                                                                      359              238
                                                                                        --------       ----------

      Total current assets                                                                14,906           18,942
                                                                                        --------       ----------

Other assets:
  Marketable securities                                                                  170,173          170,033
  Restricted cash equivalents                                                                502              488
  Investment in and advances to subsidiaries and
   affiliates                                                                            664,501          724,231
  Other receivable from subsidiary                                                           908            2,258
  Loans and notes receivable                                                             110,228          115,535
  Other assets                                                                             1,303              202
  Property and equipment, net                                                              2,448            2,160
                                                                                        --------       ----------

      Total other assets                                                                 950,063        1,014,907
                                                                                        --------       ----------

                                                                                        $964,969       $1,033,849

Current liabilities:
  Current maturities of long-term debt                                                     $   -       $    5,000
  Payables to subsidiaries and affiliates:
    Demand loan from Tremont LLC and subsidiaries                                              -           16,293
    Demand loan from Contran Corporation                                                  11,171            7,332
    Other                                                                                    386               10
  Accounts payable and accrued liabilities                                                 2,152            7,372
  Income taxes                                                                             1,301              381
                                                                                        --------       ----------

      Total current liabilities                                                           15,010           36,388
                                                                                        --------       ----------

Noncurrent liabilities:
  Long-term debt                                                                         250,000          250,000
  Deferred income taxes                                                                   74,126           76,450
  Other                                                                                   11,077           11,277
                                                                                        --------       ----------

      Total noncurrent liabilities                                                       335,203          337,727
                                                                                        --------       ----------

Stockholders' equity                                                                     614,756          659,734
                                                                                        --------       ----------

                                                                                        $964,969       $1,033,849

                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                          2001            2002             2003
                                                                          ----            ----             ----

Revenues and other income:
  Interest and dividend income                                          $ 30,601        $ 30,424          $30,432
  Securities transaction gains, net                                       48,142           6,413                3
  Other, net                                                               2,997           3,184            3,419
                                                                        --------        --------          -------

                                                                          81,740          40,021           33,854
                                                                        --------        --------          -------

Costs and expenses:
  General and administrative                                               9,862          10,283            8,385
  Interest                                                                31,295          28,216           24,613
                                                                        --------        --------          -------

                                                                          41,157          38,499           32,998
                                                                        --------        --------          -------

                                                                          40,583           1,522              856

Equity in earnings of subsidiaries and
 affiliates                                                               70,190          (4,717)          32,956
                                                                        --------        --------          -------

  Income (loss) before income taxes                                      110,773          (3,195)          33,812

Provision for income taxes (benefit)                                      17,575          (4,432)          (5,088)
                                                                        --------        --------          -------

  Income before cumulative effect of change
   in accounting principle                                                93,198           1,237           38,900

Cumulative effect of change in accounting
 principle                                                                  -               -                 586
                                                                         -------         -------          -------

  Net income                                                            $ 93,198        $  1,237          $39,486
                                                                        ========        ========          =======

                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)

                                                                       2001             2002              2003
                                                                       ----             ----              ----

Cash flows from operating activities:
  Net income                                                         $ 93,198          $  1,237         $ 39,486
  Securities transactions, net                                        (48,142)           (6,413)              (3)
  Proceeds from disposal of marketable
   securities (trading)                                                  -               18,136               50
  Noncash interest expense                                              5,089             2,143             -
  Deferred income taxes                                                 8,546             5,981            2,038
  Equity in earnings of subsidiaries:
    Before cumulative effect of change
     in accounting principle                                          (70,190)            4,717          (32,956)
    Cumulative effect of change in
     accounting principle                                                   -                 -             (586)
  Dividends from subsidiaries and
   affiliates                                                          55,696           105,786           25,405
  Other, net                                                              327               591              (37)
  Net change in assets and liabilities                                 (2,528)          (18,908)          (2,838)
                                                                     --------          --------         --------

      Net cash provided by operating
       activities                                                      41,996           113,270           30,559
                                                                     --------          --------         --------

Cash flows from investing activities:
  Purchase of:
    Kronos common stock                                                     -                 -           (6,428)
    TIMET common stock                                                      -                 -             (840)
    TIMET debt securities                                                   -                 -             (238)
    Tremont common stock                                                 (198)             -                   -
    Subsidiary debt from lender                                        (5,273)             -                   -
  Proceeds from disposal of marketable
   securities (available-for-sale)                                     16,802              -                   -
  Loans to subsidiaries and affiliates:
    Loans                                                             (11,505)           (7,303)          (9,689)
    Collections                                                         2,746               184            1,000
  Change in restricted cash
   equivalents, net                                                      -                 (902)              94
  Other, net                                                             (176)              (83)            (919)
                                                                     --------          --------         --------

      Net cash provided (used) by
       investing activities                                             2,396            (8,104)         (17,020)
                                                                     --------          --------         --------

                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2001, 2002 and 2003

                                 (In thousands)


                                                                        2001               2002             2003
                                                                        ----               ----             ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                        $ 35,000          $  27,300          $ 10,000
    Principal payments                                                 (67,662)           (92,572)           (5,000)
  Loans from affiliates:
    Loans                                                               81,905             13,718            34,583
    Repayments                                                         (66,310)           (26,825)          (23,262)
  Dividends                                                            (27,820)           (27,872)          (29,796)
  Other, net                                                               632              2,680               264
                                                                      --------          ---------          --------

      Net cash used by financing activities                            (44,255)          (103,571)          (13,211)
                                                                      --------          ---------          --------

Cash and cash equivalents:
  Net increase                                                             137              1,595               328
  Balance at beginning of year                                           3,383              3,520             5,115
                                                                      --------          ---------          --------

  Balance at end of year                                              $  3,520          $   5,115          $  5,443
                                                                      ========          =========          ========


Supplemental disclosures - cash paid (received) for:
  Interest                                                            $ 26,785          $  26,153          $ 24,613
  Income taxes, net                                                      2,320              2,456            (4,231)

                          VALHI, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information



Note 1 - Basis of presentation:

     The accompanying financial statements of Valhi, Inc. reflect Valhi's investment in (i) the common stocks (or equivalent thereof) of NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Valcor, Inc., Waste Control Specialists LLC and Titanium Metals Corporation ("TIMET") on the equity method and (ii) the debt securities of TIMET as an available-for-sale marketable security. The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries are incorporated herein by reference.

Note 2 - Marketable securities:

                                                                                             December 31,
                                                                                         2002           2003
                                                                                         ----           ----
                                                                                            (In thousands)

Current assets - Halliburton Company common stock
 (trading)                                                                               $     47      $   -
                                                                                         ========      ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC                                                      $170,000      $170,000
  Other securities                                                                            173            33
                                                                                         --------      --------

                                                                                         $170,173      $170,033


Note 3 - Investment in and advances to subsidiaries and affiliates:

                                                                                             December 31,
                                                                                         2002            2003
                                                                                         ----            ----
                                                                                            (In thousands)

Investment in:
  NL Industries (NYSE: NL)                                                               $436,311       $217,516
  Kronos Worldwide, Inc. (NYSE: KRO)                                                            -        191,662
  Tremont LLC                                                                             147,386        231,054
  Valcor and subsidiaries                                                                  59,454         65,677
  Waste Control Specialists LLC                                                            (1,842)       (13,815)
  TIMET (NYSE: TIE) common stock                                                                -          1,013
  TIMET debt securities                                                                      -               265
                                                                                         --------       --------
                                                                                          641,309        693,372

Noncurrent loan to Waste Control Specialists LLC                                           23,192         30,859
                                                                                         --------       --------

                                                                                         $664,501       $724,231


     Noncurrent receivable from subsidiary at December 31, 2002 and 2003 consists of accrued interest due from Waste Control Specialists LLC.

     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. Valhi's equity in earnings of Kronos for 2003 relates to Kronos' earnings subsequent to the December 2003 distribution.

     At December 31, 2002, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company that owned 80% of Tremont Corporation. In February 2003, Valhi completed a series of merger transactions pursuant to which, among other things, both Tremont Group, and Tremont became wholly-owned subsidiaries of Valhi and Tremont Group and Tremont subsequently merged to form Tremont LLC. Tremont LLC is a holding company whose principal assets at December 31, 2003 are (i) a 40% interest in TIMET, (ii) a 21% interest in NL and (iii) a 10% interest in Kronos. Valhi owns an additional 63% of NL's common stock and an additional 1% of TIMET's common stock directly.

     Valcor's principal asset is a 66% interest in CompX International, Inc. at December 31, 2003 (NYSE: CIX). Valhi owns an additional 3% of CompX directly, and Valhi's direct investment in CompX is considered part of its investment in Valcor.

                                                                               Years ended December 31,
                                                                         2001            2002            2003
                                                                         ----            ----            ----
                                                                                    (In thousands)

Equity in earnings of subsidiaries and
 affiliates before cumulative effect of
 change in accounting principle

NL Industries                                                              $57,183       $ 15,198        $ 32,781
Kronos Worldwide                                                                 -              -             804
Tremont LLC                                                                  3,961        (11,965)         11,617
Valcor                                                                       4,214            256             629
Waste Control Specialists LLC                                                4,832         (8,206)        (12,923)
TIMET                                                                         -              -                 48
                                                                           -------       --------        --------

                                                                           $70,190       $ (4,717)       $ 32,956
                                                                           =======       ========        ========

Dividends from subsidiaries

Declared:
  NL Industries                                                           $24,108        $ 99,447        $ 24,108
  Kronos Worldwide                                                              -               -            -
  Tremont LLC                                                               1,152           1,152               -
  Valcor                                                                    6,437           5,187           1,297
  Waste Control Specialists LLC                                            17,637            -               -
                                                                          -------        --------        -----

                                                                           49,334         105,786          25,405

Net change in dividends receivable                                          6,362            -               -
                                                                          -------        --------        -----

    Cash dividends received                                               $55,696        $105,786        $ 25,405
                                                                          =======        ========        ========

Note 4 - Loans and notes receivable:

                                                                                              December 31,
                                                                                           2002           2003
                                                                                           ----           ----
                                                                                            (In thousands)

Snake River Sugar Company:
  Principal                                                                              $ 80,000        $ 80,000
  Interest                                                                                 27,910          33,102
Other                                                                                       2,318           2,433
                                                                                         --------        --------

                                                                                         $110,228        $115,535

Note 5 - Long-term debt:

                                                                                              December 31,
                                                                                           2002           2003
                                                                                           ----           ----
                                                                                            (In thousands)

Snake River Sugar Company                                                                $250,000        $250,000
Bank credit facility                                                                         -              5,000
                                                                                         --------        --------
                                                                                          250,000         255,000

Less current maturities                                                                      -              5,000
                                                                                         --------        --------

                                                                                         $250,000        $250,000


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

     At December 31, 2003, Valhi has an $85 million revolving bank credit facility which matures in October 2004, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 30 million shares of NL common stock and 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of NL and Kronos common stock pledged as collateral. Based on NL's and Kronos' December 31, 2003 quoted market price of $11.70 and $22.20 per share, respectively, the shares of NL and Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2003, Valhi would have become limited to borrowing less than the full $85 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the aggregate market value of the shares of NL and Kronos pledged was $428 million lower. At December 31, 2003, letters of credit aggregating $1.1 million had been issued, and $78.9 million was available for borrowing.

Note 6 -       Income taxes:

                                                                               Years ended December 31,
                                                                          2001            2002            2003
                                                                          ----            ----            ----
                                                                                    (In thousands)

Components of income tax expense (benefit):
  Currently payable (refundable)                                          $ 9,029         $(10,413)       $(7,126)
  Deferred income taxes                                                     8,546            5,981          2,038
                                                                          -------         --------        -------

                                                                          $17,575         $ (4,432)       $(5,088)
                                                                          =======         ========        =======

Cash paid (received) for income taxes, net:
  Paid to (received from) subsidiaries, net                               $  (439)        $  2,455        $(5,768)
  Paid to Contran                                                           2,607                -          1,490
  Paid to tax authorities, net                                                152                1             47
                                                                          -------         --------        -------

                                                                          $ 2,320         $  2,456        $(4,231)
                                                                          =======         ========        =======

     Waste Control Specialists LLC and The Amalgamated Sugar Company LLC are treated as partnerships for federal income tax purposes. Valhi Parent Company's provision for income taxes (benefit) includes a tax provision (benefit) attributable to Valhi's equity in earnings (losses) of Waste Control Specialists.

                                                                                              Deferred tax
                                                                                            asset (liability)
                                                                                               December 31,
                                                                                           2002            2003
                                                                                           ----            ----
                                                                                              (In thousands)

Components of the net deferred tax asset (liability) - tax effect of temporary differences related to:
    Marketable securities                                                                 $(65,082)      $ (68,109)
    Investment in Waste Control Specialists LLC                                              2,014           1,373
    Reduction of deferred income tax assets of
     subsidiaries that are members of the Contran Tax
     Group - separate company U.S. net operating loss
     carryforwards and other tax attributes that do not
     exist at the Valhi level                                                              (19,534)         (6,808)
    Tax attributes of Valhi:
      Net operating loss carryforwards                                                      11,507            -
      AMT credit carryforwards                                                                 381             381
    Accrued liabilities and other deductible differences                                     5,187           4,532
    Other taxable differences                                                               (8,339)         (7,600)
                                                                                          --------        --------

                                                                                          $(73,866)       $(76,231)

Current deferred tax asset                                                                $    260        $    219
Noncurrent deferred tax liability                                                          (74,126)        (76,450)
                                                                                          --------        --------

                                                                                          $(73,866)       $(76,231)

                          VALHI, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                              Additions
                                  Balance at  charged to                               Balance
                                  beginning   costs and      Net     Currency          at end
           Description             of year    expenses   deductions translation  Other of year
--------------------------------- ---------   --------   ---------- -----------  ----- -------

Year ended December 31, 2001:
  Allowance for doubtful accounts   $ 5,908   $  1,588    $(1,080  )   $ (90)   $--     $ 6,326
                                    =======   ========    =======      =====    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $60,891   $ 16,963    $  --        $ (75)   $--     $77,779
    Other .......................       785        229       --           (4)    --       1,010
                                    -------   --------    -------      -----    -----   -------

                                    $61,676   $ 17,192    $  --        $ (79)   $--     $78,789
                                    =======   ========    =======      =====    =====   =======

Year ended December 31, 2002:
  Allowance for doubtful accounts   $ 6,326   $    692    $(1,014)   $ 352    $--     $ 6,356
                                    =======   ========    =======    =====    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $77,779   $   --      $  --      $ 332    $--     $78,111
    Other .......................     1,010        612       --         (1)    --       1,621
                                    -------   --------    -------    -----    -----   -------

                                    $78,789   $    612    $  --      $ 331    $--     $79,732
                                    =======   ========    =======    =====    =====   =======

Year ended December 31, 2003:
  Allowance for doubtful accounts   $ 6,356   $ (1,768)   $  (425)   $ 486    $--     $ 4,649
                                    =======   ========    =======    =====    =====   =======

  Amortization of intangibles:
    Goodwill ....................   $78,111   $   --      $  --      $ 407    $--     $78,518
    Other .......................     1,621        605       --         19     --       2,245
                                    -------   --------    -------    -----    -----   -------

                                    $79,732   $    605    $  --      $ 426    $--     $80,763
                                    =======   ========    =======    =====    =====   =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.