Form 10-Q
period 2004-03-31
VALHI INC /DE/
filed 2004-05-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2004           Commission file number 1-5467
                      ------------------                                ------




                                  VALHI, INC.
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700
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



Number of shares of the Registrant's common stock outstanding on April 30, 2004:
119,468,678.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2003 and March 31, 2004                   3

                 Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2004             5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2003 and 2004             6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2004             7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2004                      9

                 Notes to Consolidated Financial Statements             10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  26

  Item 4.        Controls and Procedures                                45

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                     46

  Item 6.        Exhibits and Reports on Form 8-K.                      47

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


              ASSETS                                                                December 31,        March 31,
                                                                                       2003               2004
                                                                                  ----------          ----------

Current assets:
  Cash and cash equivalents                                                       $  103,394          $  139,083
  Restricted cash equivalents                                                         19,348              15,921
  Marketable securities                                                                6,147               4,267
  Accounts and other receivables                                                     189,091             218,493
  Refundable income taxes                                                             37,712              15,817
  Receivable from affiliates                                                             317                  20
  Inventories                                                                        293,113             252,575
  Prepaid expenses                                                                    10,635               8,677
  Deferred income taxes                                                               14,435              13,671
                                                                                  ----------          ----------

      Total current assets                                                           674,192             668,524
                                                                                  ----------          ----------

Other assets:
  Marketable securities                                                              176,941             178,803
  Investment in affiliates                                                           161,818             163,513
  Receivable from affiliate                                                           14,000              14,000
  Loans and other receivables                                                        116,566             118,498
  Unrecognized net pension obligations                                                13,747              13,747
  Goodwill                                                                           377,591             383,078
  Other intangible assets                                                              3,805               3,648
  Deferred income taxes                                                                  351                  65
  Other                                                                               27,177              24,048
                                                                                  ----------          ----------

      Total other assets                                                             891,996             899,400
                                                                                  ----------          ----------

Property and equipment:
  Land                                                                                35,557              34,923
  Buildings                                                                          217,744             212,801
  Equipment                                                                          805,081             790,810
  Mining properties                                                                   34,330              33,058
  Construction in progress                                                            11,297              11,761
                                                                                  ----------          ----------
                                                                                   1,104,009           1,083,353
  Less accumulated depreciation                                                      465,851             472,413
                                                                                  ----------          ----------

      Net property and equipment                                                     638,158             610,940
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,178,864
                                                                                  ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                           December 31,         March 31,
                                                                                      2003               2004
                                                                                  ------------        ----------

Current liabilities:
  Current maturities of long-term debt                                            $    5,392          $   40,376
  Accounts payable                                                                   118,781              77,107
  Accrued liabilities                                                                130,091             126,997
  Payable to affiliates                                                               21,454              11,480
  Income taxes                                                                        13,105              13,445
  Deferred income taxes                                                                3,941               1,896
                                                                                  ----------          ----------

      Total current liabilities                                                      292,764             271,301
                                                                                  ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                     632,533             641,690
  Accrued pension costs                                                               90,517              90,206
  Accrued OPEB costs                                                                  37,410              36,337
  Accrued environmental costs                                                         61,725              60,877
  Deferred income taxes                                                              294,966             288,347
  Other                                                                               34,908              34,845
                                                                                  ----------          ----------

      Total noncurrent liabilities                                                 1,152,059           1,152,302
                                                                                  ----------          ----------

Minority interest                                                                     99,789             100,804
                                                                                  ----------          ----------

Stockholders' equity:
  Common stock                                                                         1,340               1,340
  Additional paid-in capital                                                          99,048              98,579
  Retained earnings                                                                  639,463             635,410
  Accumulated other comprehensive income:
    Marketable securities                                                             85,124              86,392
    Currency translation                                                              (3,573)             (5,905)
    Pension liabilities                                                              (59,154)            (58,845)
  Treasury stock                                                                    (102,514)           (102,514)
                                                                                  ----------          ----------

      Total stockholders' equity                                                     659,734             654,457
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,178,864
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2004

                      (In thousands, except per share data)



                                                                                      2003              2004
                                                                                      ----              ----

Revenues and other income:
  Net sales                                                                       $305,386          $317,231
  Other, net                                                                         8,602             9,317
                                                                                  --------          --------

                                                                                   313,988           326,548
                                                                                  --------          --------
Costs and expenses:
  Cost of sales                                                                    236,099           251,498
  Selling, general and administrative                                               56,345            54,064
  Interest                                                                          14,419            15,605
                                                                                  --------          --------

                                                                                   306,863           321,167
                                                                                  --------          --------

                                                                                     7,125             5,381
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")                                             (2,774)              366
  Other                                                                                684               136
                                                                                  --------          --------

    Income before income taxes                                                       5,035             5,883

Provision for income taxes                                                           2,009               670

Minority interest in after-tax earnings                                              1,430             1,815
                                                                                  --------          --------

    Income before cumulative effect of
     change in accounting principle                                                  1,596             3,398

Cumulative effect of change in accounting principle                                    586              -
                                                                                  --------          --------

    Net income                                                                    $  2,182          $  3,398
                                                                                  ========          ========

Basic and diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle                                                 $    .01          $    .03
  Cumulative effect of change in accounting principle                                  .01              -
                                                                                  --------          --------

    Net income                                                                    $    .02          $    .03
                                                                                  ========          ========

Cash dividends per share                                                          $    .06          $    .06
                                                                                  ========          ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share                                                  118,284           120,190
  Dilutive impact of outstanding stock options                                         140               299
                                                                                  --------          --------

  Diluted earnings per share                                                       118,424           120,489
                                                                                  ========          ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                         2003              2004
                                                                                         ----              ----

Net income                                                                              $2,182           $ 3,398
                                                                                        ------           -------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment                                                       1,186             1,268

  Currency translation adjustment                                                        5,703            (2,332)

  Pension liabilities adjustment                                                          (259)              309
                                                                                        ------           -------

    Total other comprehensive income (loss), net                                         6,630              (755)
                                                                                        ------           -------

      Comprehensive income                                                              $8,812           $ 2,643
                                                                                        ======           =======

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)



                                                                                                2003           2004
                                                                                                ----           ----


Cash flows from operating activities:
  Net income                                                                                  $  2,182       $ 3,398
  Depreciation and amortization                                                                 17,411        19,606
  Securities transactions, net                                                                    (319)           25
  Proceeds from disposal of marketable securities (trading)                                         50          -
  Noncash:
    Interest expense                                                                               584           654
    Defined benefit pension expense                                                               (970)        1,048
    Other postretirement benefit expense                                                          (961)       (1,146)
  Deferred income taxes                                                                         (1,030)       (1,626)
  Minority interest                                                                              1,430         1,815
  Other, net                                                                                      (205)        1,139
  Equity in:
    TIMET                                                                                        2,774          (366)
    Other                                                                                         (684)         (136)
  Cumulative effect of change in accounting principle                                             (586)         -
  Distributions from:
    Manufacturing joint venture                                                                   -            1,800
    Other                                                                                         -               52
  Change in assets and liabilities:
    Accounts and other receivables                                                             (30,282)      (34,703)
    Inventories                                                                                 20,111        35,276
    Accounts payable and accrued liabilities                                                   (29,850)      (43,283)
    Accounts with affiliates                                                                     2,557        (1,977)
    Income taxes                                                                                    17        22,339
    Other, net                                                                                   2,876         1,801
                                                                                              --------      --------

        Net cash provided (used) by operating activities                                       (14,895)        5,716
                                                                                              --------      --------

Cash flows from investing activities:
  Capital expenditures                                                                          (8,741)       (6,358)
  Purchases of:
    TIMET common stock                                                                            (172)         -
    Kronos common stock                                                                           -          (11,833)
  Investment in manufacturing joint venture                                                     (1,250)            -
  Change in restricted cash equivalents, net                                                     2,087         1,687
  Other, net                                                                                      (204)           21
                                                                                              --------      --------

        Net cash used by investing activities                                                   (8,280)      (16,483)
                                                                                              --------      --------

                          VALHI, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2003 and 2004

                                 (In thousands)


                                                                                      2003              2004
                                                                                      ----              ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                        $ 17,106          $135,220
    Principal payments                                                                  (2,971)          (79,607)
    Deferred financing costs paid                                                         (417)              (35)
  Loans from affiliate:
    Loans                                                                                1,571            11,348
    Repayments                                                                         (11,000)          (18,680)
  Valhi dividends paid                                                                  (7,449)           (7,451)
  Distributions to minority interest                                                    (2,061)             (772)
  Issuance of NL common stock                                                               77             7,664
  Other, net                                                                                21                34
                                                                                      --------          --------

      Net cash provided (used) by financing activities                                  (5,123)           47,721
                                                                                      --------          --------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                        (28,298)           36,954
  Currency translation                                                                     918            (1,265)
Cash and equivalents at beginning of period                                             94,679           103,394
                                                                                      --------          --------

Cash and equivalents at end of period                                                 $ 67,299          $139,083
                                                                                      ========          ========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                                $  7,359          $  7,493
  Income taxes, net                                                                      3,296           (16,414)

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2004

                                 (In thousands)


                                                                      Accumulated other
                                        Additional                  comprehensive income                         Total
                              Common     paid-in    Retained  Marketable  Currency     Pension    Treasury   stockholders'
                               stock     capital    earnings  securities translation liabilities    stock        equity

Balance at December 31, 2003   $1,340   $ 99,048    $ 639,463    $85,124   $(3,573)   $(59,154)   $(102,514)   $ 659,734

Net income .................     --         --          3,398       --        --          --           --          3,398

Dividends ..................     --         --         (7,451)      --        --          --           --         (7,451)

Other comprehensive income
 (loss), net ...............     --         --           --        1,268    (2,332)        309         --           (755)

Income tax related to
 shares of Kronos Worldwide
 distributed by NL .........     --         (503)        --         --        --          --           --           (503)

Other, net .................     --           34         --         --        --          --           --             34
                               ------   --------    ---------    -------   -------    --------    ---------    ---------

Balance at March 31, 2004 ..   $1,340   $ 98,579    $ 635,410    $86,392   $(5,905)   $(58,845)   $(102,514)   $ 654,457
                               ======   ========    =========    =======   =======    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -       Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Annual Report").

     Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Mr. Simmons, the Chairman of the Board of Valhi and Contran, may be deemed to control such companies.

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. See Note 15.

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, and following the cash settlement of certain stock options held by employees of NL Industries, Inc., NL commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 was $500,000 in the first quarter of 2003, and net compensation expense was $1.1 million in the first quarter of 2004, in each case all of which relates to stock options granted by NL.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2003 and 2004 periods presented if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                       Three months
                                                                                      ended March 31,
                                                                                 2003                2004
                                                                                 ----                ----
                                                                                    (In millions, except
                                                                                     per share amounts)

Net income as reported                                                            $2.2               $3.4

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   (income) determined under APBO No. 25                                           (.3)               .6
  Stock-based employee compensation expense
   determined under SFAS No. 123                                                   (.4)               (.2)
                                                                                  ----               ----

Pro forma net income                                                              $1.5               $3.8
                                                                                  ====               ====

Basic and diluted net income per share:
  As reported                                                                     $.02               $.03
  Pro forma                                                                        .01                .03


Note 2 -       Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                   March 31, 2004

  Chemicals             Kronos Worldwide, Inc.                      94%
  Component products    CompX International Inc.                    69%
  Waste management      Waste Control Specialists LLC               90%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 33% held directly by Valhi, 50% held directly by NL and 11% owned by Tremont LLC, a wholly-owned subsidiary of Valhi. Valhi owns 62% of NL directly, and Tremont LLC owns an additional 21%. The Company's ownership of TIMET includes 40% owned directly by Tremont LLC and 1% owned directly by Valhi. TIMET owns an additional 8% of CompX, and TIMET accounts for such CompX shares as available-for-sale marketable securities carried at fair value. Because the Company does not consolidate TIMET, the shares of CompX owned by TIMET are not considered as part of the Company's consolidated investment in CompX. During the first quarter of 2004, the Company acquired additional shares of Kronos common stock in market transactions for an aggregate of $11.8 million, increasing the Company's aggregate ownership of Kronos to 94% at March 31, 2004. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE:
CIX), and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

                                                                                         Three months ended
                                                                                               March 31,
                                                                                        2003            2004
                                                                                        ----            ----
                                                                                            (In millions)

Net sales:
  Chemicals                                                                            $253.0          $263.3
  Component products                                                                     51.0            53.1
  Waste management                                                                        1.4              .8
                                                                                       ------          ------

    Total net sales                                                                    $305.4          $317.2
                                                                                       ======          ======

Operating income:
  Chemicals                                                                            $ 30.7          $ 22.2
  Component products                                                                      1.3             2.9
  Waste management                                                                       (2.0)           (3.2)
                                                                                       ------          ------

    Total operating income                                                               30.0            21.9

General corporate items:
  Interest and dividend income                                                            8.3             8.1
  Securities transaction gains, net                                                        .3             -
  General expenses, net                                                                 (17.1)           (9.0)
Interest expense                                                                        (14.4)          (15.6)
                                                                                       ------          ------
                                                                                          7.1             5.4
Equity in:
  TIMET                                                                                  (2.8)             .4
  Other                                                                                    .7              .1
                                                                                       ------          ------

    Income before income taxes                                                         $  5.0          $  5.9
                                                                                       ======          ======


     Chemicals operating income, as presented above, differs from amounts separately reported by Kronos due to amortization of purchase accounting basis adjustments recorded by the Company. Similarly, the Company's equity in earnings of TIMET differs from the Company's pro-rata share of TIMET's separately-reported results. Component products operating income, as presented below, may differ from amounts separately reported by CompX because the Company defines operating income differently than CompX.

     In March 2004, NL paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 345,100 shares, or approximately .7% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Valhi, Tremont and NL are members of the Contran Tax Group. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed ($30.15 per share, equal to the closing market price of Kronos' common stock on March 29, 2004, the date the distribution was completed) and NL's adjusted tax basis in such stock at the date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (288,200 shares in the aggregate), the terms of NL's tax sharing agreement with Valhi, as amended in December 2003, do not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability was approximately $600,000. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is $503,000 and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 -       Marketable securities:

                                                                              December 31,            March 31,
                                                                                  2003                  2004
                                                                              ------------           ---------
                                                                                       (In thousands)

Current assets - restricted debt securities
 (available-for-sale)                                                             $  6,147            $  4,267
                                                                                  ========            ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC                                               $170,000            $170,000
  Restricted debt securities                                                         6,870               8,782
  Other common stocks                                                                   71                  21
                                                                                  --------            --------

                                                                                  $176,941            $178,803
                                                                                  ========            ========


Note 4 - Accounts and other receivables:

                                                                                December 31,          March 31,
                                                                                   2003                 2004
                                                                                 ---------            --------
                                                                                       (In thousands)

Accounts receivable                                                               $191,714            $220,853
Notes receivable                                                                     2,026               2,120
Allowance for doubtful accounts                                                     (4,649)             (4,480)
                                                                                  --------            --------

                                                                                  $189,091            $218,493
                                                                                  ========            ========

Note 5 -       Inventories:

                                                                               December 31,          March 31,
                                                                                   2003                2004
                                                                               -----------           ---------
                                                                                       (In thousands)

Raw materials:
  Chemicals                                                                       $ 61,960            $ 31,590
  Component products                                                                 6,170               6,144
                                                                                  --------            --------
                                                                                    68,130              37,734
                                                                                  --------            --------
In process products:
  Chemicals                                                                         19,854              18,136
  Component products                                                                10,852              10,558
                                                                                  --------            --------
                                                                                    30,706              28,694
                                                                                  --------            --------
Finished products:
  Chemicals                                                                        148,047             142,950
  Component products                                                                 9,166               7,425
                                                                                  --------            --------
                                                                                   157,213             150,375
                                                                                  --------            --------

Supplies (primarily chemicals)                                                      37,064              35,772
                                                                                  --------            --------

                                                                                  $293,113            $252,575
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                              December 31,          March 31,
                                                                                  2003                 2004
                                                                              ------------          ----------
                                                                                       (In thousands)

Current:
  Employee benefits                                                                $ 48,827            $ 41,911
  Environmental costs                                                                24,956              22,149
  Deferred income                                                                     4,699               3,287
  Interest                                                                              383               8,185
  Other                                                                              51,226              51,465
                                                                                   --------            --------

                                                                                   $130,091            $126,997
                                                                                   ========            ========

Noncurrent:
  Insurance claims and expenses                                                    $ 13,303            $ 13,919
  Employee benefits                                                                   9,705               9,580
  Deferred income                                                                     1,634               1,545
  Asset retirement obligations                                                        1,670               1,584
  Other                                                                               8,596               8,217
                                                                                   --------            --------

                                                                                   $ 34,908            $ 34,845
                                                                                   ========            ========

Note 7 - Other assets:

                                                                                December 31,         March 31,
                                                                                    2003               2004
                                                                                 ---------           ---------
                                                                                       (In thousands)

Investment in affiliates:
  TIMET:
    Common stock                                                                  $ 20,357            $ 23,778
    Convertible preferred debt securities                                              265                 277
                                                                                  --------            --------
                                                                                    20,622              24,055

  TiO2 manufacturing joint venture                                                 129,010             127,187
  Other                                                                             12,186              12,271
                                                                                  --------            --------

                                                                                  $161,818            $163,513
                                                                                  ========            ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal                                                                     $ 80,000            $ 80,000
    Interest                                                                        33,102              34,400
  Other                                                                              5,490               6,218
                                                                                  --------            --------
                                                                                   118,592             120,618

  Less current portion                                                               2,026               2,120
                                                                                  --------            --------

  Noncurrent portion                                                              $116,566            $118,498
                                                                                  ========            ========

Other noncurrent assets:
  Deferred financing costs                                                        $ 10,569            $  9,812
  Refundable insurance deposit                                                       1,972               1,972
  Waste disposal site operating permits                                                982                 809
  Restricted cash equivalents                                                          488                 490
  Other                                                                             13,166              10,965
                                                                                  --------            --------

                                                                                  $ 27,177            $ 24,048
                                                                                  ========            ========

     At March 31, 2004, the Company held 1.3 million shares of TIMET with a quoted market price of $99.70 per share, or an aggregate market value of $129 million. In March 2004, TIMET announced that its board of directors had approved, subject to shareholder approval of an amendment to its certificate of incorporation, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding share of pre-split common stock. When completed, such stock split will have no financial statement impact to the Company, and the Company's ownership interest in TIMET will not change as a result of the split.

     At March 31, 2004, TIMET reported total assets of $603.3 million and stockholders' equity of $163.4 million. TIMET's total assets at March 31, 2004 include current assets of $296.0 million, property and equipment of $236.5 million and intangible assets of $5.9 million. TIMET's total liabilities at March 31, 2004 include current liabilities of $125.0 million, long-term capital lease obligations of $10.1 million, accrued OPEB and pension costs aggregating $80.5 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued its convertible preferred debt securities) of $207.5 million.

     During the first quarter of 2004, TIMET reported net sales of $120.5 million, operating income of $2.8 million and a loss before cumulative effect of a change in accounting principle of $1.7 million (2003 - net sales of $99.3 million, an operating loss of $8.1 million and a loss before cumulative effect of change in accounting principle of $13.4 million).

     In April 2004, TIMET announced that its board of directors had authorized an offer to exchange any and all of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I for shares of a newly-created Series A Convertible Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Completion of the tender offer is subject to, among other things, approval by TIMET's shareholders and effectiveness of a registration statement filed by TIMET with the SEC with respect to the Series A Preferred Stock. Dividends on the Series A shares would accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and would be convertible into shares of TIMET common stock at the rate of .2 shares of TIMET common stock per Series A share (a rate of one share of TIMET common stock per Series A share, assuming completion of the five-for-one stock split discussed above). The Series A shares would not be mandatorily redeemable, but would be redeemable at the option of TIMET in certain circumstances. Valhi has indicated it intends to tender its shares of the convertible preferred debt securities (14,700 shares) in the exchange offer, if it is commenced.

Note 8 - Other income:

                                                                                          Three months ended
                                                                                                March 31,
                                                                                        2003              2004
                                                                                        ----              ----
                                                                                            (In thousands)

Securities earnings:
  Dividends and interest                                                               $ 8,251            $8,073
  Securities transactions, net                                                             319               (25)
                                                                                       -------            ------

                                                                                         8,570             8,048

Currency transactions, net                                                              (1,694)              397
Other, net                                                                               1,726               872
                                                                                       -------            ------

                                                                                       $ 8,602            $9,317
                                                                                       =======            ======


Note 9 - Long-term debt:

                                                                                 December 31,          March 31,
                                                                                    2003                 2004
                                                                                   -------            ---------
                                                                                       (In thousands)

Valhi:
  Snake River Sugar Company                                                        $250,000            $250,000
  Bank credit facility                                                                5,000              40,000
                                                                                   --------            --------

                                                                                    255,000             290,000
                                                                                   --------            --------

Subsidiaries:
  Kronos Worldwide:
    Senior Secured Notes                                                            356,136             345,848
    European bank credit facility                                                         -              31,551
  CompX revolving bank credit facility                                               26,000              14,000
  Other                                                                                 789                 667
                                                                                   --------            --------

                                                                                    382,925             392,066
                                                                                   --------            --------

                                                                                    637,925             682,066

Less current maturities                                                               5,392              40,376
                                                                                   --------            --------

                                                                                   $632,533            $641,690
                                                                                   ========            ========


Note 10 - Accounts with affiliates:

                                                                                 December 31,         March 31,
                                                                                     2003               2004
                                                                                  ----------         ----------
                                                                                       (In thousands)

Current receivables from affiliates:
  TIMET                                                                            $     50            $   -
  Other                                                                                 267                  20
                                                                                   --------            --------

                                                                                   $    317            $     20
                                                                                   ========            ========

Noncurrent receivable from affiliate -
 loan to Contran family trust                                                      $ 14,000            $ 14,000
                                                                                   ========            ========

Payables to affiliates:
  Contran:
    Demand loan                                                                    $  7,332            $   -
    Income taxes                                                                      3,759               1,092
    Trade items                                                                       1,790               2,021
  Louisiana Pigment Company                                                           8,560               8,295
  Other, net                                                                             13                  72
                                                                                   --------            --------

                                                                                   $ 21,454            $ 11,480
                                                                                   ========            ========

Note 11 - Provision for income taxes:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In millions)

Expected tax expense                                                                $ 1.8             $ 2.1
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies                                        1.1                .6
Non-U.S. tax rates                                                                    (.5)               .1
Change in NL's deferred income tax valuation
 allowance                                                                            (.7)             (3.0)
U.S. state income taxes, net                                                           .2               -
Other, net                                                                             .1                .9
                                                                                    -----             -----

                                                                                    $ 2.0             $  .7
                                                                                    =====             =====

Comprehensive provision for income taxes allocated to:
  Income (loss) before cumulative effect of change
   in accounting principle                                                            2.0                .7
  Cumulative effect of change in accounting principle                                  .3                -
  Additional paid-in capital                                                           -                 .6
  Other comprehensive income:
    Marketable securities                                                             1.3                .1
    Currency translation                                                               .9               (.1)
    Pension liabilities                                                               -                  .1
                                                                                    -----             -----

                                                                                    $ 4.5             $ 1.4
                                                                                    =====             =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o    NL's  and  NL's  majority-owned  subsidiary,  NL  Environmental  Management
     Services, Inc. ("EMS"),1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998 and 1999 income tax returns until September 30, 2004. Based upon the course of the examination, NL anticipates that the IRS will propose a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL anticipates that settlement of this matter will likely occur in 2004, resulting in payments of federal and state taxes and interest ranging from $33 million to $45 million. Additional payments in later years may be required as part of the settlement. NL has provided adequate accruals to cover the currently expected range of settlement outcomes.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at March 31, 2004). NL has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes a substantial portion of the proposed assessment is without merit, and Kronos has filed a written response.

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

     In the first quarter of 2003, Kronos International ("KII") was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate refund of taxes and related interest to KII's German operating subsidiary of euro 103.2 million ($123.0 million), and an aggregate additional liability of taxes and related interest to KII of euro 91.9 million ($109.6 million). Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended return with respect to the 1990 tax year. Through April 2004, KII's German operating subsidiary had received net refunds of euro 16.3 million ($20.3 million when received). KII believes it will receive the net refunds of taxes and related interest for the remaining years during 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003. KII has recognized the aggregate euro 32.8 million ($38 million) benefit of such net refunds in its 2003 results of operations.

Note 12 - Minority interest:

                                                                              December 31,          March 31,
                                                                                   2003                2004
                                                                              ------------          --------
                                                                                       (In thousands)

Minority interest in net assets:
  NL Industries                                                                 $31,262             $ 33,636
  Kronos Worldwide                                                               11,076                9,686
  CompX International                                                            48,424               48,461
  Other subsidiaries of NL                                                        9,027                9,021
                                                                                -------             --------

                                                                                $99,789             $100,804
                                                                                =======             ========

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

Minority interest in income (loss) before cumulative effect of change in accounting principle:
  NL Industries                                                                     $1,448            $  636
  Kronos Worldwide                                                                     -                 681
  CompX International                                                                  175               490
  Tremont Corporation                                                                 (217)              -
  Other subsidiaries of NL                                                              24                 8
                                                                                    ------            ------

                                                                                    $1,430            $1,815
                                                                                    ======            ======

     Tremont Corporation. The Company no longer reports minority interest in Tremont's net assets or net earnings (losses) subsequent to the February 2003 mergers of Valhi and Tremont.

     Waste Control Specialists. All of Waste Control Specialists aggregate inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net losses is reported at March 31, 2004.

     Kronos Worldwide. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following NL's December 2003 distribution of a portion of the shares of Kronos common stock to its shareholders discussed in the 2003 Annual Report.

     Other subsidiaries of NL. Minority interest in NL's subsidiaries relates principally to EMS, NL's majority-owned environmental management subsidiary. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 13.

Note 13 - Commitments and contingencies:

     Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association ("LIA") have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints (the LIA discontinued its business operations in 2002). Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     Some of the Company's current and former facilities, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2004, no receivables for recoveries have been recognized.

     The exact time frame over which the Company makes payments with respect to its accrued environmental costs is unknown and is dependent upon, among other things, the timing of the actual remediation process that in part depends on factors outside the control of the Company. At each balance sheet date, the Company makes an estimate of the amount of its accrued environmental costs that will be paid out over the subsequent 12 months, and the Company classifies such amount as a current liability. The remainder of the accrued environmental costs is classified as a noncurrent liability.

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2004 is presented in the table below.

                                                                                                 Amount
                                                                                             (In thousands)


Balance at the beginning of the period                                                             $86,681
Additions charged to expense                                                                           330
Payments                                                                                            (3,985)
                                                                                                   -------

Balance at the end of the period                                                                   $83,026
                                                                                                   =======

Amounts recognized in the balance sheet at the end of the period:
  Current liability                                                                                $22,149
  Noncurrent liability                                                                              60,877
                                                                                                   -------

                                                                                                   $83,026

     NL. Some of NL's current and former facilities, including divested primary secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the CERCLA, or similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, its subsidiaries and their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At March 31, 2004, NL had accrued $74 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $108 million. NL's estimates of such liabilities have not been discounted to present value, and NL has not recognized any insurance recoveries in 2004.

     At March 31, 2004, there are approximately 15 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At March 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated statements of cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.2 million at March 31, 2004) to cover its share of probable and reasonably estimable environmental obligations. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2006. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at March 31, 2004 for any such cost. The amount accrued at March 31, 2004 represents Tremont's best estimate of the costs to be incurred through 2006 with respect to the interim remediation measures.

     TIMET. At March 31, 2004, TIMET had accrued approximately $3.9 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $8.6 million.

     Other. The Company has also accrued approximately $6.7 million at March 31, 2004 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably estimable costs for such matters.

     Other litigation.

     The court has scheduled a hearing in August 2004 on plaintiffs' application for fees and expenses in the previously-reported In re Tremont Corporation Shareholders Litigation.

     In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against Kronos and fines ranging aggregating less than euro 40,000 against various employees of Kronos in the previously-reported matter concerning fatalities at Kronos' Belgian facility. Kronos and the individuals will appeal the ruling.

     Reference is made to the 2003 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 465 of these cases involving a total of approximately 30,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,400 are represented by eight cases pending in Mississippi state courts. NL has not accrued any amounts for this litigation because liability that may result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Other matters

     TIMET is the primary obligor on two workers' compensation bonds, each having a maximum obligation of $1.5 million, issued on behalf of a former subsidiary that TIMET sold in 1989. The bonds were provided as part of the conditions imposed on the former subsidiary in order to self-insure its workers' compensation obligations. The former subsidiary filed for Chapter 11 bankruptcy protection in July 2001, and discontinued payment on the underlying workers' compensation claims in November 2001. During 2002 and 2003, TIMET received notices that the issuers of the bonds were required to make payments on the bonds for applicable claims and were requesting reimbursement from TIMET. Through March 31, 2004, TIMET has reimbursed the issuer approximately $900,000 under these bonds, and $1.1 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

Note 14 - Employee benefit plans:

     Defined benefit plans. The Company maintains various U.S. and foreign defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The components of net periodic defined benefit pension cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2003                 2004
                                                                                  ----                 ----
                                                                                       (In thousands)

Service cost benefits                                                             $ 1,298             $ 1,669
Interest cost on projected benefit obligations                                      4,864               5,497
Expected return on plan assets                                                     (5,332)             (5,266)
Amortization of prior service cost                                                     87                 141
Amortization of net transition obligations                                            172                 143
Recognized actuarial losses                                                           602               1,078
                                                                                  -------             -------

                                                                                  $ 1,691             $ 3,262
                                                                                  =======             =======

     Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. The components of net periodic OPEB cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2003                2004
                                                                                  ----                ----
                                                                                       (In thousands)

Service cost                                                                        $  35               $  57
Interest cost                                                                         700                 660
Amortization of prior service credit                                                 (519)               (255)
Recognized actuarial losses                                                             8                  45
                                                                                    -----               -----

                                                                                    $ 224               $ 507
                                                                                    =====               =====

Note 15 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

General

     The Company reported income before cumulative effect of change in accounting principle of $3.4 million, or $.03 per diluted share, in the first quarter of 2004 compared to income of $1.6 million, or $.01 per diluted share, in the first quarter of 2003.

     The increase in the Company's diluted earnings per share from the first quarter of 2003 compared to the first quarter of 2004 is due primarily to the net effects of (i) lower chemicals operating income, (ii) higher component products operating income, (iii) a higher operating loss in the Company's waste management segment and (iv) lower environmental remediation and legal expenses of NL. The Company currently believes its net income in 2004 will be lower than 2003 due primarily to lower expected chemicals operating income.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Annual Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 7 -
"Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2003 and 2004 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003 and were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004.

                                                                               Three months ended
                                                                                     March 31,               %
                                                                              2003            2004        Change
                                                                                (In $ millions)

Net sales                                                                   $253.0          $263.3            +4%
Operating income                                                              30.7            22.2           -27%

Ti02 data:
  Sales volumes*                                                             118             118
  Production volumes*                                                        117             117

  Percentage change in Ti02 average selling prices:
    Using actual foreign currency exchange rates                                                              +4%
    Impact of changes in foreign currency
     exchange rates                                                                                           -8%
                                                                                                             ----

    In billing currencies                                                                                     -4%
                                                                                                             ====

* Thousands of metric tons

     Kronos' sales increased $10.3 million (4%) in the first quarter of 2004 compared to the first quarter of 2003 as the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $21 million (as further discussed below), more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2004 were 4% lower than the first quarter of 2003. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2004 increased 4% compared to the first quarter of 2003.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 4% increase in Kronos' average TiO2 selling prices during the first quarter of 2004 as compared to the first quarter of 2003 using actual foreign currency exchange rates prevailing during the respective period (the GAAP measure) and the 4% decrease in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Despite the increase in sales, chemicals operating income decreased in the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the lower average TiO2 selling prices. Kronos' TiO2 sales volumes in the first quarter of 2004 approximated Kronos' TiO2 sales volumes in the first quarter of 2003. Kronos' TiO2 production volumes in the first quarter of 2004 also approximated Kronos' TiO2 production volumes in the first quarter of 2003, with operating rates near full capacity in both periods.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the first quarter of 2004 by a net approximately $21 million compared to the first quarter of 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2004 compared to the same period of 2003. Overall, the net impact of currency exchange rate fluctuations did not significantly impact Kronos' operating income in the first quarter of 2004 as compared to the first quarter of 2003.

     Kronos expects its TiO2 sales and production volumes in calendar 2004 will be higher as compared to 2003. Kronos' average TiO2 selling prices, which declined during the second half of 2003 and first quarter of 2004, are expected to cease to decline sometime during the second quarter of 2004, and should rise thereafter. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003. Overall, Kronos expects it chemicals operating income in 2004 will be lower than 2003. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $3.6 million in the first quarter of 2003 and $4.0 million in the first quarter of 2004.

Component products

                                                                               Three months ended
                                                                                     March 31,               %
                                                                              2003            2004        Change
                                                                             ------          ------       ------
                                                                                 (In millions)

Net sales                                                                    $51.0           $53.1            +4%
Operating income                                                               1.3             2.9          +120%

     Component products sales were higher in the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the favorable effect of fluctuations in foreign currency exchange rates, which increased net sales by $2.5 million in the first quarter of 2004 as compared to the same period in 2003. Component products sales comparisons were also impacted by higher sales volumes of security products, lower sales volumes of slide products in the European market and the effect of price increases for certain slide products.

     During the first quarter of 2004, sales of slide and security products increased 7% and 2%, respectively, as compared to the first quarter of 2003, while sales of ergonomic products decreased 3%. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons were favorably impacted by the effect of certain cost reduction efforts undertaken in 2002 and 2003, including retooling of CompX's facility in Michigan, consolidating of CompX's two Canadian facilities into one facility and restructuring CompX's operations in the Netherlands. In addition, operating income comparisons were also favorably impacted by relative changes in product mix of security products, the price increases for certain slide products and expenses of approximately $400,000 incurred during the first quarter of 2003 associated with the consolidation of the two Canadian facilities into one facility.

     CompX has substantial operations and assets located outside the United States in Canada, the Netherlands and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with the same period in 2003. Currency exchange rate fluctuations did not significantly impact component products operating income comparisons for the same periods.

     CompX expects that weak market conditions will continue in the office furniture market, the primary end-market for CompX's products, during 2004. Competitive pricing pressures are expected to continue to be a challenge as foreign manufacturing, particularly in China, gains market share. CompX has responded to the competitive pricing pressure in part by reducing production costs through product reengineering or improvements in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. However, in some cases CompX has determined to forgo sales in response to the competitive pricing pressures. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales to the office furniture industry and to develop value-added customer relationships with additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results. CompX currently expects to realize annual cost savings of $3.5 million to $4 million as the result of the headcount reduction implemented during 2003 in its Netherlands operations. However, CompX continues with its ongoing strategic analysis of the operations, and additional actions could be taken in the future that could result in charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to more effectively concentrate on both new product and new customer opportunities to improve its profitability.

Waste management

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                          2003            2004
                                                                                          ----            ----
                                                                                              (In millions)

Net sales                                                                                 $ 1.4          $  .8
Operating loss                                                                             (2.0)          (3.2)

     Waste management sales decreased, and its operating loss increased, in the first quarter of 2004 compared to the first quarter of 2003 due to continued weak demand for waste management services and higher expenses associated with recent permitting efforts to expand low-level and mixed low-level radioactive waste disposal capabilities and the enhancement of the operating management team. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business that, if obtained, could increase its sales, and decrease its operating loss, in 2004 as compared to 2003.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed-level radioactive wastes. The waste management industry currently is experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also has resulted in weak demand for Waste Control Specialists' waste management services. These factors have led to reduced  demand and  increased  downward  price  pressure  for waste  management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed low-level radioactive wastes.

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists currently expects to apply for such a disposal license with the applicable regulatory agency by the application deadline of August 6, 2004. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists is continuing its efforts to increase its sales volumes from waste streams that conform to authorizations it currently has in place. Waste Control Specialists is also continuing to identify certain waste streams, and attempting to obtain modifications to its current permits, that would allow for treatment, storage and disposal of additional types of wastes. The ability of Waste Control Specialists to achieve increased sales volumes of these waste streams, together with improved operating efficiencies through further cost reductions and increased capacity utilization, are important factors in Waste Control Specialists' ability to achieve improved cash flows. The Company currently believes Waste Control Specialists can become a viable, profitable operation, even if Waste Control Specialists is unsuccessful in obtaining a license for the disposal of a broad range of low-level and mixed low-level radioactive wastes. However, there can be no assurance that Waste Control Specialists' efforts will prove successful in improving its cash flows. Valhi has in the past, and may in the future, consider strategic alternatives with respect to Waste Control Specialists. There can be no assurance that the Company would not report a loss with respect to any such strategic transaction.

Equity in earnings of TIMET

                                                                                         Three months ended
                                                                                               March 31,
                                                                                       2003            2004
                                                                                       ----            ----
                                                                                           (In millions)

TIMET historical:
  Net sales                                                                            $ 99.3         $120.5
                                                                                       ======         ======

  Operating income (loss)                                                              $ (8.1)        $  2.8
  Other general corporate, net                                                            (.4)            .8
  Interest expense                                                                       (4.2)          (4.3)
                                                                                       ------         ------

                                                                                        (12.7)           (.7)

  Provision for income taxes                                                              (.5)           (.6)
  Minority interest                                                                       (.2)           (.4)
                                                                                       ------         ------

    Loss before cumulative effect of change in
     accounting principle                                                              $(13.4)        $ (1.7)
                                                                                       ======         ======

Equity in earnings (losses) of TIMET                                                   $ (2.8)        $   .4
                                                                                       ======         ======

     TIMET reported higher sales in the first quarter of 2004 as compared to the first quarter of 2003, and TIMET improved from an $8.1 million operating loss in the 2003 period to operating income of $2.8 million in the 2004 period. TIMET's operating results improved due in part to a 44% increase in sales volumes of melted products (ingot and slab) and a 26% increase in sales volumes of mill products, offset in part by the unfavorable effect of a 6% decline in average selling prices for melted products and a 3% decline in average selling prices for mill products. The increase in sales volumes for melted products is principally the result of new customer relationships and market share gains. The decline in average selling prices for mill products was impacted in part by the negative affect of changes in product mix and the favorable effect of the weakening of the U.S. dollar compared to the British pound sterling and the euro.

     TIMET's operating results in 2004 include $1.9 million of income related to a change in TIMET's vacation policy. TIMET's operating results comparisons were also favorably impacted by improved plant operating rates, which increased from 52% in the first quarter of 2003 to 72% in the first quarter of 2004, and TIMET's continued cost management efforts.

     TIMET currently expects sales revenues for the full year 2004 will range from $460 million to $480 million. Melted product sales volumes for the full year 2004 are expected to approximate 4,950 metric tons, and mill product sales volumes for the full year 2004 are expected to approximate 11,350 metric tons. These increases reflect expected volume improvements in all key markets - commercial and military aerospace, industrial and emerging.

     TIMET  currently  expects its  production  volumes  will remain  relatively stable throughout the remainder of 2004, resulting in overall capacity utilization during 2004 of approximately 70% to 75% (as compared to 72% in the first quarter of 2004). TIMET's backlog of unfilled orders was approximately $220 million at March 31, 2004, up from $180 million at December 31, 2003 and $165 million at March 31, 2003. Substantially all the March 31, 2004 backlog is scheduled to ship within the next 12 months. TIMET's order backlog may not be a reliable indicator of future business activity.

     TIMET's operating costs are affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost of titanium sponge manufactured at TIMET's Nevada facility is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reaches full capacity. TIMET expects the aggregate cost of its purchased sponge will increase through the remainder of 2004. TIMET is experiencing higher prices for certain types of scrap and energy costs, and TIMET expects those costs will continue to increase throughout 2004. TIMET recently announced an increase in prices on all non-contract titanium mill and melted products in an effort to offset the effects of such increased raw material and energy costs.

     Based on anticipated sales volumes, production levels and continued focus on cost management opportunities, somewhat offset by the anticipated continued increases in scrap and energy costs and adverse changes in product mix, TIMET expects its full year 2004 gross margin will range from 8% to 10% of its net sales. TIMET's selling, general, administrative and development expenses for 2004 are expected to be higher compared to 2003, in part due to potential employee profit sharing payouts based upon TIMET's currently projected full year return on equity.

     TIMET currently anticipates that it will receive orders from Boeing for about 1.5 million pounds of product during 2004. At this projected order level, TIMET expects to recognize about $23 million of income in 2004 under the Boeing LTA's take-or-pay provisions, substantially all of which would be recognized during the second half of 2004.

     TIMET currently expects its operating income in 2004 will be between $16 million and $26 million, and TIMET currently expects its full year net income for 2004 will range between breakeven and $10 million. Such current expectations do not reflect any potential effects that might result from the completion of TIMET's offer to exchange its convertible preferred debt securities for shares of TIMET's Series A Preferred Stock discussed in Note 7 to the Consolidated Financial Statements.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $2.5 million and $1.2 million in the first quarter of 2003 and 2004, respectively.

     In March 2004, TIMET announced that its board of directors had approved, subject to shareholder approval of an amendment to its certificate of incorporation, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding share of pre-split common stock. When completed, such stock split will have no financial statement impact to the Company, and the Company's ownership interest in TIMET will not change as a result of the split.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased slightly in the first quarter of 2004 compared to the first quarter of 2003 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2004 compared to same periods in 2003 due primarily to a lower amount of funds available for investment and lower average interest rates.

     General corporate expenses. Net general corporate expenses in the first quarter of 2004 were lower than the first quarter of 2003 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in 2004 are currently expected to continue to be lower than 2003 due to lower expected environmental remediation expenses of NL. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including KII's euro 285 million 8.875% Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2004 was higher than the same period in 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $1.1 million during the first quarter of 2004 as compared to the first quarter of 2003. Assuming no significant change in interest rates or foreign currency exchange rates from current levels, interest expense in 2004 is expected to be slightly higher than interest expense in 2003.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements.

     During the first quarter of 2004, NL reduced its deferred income tax asset valuation allowance by approximately $3.0 million, primarily as a result of utilization of certain income tax attributes for which the benefit had not previously been recognized.

     At March 31, 2004, Kronos had the equivalent of $606 million of income tax loss carryforwards in Germany with no expiration date. However, Kronos has provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards because Kronos currently believes they do not meet the "more-likely-than-not" recognition criteria. Kronos periodically evaluates the "more-likely-than-not" recognition criteria with respect to such tax loss carryforwards, and it is possible that in the future Kronos may conclude such carryforwards do meet the recognition criteria, at which time Kronos would reverse all or a portion of such deferred tax valuation allowance.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004. While the new law did not significantly affect Kronos' income tax expense and cash tax payments in the first quarter of 2004, it could have a significant affect in the future depending on the level of income earned in Germany.

     Minority interest. See Note 12 to the Consolidated Financial Statements. Following completion of the merger transactions in which Tremont became wholly owned by Valhi in February 2003, the Company no longer reports minority interest in Tremont's net assets or earnings. The Company commenced recognizing minority interest in Kronos' net assets and earnings in December 2003 following NL's distribution of a portion of the shares of Kronos common stock to its shareholders.

     Minority interest in NL's other subsidiaries relates principally to EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes, and all of Waste Control Specialists future net income or net losses will also accrue to the Company until Waste Control Specialists reports positive equity attributable to the other owner. Accordingly, no minority interest in Waste Control Specialists' net assets or net earnings (losses) is reported during the first quarter of 2003 or 2004, or as of December 31, 2003 and March 31, 2004.

     Accounting principle newly adopted in 2004. See Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated cash flows

     Summary. The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by subsidiaries and affiliates of the Company) or (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     At March 31, 2004, the Company's third-party indebtedness aggregated $682 million, of which about 94% has a maturity date on or after January 1, 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated in 2004 will be required to be used to repay indebtedness during 2004.

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense and asset impairment charges. Non-cash interest expense relates principally to NL and consists of amortization of deferred financing costs.

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

     Certain other items included in the determination of net income have no impact on cash flows from operating activities, but such items do impact cash flows from investing activities (although their impact on such cash flows differs from their impact on net income). For example, realized gains and losses from the disposal of long-lived assets are included in the determination of net income, although the proceeds from any such disposal are shown as part of cash flows from investing activities.

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

     Cash flows from operating activities increased from a $14.9 million use of cash in the first quarter of 2003 to $5.7 million of cash provided in the first quarter of 2004. This $20.6 million increase was due primarily to the net effect of (i) higher net income of $1.2 million, (ii) higher depreciation expense of $2.2 million, (iii) higher distributions from NL's TiO2 manufacturing joint venture of $1.8 million, (iv) lower equity in losses of TIMET of $3.1 million,
(v) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $7.2 million and (vi) lower cash paid for income taxes of $19.7 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

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

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                            (In millions)

Cash provided (used) by operating activities:
  NL/Kronos                                                                         $(12.4)            $ 13.4
  CompX                                                                                1.5                3.4
  Waste Control Specialists                                                           (1.1)              (2.2)
  Valhi Parent                                                                         7.6                9.7
  Other                                                                                 .1                (.5)
  Eliminations                                                                       (10.6)             (18.1)
                                                                                    ------             ------

                                                                                    $(14.9)            $  5.7
                                                                                    ======             ======


     Investing and financing activities. Approximately 71% of the Company's consolidated capital expenditures in the first quarter of 2004 relate to NL, 10% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first quarter of 2004, Valhi purchased shares of Kronos common stock in market transactions for $11.8 million.

     During the first quarter of 2004, Valhi repaid a net $7.3 million of its short-term demand loans from Contran and borrowed a net $35.0 million under its revolving bank credit facility, (ii) CompX repaid a net $12 million under its revolving bank credit facility and (iii) Kronos borrowed a net aggregate of euro 26 million ($32 million when borrowed) of borrowings under its European revolving bank credit facility.

     At March 31, 2004, unused credit available under existing credit facilities approximated $198.4 million, which was comprised of: CompX - $33.5 million under its new revolving credit facility; Kronos - $66.6 million under its European credit facilities, $9.7 million under its Canadian credit facility and $45.0 million under its U.S. credit facility; and Valhi - $43.9 million under its revolving bank credit facility.

     Provisions contained in certain of the Company's credit agreements could result in the acceleration of the applicable indebtedness prior to its stated maturity for reasons other than defaults from failing to comply with typical financial covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined) of the borrower. The terms of Valhi's revolving bank credit facility could require Valhi to either reduce outstanding borrowings or pledge additional collateral in the event the fair value of the existing pledged collateral falls below specified levels. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Other than operating leases discussed in the 2003 Annual Report, neither Valhi nor any of its subsidiaries or affiliates are parties to any off-balance sheet financing arrangements.

Chemicals - Kronos

     At March 31, 2004, Kronos had cash, cash equivalents and marketable debt securities of $93.7 million, including restricted balances of $3.3 million, and Kronos had approximately $121 million available for borrowing under its U.S., Canadian and European credit facilities.

     At March 31, 2004, Kronos' outstanding debt was comprised of (i) $345.8 million related to KII's Senior Secured Notes, (ii) $31.6 million outstanding under KII's European bank revolver and (iii) approximately $400,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to NL due in 2010 which is eliminated in the Company's consolidated financial statements.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volume and customer demand, among other things, could significantly affect the liquidity of Kronos.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 13 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

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

NL Industries

     At March 31, 2004, NL (exclusive of Kronos) had cash, cash equivalents and marketable debt securities of $46.6 million, including restricted balances of $25.4 million. Of such restricted balances, $19 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $200 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL. In March 2004, NL paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock. Approximately 345,100 shares, or approximately .7% of Kronos' outstanding common stock, were distributed.

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

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2004, CompX held contracts maturing through May 2004 to exchange an aggregate of U.S. $3.0 million for an equivalent amount of Canadian dollars at an exchange rates ranging from Cdn. $1.33 to Cdn. $1.34 per U.S. dollar. At March 31, 2004 the actual exchange rate was Cdn. $1.33 per U.S. dollar.

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

Waste management - Waste Control Specialists

     At March 31, 2004, Waste Control Specialists' indebtedness consisted principally of $34.5 million of borrowings owed to a wholly-owned subsidiary of Valhi, all of which matures in March 2005 (December 31, 2003 intercompany indebtedness - $30.9 million). The additional borrowings during the first quarter of 2004 were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2004 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At March 31, 2004, TIMET had $134 million of borrowing availability under its various U.S. and European credit agreements. During the first quarter of 2004, TIMET amended its U.S. credit facility to remove the equipment component from the determination of TIMET's borrowing availability. This amendment effectively reduced TIMET's current borrowing availability in the U.S. by $12 million. However, TIMET can regain this availability, upon request, by completing an updated equipment appraisal. TIMET presently expects to use $4 million to $14 million in cash flows from operations during 2004, reflecting in part the resumption of paying distributions on the convertible preferred debt securities, as discussed below. TIMET received the 2004 advance of $27.9 million from Boeing in January 2004.

     See Note 13 to the Consolidated Financial Statements for certain legal proceedings, environmental matters and other contingencies associated with TIMET. While TIMET currently believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on TIMET's consolidated financial position, liquidity or overall trends in results of operations, all such matters are subject to inherent uncertainties. Were an unfavorable outcome to occur in any given period, it is possible that it could have a material adverse impact on TIMET's consolidated results of operations or cash flows in a particular period.

     At March 31, 2004, a wholly-owned subsidiary of TIMET had issued 4,024,820 shares outstanding of its 6.625% convertible preferred debt securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred debt securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions continued to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. In April 2004, TIMET paid all previously-deferred distributions with respect to the convertible preferred debt securities and announced it would pay the next scheduled distribution in June 2004.

     In April 2004, TIMET announced that its board of directors had approved, subject to shareholder approval of an amendment to its certificate of incorporation, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding share of pre-split common stock. When completed, such stock split will have no financial statement impact to the Company, and the Company's ownership interest in TIMET will not change as a result of the split.

     In April 2004, TIMET announced that its board had authorized a tender offer in which TIMET would offer to exchange any and all of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I for shares of a new Series A Preferred Stock of TIMET at the rate of 1 share of Series A Preferred Stock for each convertible preferred debt security. Completion of the tender offer is subject to, among other things, approval by TIMET's shareholders and effectiveness of a registration statement filed by TIMET with the SEC with respect to the Series A Preferred Stock. Dividends on the Series A shares would accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and would be convertible into shares of TIMET common stock at the rate of .2 shares of TIMET common stock per Series A share (a rate of 1 share of TIMET common stock per Series A share, assuming completion of the five-for-one stock split discussed above). The Series A shares would not be mandatorily redeemable, but would be redeemable at the option of TIMET in certain circumstances. Valhi has indicated it intends to tender its shares of the convertible preferred debt securities (14,700 shares) in the tender offer, if it is commenced.

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

Tremont LLC

     See Note 13 to the Consolidated Financial Statements for certain legal proceedings and environmental matters with respect to Tremont.

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, collateralized by 10.2 million shares of NL common stock and
5.1 million shares of Kronos common stock owned by Tremont. The new facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At March 31, 2004, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 21.2 million shares of Kronos held directly or indirectly by Valhi at March 31, 2004 (including 5.2 million held by Tremont LLC, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual dividends from Kronos of $21.2 million. NL, which paid regular quarterly cash dividends of $.20 per share in 2003, paid its first quarter 2004 regular quarterly dividend of $.20 per share in the form of shares of Kronos common stock. CompX suspended its regular quarterly dividend in the second quarter of 2003. The Company does not currently expect to receive any distributions from Waste Control Specialists during 2004.

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

     At March 31, 2004, Valhi had $8.5 million of parent level cash and cash equivalents and had $40 million outstanding under its revolving bank credit agreement. In addition, Valhi had $43.9 million of borrowing availability under its $85 million revolving bank credit facility.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At March 31, 2004, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $34.4 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.9 million in 2004) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

Non-GAAP financial measure

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements and to the 2003 Annual Report for descriptions of certain legal proceedings.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In March 2004, the court denied defendants' renewed motion to dismiss and motion for summary judgment.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). With respect to the ten plaintiffs transferred by the trial court to Holmes County, in April 2004 the parties jointly petitioned the Mississippi Supreme Court to transfer the plaintiffs to their appropriate venues. The October 2004 trial date in Jefferson County has been stayed pending plaintiffs' appeal to the Mississippi Supreme Court of the denial of their motion to add additional defendants.

     Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In March 2004, defendants filed a motion to sever one of the plaintiffs. In March 2004, the court stayed the case, thus delaying the June 2004 trial date, pending a decision on the motion to sever, which is on appeal to the Mississippi Supreme Court.

     Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002). In March 2004, NL filed a motion to dismiss based on plaintiffs' failure to provide discovery.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). In March 2004, plaintiffs dropped their motion to remand.

     Cole, et al. v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)). In April 2004, the plaintiffs voluntarily dismissed NL with prejudice from this case.

     Crawford, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-304); Barr, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-305); Brewer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-306); Kloer, et al. v. ASARCO Incorporated, et al. (Case No. CJ-03-307); Rhoten, et al. v. ASARCO
Incorporated, et al. (Case No. CJ-03-308; and Nowlin, et al. v. ASARCO Incorporated, et al. (Case No. CJ-2003-342)(all in the District Court in and for Ottawa County, State of Oklahoma). In April 2004, the plaintiffs voluntarily dismissed NL with prejudice from these cases.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). NL has answered the complaint and denied all of the plaintiffs' allegations.

     Evans v. Asarco (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)). NL has answered the complaint and denied all of the plaintiffs' allegations.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               10.1 - Intercorporate Services Agreement between Contran
                      Corporation and Valhi, Inc. effective as of January 1, 2004.

               31.1 - Certification

               31.2 - Certification

               32.1 - Certification.


     The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Valhi will also furnish, without charge, a copy of its Code of Business Conduct and Ethics and its Audit Committee Charter, each as adopted by the board of directors on February 26, 2004, upon request. Such requests should be directed to the attention of Valhi's Corporate Secretary at Valhi's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended March 31, 2004.

               February 27, 2004 - Reported Item 9. February 27, 2004 - Reported Items 9 and 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALHI, INC.
                                          (Registrant)



Date   May 10, 2004   By /s/ Bobby D. O'Brien
     ----------------    ------------------------------
                             Bobby D. O'Brien
                             Vice President, Chief Financial
                             Officer and Treasurer
                             (Principal Financial Officer)



Date   May 10, 2004           By /s/ Gregory M. Swalwell
     -----------------           ------------------------------
                                     Gregory M. Swalwell
                                     Vice President and Controller
                                     (Principal Accounting Officer)