Form 10-Q
period 2004-06-30
VALHI INC /DE/
filed 2004-08-06
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June 30, 2004           Commission file number 1-5467
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



Number of shares of the Registrant's  common stock outstanding on July 31, 2004:
119,470,878.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2003 and June 30, 2004                     3

                 Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 2003 and 2004                                  5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2003 and 2004                 6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2003 and 2004                 7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2004                          9

                 Notes to Consolidated Financial Statements              10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   28

  Item 4.        Controls and Procedures                                 49

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                      51

  Item 4.        Submission of Matters to Vote of Security Holders       52

  Item 6.        Exhibits and Reports on Form 8-K.                       52

                                            VALHI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


              ASSETS                                                             December 31,          June 30,
                                                                                     2003                2004
                                                                                  ----------         -----------

Current assets:
  Cash and cash equivalents                                                       $  103,394          $  141,640
  Restricted cash and cash equivalents                                                19,348              11,281
  Marketable securities                                                                6,147               9,121
  Accounts and other receivables                                                     189,091             237,074
  Refundable income taxes                                                             37,712               1,350
  Receivable from affiliates                                                             317                 796
  Inventories                                                                        293,113             235,340
  Prepaid expenses                                                                    10,635               5,964
  Deferred income taxes                                                               14,435              12,975
                                                                                  ----------          ----------

      Total current assets                                                           674,192             655,541
                                                                                  ----------          ----------

Other assets:
  Marketable securities                                                              176,941             179,492
  Investment in affiliates                                                           161,818             159,164
  Receivable from affiliate                                                           14,000              12,000
  Loans and other receivables                                                        116,566             116,751
  Unrecognized net pension obligations                                                13,747              13,426
  Goodwill                                                                           377,591             386,061
  Other intangible assets                                                              3,805               3,495
  Deferred income taxes                                                                  351             180,053
  Other                                                                               27,177              28,166
                                                                                  ----------          ----------

      Total other assets                                                             891,996           1,078,608
                                                                                  ----------          ----------

Property and equipment:
  Land                                                                                35,557              34,744
  Buildings                                                                          217,744             210,626
  Equipment                                                                          805,081             794,814
  Mining properties                                                                   34,330              33,552
  Construction in progress                                                            11,297              17,385
                                                                                  ----------          ----------
                                                                                   1,104,009           1,091,121
  Less accumulated depreciation                                                      465,851             490,500
                                                                                  ----------          ----------

      Net property and equipment                                                     638,158             600,621
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,334,770
                                                                                  ==========          ==========

                                            VALHI, INC. AND SUBSIDIARIES

                                                   (In thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY                                           December 31,          June 30,
                                                                                     2003                 2004
                                                                                  ------------       -------------

Current liabilities:
  Current maturities of long-term debt                                            $    5,392          $   50,232
  Accounts payable                                                                   118,781              82,954
  Accrued liabilities                                                                130,091             121,809
  Payable to affiliates                                                               21,454              13,464
  Income taxes                                                                        13,105               8,533
  Deferred income taxes                                                                3,941              22,713
                                                                                  ----------          ----------

      Total current liabilities                                                      292,764             299,705
                                                                                  ----------          ----------

Noncurrent liabilities:
  Long-term debt                                                                     632,533             598,822
  Accrued pension costs                                                               90,517              88,481
  Accrued OPEB costs                                                                  37,410              35,567
  Accrued environmental costs                                                         61,725              61,027
  Deferred income taxes                                                              294,966             163,649
  Other                                                                               34,908              35,532
                                                                                  ----------          ----------

      Total noncurrent liabilities                                                 1,152,059             983,078
                                                                                  ----------          ----------

Minority interest                                                                     99,789             145,929
                                                                                  ----------          ----------

Stockholders' equity:
  Common stock                                                                         1,340               1,340
  Additional paid-in capital                                                          99,048              98,625
  Retained earnings                                                                  639,463             891,624
  Accumulated other comprehensive income:
    Marketable securities                                                             85,124              86,837
    Currency translation                                                              (3,573)            (11,009)
    Pension liabilities                                                              (59,154)            (58,845)
  Treasury stock                                                                    (102,514)           (102,514)
                                                                                  ----------          ----------

      Total stockholders' equity                                                     659,734             906,058
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,334,770
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                                            VALHI, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share data)

                                                                Three months ended             Six months ended
                                                                     June 30,                      June 30,
                                                               2003           2004           2003            2004
                                                               ----           ----           ----            ----

Revenues and other income:
  Net sales                                                $317,393       $ 353,857      $622,779       $ 671,088
  Other, net                                                  8,221          16,719        16,823          26,036
                                                           --------       ---------      --------       ---------

                                                            325,614         370,576       639,602         697,124
                                                           --------       ---------      --------       ---------
Costs and expenses:
  Cost of sales                                             245,505         278,162       481,604         529,660
  Selling, general and administrative                        67,042          51,286       123,387         105,350
  Interest                                                   14,710          15,055        29,129          30,660
                                                           --------       ---------      --------       ---------

                                                            327,257         344,503       634,120         665,670
                                                           --------       ---------      --------       ---------

                                                             (1,643)         26,073         5,482          31,454
Equity in earnings of:
  Titanium Metals Corporation ("TIMET")                      (1,106)          2,146        (3,880)          2,512
  Other                                                        (184)            (21)          500             115
                                                           --------       ---------      --------       ---------

    Income (loss) before income taxes                        (2,933)         28,198         2,102          34,081

Income tax benefit                                          (25,381)       (283,204)      (23,372)       (282,534)

Minority interest in after-tax earnings                       4,669          47,738         6,099          49,553
                                                           --------       ---------      --------       ---------

    Income before cumulative effect of
     change in accounting principle                          17,779         263,664        19,375         267,062

Cumulative effect of change in
 accounting principle                                          -               -              586            -
                                                           --------       ---------      --------       ------

    Net income                                             $ 17,779       $ 263,664      $ 19,961       $ 267,062
                                                           ========       =========      ========       =========

Basic and diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle                          $    .15       $   2.19       $    .16       $   2.22
  Cumulative effect of change in
   accounting principle                                        -              -               .01           -
                                                           --------       --------       --------       -----

    Net income                                             $    .15       $   2.19       $    .17       $   2.22
                                                           ========       ========       ========       ========

Cash dividends per share                                   $    .06       $    .06       $    .12       $    .12
                                                           ========       ========       ========       ========

Shares used in the calculation of per share amounts:
  Basic earnings per common share                           120,165        120,193        119,225        120,192
  Dilutive impact of outstanding stock
   options                                                      167            146            153            222
                                                           --------       --------       --------       --------

  Diluted earnings per share                                120,332        120,339        119,378        120,414
                                                           ========       ========       ========       ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                                         2003              2004
                                                                                         ----              ----

Net income                                                                             $19,961          $267,062
                                                                                       -------          --------

Other comprehensive income (loss), net of tax:
  Marketable securities adjustment                                                         987             1,713

  Currency translation adjustment                                                       19,874            (7,436)

  Pension liabilities adjustment                                                          (259)              309
                                                                                       -------          --------

    Total other comprehensive income (loss), net                                        20,602            (5,414)
                                                                                       -------          --------

      Comprehensive income                                                             $40,563          $261,648
                                                                                       =======          ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)



                                                                                               2003           2004
                                                                                               ----           ----


Cash flows from operating activities:
  Net income                                                                                 $ 19,961      $ 267,062
  Depreciation and amortization                                                                35,531         38,981
  Securities transactions, net                                                                   (537)            25
  Proceeds from disposal of marketable securities (trading)                                        50              -
  Noncash:
    Interest expense                                                                            1,176          1,306
    Defined benefit pension expense                                                            (1,249)           227
    Other postretirement benefit expense                                                       (1,950)        (1,867)
  Deferred income taxes                                                                       (22,163)      (289,402)
  Minority interest                                                                             6,099         49,553
  Other, net                                                                                   (1,297)           895
  Equity in:
    TIMET                                                                                       3,880         (2,512)
    Other                                                                                        (500)          (115)
  Cumulative effect of change in accounting principle                                            (586)             -
  Distributions from:
    Manufacturing joint venture, net                                                              800          8,300
    Other                                                                                        -                53
  Change in assets and liabilities:
    Accounts and other receivables                                                            (32,773)       (54,492)
    Inventories                                                                                25,292         52,614
    Accounts payable and accrued liabilities                                                  (10,556)       (41,236)
    Accounts with affiliates                                                                   16,659         (1,989)
    Income taxes                                                                              (23,928)        27,492
    Other, net                                                                                  5,354          2,001
                                                                                             --------       --------

        Net cash provided by operating activities                                              19,263         56,896
                                                                                             --------       --------

Cash flows from investing activities:
  Capital expenditures                                                                        (18,372)       (16,527)
  Purchases of:
    Kronos common stock                                                                          -           (16,158)
    TIMET common stock                                                                           (977)             -
    TIMET debt securities                                                                        (158)             -
  Collection of loans to affiliate                                                              2,000          2,000
  Change in restricted cash equivalents, net                                                      695          2,468
  Other, net                                                                                    1,272          2,938
                                                                                             --------       --------

        Net cash used by investing activities                                                 (15,540)       (25,279)
                                                                                             --------       --------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2003 and 2004

                                 (In thousands)


                                                                                        2003              2004
                                                                                        ----              ----

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                        $ 22,106         $ 147,220
    Principal payments                                                                 (16,293)         (126,165)
    Deferred financing costs paid                                                         (416)              (28)
  Loans from affiliate:
    Loans                                                                                4,594            18,394
    Repayments                                                                         (15,043)          (24,430)
  Valhi dividends paid                                                                 (14,898)          (14,901)
  Distributions to minority interest                                                    (3,531)           (1,744)
  Issuance of NL common stock                                                              175             8,354
  Other, net                                                                                78               410
                                                                                      --------         ---------

      Net cash provided (used) by financing activities                                 (23,228)            7,110
                                                                                      --------         ---------

Cash and cash equivalents - net change from:
  Operating, investing and financing activities                                        (19,505)           38,727
  Currency translation                                                                   1,934              (481)
Cash and equivalents at beginning of period                                             94,679           103,394
                                                                                      --------         ---------

Cash and equivalents at end of period                                                 $ 77,108         $ 141,640
                                                                                      ========         =========


Supplemental disclosures - cash paid (received) for:
  Interest, net of amounts capitalized                                                $ 29,370         $  29,560
  Income taxes, net                                                                      8,886           (20,489)

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2004

                                 (In thousands)


                                                  Accumulated other comprehensive income
                                       Additional    --------------------------------                             Total
                                Common  paid-in      Retained  Marketable   Currency    Pension     Treasury   stockholders'
                                stock   capital      earnings  securities translation liabilities     stock       equity

Balance at December 31, 2003   $1,340   $ 99,048    $ 639,463    $85,124   $ (3,573)   $(59,154)   $(102,514)   $ 659,734

Net income .................     --         --        267,062       --         --          --           --        267,062

Dividends ..................     --         --        (14,901)      --         --          --           --        (14,901)

Other comprehensive income
 (loss), net ...............     --         --           --        1,713     (7,436)        309         --         (5,414)

Income tax related to
 shares of Kronos Worldwide
 distributed by NL .........     --         (503)        --         --         --          --           --           (503)

Other, net .................     --           80         --         --         --          --           --             80
                               ------   --------    ---------    -------   --------    --------    ---------    ---------

Balance at June 30, 2004 ...   $1,340   $ 98,625    $ 891,624    $86,837   $(11,009)   $(58,845)   $(102,514)   $ 906,058
                               ======   ========    =========    =======   ========    ========    =========    =========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, and following the cash settlement of certain stock options held by employees of NL Industries, Inc., NL commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 was $500,000 and nil in the second quarter and first six months of 2003, respectively, and net compensation expense was nil and $1.1 million in the second quarter and first six months of 2004, respectively, in each case all of which relates to stock options granted by NL.

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

                                                                Three months ended            Six months ended
                                                                       June 30,                    June 30,
                                                                2003          2004          2003           2004
                                                                ----          ----          ----           ----
                                                                     (In millions, except per share amounts)

Net income as reported                                          $17.8        $263.7        $20.0         $267.1

Adjustments, net of applicable income tax effects and minority interest, of stock-based employee compensation expense determined under:
  APBO No. 25                                                      .3            .1          -               .7
  SFAS No. 123                                                    (.4)          (.3)         (.8)           (.5)
                                                                -----        ------        -----         ------

Pro forma net income                                            $17.7        $263.5        $19.2         $267.3
                                                                =====        ======        =====         ======

Basic and diluted net income per share:
  As reported                                                   $ .15        $ 2.19        $ .17         $ 2.22
  Pro forma                                                       .15          2.19          .16           2.22

Note 2 - Business segment information:

                                                            % owned at
  Business segment                Entity                   June 30, 2004

  Chemicals             Kronos Worldwide, Inc.                      94%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 33% held directly by Valhi, 50% held directly by NL and 11% owned by Tremont LLC, a wholly-owned subsidiary of Valhi. Valhi owns 62% of NL directly, and Tremont owns an additional 21%. The Company's ownership of TIMET includes 40% owned directly by Tremont and 1% owned directly by Valhi. TIMET owns an additional 9% of CompX and .5% of NL, and TIMET accounts for such CompX and NL shares as available-for-sale marketable securities carried at fair value. Because the Company does not consolidate TIMET, the shares of CompX and NL owned by TIMET are not considered as part of the Company's consolidated investment in such companies. During the first six months of 2004, the Company acquired additional shares of Kronos common stock in market transactions for an aggregate of $16.2 million, increasing the Company's aggregate ownership of Kronos to 94% at June 30, 2004. Also during the first six months of 2004, the Company acquired the remaining 10% membership interest in Waste Control Specialists, as discussed below, increasing the Company's ownership interest in Waste Control Specialists to 100% as of June 30, 2004. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX), and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

                                                               Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                               2003          2004          2003          2004
                                                               ----          ----          ----          ----
                                                                   (In millions, except per share amounts)

Net sales:
  Chemicals                                                   $266.6       $295.7        $519.6        $559.0
  Component products                                            49.7         56.8         100.7         109.9
  Waste management                                               1.1          1.4           2.5           2.2
                                                              ------       ------        ------        ------

    Total net sales                                           $317.4       $353.9        $622.8        $671.1
                                                              ======       ======        ======        ======

Operating income:
  Chemicals                                                   $ 31.7       $ 36.2        $ 62.4        $ 58.4
  Component products                                              .9          5.9           2.2           8.8
  Waste management                                              (3.6)        (3.6)         (5.6)         (6.8)
                                                              ------       ------        ------        ------

    Total operating income                                      29.0         38.5          59.0          60.4

General corporate items:
  Interest and dividend income                                   8.0          8.0          16.3          16.1
  Legal settlement gains, net                                     .7           .5            .7            .5
  Securities transaction gains, net                               .2          -              .5           -
  General expenses, net                                        (24.8)        (5.8)        (41.9)        (14.8)
Interest expense                                               (14.7)       (15.1)        (29.1)        (30.7)
                                                              ------       ------        ------        ------
                                                                (1.6)        26.1           5.5          31.5
Equity in:
  TIMET                                                         (1.1)         2.1          (3.9)          2.5
  Other                                                          (.2)         -              .5            .1
                                                              ------       ------        ------        ------

    Income (loss) before income taxes                         $ (2.9)      $ 28.2        $  2.1        $ 34.1
                                                              ======       ======        ======        ======


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

     In March 2004, NL paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 345,100 shares, or approximately .7% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and Tremont) in the form of a pro-rata dividend. Valhi, Tremont and NL are members of the Contran Tax Group. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed ($30.15 per share, equal to the closing market price of Kronos' common stock on March 29, 2004, the date the distribution was completed) and NL's adjusted tax basis in such stock at the date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (288,200 shares in the aggregate), the terms of NL's tax sharing agreement with Valhi, as amended in December 2003, do not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability was approximately $600,000. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is $503,000 and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows. NL paid its next regular $.20 per share quarterly dividend in July 2004, also paid in the form of shares of Kronos common stock, and the effect of such dividend will be recognized by the Company in its consolidated financial statements during the third quarter of 2004.

     At the beginning of 2004, the Company owned 90% of the membership interest in Waste Control Specialists. The Company's ownership of Waste Control Specialists is owned by Andrews County Holding, Inc., a subsidiary of Valhi. Andrews County had also previously loaned approximately $1.5 million to an individual who controlled the remaining 10% membership interest in Waste Control Specialists, and such loan was collateralized by such 10% membership interest in Waste Control Specialists. During the second quarter of 2004, the other owner of Waste Control Specialists entered into an agreement with Andrews County in which, among other things, Andrews County acquired the remaining 10% ownership interest in Waste Control Specialists and the outstanding balance of such loan ($2.5 million, including accrued and unpaid interest), was cancelled. As a result, Waste Control Specialists became wholly owned by Andrews County. Valhi owns 100% of the outstanding common stock of Andrews County.

Note 3 - Marketable securities:

                                                                                December 31,          June 30,
                                                                                   2003                2004
                                                                                ------------         ----------
                                                                                       (In thousands)

Current assets - restricted debt securities
 (available-for-sale)                                                             $  6,147            $  9,121
                                                                                  ========            ========

Noncurrent assets (available-for-sale):
  The Amalgamated Sugar Company LLC                                               $170,000            $170,000
  Restricted debt securities                                                         6,870               9,423
  Other common stocks                                                                   71                  69
                                                                                  --------            --------

                                                                                  $176,941            $179,492
                                                                                  ========            ========


Note 4 - Accounts and other receivables:

                                                                                December 31,          June 30,
                                                                                   2003                 2004
                                                                                ------------         -----------
                                                                                       (In thousands)

Accounts receivable                                                               $191,714            $239,210
Notes receivable                                                                     2,026               2,131
Allowance for doubtful accounts                                                     (4,649)             (4,267)
                                                                                  --------            --------

                                                                                  $189,091            $237,074
                                                                                  ========            ========

Note 5 - Inventories:

                                                                                 December 31,         June 30,
                                                                                    2003                2004
                                                                                  --------            --------
                                                                                       (In thousands)

Raw materials:
  Chemicals                                                                       $ 61,960            $ 35,409
  Component products                                                                 6,170               5,939
                                                                                  --------            --------
                                                                                    68,130              41,348
                                                                                  --------            --------
In process products:
  Chemicals                                                                         19,854              17,079
  Component products                                                                10,852              10,331
                                                                                  --------            --------
                                                                                    30,706              27,410
                                                                                  --------           ---------
Finished products:
  Chemicals                                                                        148,047             122,433
  Component products                                                                 9,166               8,308
                                                                                  --------            --------
                                                                                   157,213             130,741
                                                                                  --------            --------

Supplies (primarily chemicals)                                                      37,064              35,841
                                                                                  --------            --------

                                                                                  $293,113            $235,340
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                                December 31,           June 30,
                                                                                    2003                 2004
                                                                                ------------          ----------
                                                                                       (In thousands)

Current:
  Employee benefits                                                                $ 48,827            $ 43,438
  Environmental costs                                                                24,956              20,026
  Deferred income                                                                     4,699                 823
  Interest                                                                              383                 407
  Other                                                                              51,226              57,115
                                                                                   --------            --------

                                                                                   $130,091            $121,809
                                                                                   ========            ========

Noncurrent:
  Insurance claims and expenses                                                    $ 13,303            $ 13,569
  Employee benefits                                                                   9,705               9,606
  Deferred income                                                                     1,634               1,491
  Asset retirement obligations                                                        1,670               1,623
  Other                                                                               8,596               9,243
                                                                                   --------            --------

                                                                                   $ 34,908            $ 35,532
                                                                                   ========            ========

Note 7 - Other assets:

                                                                                December 31,          June 30,
                                                                                   2003                 2004
                                                                                  --------           ----------
                                                                                       (In thousands)

Investment in affiliates:
  TIMET:
    Common stock                                                                  $ 20,357            $ 26,004
    Convertible preferred debt securities                                              265                 200
                                                                                  --------            --------
                                                                                    20,622              26,204

  TiO2 manufacturing joint venture                                                 129,010             120,711
  Other                                                                             12,186              12,249
                                                                                  --------            --------

                                                                                  $161,818            $159,164
                                                                                  ========            ========

Loans and other receivables:
  Snake River Sugar Company:
    Principal                                                                     $ 80,000            $ 80,000
    Interest                                                                        33,102              35,698
  Other                                                                              5,490               3,184
                                                                                  --------            --------
                                                                                   118,592             118,882

  Less current portion                                                               2,026               2,131
                                                                                  --------            --------

  Noncurrent portion                                                              $116,566            $116,751
                                                                                  ========            ========

Other noncurrent assets:
  Deferred financing costs                                                        $ 10,569            $  9,182
  Refundable insurance deposit                                                       1,972               1,972
  Waste disposal site operating permits                                                982               2,769
  Restricted cash equivalents                                                          488                 490
  Other                                                                             13,166              13,753
                                                                                  --------            --------

                                                                                  $ 27,177            $ 28,166
                                                                                  ========            ========

     At June 30, 2004, the Company held 1.3 million shares of TIMET with a quoted market price of $92.55 per share, or an aggregate market value of $120 million. In March 2004, TIMET announced that its board of directors had approved, subject to certain conditions, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding share of pre-split common stock. When completed, which is expected to occur during the third quarter of 2004, such stock split will have no financial statement impact to the Company, and the Company's ownership interest in TIMET will not change as a result of the split.

     At June 30, 2004, TIMET reported total assets of $591.3 million and stockholders' equity of $165.5 million. TIMET's total assets at June 30, 2004 include current assets of $287.4 million, property and equipment of $230.9 million and intangible assets of $5.5 million. TIMET's total liabilities at June 30, 2004 include current liabilities of $113.0 million, long-term capital lease obligations of $9.8 million, accrued OPEB and pension costs aggregating $79.2 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued its convertible preferred debt securities) of $207.5 million.

     During the first six months of 2004, TIMET reported net sales of $244.6 million, operating income of $9.8 million and income before cumulative effect of a change in accounting principle of $200,000 (2003 - net sales of $201.1 million, an operating loss of $10.2 million and a loss before cumulative effect of a change in accounting principle of $19.7 million).

     In July 2004, TIMET commenced an offer to exchange any and all of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I for shares of a newly-created Series A Convertible Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Completion of the tender offer is subject to certain conditions. Dividends on the Series A shares would accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and would be convertible into shares of TIMET common stock at the rate of one-third of a share of TIMET common stock per Series A share (a rate of one and two-thirds of a share of TIMET common stock per Series A share, assuming completion of the five-for-one stock split discussed above). The Series A shares would not be mandatorily redeemable, but would be redeemable at the option of TIMET in certain circumstances. Valhi has indicated it intends to tender its shares of the convertible preferred debt securities (14,700 shares) in the exchange offer, which is currently expected to be completed during the third quarter of 2004.

Note 8 - Other income:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

Securities earnings:
  Dividends and interest                                                               $16,329           $16,122
  Securities transactions, net                                                             537               (25)
                                                                                       -------           -------

                                                                                        16,866            16,097

Contract dispute settlement                                                                  -             6,289
Legal settlement gains, net                                                                650               495
Currency transactions, net                                                              (4,465)              871
Other, net                                                                               3,772             2,284
                                                                                       -------           -------

                                                                                       $16,823           $26,036
                                                                                       =======           =======

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos.

Note 9 - Long-term debt:

                                                                                December 31,          June 30,
                                                                                   2003                 2004
                                                                                -------------         ----------
                                                                                       (In thousands)

Valhi:
  Snake River Sugar Company                                                       $250,000             $250,000
  Bank credit facility                                                               5,000               50,000
                                                                                  --------             --------

                                                                                   255,000              300,000
                                                                                  --------             --------

Subsidiaries:
  Kronos Worldwide Senior Secured Notes                                            356,136              346,446
  CompX revolving bank credit facility                                              26,000                2,000
  Other                                                                                789                  608
                                                                                  --------             --------

                                                                                   382,925              349,054
                                                                                  --------             --------

                                                                                   637,925              649,054

Less current maturities                                                              5,392               50,232
                                                                                  --------             --------

                                                                                  $632,533             $598,822
                                                                                  ========             ========


Note 10 - Accounts with affiliates:

                                                                                December 31,          June 30,
                                                                                    2003                2004
                                                                                ------------         ----------
                                                                                       (In thousands)

Current receivables from affiliates:
  TIMET                                                                           $     50             $    387
  Other                                                                                267                  409
                                                                                  --------             --------

                                                                                  $    317             $    796
                                                                                  ========             ========

Noncurrent receivable from affiliate -
 loan to Contran family trust                                                     $ 14,000             $ 12,000
                                                                                  ========             ========

Payables to affiliates:
  Contran:
    Demand loan                                                                   $  7,332             $  1,296
    Income taxes                                                                     3,759                  862
    Trade items                                                                      1,790                2,266
  Louisiana Pigment Company                                                          8,560                9,030
  Other                                                                                 13                   10
                                                                                  --------             --------

                                                                                  $ 21,454             $ 13,464
                                                                                  ========             ========

Note 11 - Income tax benefit:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In millions)

Expected tax expense                                                                $   .7            $  11.9
Change in deferred income tax valuation allowance, net                                 (.4)            (285.4)
Tax contingency reserve adjustments, net                                               -                (12.5)
Refund of prior year income taxes                                                    (24.6)              (3.1)
Incremental U.S. tax and rate differences on
 equity in earnings of non-tax group companies                                          .4                 .8
Non-U.S. tax rates                                                                     (.5)               (.1)
U.S. state income taxes, net                                                            .7                 .3
Other, net                                                                              .3                5.6
                                                                                    ------            -------

                                                                                    $(23.4)           $(282.5)
                                                                                    ======            =======

Comprehensive provision for income taxes (benefit) allocated to:
  Income before cumulative effect of change
   in accounting principle                                                          $(23.4)            (282.5)
  Cumulative effect of change in accounting principle                                   .3               -
  Additional paid-in capital                                                           -                   .6
  Other comprehensive income:
    Marketable securities                                                               .8               -
    Currency translation                                                               2.7                (.5)
    Pension liabilities                                                                -                   .1
                                                                                    ------            -------

                                                                                    $(19.6)           $(282.3)
                                                                                    ======            =======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including non-income related items and interest. For example:

o    NL's  and  NL's  majority-owned  subsidiary,  NL  Environmental  Management
     Services, Inc. ("EMS"), 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $24 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at June 30, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the next 15 years beginning in 2004. NL has signed the settlement agreement that was drafted by the IRS. The IRS will sign the settlement agreement after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL has decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $30.5 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) will fully utilize such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions will be included in NL's taxable income.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30, 2004). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by Kronos International principally during the 1990's when Kronos International had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. Prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of this uncertainty, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any indication that the downward trend would improve. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now meet the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At June 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $594 million and $255 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, Kronos International ("KII") was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro
26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. During the first six months of 2004, the Company recognized the benefit of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 and 1991 tax years. Through June 2004, KII's German operating subsidiary had received net refunds of euro 24.5 million ($28.4 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

Note 12 - Minority interest:

                                                                               December 31,          June 30,
                                                                                   2003                2004
                                                                                --------             ---------
                                                                                       (In thousands)

Minority interest in net assets:
  NL Industries                                                                 $31,262             $ 62,522
  Kronos Worldwide                                                               11,076               23,943
  CompX International                                                            48,424               49,829
  Other subsidiaries of NL                                                        9,027                9,635
                                                                                -------             --------

                                                                                $99,789             $145,929
                                                                                =======             ========

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

Minority interest in income (loss) before cumulative effect of change in accounting principle:
  NL Industries                                                                     $5,886            $30,232
  Kronos Worldwide                                                                     -               17,239
  CompX International                                                                  272              1,525
  Tremont Corporation                                                                 (217)              -
  Other subsidiaries of NL                                                             158                557
                                                                                    ------            -------

                                                                                    $6,099            $49,553
                                                                                    ======            =======

     Tremont Corporation. The Company no longer reports minority interest in Tremont's net assets or net earnings (losses) subsequent to the February 2003 mergers of Valhi and Tremont.

     Waste Control Specialists. As previously reported, all of Waste Control Specialists aggregate inception-to-date net losses accrued to the Company for financial reporting purposes prior to the time when Waste Control Specialists became a wholly-owned subsidiary of the Company in the second quarter of 2004. Accordingly, no minority interest in Waste Control Specialists has been recognized in the Company's consolidated financial statements.

     Kronos Worldwide. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following NL's December 2003 distribution of a portion of the shares of Kronos common stock to its shareholders discussed in the 2003 Annual Report.

     Other subsidiaries of NL. Minority interest in NL's other subsidiaries relates principally to EMS, NL's majority-owned environmental management subsidiary. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 13.

Note 13 - Commitments and contingencies:

     Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. Since 1987, NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     The Company's production facilities operate within an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which allow them to issue operating permits under which the plants must operate. The Company believes all of its plants are in substantial compliance with applicable environmental laws. With respect to the Company's plants, neither the Company nor any of its subsidiaries have been notified of any environmental claim in the United States or any foreign jurisdiction by the U.S. Environmental Protection Agency ("EPA") or any applicable foreign authority or any state, provincial or local authority.

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one of more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At June 30, 2004, NL had recognized a $1.5 million receivable from other PRPs at one site for recovery of remediation costs previously expended by NL pursuant to an agreement entered into by NL and such other PRPs. NL expects to receive the $1.5 million recovery during the third quarter of 2004.

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

     A summary of the activity in the Company's accrued environmental costs during the first six months of 2004 is presented in the table below. The Company recognized a net reduction in its accrued environmental costs credited to income during the first six months of 2004 due primarily to the $1.5 million recovery discussed above. The amount shown in the table below for payments against the Company's accrued environmental costs is net of such $1.5 million recovery.

                                                                                                 Amount
                                                                                             (In thousands)


Balance at December 31, 2003                                                                       $86,681
Net reductions credited to income                                                                     (261)
Payments, net                                                                                       (5,367)
                                                                                                   -------

Balance at June 30, 2004                                                                           $81,053
                                                                                                   =======

Amounts recognized in the balance sheet at June 30, 2004:
  Current liability                                                                                $20,026
  Noncurrent liability                                                                              61,027
                                                                                                   -------

                                                                                                   $81,053

     NL. Certain properties and facilities used in NL's former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to the CERCLA, and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At June 30, 2004, NL had accrued $73 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $101 million. NL's estimates of such liabilities have not been discounted to present value.

     At June 30, 2004, there are approximately 15 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At June 30, 2004, NL had $17 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated statements of cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($1.9 million at June 30, 2004) to cover its share of probable and reasonably estimable environmental obligations. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2006. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at June 30, 2004 for any such cost. The amount accrued at June 30, 2004 represents Tremont's best estimate of the costs to be incurred through 2006 with respect to the interim remediation measures.

     TIMET. At June 30, 2004, TIMET had accrued approximately $4.1 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $8.6 million.

     Other. The Company has also accrued approximately $6.6 million at June 30, 2004 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably estimable costs for such matters.

     Other litigation.

     Reference is made to the Company's 2003 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure to asbestos, silica and/or mixed dust in connection with formerly owned operations. Approximately 485 of these cases involving a total of approximately 30,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 18,400 are represented by eight cases pending in Mississippi state courts. NL has not accrued any amounts for this litigation because liability that may result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In May 2004, the parties agreed to the dismissal with prejudice of the previously-reported matter Ken Bigham, et al. v. Valhi, Inc., et al.

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

     Other matters

     TIMET is the primary obligor on workers' compensation bonds having a maximum aggregate obligation of $3.0 million that were issued on behalf of a divested subsidiary that is currently under Chapter 11 bankruptcy protection. The issuers of the bonds have been required to make payments on the bonds for applicable claims and have requested reimbursement from TIMET. Through June 30, 2004, TIMET has reimbursed the issuer approximately $1.0 million under these bonds, and $1.0 million remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

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

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

Service cost benefits                                            $ 1,335       $ 1,459      $ 2,633       $ 3,128
Interest cost on projected benefit
 obligations                                                       5,006         5,455        9,870        10,952
Expected return on plan assets                                    (4,898)       (5,222)     (10,230)      (10,488)
Amortization of prior service cost                                    88           140          175           281
Amortization of net transition
 obligations                                                         183           147          355           290
Recognized actuarial losses                                          605         1,082        1,207         2,160
                                                                 -------       -------      -------       -------

                                                                 $ 2,319       $ 3,061      $ 4,010       $ 6,323
                                                                 =======       =======      =======       =======


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

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

Service cost                                                     $    38       $    56      $    73       $   113
Interest cost                                                        705           879        1,405         1,539
Amortization of prior service credit                                (519)         (477)      (1,038)         (732)
Recognized actuarial losses                                           11            45           19            90
                                                                 -------       -------      -------       -------

                                                                 $   235       $   503      $   459       $ 1,010
                                                                 =======       =======      =======       =======

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Medicare 2003 Act have not been issued, including those that would specify the manner in which actuarial equivalency would be determined, the evidence required to demonstrate actuarial equivalence and the documentation requirements necessary to be receive the subsidy. Until such definitive regulations are issued, the Company is unable to determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Accordingly, the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost, as reflected in the accompanying consolidated financial statements, do not reflect any effect of the federal subsidy. When such definitive regulations are issued or at such other time that the Company can determine whether the prescription drug benefit offered under its postretirement benefit plans is at least actuarially equivalent to Medicare Part D, the Company would account for the effect of the federal subsidy, if any, prospectively from that date, as permitted by and in accordance with FASB Staff Position No. 106-2.

Note 15 - Accounting principle newly adopted in 2004:

     The Company complied with the consolidation requirements of FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

General

     The Company reported net income of $263.7 million, or $2.19 per diluted share, in the second quarter of 2004 compared to net income of $17.8 million, or $.15 per diluted share, in the second quarter of 2003. For the first six months of 2004, the Company reported income before cumulative effect of change in accounting principle of $267.1 million, or $2.22 per diluted share, compared to income of $19.4 million, or $.16 per diluted share, in the first six months of 2003.

     The Company believes the analysis presented in the following table is useful in understanding the comparability of its results of operations for the 2003 and 2004 periods presented. Each of these items are more fully discussed below in the applicable sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" or in the 2003 Annual Report.

                                                                   Income before cumulative effect of change in
                                                                              accounting principle -
                                                                           diluted earnings per share -
                                                                  Three months ended           Six months ended
                                                                         June 30,                   June 30,
                                                                   2003         2004          2003          2004
                                                                   ----         ----          ----          ----

German valuation allowance adjustment (1)                         $ -           $1.75        $ -           $1.75

Tax benefits related to EMS (2)                                     -             .30          -             .30

Kronos contract dispute settlement (3)                              -             .03          -             .03

Refund of prior year German income taxes(4)                         .17            -           .17            -

Operations and other, net                                          (.02)          .11         (.01)          .14
                                                                  -----         -----        -----         -----

                                                                  $ .15         $2.19        $ .16         $2.22
                                                                  =====         =====        =====         =====

(1) Kronos' reversal of its German deferred income tax asset valuation allowance as of June 30, 2004.

(2) Reversal of the deferred income tax asset valuation allowance related to EMS and adjustment of estimated tax due upon IRS settlement.

(3)  Kronos' income from settlement of a contract dispute.

(4)  Refund of prior year German income taxes received.

     The increase in the Company's diluted earnings per share from the first quarter and first six months of 2003 compared to the same periods in 2004 is due primarily to the net effects of (i) changes in chemicals operating income, (ii) higher component products operating income, (iii) lower environmental remediation and legal expenses of NL, (iv) the reversal of Kronos' German deferred income tax asset valuation allowance and (v) the tax benefits related to EMS. Overall, the Company currently believes its net income in 2004 will be higher than 2003 due in part to the impact of the tax benefits recognized in 2004.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Annual Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 7 -
"Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

o    Future supply and demand for the Company's products,
o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
o    Changes in raw material and other operating costs (such as energy costs),
o    The possibility of labor disruptions,
o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things, TiO2),
o    Competitive products and substitute products,
o    Customer and competitor strategies,
o    The impact of pricing and production decisions,
o    Competitive technology positions,
o    The introduction of trade barriers,
o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
o The ability to implement headcount reductions in certain operations in a cost effective manner within the constraints of non-U.S. governmental regulations, and the timing and amount of any cost savings realized,
o    The ability of the Company to renew or refinance credit facilities,
o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and o Possible future litigation.

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2003 and 2004 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally increasing during the first quarter of 2003, were generally flat during the second quarter of 2003, were generally decreasing during the third and fourth quarters of 2003 and the first quarter of 2004 and were generally flat during the second quarter of 2004.

                                            Three months ended                     Six months ended
                                                 June 30,                              June 30,
                                            ------------------                     ----------------
                                            2003          2004      % Change       2003         2004      % Change
                                            ----          ----      --------       ----         ----      --------
                                                      (In millions, except percentages)

Net sales                                 $266.6        $295.7        +11%       $519.6        $559.0         +8%
Operating income                            31.7          36.2        +14%         62.4          58.4         -7%

Ti02 data:
  Sales volumes*                             121           137        +13%          240           255         +6%
  Production volumes*                        120           123         +3%          237           240         +1%

  Percentage change in Ti02 average selling prices:
    Using actual
     foreign currency
     exchange rates                                                     -%                                    +2%
    Impact of changes in
     foreign currency
     exchange rates                                                    -5%                                    -7%
                                                                      ----                                   ----

    In billing currencies                                              -5%                                    -5%
                                                                      ====                                   ====

* Thousands of metric tons

     Kronos' sales increased $29.1 million (11%) in the second quarter of 2004 compared to the second quarter of 2003, and increased $39.4 million (8%) for the first six months of 2004 as the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $13 million and $35 million, respectively, as further discussed below, and higher sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in each of the second quarter and first six months of 2004 were 5% lower than the comparable periods of 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter of 2004 were comparable to the second quarter of 2003, and increased 2% for the first six months of the year.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the nil and 2% increases in Kronos' average TiO2 selling prices during the second quarter and first six months of 2004, respectively, as compared to the same periods of 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 5% decreases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in the second quarter of 2004 were generally flat as compared to the first quarter of 2004, reversing the downward trend that had existed since the third quarter of 2003. Kronos has also recently announced additional price increases of 4 cents per pound in the U.S., a Canadian 6 cents per pound in Canada and a euro 120 per metric ton in Europe, all of which are targeted to be implemented later in 2004. The extent to which all of such price increases will be realized will depend on, among other things, economic factors.

     Chemicals operating income in the second quarter of 2004 includes $6.3 million of income related to the settlement of a certain contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos.

     Kronos' TiO2 sales volumes in the second quarter of 2004 increased 13% compared to the second quarter of 2003, and volumes were 6% higher in the year-to-date period, as higher volumes in European and export markets more than offset lower volumes in Canada. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 3% in the second quarter of 2004 compared to the second quarter of 2003, and increased 1% in the first six months of 2004. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in the first six months of 2004 were both new records for Kronos. Operating income comparisons were negatively impacted by the lower average selling prices for TiO2.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the second quarter and first six months of 2004 by a net amount of approximately $13 million and $35 million, respectively, compared to the same periods of 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the 2004 periods as compared to the same periods of 2003. Overall, the net impact of currency exchange rate fluctuations increased chemicals operating income in the second quarter and first six months of 2004 by $6 million and $8 million, respectively, as compared to the same periods in 2003.

     Kronos expects its TiO2 sales and production volumes in calendar 2004 will be higher as compared to 2003. Kronos' average TiO2 selling prices, which declined during the second half of 2003 and first quarter of 2004, began to rise during the second quarter of 2004, and should continue to rise during the remainder of the year. Nevertheless, Kronos expects its average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003. Overall, Kronos expects it chemicals operating income in 2004 will be lower than 2003. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $7.4 million in the first six months of 2003 and $8.0 million in the first six months of 2004.

Component products

                                            Three months ended                    Six months ended
                                                  June 30,                            June 30,
                                            ------------------                     --------------
                                           2003          2004      % Change       2003         2004      % Change
                                           ----          ----      --------       ----         ----      --------
                                                               (In millions, except percentages)

Net sales                                 $ 49.1         $ 56.8        +14%     $100.7        $109.9        +9%
Operating income                              .9            5.9       +575%        2.2            8.8     +300%

     Component products sales were higher in the second quarter and first six months of 2004 as compared to the same periods in 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies increased component products sales by $900,000 in the second quarter of 2004 as compared to the second quarter of 2003, and increased sales by $3.4 million in the first six months of the year. Component products sales comparisons were also impacted by higher sales volumes of security products and precision slide products, the effect of price increases for certain products and slightly lower sales volumes of ergonomic products.

     During the second quarter of 2004, sales of slide and security products increased 28% and 5%, respectively, as compared to the second quarter of 2003, while sales of ergonomic products decreased 5% (year-to-date increases for slide and security products of 17% and 3%, respectively, and year-to-date decrease of 4% for ergonomic products). The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2002 and 2003, including retooling of CompX's facility in Michigan, consolidating CompX's two Canadian facilities into one facility and restructuring the CompX's operations in the Netherlands. In addition, operating income comparisons were also favorably impacted by relative changes in product mix of security products, the price increases for certain products and expenses of approximately $800,000 incurred during the first six months of 2003 ($400,000 in the second quarter) associated with the consolidation of the two Canadian facilities into one facility.

     CompX has substantial operations and assets located outside the United States in Canada, the Netherlands and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the second quarter and first six months of 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with the same period in 2003. Currency exchange rate fluctuations did not significantly impact component products operating income comparisons for the same periods.

     While demand has improved across most of CompX's product segments, certain customers are seeking lower cost Asian sources as alternatives to CompX's products. Although CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities, the recent increase in its order rates may be moderated to a certain extent in the near term. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as those manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering or improvement in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. However, in some cases CompX has determined to forgo unprofitable future sales in response to the competitive pricing pressures.

     Additionally, CompX's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results.

     CompX currently expects to realize annual cost savings of $3.5 million to $4 million as the result of the headcount reductions implemented during 2003 at it Netherlands operations. Although CompX expects the operating results of its Netherlands operations will continue to improve, CompX is evaluating the overall strategic role of such operations for CompX as a whole, and additional actions could be taken in the future, including the possible sale of some or all of such operations, and additional actions could be taken in the future that could result in significant charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to more effectively expand on new product and new market opportunities to improve CompX's profitability.

Waste management

                                                             Three months ended             Six months ended
                                                                  June 30,                      June 30,
                                                             2003           2004          2003           2004
                                                             ----           ----          ----           ----
                                                                              (In millions)

Net sales                                                  $ 1.1         $ 1.4          $ 2.5         $  2.2
Operating loss                                              (3.6)         (3.6)          (5.6)           (6.8)

     Waste management sales decreased, and its operating loss increased, in the first six months of 2004 compared to the same period of 2003 due to continued weak demand for waste management services and costs associated with the enhancement of the operating management team. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including treatment and storage of certain types of waste) that, if obtained, could increase its sales, and decrease its operating loss, in 2004 as compared to 2003.

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

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the regulatory agency to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists has applied for such a disposal license with the applicable regulatory agency. The length of time that the regulatory agency will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

Equity in earnings of TIMET

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                 (In millions)

TIMET historical:
  Net sales                                                    $101.8        $124.1        $201.1       $244.6
                                                               ======        ======        ======       ======

  Operating income (loss)                                      $ (2.1)       $  7.0        $(10.2)      $  9.8
  Other general corporate, net                                    (.2)           .1           (.5)          .9
  Interest expense                                               (4.0)         (4.1)         (8.3)        (8.4)
                                                               ------        ------        ------       ------
                                                                 (6.3)          3.0         (19.0)         2.3

  Provision for income taxes                                      (.1)          (.8)          (.5)        (1.3)
  Minority interest                                               -             (.3)          (.2)         (.8)
                                                               ------        ------        ------       ------

    Income (loss) before cumulative
     effect of change in accounting
     principle                                                 $ (6.4)       $  1.9        $(19.7)      $   .2
                                                               ======        ======        ======       ======

Equity in earnings (losses) of TIMET                           $ (1.1)       $  2.1        $ (3.9)      $  2.5
                                                               ======        ======        ======       ======

     TIMET reported higher sales in the second quarter and first six months of 2004 as compared to the same periods of 2003, and TIMET improved from reporting operating losses in the 2003 periods to operating income in the 2004 periods. TIMET's operating results improved in the second quarter of 2004 as compared to the second quarter of 2003 in part due to a 33% increase in sales volumes of mill products, a 3% increase in sales volumes of melted products (ingot and slab) and an 8% increase in melted product average selling prices. These increases were partially offset by a 3% decrease in mill product average selling prices (which prices were, however, positively impacted by the continued weakening of the U.S. dollar compared to the British pound sterling and the euro and negatively impacted by changes in product mix). TIMET's sales volumes of mill products and melted products increased 30% and 21%, respectively, in the first six months of 2004 as compared to the same period in 2003, while average selling prices for melted products increased 1% and selling prices of mill products decreased 3%. The increase in sales volumes of mill products is due primarily to higher volumes in the commercial and military aerospace sector and industrial markets. The increase in sales volumes for melted products is principally the result of new customer relationships and market share gains.

     TIMET's operating results in the first six months of 2004 includes income in the first quarter of $1.9 million related to a change in TIMET's vacation policy. TIMET's operating results comparisons were also favorably impacted by improved plant operating rates, which increased from 55% in the first six months of 2003 to 72% in the first six months of 2004, and TIMET's continued cost management efforts. TIMET's operating results comparisons were negatively impacted by relative changes in TIMET's LIFO inventory reserves, which reduced TIMET's operating income in the second quarter and first six months of 2004 by $2.2 million and $2.5 million, respectively, as compared with the same periods in 2003, as well as higher costs for raw materials (scrap and alloys), energy and employee incentive compensation.

     TIMET currently expects sales revenues for the full year 2004 will range from $490 million to $510 million. Melted product sales volumes for the full year 2004 are expected to approximate 5,300 metric tons (a 12% increase over 2003 levels), and mill product sales volumes for the full year 2004 are expected to approximate 11,900 metric tons (a 34% increased over 2003 levels). These increases reflect expected volume improvements in all key markets - commercial and military aerospace, industrial and emerging.

     TIMET  currently  expects its  production  volumes  will remain  relatively stable throughout the remainder of 2004, resulting in overall capacity utilization during 2004 of approximately 70% to 75% (as compared to 72% in the first six months of 2004). TIMET's backlog of unfilled orders was approximately $265 million at June 30, 2004, up from $180 million at December 31, 2003 and
$220 million at June 30, 2003. Substantially all the June 30, 2004 backlog is scheduled to ship within the next 12 months. TIMET's order backlog may not be a reliable indicator of future business activity.

     The Airline Monitor, a leading aerospace publication, recently issued its July 2004 forecast for commercial aircraft deliveries, which indicated a significant increase in large commercial aircraft deliveries in 2005 through 2008 as compared to its January 2004 forecast. Although the commercial airline industry continues to struggle financially, this improved forecast is consistent with the recent economic signs of an improving global operating environment in the commercial airline industry, and TIMET expects strong sales volumes will continue in the commercial aerospace sector for the remainder of 2004. Additionally, TIMET expects sales volumes growth in emerging markets, primarily in the military armor sectors, during the second half of 2004.

     TIMET currently expects its full year 2004 gross margin to range from 9% to 11% of net sales. TIMET's operating costs are affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost of titanium sponge manufactured at TIMET's Nevada facility in 2004 is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reached full capacity in the second quarter of 2004. TIMET expects the aggregate cost of its purchased sponge and alloys will increase through the remainder of 2004 and into 2005. Additionally, the industry is currently experiencing higher prices for scrap, and TIMET expects those costs will continue to increase throughout 2004 and into 2005. When the demand for titanium melted and mill products begins to increase, TIMET's requirements precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. In February 2004, TIMET announced an increase in prices on all non-contract titanium mill and melted products in an effort to offset the effects of such increased raw material and energy costs. In the event TIMET is unable to realize certain of these price increases, TIMET may not be able to meet all demand because of its inability to obtain certain raw materials at acceptable prices.

     TIMET's selling, general, administrative and development expenses for 2004 are expected to be higher compared to 2003, in part due to potential employee profit sharing payouts based upon TIMET's various incentive compensation plans. TIMET currently anticipates that it will receive orders from Boeing for about
1.5 million pounds of product during 2004. At this projected order level, TIMET expects to recognize about $23 million of income in 2004 under the Boeing long-term agreement take-or-pay provisions, including $2.5 million recognized in the second quarter of 2004. Such earnings are reported as part of TIMET's operating income, but will not be included in its sales revenue, sales volume or gross margin.

     TIMET currently expects its operating income in 2004 will be between $28 million and $38 million, and TIMET currently expects its full year net income for 2004 will range between $8 million and $18 million. Such current expectations do not reflect any potential effects that might result from the completion of TIMET's offer to exchange its convertible preferred debt securities for shares of TIMET's Series A Preferred Stock discussed in Note 7 to the Consolidated Financial Statements. Such expectations also do not include any effect that might occur should TIMET decide it would be appropriate to reverse all or a portion of its deferred income tax asset valuation allowance during the second half of 2004, or a non-operating gain TIMET might recognize in the second half of 2004 related to the potential sale of certain real property at its Nevada production facility.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $4.0 million in the first six months of 2003 and $2.5 million in the first six months of 2004.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income decreased slightly in the first six months of 2004 compared to the same period of 2003 due to a lower average level of invested funds and lower average yields. Aggregate general corporate interest and dividend income is currently expected to continue to be lower during the remainder of 2004 compared to same periods in 2003 due primarily to a lower amount of funds available for investment and lower average interest rates.

     General corporate expenses. Net general corporate expenses in the second quarter and first six months of 2004 were lower than the same periods of 2003 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in 2004 are currently expected to continue to be lower than 2003 due to lower expected environmental remediation expenses of NL. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including KII's euro 285 million 8.875% Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the second quarter and first six months of 2004 was higher than the same periods in 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $600,000 during the second quarter of 2004 as compared to the second quarter of 2003 (year-to-date increase of $1.7 million). Assuming no significant change in interest rates or foreign currency exchange rates from current levels, interest expense in the remainder 2004 is expected to continue to be slightly higher than interest expense in 2003.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements.

     At June 30, 2004, Kronos had the equivalent of $594 million and $255 million of income tax loss carryforwards in Germany for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 11 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now meet the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's future effective income tax rate will be higher than what it would have otherwise been, although its future cash income tax rate would not be effected.

     In January 2004, the German federal government enacted new tax law amendments that limit the annual utilization of income tax loss carryforwards effective January 1, 2004 to 60% of taxable income after the first euro 1 million of taxable income. The new law will have a significant effect on Kronos' cash tax payments in Germany going forward, the extent of which will be dependent upon the level of taxable income earned in Germany.

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

     As previously reported, Waste Control Specialists was formed by Valhi and another entity in 1995. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Since its inception in 1995, Waste Control Specialists has reported aggregate net losses. Consequently, all of Waste Control Specialists aggregate, inception-to-date net losses have accrued to the Company for financial reporting purposes. Accordingly, no minority interest in Waste Control Specialists has been recognized in the Company's consolidated financial statements. Waste Control Specialists LLC became wholly owned by Valhi during the second quarter of 2004.

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

     At June 30, 2004, the Company's third-party indebtedness aggregated $649 million, of which about 92% has a maturity date on or after January 1, 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated in 2004 will be required to be used to repay indebtedness during 2004.

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

     Cash flows provided from operating activities increased from $19.3 million in the first six months of 2003 to $56.9 million in the first six months of 2004. This $37.6 million increase was due primarily to the net effect of (i) higher net income of $247.1 million, (ii) a larger deferred income tax benefit of $267.2 million, (iii) higher depreciation expense of $3.5 million, (iv) higher distributions from NL's TiO2 manufacturing joint venture of $7.5 million,
(v) lower equity in losses of TIMET of $6.4 million, (vi) higher minority interest of $43.4 million, (vii) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $43.7 million and (viii) lower cash paid for income taxes of $29.4 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Valhi does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent).

                                                                                         Six months ended
                                                                                              June 30,
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                            (In millions)

Cash provided (used) by operating activities:
  NL/Kronos                                                                         $ 18.6             $ 58.1
  CompX                                                                                8.4               13.7
  Waste Control Specialists                                                           (2.5)              (4.3)
  Valhi Parent                                                                        13.5               18.9
  Eliminations                                                                       (18.7)             (29.5)
                                                                                    ------             ------

                                                                                    $ 19.3             $ 56.9
                                                                                    ======             ======


     Investing and financing activities. Approximately 66% of the Company's consolidated capital expenditures in the first six months of 2004 relate to NL, 11% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first six months of 2004, Valhi purchased shares of Kronos common stock in market transactions for $16.2 million, and NL collected $2 million on its loan to one of the Contran family trusts.

     During the first six months of 2004, Valhi repaid a net $6.0 million of its short-term demand loans from Contran and borrowed a net $45.0 million under its revolving bank credit facility, (ii) CompX repaid a net $24.0 million under its revolving bank credit facility and (iii) Kronos borrowed an aggregate of euro 26 million ($32 million when borrowed) of borrowings under its European revolving bank credit facility, all of which were subsequently repaid in the second quarter.

     At June 30, 2004, unused credit available under existing credit facilities approximated $244.1 million, which was comprised of: CompX - $45.5 million under its new revolving credit facility; Kronos - $94.8 million under its European credit facility, $11.4 million under its Canadian credit facility, $40.0 million under its U.S. credit facility and $3.5 million under other non-U.S. facilities; and Valhi - $48.9 million under its revolving bank credit facility.

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

Chemicals - Kronos

     At June 30, 2004, Kronos had cash, cash equivalents and marketable debt securities of $92.0 million, including restricted balances of $3.5 million, and Kronos had approximately $149.7 million available for borrowing under its U.S., Canadian and European credit facilities.

     At June 30, 2004, Kronos' outstanding debt was comprised of (i) $346.4 million related to KII's Senior Secured Notes and (ii) approximately $400,000 of other indebtedness. In addition, Kronos had a $200 million long-term note payable to NL due in 2010 which is eliminated in the Company's consolidated financial statements.

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

NL Industries

     At June 30, 2004, NL (exclusive of Kronos) had cash, cash equivalents and marketable debt securities of $53.3 million, including restricted balances of $25.9 million. Of such restricted balances, $17 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $200 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL. In March 2004, NL paid its $.20 per share regular quarterly dividend in the form of shares of Kronos common stock. Approximately 345,100 shares, or approximately .7% of Kronos' outstanding common stock, were distributed. NL paid its next regular $.20 per share quarterly dividend in the form of shares of Kronos common stock in July 2004. Approximately 322,500 shares of Kronos, or approximately .7% of Kronos' outstanding common stock, were distributed in this distribution. Following this distribution, NL will no longer own a majority of Kronos' outstanding common stock, and accordingly NL will cease to consolidate Kronos as of July 1, 2004. However, the Company will continue to consolidate Kronos since the Company continues to own a majority of Kronos, either directly or indirectly through NL and Tremont.

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

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables or similar exchange rate risk associated with future sales denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at June 30, 2004, CompX held contracts maturing through August 2004 to exchange an aggregate of U.S. $2.9 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.35 to Cdn. $1.39 per U.S. dollar. At June 30, 2004 the actual exchange rate was Cdn. $1.35 per U.S. dollar.

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

Waste management - Waste Control Specialists

     At June 30, 2004, Waste Control Specialists' indebtedness consisted principally of $39.1 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2003 intercompany indebtedness - $30.9 million). The additional borrowings during the first six months of 2004 were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2004 under its revolving credit facility with such Valhi subsidiary.

TIMET

     At June 30, 2004, TIMET had $147 million of borrowing availability under its various U.S. and European credit agreements. During the first quarter of 2004, TIMET amended its U.S. credit facility to remove the equipment component from the determination of TIMET's borrowing availability in order to avoid the cost of an appraisal. This amendment effectively reduced TIMET's current borrowing availability in the U.S. by $12 million. However, TIMET can regain this availability, upon request, by completing an updated equipment appraisal. TIMET presently expects its in cash flows from operating activities will be slightly positive during 2004, reflecting in part the resumption of paying quarterly distributions on the convertible preferred debt securities, as discussed below. TIMET received the 2004 advance of $27.9 million from Boeing in January 2004.

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

     At June 30, 2004, a wholly-owned subsidiary of TIMET had issued 4,024,820 shares outstanding of its 6.625% convertible preferred debt securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred debt securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions continued to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. In April 2004, TIMET paid all previously-deferred distributions with respect to the convertible preferred debt securities and paid the next scheduled distribution in June 2004.

     In April 2004, TIMET announced that its board of directors had approved, subject to certain conditions, a split of its common stock at a ratio of five shares of post-split common stock for each outstanding share of pre-split common stock. When completed, which is expected to occur during the third quarter of 2004, such stock split will have no financial statement impact to the Company, and the Company's ownership interest in TIMET will not change as a result of the split.

     In July 2004, TIMET commenced an offer to exchange any and all of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I for shares of a new Series A Preferred Stock of TIMET at the rate of 1 share of Series A Preferred Stock for each convertible preferred debt security. Completion of the tender offer is subject to certain conditions. Dividends on the Series A shares would accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and would be convertible into shares of TIMET common stock at the rate of one-third of a share of TIMET common stock per Series A share (a rate of one and two third of a share of TIMET common stock per Series A share, assuming completion of the five-for-one stock split discussed above). The Series A shares would not be mandatorily redeemable, but would be redeemable at the option of TIMET in certain circumstances. Valhi has indicated it intends to tender its shares of the convertible preferred debt securities (14,700 shares) in the tender offer, which is currently expected to be completed during the third quarter of 2004.

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

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, currently collateralized by 10.2 million shares of NL common stock and 5.1 million shares of Kronos common stock owned by Tremont. The facility, which matures in December 2004, is eliminated in Valhi's consolidated financial statements. At June 30, 2004, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 21.3 million shares of Kronos held by Valhi and Tremont at June 30, 2004 (16.1 million shares held by Valhi and 5.2 million share held by Tremont, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual dividends from Kronos of $21.3 million. NL, which paid regular quarterly cash dividends of $.20 per share in 2003, paid its first quarter 2004 regular quarterly dividend of $.20 per share in the form of shares of Kronos common stock. CompX suspended its regular quarterly dividend in the second quarter of 2003. The Company does not currently expect to receive any distributions from Waste Control Specialists during 2004.

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

     At June 30, 2004, Valhi had $7.4 million of parent level cash and cash equivalents and had $50 million outstanding under its revolving bank credit agreement. In addition, Valhi had $48.9 million of borrowing availability under its revolving bank credit facility. During the second quarter of 2004, the size of Valhi's revolving bank credit facility was increased from $85 million to $100 million.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At June 30, 2004, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $35.7 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.9 million in 2004) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's system of internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for descriptions of certain legal proceedings.

     In July 2004, the court awarded $150,000 to plaintiffs' counsel for fees and reimbursement of expenses in the previously-reported matter In re Tremont Corporation Shareholders Litigation.

     Sabater, et al. v. Lead Industries Association, et al. (Supreme Court of the State of New York, County of Bronx, Index No. 25533/98). In June 2004, at plaintiffs' request, the trial court dismissed the case with prejudice as to the adult plaintiffs and without prejudice as to the minor plaintiffs.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In June 2004, the appellate court affirmed the trial court's dismissal of all of plaintiff's claims. In July 2004, plaintiff filed a petition for review with the Wisconsin Supreme Court.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In July 2004, the Rhode Island Supreme Court dismissed plaintiff's appeal of, and denied plaintiff's petition to review, the trial court's decision that the case must be tried to a jury.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In May 2004, the appellate court reversed and remanded the trial court's dismissal of plaintiffs' design defect claim and other claims, but affirmed the trial court's dismissal of plaintiffs' fraud claim and failure to warn claim. In July 2004, plaintiffs filed a petition for review with the Maryland Court of Appeals.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Defendants' renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. In April 2004, the court set a trial date for July 2005.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). In June 2004, the appellate court affirmed the trial court's order granting defendants' motion for summary judgment. The time for plaintiff's appeal has not run.

     Lewis et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In May 2004, the trial court denied defendants' motion for summary judgment on plaintiffs' conspiracy count. In May 2004, defendants filed another motion for summary judgment on plaintiffs' conspiracy count, arguing that plaintiffs cannot show that all manufacturers of lead pigment were members of a conspiracy.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587). With respect to the ten plaintiffs transferred by the trial court to Holmes County, in May 2004, the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer the plaintiffs to their appropriate venues. With respect to the eight plaintiffs remaining in Jefferson County, in July 2004 the Mississippi Supreme Court denied plaintiffs' motion to add additional defendants.

     Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, No.2002-0235-CICI). In May 2004, four of the six plaintiffs voluntarily dismissed their claims.

     Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241 - CICI). In June 2004, the court set trial date of February 2006.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). In April 2004, the plaintiffs filed an amended complaint adding claims under the Resource Conservation Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act, and NL moved to dismiss those claims. In June 2004, the trial court dismissed the plaintiffs' claims for unjust enrichment and fraud as well as one plaintiff's claims arising under RCRA.

     Evans v. Asarco (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)). The trial court has stayed the proceedings in this case pending the outcome of a class certification decision in Cole, et al.
v. ASARCO Incorporated et al. (U.S. District Court for the Northern District of Oklahoma, Case No. 03C V327 EA (J)) case, from which NL has been dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Valhi's 2004 Annual Meeting of Stockholders was held on May 25, 2004. Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 96.7% of the
119.5 million common shares eligible to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                  10.1** - First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation - incorporated by reference to Exhibit
                              10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

                  10.2** - Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and Titanium Metals Corporation- incorporated by reference to Exhibit
                              10.2 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

                  10.3** - Termination Agreement by and between Wyman-Gordon Company and Titanium Metals Corporation, effective as of September 28, 2003 - incorporated by reference to Exhibit 10.3 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

                  31.1   -    Certification

                  31.2   -    Certification

                  32.1   -    Certification.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

     The Company has retained a signed original of any of the above exhibits that contains signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Valhi will also furnish, without charge, a copy of its Code of Business Conduct and Ethics and its Audit Committee Charter and its Corporate Governance Guidelines, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of Valhi's Corporate Secretary at Valhi's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240.

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended June 30, 2004.

               May 10, 2004 - Reported Items 9 and 12. May 25, 2004 - Reported
               Item 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                VALHI, INC.
                               (Registrant)



Date   August 6, 2004         By /s/ Bobby D. O'Brien
     ------------------          ------------------------------
                                 Bobby D. O'Brien
                                 Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial Officer)



Date   August 6, 2004         By /s/ Gregory M. Swalwell
     ------------------          ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)