Form 10-Q
period 2004-09-30
VALHI INC /DE/
filed 2004-11-08
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   September 30, 2004       Commission file number 1-5467




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



Number of shares of the Registrant's common stock outstanding on October 31, 2004: 119,477,878.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page
                                                                      number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2003 and September 30, 2004               3

                 Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2003 and 2004                            5

                 Consolidated Statements of Comprehensive Income -
                  Nine months ended September 30, 2003 and 2004          7

                 Consolidated Statement of Stockholders' Equity -
                  Nine months ended September 30, 2004                   8

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2004          9


                 Notes to Consolidated Financial Statements              11

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   31

  Item 4.        Controls and Procedures                                 53

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                      55

  Item 6.        Exhibits and Reports on Form 8-K.                       55

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                             December 31,       September 30,
                                                                                      2003               2004
                                                                                  ------------       -------------

 Current assets:
   Cash and cash equivalents                                                      $  103,394          $  185,578
   Restricted cash and cash equivalents                                               19,348               8,612
   Marketable securities                                                               6,147               9,231
   Accounts and other receivables                                                    189,091             242,754
   Refundable income taxes                                                            37,712               1,729
   Receivable from affiliates                                                            317                 138
   Inventories                                                                       293,113             230,541
   Prepaid expenses                                                                   10,635              15,971
   Deferred income taxes                                                              14,435              12,860
                                                                                  ----------          ----------

       Total current assets                                                          674,192             707,414
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             176,941             178,367
   Investment in affiliates                                                          161,818             174,126
   Receivable from affiliate                                                          14,000              12,000
   Loans and other receivables                                                       116,566             118,018
   Unrecognized net pension obligations                                               13,747              13,810
   Goodwill                                                                          377,591             386,280
   Other intangible assets                                                             3,805               3,342
   Deferred income taxes                                                                 351             180,576
   Other                                                                              27,177              30,042
                                                                                  ----------          ----------

       Total other assets                                                            891,996           1,096,561
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               35,557              35,431
   Buildings                                                                         217,744             213,792
   Equipment                                                                         805,081             805,525
   Mining properties                                                                  34,330              34,014
   Construction in progress                                                           11,297              28,899
                                                                                  ----------          ----------
                                                                                   1,104,009           1,117,661
   Less accumulated depreciation                                                     465,851             512,860
                                                                                  ----------          ----------

       Net property and equipment                                                    638,158             604,801
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,408,776
                                                                                  ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,       September 30,
                                                                                     2003                2004
                                                                                 ------------       -------------
 Current liabilities:
   Current maturities of long-term debt                                           $    5,392          $      368
   Accounts payable                                                                  118,781              86,739
   Accrued liabilities                                                               130,091             146,330
   Payable to affiliates                                                              21,454              16,644
   Income taxes                                                                       13,105              15,236
   Deferred income taxes                                                               3,941              23,032
                                                                                  ----------          ----------

       Total current liabilities                                                     292,764             288,349
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    632,533             658,511
   Accrued pension costs                                                              90,517              87,809
   Accrued OPEB costs                                                                 37,410              35,049
   Accrued environmental costs                                                        61,725              57,336
   Deferred income taxes                                                             294,966             169,193
   Other                                                                              34,908              36,228
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,152,059           1,044,126
                                                                                  ----------          ----------

 Minority interest                                                                    99,789             151,878
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,340               1,252
   Additional paid-in capital                                                         99,048              91,022
   Retained earnings                                                                 639,463             847,475
   Accumulated other comprehensive income:
     Marketable securities                                                            85,124              85,154
     Currency translation                                                             (3,573)                182
     Pension liabilities                                                             (59,154)            (58,845)
   Treasury stock                                                                   (102,514)            (41,817)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    659,734             924,423
                                                                                  ----------          ----------

                                                                                  $2,204,346          $2,408,776
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                Three months ended             Nine months ended
                                                                  September 30,                  September 30,
                                                               2003           2004           2003            2004
                                                               ----           ----           ----            ----

 Revenues and other income:
   Net sales                                               $295,986       $346,467       $918,765       $1,017,555
   Other, net                                                15,642          7,277         32,465           33,313
                                                           --------       --------       --------       ----------

                                                            311,628        353,744        951,230        1,050,868
                                                           --------       --------       --------       ----------
 Costs and expenses:
   Cost of sales                                            226,097        269,720        707,701          799,380
   Selling, general and administrative                       53,563         50,912        176,950          156,262
   Interest                                                  14,693         15,224         43,822           45,884
                                                           --------       --------       --------       ----------

                                                            294,353        335,856        928,473        1,001,526
                                                           --------       --------       --------       ----------

                                                             17,275         17,888         22,757           49,342
 Equity in earnings of:
   Titanium Metals Corporation ("TIMET")                        185         11,161         (3,695)          13,673
   Other                                                        177          2,426            677            2,541
                                                           --------       --------       --------       ----------

     Income before income taxes                              17,637         31,475         19,739           65,556

 Provision for income taxes (benefit)                         6,328         11,057        (17,044)        (271,477)

 Minority interest in after-tax earnings                      2,447          3,024          8,546           52,577
                                                           --------       --------       --------       ----------

     Income before cumulative effect of
      change in accounting principle                          8,862         17,394         28,237          284,456

 Cumulative effect of change in
  accounting principle                                         -              -               586             -
                                                           --------       --------       --------       -------

     Net income                                            $  8,862       $ 17,394       $ 28,823       $  284,456
                                                           ========       ========       ========       ==========

                          VALHI, INC. AND SUBSIDIARIES

                      (In thousands, except per share data)



                                                                Three months ended             Nine months ended
                                                                  September 30,                  September 30,
                                                               2003           2004           2003            2004
                                                               ----           ----           ----            ----

 Basic earnings per share:
   Income before cumulative effect of
    change in accounting principle                         $    .07       $    .14       $    .23       $     2.37
   Cumulative effect of change in
    accounting principle                                       -              -               .01             -
                                                           --------       --------       --------       ----------

     Net income                                            $    .07       $    .14       $    .24       $     2.37
                                                           ========       ========       ========       ==========

 Diluted earnings per share:
   Income before cumulative effect of
    change in accounting principle                         $    .07       $    .14       $    .23       $     2.36
   Cumulative effect of change in
    accounting principle                                       -              -               .01             -
                                                           --------       --------       --------       ----------

     Net income                                            $    .07       $    .14       $    .24       $     2.36
                                                           ========       ========       ========       ==========

 Cash dividends per share                                  $    .06       $    .06       $    .18       $      .18
                                                           ========       ========       ========       ==========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                          120,166        120,196        119,539          120,193
   Dilutive impact of outstanding stock
    Options                                                     201            212            169              219
                                                           --------       --------       --------       ----------

   Diluted earnings per share                               120,367        120,408        119,708          120,412
                                                           ========       ========       ========       ==========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                                                        2003              2004
                                                                                        ----              ----

 Net income                                                                            $28,823          $284,456
                                                                                       -------          --------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                      1,423                30

   Currency translation adjustment                                                      23,488             3,755

   Pension liabilities adjustment                                                         (259)              309
                                                                                       -------          --------

     Total other comprehensive income, net                                              24,652             4,094
                                                                                       -------          --------

       Comprehensive income                                                            $53,475          $288,550
                                                                                       =======          ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 2004

                                 (In thousands)


                                                                   Accumulated other comprehensive income
                                         Additional                --------------------------------------              Total
                                 Common    paid-in       Retained   Marketable    Currency      Pension  Treasury  stockholders'
                                 stock     capital       earnings   securities   translation  liabilities    stock     equity
                                ------    --------       --------     --------    ---------     ---------   --------- ----------

Balance at December 31, 2003   $1,340     $99,048       $639,463     $85,124      $(3,573)     $(59,154)   $(102,514)  $659,734

Net income                        -           -          284,456          -           -            -           -        284,456

Dividends                         -           -          (22,352)         -           -            -           -        (22,352)

Other comprehensive income        -           -             -             30        3,755           309        -          4,094

Income tax related to
 shares of Kronos Worldwide
 distributed by NL                -        (1,590)          -             -           -            -           -         (1,590)

Retirement of treasury stock      (89)     (6,516)       (54,092)         -           -            -          60,697        -

Other, net                          1          80           -             -           -            -           -             81
                               ------     -------       --------       -------    -------       -------     --------   --------

Balance at September 30, 2004  $1,252     $91,022       $847,475       $85,154    $   182      $(58,845)   $ (41,817)  $924,423
                               ======     =======       ========       =======    =======      ========    =========   ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)



                                                                                             2003           2004
                                                                                             ----           ----


 Cash flows from operating activities:
   Net income                                                                                $ 28,823      $ 284,456
   Depreciation and amortization                                                               53,563         58,040
   Securities transactions, net                                                                  (537)            58
   Proceeds from disposal of marketable securities (trading)                                       50              -
   Gain on disposal of fixed assets                                                            (8,259)           (66)
   Noncash:
     Interest expense                                                                           1,744          1,978
     Defined benefit pension expense                                                           (3,402)           486
     Other postretirement benefit expense                                                      (2,850)        (2,554)
   Deferred income taxes                                                                       (3,830)      (285,746)
   Minority interest                                                                            8,546         52,577
   Other, net                                                                                      22          2,901
   Equity in:
     TIMET                                                                                      3,695        (13,673)
     Other                                                                                       (677)        (2,541)
   Cumulative effect of change in accounting principle                                           (586)             -
   Distributions from:
     Manufacturing joint venture, net                                                           2,175          9,100
     Other                                                                                      1,205             53
   Change in assets and liabilities:
     Accounts and other receivables                                                           (30,922)       (59,472)
     Inventories                                                                               25,045         60,873
     Accounts payable and accrued liabilities                                                  (8,092)       (26,547)
     Accounts with affiliates                                                                    (291)           268
     Income taxes                                                                               3,448         38,929
     Other, net                                                                                 4,882         (6,801)
                                                                                             --------       --------

         Net cash provided by operating activities                                             73,752        112,319
                                                                                             --------       --------

 Cash flows from investing activities:
   Capital expenditures                                                                       (32,272)       (31,378)
   Purchases of:
     Kronos common stock                                                                         -           (17,057)
     TIMET common stock                                                                          (976)             -
     TIMET debt securities                                                                       (238)             -
   Proceeds from disposal of fixed assets                                                      11,333          3,033
   Collection of loans to affiliate                                                             2,000          2,000
   Change in restricted cash equivalents, net                                                   1,090          6,177
   Other, net                                                                                   1,949              1
                                                                                             --------       --------

         Net cash used by investing activities                                                (17,114)       (37,224)
                                                                                             --------       --------

                          VALHI, INC. AND SUBSIDIARIES

                  Nine months ended September 30, 2003 and 2004

                                 (In thousands)


                                                                                      2003              2004
                                                                                      ----              ----

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $ 22,106         $ 155,361
     Principal payments                                                                (50,596)         (128,219)
     Deferred financing costs paid                                                        (416)              (28)
   Loans from affiliate:
     Loans                                                                              10,086            24,409
     Repayments                                                                        (20,193)          (29,230)
   Valhi dividends paid                                                                (22,347)          (22,352)
   Distributions to minority interest                                                   (5,007)           (2,232)
   Issuance of NL common stock                                                             701             8,793
   Other, net                                                                               49               581
                                                                                      --------         ---------

       Net cash provided (used) by financing activities                                (65,617)            7,083
                                                                                      --------         ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                        (8,979)           82,178
   Currency translation                                                                  3,351                 6
 Cash and equivalents at beginning of period                                            94,679           103,394
                                                                                      --------         ---------

 Cash and equivalents at end of period                                                $ 89,051         $ 185,578
                                                                                      ========         =========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                               $ 35,699         $  36,198
   Income taxes, net                                                                   (12,706)          (19,838)

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2003 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2004, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended September 30, 2003 and 2004, have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

     The Company has complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. See Note 16.

     As disclosed in the 2003 Annual Report, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2003, and following the cash settlement of certain stock options held by employees of NL Industries, Inc., NL commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation income recognized by the Company in accordance with APBO No. 25 was $400,000 in each of the third quarter and first nine months of 2003, and net compensation cost was $1.1 million and $2.2 million in the third quarter and first nine months of 2004, respectively, in each case all of which relates to outstanding stock options granted by NL.

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

                                                                Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                                 2003         2004          2003           2004
                                                                 ----         ----          ----           ----
                                                                     (In millions, except per share amounts)

 Net income as reported                                         $ 8.8         $ 17.4       $28.8         $284.5

 Adjustments, net of applicable income tax effects and minority interest, of stock-based employee compensation expense determined under:
   APBO No. 25                                                    (.2)            .6         (.2)           1.2
   SFAS No. 123                                                   (.3)           (.2)       (1.1)           (.6)
                                                                -----         ------       -----         ------

 Pro forma net income                                           $ 8.3         $ 17.8       $27.5         $285.1
                                                                =====         ======       =====         ======

 Basic and diluted net income per share:
   As reported                                                  $ .07         $  .14       $ .24         $ 2.37
   Pro forma                                                      .07            .15         .23           2.37

 Diluted net income per share:
   As reported                                                  $ .07         $  .14       $ .24         $ 2.36
   Pro forma                                                      .07            .15         .23           2.37


Note 2 - Business segment information:

                                   % owned at
  Business segment                Entity                   September 30, 2004

  Chemicals             Kronos Worldwide, Inc.                      94%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 34% held directly by Valhi, 49% held directly by NL Industries, Inc. and 11% owned by Tremont LLC, a wholly-owned subsidiary of Valhi. Valhi owns 62% of NL directly, and Tremont owns an additional 21%. The Company's ownership of TIMET includes 40% owned directly by Tremont and 1% owned directly by Valhi.

     TIMET owns an additional 15% of CompX, .5% of NL and less than .1% of Kronos, and TIMET accounts for such CompX, NL and Kronos shares as available-for-sale marketable securities carried at fair value. Because the Company does not consolidate TIMET, the shares of CompX, NL and Kronos owned by TIMET are not considered as part of the Company's consolidated investment in such companies. See Note 11.

     During the first nine months of 2004, the Company acquired additional shares of Kronos common stock in market transactions for an aggregate of $17.1 million, increasing the Company's aggregate ownership of Kronos to 94% at September 30, 2004. Also during the first nine months of 2004, the Company acquired the remaining 10% membership interest in Waste Control Specialists, as discussed below, increasing the Company's ownership interest in Waste Control Specialists to 100% as of September 30, 2004. Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX), and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

                                                               Three months ended           Nine months ended
                                                                  September 30,              September 30,
                                                               2003          2004          2003          2004
                                                               ----          ----          ----          ----
                                                                                (In millions)

 Net sales:
   Chemicals                                                  $242.9       $286.1        $762.5        $  845.1
   Component products                                           52.6         56.0         153.3           165.9
   Waste management                                               .5          4.4           3.0             6.6
                                                              ------       ------        ------        --------

     Total net sales                                          $296.0       $346.5        $918.8        $1,017.6
                                                              ======       ======        ======        ========

 Operating income:
   Chemicals                                                  $ 31.7       $ 25.8        $ 94.1       $   84.2
   Component products                                            (.4)         5.8           1.8           14.6
   Waste management                                             (3.1)         (.5)         (8.7)          (7.3)
                                                              ------       ------        ------       --------

     Total operating income                                     28.2         31.1          87.2           91.5

 General corporate items:
   Interest and dividend income                                  8.0          8.2          24.3           24.3
   Gain on disposal of fixed assets                              7.4          -             8.5             .6
   Legal settlement gains, net                                   -            -              .7             .5
   Securities transaction gains, net                             -            -              .5          -
   General expenses, net                                       (11.7)        (6.2)        (54.7)         (21.6)
 Interest expense                                              (14.7)       (15.2)        (43.8)         (45.9)
                                                              ------       ------        ------       --------
                                                                17.2         17.9          22.7           49.4
 Equity in:
   TIMET                                                          .2         11.2          (3.7)          13.7
   Other                                                          .2          2.4            .7            2.5
                                                              ------       ------        ------       --------

     Income before income taxes                               $ 17.6       $ 31.5        $ 19.7       $   65.6
                                                              ======       ======        ======       ========


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

     During the first nine months of 2004, NL paid each of its three $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which an aggregate of approximately 966,000 shares, or approximately 2% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Valhi, Tremont and NL are members of the Contran Tax Group. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the applicable date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (approximately 806,000 shares in the aggregate), the terms of NL's tax sharing agreement with Valhi, as amended in December 2003, do not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability aggregated approximately $1.9 million. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is $1.6 million, and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital.
Completion of these distributions had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     Prior to September 24, 2004, the Company's ownership of CompX was owned by Valhi and Valcor, Inc., a wholly-owned subsidiary of Valhi. On September 24, 2004, NL completed the acquisition the Compx shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note is eliminated in the preparation of the Company's consolidated financial statements). The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and such transaction had no effect on the Company's consolidated financial statements. See Note 11.

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

Note 3 - Marketable securities:

                                                                                December 31,       September 30,
                                                                                   2003                2004
                                                                                  -------             -------
                                                                                       (In thousands)

 Current assets - restricted debt securities
  (available-for-sale)                                                            $  6,147            $  9,231
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $170,000            $170,000
   Restricted debt securities                                                        6,870               8,181
   Other common stocks                                                                  71                 186
                                                                                  --------            --------

                                                                                  $176,941            $178,367
                                                                                  ========            ========

Note 4 - Accounts and other receivables:

                                                                                December 31,        September 30,
                                                                                  2003                 2004
                                                                                -----------         -------------
                                                                                       (In thousands)

 Accounts receivable                                                              $191,714            $245,285
 Notes receivable                                                                    2,026               1,748
 Allowance for doubtful accounts                                                    (4,649)             (4,279)
                                                                                  --------            --------

                                                                                  $189,091            $242,754
                                                                                  ========            ========

Note 5 -       Inventories:

                                                                                December 31,        September 30,
                                                                                   2003                2004
                                                                                ------------        -------------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 61,960            $ 36,363
   Component products                                                                6,170               7,180
                                                                                  --------            --------
                                                                                    68,130              43,543
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        19,854              16,763
   Component products                                                               10,852              10,757
                                                                                  --------            --------
                                                                                    30,706              27,520
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       148,047             113,902
   Component products                                                                9,166               8,579
                                                                                  --------            --------
                                                                                   157,213             122,481
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     37,064              36,997
                                                                                  --------            --------

                                                                                  $293,113            $230,541
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                                December 31,        September 30,
                                                                                    2003                 2004
                                                                                ------------        -------------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                              $ 48,827            $ 49,717
   Environmental costs                                                              24,956              21,629
   Deferred income                                                                   4,699               6,068
   Interest                                                                            383               8,119
   Other                                                                            51,226              60,797
                                                                                  --------            --------

                                                                                  $130,091            $146,330
                                                                                  ========            ========

 Noncurrent:
   Insurance claims and expenses                                                  $ 13,303            $ 14,276
   Employee benefits                                                                 9,705               9,671
   Deferred income                                                                   1,634                 670
   Asset retirement obligations                                                      1,670               1,663
   Other                                                                             8,596               9,948
                                                                                  --------            --------

                                                                                  $ 34,908            $ 36,228
                                                                                  ========            ========

Note 7 - Other assets:

                                                                                December 31,        September 30,
                                                                                   2003                 2004
                                                                                ----------           ---------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                 $ 20,357            $ 39,340
     TIMET preferred stock                                                               -                 200
     Convertible preferred debt securities                                             265                -
                                                                                  --------            --------
                                                                                    20,622              39,540

   TiO2 manufacturing joint venture                                                129,010             119,911
   Other                                                                            12,186              14,675
                                                                                  --------            --------

                                                                                  $161,818            $174,126
                                                                                  ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                    $ 80,000            $ 80,000
     Interest                                                                       33,102              36,996
   Other                                                                             5,490               2,770
                                                                                  --------            --------
                                                                                   118,592             119,766

   Less current portion                                                              2,026               1,748
                                                                                  --------            --------

   Noncurrent portion                                                             $116,566            $118,018
                                                                                  ========            ========

 Other noncurrent assets:
   Deferred financing costs                                                       $ 10,569            $  8,660
   Refundable insurance deposit                                                      1,972               1,972
   Waste disposal site operating permits                                               982               2,524
   Restricted cash equivalents                                                         488                 492
   Other                                                                            13,166              16,394
                                                                                  --------            --------

                                                                                  $ 27,177            $ 30,042
                                                                                  ========            ========

     At September 30, 2004, the Company held 6.5 million shares of TIMET with a quoted market price of $23.46 per share, or an aggregate market value of $152 million. In the third quarter of 2004, TIMET effected a 5:1 split of its common stock. Such stock split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of the split.

     At September 30, 2004, TIMET reported total assets of $626.8 million and preferred and common stockholders' equity of $173.7 million and $196.4 million, respectively. TIMET's total assets at September 30, 2004 include current assets of $314.5 million, property and equipment of $227.4 million and intangible assets of $5.2 million. TIMET's total liabilities at September 30, 2004 include current liabilities of $139.8 million, long-term capital lease obligations of $9.7 million, accrued OPEB and pension costs aggregating $79.6 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued its convertible preferred debt securities) of $12.0 million.

     During the first nine months of 2004, TIMET reported net sales of $364.9 million, operating income of $22.2 million and income before cumulative effect of a change in accounting principle attributable to common stock of $24.4 million (2003 - net sales of $284.7 million, an operating loss of $8.9 million and a loss before cumulative effect of a change in accounting principle of $22.7 million).

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I (a wholly-owned subsidiary of TIMET) were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and are convertible into shares of TIMET common stock at the rate of one and two-thirds of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances. Valhi exchanged its 14,700 shares of the convertible preferred debt securities in the exchange offer for 14,700 Series A shares, and recognized a nominal gain related to such exchange.

Note 8 - Other income:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                              $24,327           $24,265
   Securities transactions, net                                                            537               (58)
                                                                                       -------           -------

                                                                                        24,864            24,207


 Disposal of property and equipment                                                      8,259                66
 Contract dispute settlement                                                                 -             6,289
 Legal settlement gains, net                                                               691               495
 Currency transactions, net                                                             (4,990)             (660)
 Other, net                                                                              3,641             2,916
                                                                                       -------           -------

                                                                                       $32,465           $33,313
                                                                                       =======           =======

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007. At September 30, 2004, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $5.0 million, of which $1.7 million in included in accounts receivable and $3.3 million is included in other noncurrent assets.

Note 9 - Long-term debt:

                                                                                December 31,        September 30,
                                                                                   2003                 2004
                                                                                ------------        -------------
                                                                                       (In thousands)

 Valhi:
   Snake River Sugar Company                                                      $250,000             $250,000
   Bank credit facility                                                              5,000               58,000
                                                                                  --------             --------

                                                                                   255,000              308,000
                                                                                  --------             --------

 Subsidiaries:
   Kronos Worldwide Senior Secured Notes                                           356,136              350,180
   CompX revolving bank credit facility                                             26,000                    -
   Other                                                                               789                  699
                                                                                  --------             --------

                                                                                   382,925              350,879
                                                                                  --------             --------

                                                                                   637,925              658,879

 Less current maturities                                                             5,392                  368
                                                                                  --------             --------

                                                                                  $632,533             $658,511
                                                                                  ========             ========

     In October 2004, the maturity of Valhi's revolving bank credit facility was extended one year to October 2005. Accordingly, the outstanding balance under such facility was classified as a noncurrent liability at September 30, 2004.

Note 10 - Accounts with affiliates:

                                                                                December 31,        September 30,
                                                                                    2003                2004
                                                                                ------------        -------------
                                                                                       (In thousands)

 Current receivables from affiliates:
   TIMET                                                                          $     50             $   -
   Other                                                                               267                  138
                                                                                  --------             --------

                                                                                  $    317             $    138
                                                                                  ========             ========

 Noncurrent receivable from affiliate -
  Loan to Contran family trust                                                    $ 14,000             $ 12,000
                                                                                  ========             ========

 Payables to affiliates:
   Contran:
     Demand loan                                                                  $  7,332             $  2,511
     Income taxes                                                                    3,759                2,282
     Trade items                                                                     1,790                3,027
   Louisiana Pigment Company                                                         8,560                8,814
   Other                                                                                13                   10
                                                                                  --------             --------

                                                                                  $ 21,454             $ 16,644
                                                                                  ========             ========

Note 11 - Income tax benefit:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In millions)

 Expected tax expense                                                               $  6.9            $  22.9
 Change in deferred income tax valuation allowance, net                               (1.1)            (285.4)
 Tax contingency reserve adjustments, net                                              -                (13.1)
 Refund of prior years income taxes                                                  (24.6)              (3.1)
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies                                         .5                1.3
 Non-U.S. tax rates                                                                    (.4)               (.4)
 U.S. state income taxes, net                                                          1.0                 .3
 Nondeductible expenses                                                                2.5                2.5
 Other, net                                                                           (1.8)               3.5
                                                                                    ------            -------

                                                                                    $(17.0)           $(271.5)
                                                                                    ======            =======

 Comprehensive provision for income taxes (benefit) allocated to:
   Income before cumulative effect of change
    in accounting principle                                                         $(17.0)           $(271.5)
   Cumulative effect of change in accounting principle                                  .3               -
   Additional paid-in capital                                                          -                  1.9
   Other comprehensive income:
     Marketable securities                                                              .6                1.7
     Currency translation                                                              2.9                (.1)
     Pension liabilities                                                               -                   .2
                                                                                    ------            -------

                                                                                    $(13.2)           $(267.8)
                                                                                    ======            =======

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o    NL's  and  NL's  majority-owned  subsidiary,  NL  Environmental  Management
     Services, Inc. ("EMS"), 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $24 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at September 30, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15-year time period beginning in 2004. NL has signed the settlement agreement that was drafted by the IRS. The IRS will sign the settlement agreement after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL has decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $30.5 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions will be included in NL's taxable income.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at September 30, 2004). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 13 million ($16 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by Kronos International ("KII"), a wholly-owned subsidiary of Kronos, principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated positive taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then-current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believes its selling prices will continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflect taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) Kronos had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes met the "more-likely-than-not" recognition criteria, and Kronos reversed the deferred income tax asset valuation allowance related to Germany. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annualization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, Kronos believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtednesss than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards.Accordingly, in the first six months of 2004, Kronos recognized a $254.3 million income tax benefit related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $254.3 million, $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, and $245.6 million relates to the German deferred income tax asset valuation allowance attributable to the remaining German net operating loss carryforwards and other tax attributes as of June 30, 2004, the benefit of which Kronos has concluded now meet the "more-likely-than-not" recognition criteria. At September 30, 2004, the net operating loss carryforwards for German corporate and trade tax purposes aggregated the equivalent of $602 million and $244 million, respectively, all of which have no expiration date.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. During the first nine months of 2004, the Company recognized the benefit of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amounts. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 through 1994 tax years. Through September 2004, KII's German operating subsidiary had received net refunds of euro 27.2 million ($33.6 million when received). KII believes it will receive the remainder of the net refunds of taxes and related interest during the remainder of 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

     Effective October 1, 2004, NL and TIMET each contributed their shares of CompX common stock to newly-formed CompX Group, Inc. in return for an 82.4% and 17.6% ownership interest in CompX Group, respectively, and CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. The CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL's carryover basis. The shares of CompX contributed to CompX Group by TIMET will continue to be excluded from the Company's consolidated investment in CompX. Effective with the formation of CompX Group, CompX became a member of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). NL and Valhi were already members of the Contran Tax Group.

Note 12 - Minority interest:

                                                                                December 31,      September 30,
                                                                                   2003               2004
                                                                                ------------        ---------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                                $31,262             $ 65,014
   Kronos Worldwide                                                              11,076               25,693
   CompX International                                                           48,424               51,566
   Subsidiary of NL                                                               8,502                9,077
   Subsidiary of Kronos Worldwide                                                   525                  528
                                                                                -------             --------

                                                                                $99,789             $151,878
                                                                                =======             ========

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in income (loss) before cumulative effect of change in accounting principle:
   NL Industries                                                                    $8,438            $17,900
   Kronos Worldwide                                                                    -               31,311
   CompX International                                                                 149              2,754
   Tremont Corporation                                                                (217)              -
   Subsidiary of NL                                                                    115                574
   Subsidiary of Kronos Worldwide                                                       61                 38
                                                                                    ------            -------

                                                                                    $8,546            $52,577
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

     Subsidiary of NL. Minority interest in the subsidiary of NL relates to EMS, NL's majority-owned environmental management subsidiary. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 13.

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

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. Several former cases have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases that might be filed against NL in the future.

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

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA") and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National
Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     A summary of the activity in the Company's accrued environmental costs during the first nine months of 2004 is presented in the table below. The amount shown in the table below for payments against the Company's accrued environmental costs is net of a $1.5 million recovery of remediation costs previously expended by NL that was paid to NL by other PRPs in the third quarter of 2004 pursuant to an agreement entered into by NL and the other PRPs.

                                                                    Amount
                                                                (In thousands)


 Balance at December 31, 2003                                       $86,681
 Net increase charged to income                                         762
 Payments, net                                                       (8,478)
                                                                    -------

 Balance at September 30, 2004                                      $78,965
                                                                    =======

 Amounts recognized in the balance sheet at September 30, 2004:
   Current liability                                                $21,629
   Noncurrent liability                                              57,336
                                                                    -------

                                                                    $78,965

     NL. Certain properties and facilities used in NL's former operations, including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to CERCLA, and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At September 30, 2004, NL had accrued $71 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $101 million. NL's estimates of such liabilities have not been discounted to present value.

     At September 30, 2004, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At September 30, 2004, NL had $17 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (December 31, 2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($1.8 million at September 30, 2004) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will be known by 2006. Currently, no reasonable estimate can be made of the cost of any such final remediation measure, and accordingly Tremont has accrued no amounts at September 30, 2004 for any such cost. The amount accrued at September 30, 2004 represents Tremont's best estimate of the costs to be incurred through 2006 with respect to the interim remediation measures.

     TIMET. TIMET and Basic Management, Inc. ("BMI") entered into an agreement in 1999 providing that upon BMI's payment to TIMET of the cost to design, purchase and install a new wastewater neutralization facility necessary to allow TIMET to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by TIMET adjacent to its Nevada facility (the "TIMET Pond Property"), TIMET would convey the TIMET Pond Property to BMI, at no additional cost. Under this agreement, BMI would pay 100% of the first $15.9 million of the cost for this project, and TIMET would pay 50% of the cost in excess of $15.9 million, up to a maximum payment by TIMET of $2 million. TIMET and BMI have agreed in principle to a new agreement that would supercede the 1999 agreement pursuant to which TIMET would transfer to BMI the TIMET Pond Property and BMI would pay TIMET cash and would assume substantially all of the environmental obligations associated with such property. TIMET currently expects to finalize this agreement during the fourth quarter 2004. TIMET expects to use any funds received to pay all or substantially all of the expected cost to complete the wastewater neutralization facility that is currently under construction. In the event the new agreement is not completed, TIMET may be required to restore some portion of the TIMET Pond Property to the condition it was in prior to TIMET's use of the property, before returning title of the affected property to BMI. TIMET believes liability it may have, if any, related to this matter is remote. TIMET is also continuing investigation with respect to other environmental issues associated with the TIMET Pond Property, including possible groundwater issues, in the event the agreement is not finalized for any reason.

     At September 30, 2004, TIMET had accrued approximately $4.5 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $9.4 million.

     Other. The Company has also accrued approximately $6.4 million at September 30, 2004 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably estimable costs for such matters.

     Other litigation.

     Reference is made to the Company's 2003 Annual Report and Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 485 of these types of cases involving a total of approximately 25,500 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 9,200 are represented by six cases pending in Mississippi state court and approximately 5,500 are represented by four cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation pending in the United States District Court for the Eastern District of Pennsylvania. NL has not accrued any amounts for this litigation because liability that may result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In addition to the litigation described above, the Company and its subsidiaries and affiliates may be involved from time to time in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to their present and former businesses. In certain cases, the Company has insurance coverage for such claims and disputes. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Other matter.

     TIMET is the primary obligor on workers' compensation bonds having a maximum aggregate obligation of $3.0 million that were issued on behalf of a divested subsidiary that is currently under Chapter 11 bankruptcy protection. The issuers of the bonds have been required to make payments on the bonds for applicable claims and have requested reimbursement from TIMET. Through September 30, 2004, TIMET has reimbursed the issuer approximately $1.3 million under these bonds, and $700,000 remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

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

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost benefits                                           $ 1,337       $ 1,772     $  3,970      $  4,900
 Interest cost on projected benefit
  Obligations                                                      5,020         5,493       14,890        16,445
 Expected return on plan assets                                   (4,751)       (5,210)     (14,981)      (15,698)
 Amortization of prior service cost                                   88           140          263           421
 Amortization of net transition
  Obligations                                                        187           142          542           432
 Recognized actuarial losses                                         599         1,075        1,806         3,235
                                                                 -------       -------     --------      --------

                                                                 $ 2,480       $ 3,412     $  6,490      $  9,735
                                                                 =======       =======     ========      ========

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

                                                                Three months ended          Nine months ended
                                                                   September 30,              September 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $    39       $    57      $   112       $   170
 Interest cost                                                       706           658        2,111         1,977
 Amortization of prior service credit                               (518)         (253)      (1,556)         (765)
 Recognized actuarial losses (gains)                                  (4)           44           15           134
                                                                 -------       -------      -------       -------

                                                                 $   223       $   506      $   682        $1,516
                                                                 =======       =======      =======        ======

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company determined that benefits provided by its two U.S. plans (sponsored by NL and Tremont) are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act for those plans. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

Note 15 - Stockholders' equity:

     During the third quarter of 2004, the Company cancelled approximately 8.9 million shares of its common stock that previously had been held in treasury. The aggregate $60.7 million cost of such treasury shares was allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP. Such cancellation had no impact on the net Valhi shares outstanding for financial reporting purposes. At September 30, 2004, approximately 5 million shares of Valhi common stock, held by subsidiaries of Valhi, remain in treasury for financial reporting purposes and are classified as treasury stock in the Company's consolidated financial statements in accordance with GAAP.

Note 16 - Accounting principle newly adopted in 2004:

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

-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

General

     The Company reported net income of $17.4 million, or $.14 per diluted share, in the third quarter of 2004 compared to net income of $8.8 million, or $.07 per diluted share, in the third quarter of 2003. For the first nine months of 2004, the Company reported income before cumulative effect of change in accounting principle of $284.5 million, or $2.36 per diluted share, compared to income of $28.2 million, or $.23 per diluted share, in the first nine months of 2003.

     The increase in the Company's diluted earnings per share from the third quarter and first nine months of 2003 compared to the same periods in 2004 is due primarily to the net effects of (i) lower chemicals operating income, (ii) higher component products operating income, (iii) lower environmental remediation and legal expenses of NL, (iv) higher equity in earnings of TIMET,
(v) the reversal of Kronos' German deferred income tax asset valuation allowance and (vi) the tax benefits related to EMS. Net income in 2003 includes (i) a second quarter income tax benefit relating to the refund of prior year German income taxes of $.17 per diluted share and (ii) gains from the disposal of property and equipment (principally related to certain real property of NL) aggregating $.03 per diluted share in the third quarter ($.04 per diluted share in the 2003 year-to-date period). Net income in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.75 per diluted share, (ii) a second quarter income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $.30 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.03 per diluted share and (iv) income related to the Company's pro-rata share of TIMET's non-operating gain from TIMET's exchange of its convertible preferred debt securities for a new issue of TIMET convertible preferred stock of $.03 per diluted share. Overall, the Company currently believes its net income in calendar 2004 will be higher than calendar 2003 due in part to the impact of the tax benefits recognized in 2004.

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2003 and 2004 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: increasing during the first quarter of 2003, flat during the second quarter of 2003, decreasing during the third and fourth quarters of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing in the third quarter of 2004.

                                                 Three months ended                      Nine months ended
                                                    September 30,                         September 30,
                                                 -------------------                    ---------------
                                            2003          2004      % Change       2003         2004      % Change
                                            ----          ----      --------       ----         ----      --------
                                                       (In millions, except percentages and volumes)

 Net sales                                $242.9        $286.1        +18%        $762.5       $845.1        +11%
 Operating income                           31.7          25.8        -18%          94.1         84.2        -10%

 Ti02 data:
   Sales volumes*                          111           128          +16%         350          383           +9%
   Production volumes*                     118           123           +5%         354          363           +3%

   Percentage change in average Ti02 selling prices:
     Using actual
      foreign currency
      exchange rates                                                   +3%                                    +2%
     Impact of changes in
      foreign currency
      exchange rates                                                   -4%                                    -5%
                                                                      ----                                   ----

     In billing currencies                                             -1%                                    -3%
                                                                      ====                                   ====

* Thousands of metric tons

     Kronos' sales increased $43.2 million (18%) in the third quarter of 2004 compared to the third quarter of 2003, and increased $82.6 million (11%) in the first nine months of 2004 as the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $11 million and $46 million, respectively, as further discussed below, and higher sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 1% lower in the third quarter of 2004 than the third quarter of 2003, and were 3% lower in the first nine months of 2004 as compared to the same period in 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the third quarter of 2004 were 3% higher than the third quarter of 2003, and increased 2% for the first nine months of the year.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 3% and 2% increases in Kronos' average TiO2 selling prices during the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure) and the 1% and 3% decreases in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the third quarter of 2004 were 3% higher than the second quarter of 2004, the first quarter with an upward trend in selling prices since the third quarter of 2003. In June 2004, Kronos announced additional price increases of 4 cents per pound in the U.S., Canadian 6 cents per pound in Canada and euro 120 per metric ton in Europe, all of which are targeted to be implemented in the fourth quarter of 2004. In September 2004, Kronos announced additional price increases of 3 cents to 6 cents per pound in the U.S., Canadian 4 cents to Canadian 8 cents per pound in Canada and euro 110 per metric ton in Europe, all of which are in addition to the July/August announced increases and are targeted to be implemented in January 2005. Kronos is also targeting to achieve price increases in export markets in the fourth quarter of the year. The extent to which all of such price increases will be realized will depend on, among other things, economic factors.

     Chemicals operating income in the second quarter of 2004 includes $6.3 million of income related to the settlement of a certain contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007 to resolve such dispute.

     Kronos' TiO2 sales volumes in the third quarter of 2004 increased 16% compared to the third quarter of 2003, and volumes were 9% higher in the year-to-date period, as higher volumes in European and export markets more than offset lower volumes in Canada. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 5% in the third quarter of 2004 compared to the third quarter of 2003, and increased 3% in the first nine months of 2004. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in the first nine months of 2004 were both new records for Kronos. Operating income comparisons were negatively impacted by the lower average selling prices for TiO2.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, primarily the euro, other major European currencies and the Canadian dollar. In addition, a portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales in the third quarter and first nine months of 2004 by a net amount of approximately $11 million and $46 million, respectively, compared to the same periods of 2003. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the 2004 periods as compared to the same periods of 2003. Overall, the net impact of currency exchange rate fluctuations increased chemicals operating income in the first nine months of 2004 by $7 million as compared to the same period in 2003, while the effect of currency exchange rate fluctuations was not significant in the quarter.

     Kronos expects its TiO2 sales and production volumes in calendar 2004 will be higher as compared to 2003. Kronos' average TiO2 selling prices, which declined during the second half of 2003 and first quarter of 2004, began to rise during the second quarter of 2004 and continued to rise during the third quarter of 2004. Kronos expects it average TiO2 selling prices will continue to increase during the fourth quarter of the year. Nevertheless, Kronos expects its overall average TiO2 selling prices, in billing currencies, will be lower in calendar 2004 as compared to 2003. Overall, Kronos expects it chemicals operating income in 2004 will be lower than 2003. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by approximately $11.1 million in the first nine months of 2003 and $12.0 million in the first nine months of 2004.

Component products

                                                Three months ended                      Nine months ended
                                                  September 30,                           September 30,
                                                ------------------                     ----------------
                                           2003          2004      % Change       2003         2004      % Change
                                           ----          ----      --------       ----         ----      --------
                        (In millions, except percentages)

 Net sales                                $52.6          $56.0          +7%     $153.3        $165.9         +8%
 Operating income (loss)                    (.4)           5.8           n.m.      1.8           14.6      +713%

n.m. = not meaningful

     Component products sales were higher in the third quarter and first nine months of 2004 as compared to the same periods in 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies increased component products sales by $1.1 million in the third quarter of 2004 as compared to the third quarter of 2003, and increased sales by $4.5 million in the first nine months of the year. Component products sales comparisons were also impacted by higher sales volumes of security products and precision slide products and the effect of price increases for certain products.

     During the third quarter of 2004, sales of slide and security products increased 11% and 2%, respectively, as compared to the third quarter of 2003, and sales of ergonomic products increased 8% (year-to-date increases for slide and security products of 15% and 3%, respectively, with no significant change in sales of ergonomic products on a year-to-date basis). The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2002 and 2003, including retooling of CompX's facility in Michigan, consolidating CompX's two Canadian facilities into one facility and restructuring CompX's operations in the Netherlands. In addition, operating income comparisons were also favorably impacted by relative changes in product mix of security products, the price increases for certain products and expenses of approximately $900,000 incurred during the first nine months of 2003 (mostly in the first half of the year) associated with the consolidation of the two Canadian facilities into one facility. In addition, the components products operating loss in the third quarter of 2003 includes a $3.5 million restructuring charge associated with the implementation of certain headcount reduction at CompX's Netherlands operations.

     CompX has substantial operations and assets located outside the United States in Canada, the Netherlands and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the euro and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the third quarter and first nine months of 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with the same period in 2003. Currency exchange rate fluctuations did not significantly impact component products operating income comparisons for the same periods.

     While demand has improved across most of CompX's product segments, certain customers are seeking lower cost Asian sources as alternatives to CompX's products. Although CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities, the recent increase in order rates may be moderated to a certain extent in the near term. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering or improvement in manufacturing processes, moving production to lower-cost facilities and providing value-added customer support services that foreign manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of competitive pricing pressures.

     Additionally, CompX's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results.

     Although CompX currently expects the operating results of its Netherlands operations will continue to improve, CompX is evaluating the overall strategic role of such operations for CompX as a whole, and additional actions could be taken in the future, including the possible sale of some or all of such operations, and additional actions could be taken in the future that could result in significant charges for asset impairment, including goodwill, and other costs in future periods. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to more effectively expand on new product and new market opportunities to improve CompX's profitability.

Waste management

                                                             Three months ended            Nine months ended
                                                               September 30,                 September 30,
                                                             2003           2004          2003           2004
                                                             ----           ----          ----           ----
                                                                              (In millions)

 Net sales                                                 $  .5         $ 4.4          $ 3.0         $  6.6
 Operating loss                                             (3.1)          (.5)          (8.7)           (7.3)

     Waste management sales increased, and its operating loss declined, in the first nine months of 2004 compared to the same period of 2003 due to improved demand for waste management services, offset in part by costs associated with the enhancement of the operating management team. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including treatment and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in 2004 and 2005.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes. Although sales improved in the third quarter, the waste management industry is still experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage wastes onsite at their facilities also have resulted in weak demand for Waste Control Specialists' waste management services. These factors have led to reduced demand and increased downward price pressure for waste management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed low-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed low-level radioactive wastes.

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

Equity in earnings of TIMET

                                                                Three months ended          Nine months ended
                                                                September 30, 2004            September 30,
                                                                 2003         2004          2003          2004
                                                                 ----         ----          ----          ----
                                                                                 (In millions)

 TIMET historical:
   Net sales                                                   $ 83.6        $120.2        $284.7       $364.9
                                                               ======        ======        ======       ======

   Operating income (loss):
     Boeing take-or-pay                                        $ 10.1        $ 10.1        $ 12.9       $ 12.6
     Tungsten accrual                                             1.7          -              1.7          -
     LIFO income (expense)                                        3.9          (1.1)          4.5         (3.0)
     Contract termination charge                                 (6.8)         -             (6.8)        -
     Other, net                                                  (7.6)          3.4         (21.2)        12.6
                                                               ------        ------        ------       ------
                                                                  1.3          12.4          (8.9)        22.2

   Gain on exchange of convertible
    preferred debt securities                                     -            15.5           -           15.5
   Other general corporate, net                                   -             (.1)          (.6)          .8
   Interest expense                                              (4.0)         (3.1)        (12.2)       (11.5)
                                                               ------        ------        ------       ------
                                                                 (2.7)         24.7         (21.7)        27.0

   Income for tax benefit (expense)                               (.3)           .6           (.8)         (.7)
   Minority interest                                              -             (.1)          (.2)         (.8)
   Dividends on preferred stock                                   -            (1.1)          -           (1.1)
                                                               ------        ------        ------       ------

     Income (loss) before cumulative
      effect of change in accounting
      principle attributable to
      common stock                                             $ (3.0)       $ 24.1        $(22.7)      $ 24.4
                                                               ======        ======        ======       ======

 Equity in earnings (losses) of TIMET                          $   .2        $ 11.2        $ (3.7)      $ 13.7
                                                               ======        ======        ======       ======

     TIMET's operating results improved in the third quarter of 2004 as compared to the third quarter of 2003 in part due to the net effects of a 34% increase in sales volumes of mill products, a 3% decrease in sales volumes of melted products (ingot and slab) and an 39% increase in melted product average selling prices. TIMET's sales volumes of mill products and melted products increased 31% and 12%, respectively, in the first nine months of 2004 as compared to the same period in 2003, while average selling prices for melted products increased 12% and selling prices of mill products decreased 2%. TIMET's mill product average selling prices were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro, and were negatively impacted by changes in product mix. The increase in sales volumes of mill products is due primarily to higher volumes in the commercial and military aerospace sector and industrial markets. The increase in sales volumes for melted products is principally the result of market demands and market share gains. The increase in melted product average selling prices was due in part to a change in product mix relative to a significant sale of slab in the third quarter of 2003, for which selling prices are lower than ingot.

     TIMET's operating results in the first nine months of 2004 includes income in the first quarter of $1.9 million related to a change in TIMET's vacation policy. TIMET's operating results comparisons were also favorably impacted by improved plant operating rates, which increased from 55% in the first nine months of 2003 to 72% in the first nine months of 2004, and TIMET's continued cost management efforts. TIMET's operating results comparisons were negatively impacted by relative changes in TIMET's LIFO inventory reserves, which reduced TIMET's operating income in the third quarter and first nine months of 2004 by $5.0 million and $7.5 million, respectively, as compared with the same periods in 2003, as well as higher costs for raw materials (scrap and alloys) and energy. TIMET's operating results in the third quarter of 2003 include (i) a $6.8 million charge related to the termination of TIMET's purchase and sale agreement with Wyman-Gordon and (ii) a $1.7 million reduction in its accrual for a previously-reported product liability matter. TIMET's operating results in 2004 were also negatively affected by higher accruals for incentive compensation payments expected to be paid in 2004, and higher environmental remediation expenses (primarily associated with its Nevada production facility).

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I (a wholly-owned subsidiary of TIMET) were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. TIMET recognized a non-cash pre-tax gain of $15.5 million related to such exchange. The exchange of the convertible preferred debt securities for a new issue of TIMET preferred stock will result in TIMET reporting lower interest expense going forward, although the effect on TIMET's income attributable to common stock of lower interest expense will be substantially offset by dividends accruing on the new preferred stock.

     TIMET currently expects sales revenues for the full year 2004 will range from $495 million to $505 million. TIMET currently expects its production volumes will remain relatively stable throughout the remainder of 2004, resulting in overall capacity utilization during 2004 of approximately 70% to 75% (as compared to 72% in the first nine months of 2004). TIMET's backlog was approximately $400 million at September 30, 2004, up from $320 million at June 30, 2004 and $175 million at September 30, 2003. TIMET's June 2004 and September 2003 backlog numbers have been adjusted to include contractually obligated consignment orders, which had previously been excluded from reported backlog figures.

     TIMET currently expects its full year 2004 gross margin to range from 9% to 11% of net sales. TIMET's operating costs are affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor costs and energy costs. Raw material costs represent the largest portion of TIMET's manufacturing cost structure. TIMET expects to manufacture about one-third of its titanium sponge requirements during 2004. The unit cost of titanium sponge manufactured at TIMET's Nevada facility in 2004 is expected to decrease relative to 2003, due primarily to higher sponge plant operating rates as the plant reached full capacity in the second quarter of 2004. TIMET expects the aggregate cost of its purchased sponge and alloys will increase through the remainder of 2004 and into 2005. Additionally, the industry is currently experiencing higher prices for scrap, and TIMET expects those costs will continue to increase throughout 2004 and into 2005. When the demand for titanium melted and mill products begins to increase, TIMET's requirements for scrap precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. TIMET is continuing its efforts to increase prices on its products in order to offset the effects of increased raw material and energy costs.

     TIMET's selling, general, administrative and development expenses for 2004 are expected to be higher compared to 2003, in part due to potential employee profit sharing payouts based upon TIMET's various incentive compensation plans. TIMET currently anticipates that it will receive orders from Boeing for about
1.6 million pounds of product during 2004. At this projected order level, TIMET expects to recognize about $22 million of income in 2004 under the Boeing long-term agreement take-or-pay provisions, including $2.5 million and $10.1 million recognized in the second and third quarters of 2004, respectively. Such earnings are reported as part of TIMET's operating income, but will not be included in its sales revenue, sales volume or gross margin.

     TIMET currently expects its operating income in 2004 will be between $33 million and $38 million, and TIMET currently expects its full year net income attributable to common stock for 2004 will range between $34 million and $39 million.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by Tremont in conjunction with Tremont's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $5.5 million in the first nine months of 2003 and $3.7 million in the first nine months of 2004.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in the first nine months of 2004 was comparable to the same period of 2003. Aggregate general corporate interest and dividend income during the fourth quarter of 2004 is currently expected to approximate the same period in 2003.

     Gain on disposal of fixed assets. The gain on disposal of fixed assets in 2003 relates primarily to the sale of certain real property of NL.

     General corporate expenses. Net general corporate expenses in the third quarter and first nine months of 2004 were lower than the same periods of 2003 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in 2004 are currently expected to continue to be lower than 2003 due to lower expected environmental remediation expenses of NL. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including KII's euro 285 million 8.875% Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the third quarter and first nine months of 2004 was higher than the same periods in 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the KII Senior Secured Notes by approximately $500,000 during the third quarter of 2004 as compared to the third quarter of 2003 (year-to-date increase of $2.2 million). Assuming no significant change in interest rates or foreign currency exchange rates, interest expense in the fourth quarter of 2004 is expected to continue to be slightly higher than interest expense in the same period of 2003.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements.

     At September 30, 2004, Kronos had the equivalent of $602 million and $244 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 11 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences met the "more-likely-than-not" recognition criteria. Accordingly, as of June 30, 2004, Kronos reversed the remaining $245.6 million valuation allowance related to such items. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in the third quarter of 2004 was higher than what it would have otherwise been, and the Company's future effective income tax rate is expected to continue to be higher than it otherwise would have been, although its future cash income tax rate was not effected.

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

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not yet determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction.

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

     Minority interest in the subsidiary of NL relates to EMS. EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

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

     Accounting principle newly adopted in 2004. See Note 16 to the Consolidated Financial Statements.

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

     At September 30, 2004, the Company's third-party indebtedness consisted principally of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) Valhi's $58 million of borrowings under its revolving bank credit facility due (as amended in October 2004) in October 2005 and (iii) Kronos International's euro-denominated Senior Secured Notes (equivalent of $350 million principal amount outstanding) due in 2009. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during the fourth quarter of 2004 will be required to be used to repay indebtedness during the remainder of the year.

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

     Cash flows provided from operating activities increased from $73.8 million in the first nine months of 2003 to $112.3 million in the first nine months of 2004. This $38.5 million increase was due primarily to the net effect of (i) higher net income of $255.7 million, (ii) a larger deferred income tax benefit of $281.9 million, (iii) higher depreciation and amortization expense of $4.5 million, (iv) higher distributions from Kronos' TiO2 manufacturing joint venture of $6.9 million, (v) a $17.4 million improvement in equity in earnings (losses) of TIMET, (vi) higher minority interest of $44.0 million, (vii) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $10.6 million and (viii) higher cash received for income taxes of $7.1 million. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Valhi does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that certain of such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent, NL Parent and Tremont LLC).

                                                                                         Nine months ended
                                                                                          September 30,
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                            (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                            $ 83.4             $119.8
  CompX                                                                               14.1               20.8
  Valhi Parent                                                                        21.7               24.2
  NL (other than Kronos and CompX)                                                    (8.6)               7.1
  Tremont LLC                                                                          3.1                1.1
  Waste Control Specialists                                                           (4.5)              (6.4)
  Other                                                                               (1.6)               (.2)
  Eliminations                                                                       (33.8)             (54.1)
                                                                                    ------             ------

    Valhi consolidated                                                              $ 73.8             $112.3
                                                                                    ======             ======


     Investing and financing activities. Approximately 68% of the Company's consolidated capital expenditures in the first nine months of 2004 relate to Kronos, 23% relates to Waste Control Specialists and substantially all of the remainder relates to CompX. During the first nine months of 2004, Valhi purchased shares of Kronos common stock in market transactions for $17.1 million, and NL collected $2 million on its loan to one of the Contran family trusts.

     During the first nine months of 2004, Valhi repaid a net $4.8 million of its short-term demand loans from Contran and borrowed a net $53.0 million under its revolving bank credit facility, (ii) CompX repaid a net $26.0 million under its revolving bank credit facility and (iii) Kronos borrowed an aggregate of euro 26 million ($32 million when borrowed) of borrowings under its European revolving bank credit facility, all of which were subsequently repaid in the second quarter.

     At September 30, 2004, unused credit available under existing credit facilities approximated $232.4 million, which was comprised of: CompX - $47.5 million under its new revolving credit facility; Kronos - $95 million under its European credit facility, $8 million under its Canadian credit facility, $38 million under its U.S. credit facility and $3 million under other non-U.S. facilities; and Valhi - $40.9 million under its revolving bank credit facility.

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

Chemicals - Kronos

     At September 30, 2004, Kronos had cash, cash equivalents and marketable debt securities of $122.0 million, including restricted balances of $3.5 million, and Kronos had approximately $144 million available for borrowing under its U.S., Canadian and European credit facilities.

     At September 30, 2004, Kronos' outstanding debt was comprised of (i) $350 million related to KII's Senior Secured Notes and (ii) approximately $300,000 of other indebtedness. In addition, at September 30, 2004 Kronos had long-term notes payable to NL, Valhi and Valcor aggregating $200 million and due in 2010 which are eliminated in the Company's consolidated financial statements. In October 2004, Valcor distributed to Valhi its $162.5 million note receivable from Kronos, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi (including accrued interest) principally using available cash on hand.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

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

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' net assets, will fluctuate based upon changes in currency exchange rates.

     In October 2004, Kronos filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. The registration statement has not yet been declared effective by the SEC. There can be no assurance that the registration statement will be declared effective, or if declared effective, that the offering would be completed. The securities may not be offered for sale or sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. If the offering is completed, Kronos would use a portion of the net proceeds from such offering to repay the remaining balance of its long-term note payable to affiliates, with the balance of the net proceeds available for Kronos' general corporate purposes, including possible acquisitions.

NL Industries

     At September 30, 2004, NL (exclusive of Kronos and CompX) had cash, cash equivalents and marketable debt securities of $57.7 million, including restricted balances of $22.2 million. Of such restricted balances, $17 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. NL also has a $31.4 million long-term note receivable from Kronos due in 2010, which is eliminated in the Company's consolidated financial statements. As discussed above, Kronos has filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. Assuming the offering is completed, Kronos has stated that it intends to use a portion of the net proceeds from such offering to prepay its remaining notes payable to affilites, including the $31.4 million held by NL.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL (of which NL transferred an aggregate of $168.6 million to Valhi and Valcor in connection with NL's acquisition of the shares of CompX common stock previously held by Valhi and Valcor, as discussed in Note 2 to the Consolidated Financial Statements). During the first nine months of 2004, NL paid its three $.20 per share regular quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 966,000 shares, or approximately 2% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Valhi, Tremont and NL are members of the Contran Tax Group. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the applicable date of distribution. With respect to the shares of Kronos distributed to Valhi and Tremont (806,000 shares in the aggregate), the terms of NL's tax sharing agreement with Valhi, as amended in December 2003, do not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont, since the tax on that portion of the gain is deferred at the Valhi level due to Valhi, Tremont and NL being members of the same tax group. NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability aggregated approximately $1.9 million. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is $1.6 million, and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of these distributions had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     Following the second of such quarterly dividends in 2004, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004. However, the Company continues to consolidate Kronos since the Company continues to own a majority of Kronos, either directly or indirectly through NL and Tremont.

     Prior to September 24, 2004, the Company's ownership of Compx was owned by Valhi and Valcor. On September 24, 2004, NL completed the acquisition the Compx shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note is eliminated in the preparation of the Company's consolidated financial statements). See Note 2 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and such transaction had no effect on the Company's consolidated financial statements.

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

Component products - CompX International

     CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its new bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends for the foreseeable future. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003. In the fourth quarter of 2004, CompX resumed its regular quarterly dividend at the $.125 per share rate.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables or similar exchange rate risk associated with future sales denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. At each balance sheet date, any such outstanding currency forward contract is marked-to-market with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at September 30, 2004, CompX held contracts maturing through November 2004 to exchange an aggregate of U.S. $3.1 million for an equivalent amount of Canadian dollars at exchange rates ranging from Cdn. $1.29 to Cdn. $1.31 per U.S. dollar. At September 30, 2004 the actual exchange rate was Cdn. $1.28 per U.S. dollar. The fair value of such forward contracts was not significant at September 30, 2004.

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

Waste management - Waste Control Specialists

     At September 30, 2004, Waste Control Specialists' indebtedness consisted principally of $44.3 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2003 intercompany indebtedness - $30.9 million). The additional borrowings during the first nine months of 2004 were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's consolidated financial statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2004 from such Valhi subsidiary.

TIMET

     At September 30, 2004, TIMET had $117 million of borrowing availability under its various U.S. and European credit agreements. During the first quarter of 2004, TIMET amended its U.S. credit facility to remove the equipment component from the determination of TIMET's borrowing availability in order to avoid the cost of an appraisal. This amendment effectively reduced TIMET's current borrowing availability in the U.S. by $12 million. However, TIMET can regain this availability, upon request, by completing an updated equipment appraisal. TIMET presently expects its cash flows from operating activities will be slightly positive during 2004, reflecting in part the resumption of paying quarterly distributions on the convertible preferred debt securities, as discussed below. TIMET received the 2004 advance of $27.9 million from Boeing in January 2004.

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

     In August 2004, TIMET effected a 5:1 split of its common stock. Such stock split had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of the split.

     Prior to August 2004, a wholly-owned subsidiary of TIMET had issued 4,024,820 shares outstanding of its 6.625% convertible preferred debt securities, representing an aggregate $201.2 million liquidation amount, that mature in 2026. Each security is convertible into shares of TIMET common stock at a conversion rate of .1339 shares of TIMET common stock per convertible preferred security. Such convertible preferred debt securities do not require principal amortization, and TIMET has the right to defer distributions on the convertible preferred securities for one or more quarters of up to 20 consecutive quarters, provided that such deferral period may not extend past the 2026 maturity date. TIMET is prohibited from, among other things, paying dividends or reacquiring its capital stock while distributions are being deferred on the convertible preferred securities. In October 2002, TIMET elected to exercise its right to defer future distributions on its convertible preferred securities for a period of up to 20 consecutive quarters. Distributions continued to accrue at the coupon rate on the liquidation amount and unpaid distributions. This deferral was effective starting with TIMET's December 1, 2002 scheduled payment. In April 2004, TIMET paid all previously-deferred distributions with respect to the convertible preferred debt securities and paid the next scheduled distribution in June 2004.

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and are convertible into shares of TIMET common stock at the rate of one and two-thirds of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances.

     During the third quarter of 2004, the President of the United States approved a petition filed by TIMET to eliminate a special tariff exemption for titanium wrought products imported into the United States from Russia under the Generalized System of Preferences ("GSP"). Under the GSP program, the President has the authority to suspend normal trade tariffs on imports of designated products from certain developing countries. Normal customs duties on titanium wrought products from Russia had been suspended since 1998. This action means that duties on imports of titanium wrought product from Russia, where one TIMET's main competitors in located, will return to the normal tariff of 15% during the fourth quarter of 2004.

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

     In October 2002, Tremont entered into a $15 million revolving credit facility with NL, currently collateralized by 10.2 million shares of NL common stock and 5.1 million shares of Kronos common stock owned by Tremont. Any outstanding borrowings under the facility, which matures in December 2004, are eliminated in Valhi's consolidated financial statements. At September 30, 2004, no amounts were outstanding under Tremont's loan facility with NL and $15 million was available to Tremont for additional borrowings.

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 21.9 million shares of Kronos held by Valhi and Tremont at September 30, 2004 (16.6 million shares held by Valhi and 5.3 million share held by Tremont, a wholly-owned subsidiary of Valhi), Valhi would directly or indirectly receive aggregate annual dividends from Kronos of $21.9 million. NL, which paid regular quarterly cash dividends of $.20 per share in 2003, has paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock. The Company does not currently expect to receive any distributions from Waste Control Specialists during 2004.

     Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi has not guaranteed any indebtedness of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividends or selling interests in subsidiaries or other assets.

     At September 30, 2004, Valhi had $8.7 million of parent level cash and cash equivalents and had $58 million outstanding under its revolving bank credit agreement. In addition, Valhi had $40.9 million of borrowing availability under its revolving bank credit facility. During the second quarter of 2004, the size of Valhi's revolving bank credit facility was increased from $85 million to $100 million, and the maturity date of the facility has been extended one year to October 2005.

     As noted above, in September 2004 NL completed the acquisition of the shares of CompX common stock previously held by Valhi and Valcor. The purchse price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's note receivable from Kronos ($162.5 million to Valcor and $6.1 million to Valhi). In October 2004, Valcor distributed to Valhi its $162.5 million note receivable from Kronos, and subsequently Kronos prepaid $100.0 million on the note payable to Valhi (including accrued interest) principally using available cash on hand. Valhi used $58 million of such $100 million to repay the outstanding balance under its revolving bank credit facility. The remainder is available for Valhi's general corporate purposes. Also as discussed above, Kronos has filed a registration statement with the SEC for a proposed offering of up to 8.25 million shares of its common stock. Assuming the offering is completed, Kronos has stated that it intends to use a portion of the net proceeds from such offering to prepay its remaining notes payable to affilites, including the remaining balance of Valhi's note receivable from Kronos.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At September 30, 2004, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $37.0 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.9 million in 2004) would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven
L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

There has been no change to the Company's system of internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent auditors will also be required to annually attest to the Company's internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2003, using a combination of internal and external resources . The process of documenting, testing and evaluating the Company's internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with
Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 and be in a position to conclude that the Company's internal control over financial reporting is effective as of December 31, 2004, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances beyond the Company's control could arise, there can be no assurance that the Company will ultimately be able to fully comply with
Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 or whether it will be able to conclude that the Company's internal control over financial reporting is effective as of December 31, 2004.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements, the 2003 Annual Report and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 for descriptions of certain legal proceedings.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In September 2004, the Wisconsin Supreme Court granted plaintiff's petition for review of the appellate court's June 2004 decision affirming the trial court's dismissal of all of the plaintiff's claims.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In September 2004, the Maryland Court of Appeals granted plaintiffs' petition for review of the appellate court's dismissal of certain of the plaintiffs' claims.

     City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). In September 2004, the court amended the scheduling order and reset the trial date for January 2006.

     Spring Branch Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-31175). The time for plaintiff's appeal of the appellate court's June 2004 decision granting defendants' motion for summary judgment expired in August 2004.

     Jackson, et al. v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In August 2004, plaintiffs voluntarily agreed to sever one of the plaintiffs, and defendants withdrew their motion to sever such plaintiff.

     The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03C-V846 H). In September 2004, the court stayed the case pending an appeal by the tribe related to sovereign immunity issues.

     In July 2004, the U.S. EPA and NL entered into an administrative order on consent to perform a removal action with respect to the site of a formerly-owned lead smelting facility located in Collinsville, Illinois.

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

        (b)    Reports on Form 8-K

               Reports on Form 8-K for the quarter ended September 30, 2004.

               August 6, 2004 - Reported Items 9 and 12. August 31, 2004 - Reported Items 7.01 and 9.01. September 24, 2004 - Reported Items 1.01, 2.01, 7.01 and 9.01.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                VALHI, INC.
                               (Registrant)



Date   November 8, 2004       By /s/ Bobby D. O'Brien
     --------------------        ------------------------------
                                 Bobby D. O'Brien
                                 Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial Officer)



Date   November 8, 2004       By /s/ Gregory M. Swalwell
     --------------------        ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)