Form 10-K
period 2004-12-31
VALHI INC /DE/
filed 2005-03-30
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 - For the Fiscal year ended December 31, 2004

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
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                               which registered
---------------------------------                ------------------------------
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

The aggregate market value of the 10.4 million shares of voting stock held by nonaffiliates of Valhi, Inc. as of June 30, 2004 (the last business day of the Registrant's most recently-completed second fiscal quarter) approximated $118.4 million.

As of February 28, 2005, 119,485,878 shares of the Registrant's common stock were outstanding.

                       Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                              [INSIDE FRONT COVER]


     A chart showing, as of December 31, 2004, (i) Valhi's 62% ownership of NL Industries, Inc., 46% ownership of Kronos Worldwide, Inc., 100% ownership of Waste Control Specialists LLC, 100% ownership of Tremont LLC and 1% ownership of Titanium Metals Corporation ("TIMET"), (ii) NL's 37% ownership of Kronos Worldwide and 68% ownership of CompX International Inc., (iii) Tremont's 21% ownership of NL, 11% ownership of Kronos Worldwide and 40% ownership of TIMET and (x) TIMET's 17% ownership of CompX. The chart also indicates that Tremont distributed its ownership interest in NL and Kronos to Valhi in January 2005.

                                     PART I

ITEM 1.   BUSINESS

     As more fully described on the condensed organizational chart on the opposite page, Valhi, Inc. (NYSE: VHI), has operations through majority-owned subsidiaries or less than majority-owned affiliates in the chemicals, component products, waste management and titanium metals industries. Information regarding the Company's business segments and the companies conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 2 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The Company is based in Dallas, Texas.

Chemicals                           Kronos  is a  leading  global  producer  and
  Kronos Worldwide, Inc.            marketer  of  value-added  titanium  dioxide
                                    pigments   ("TiO2"),   which  are  used  for
                                    imparting whiteness,  brightness and opacity
                                    to a diverse range of customer  applications
                                    and  end-use  markets,  including  coatings,
                                    plastics,  paper  and other  industrial  and
                                    consumer "quality-of-life"  products. Kronos
                                    has  production  facilities  in  Europe  and
                                    North America. Sales of TiO2 represent about
                                    90% of  Kronos'  total  sales in 2004,  with
                                    sales   of   other    products    that   are
                                    complementary   to  Kronos'  TiO2   business
                                    comprising the remainder.

Component Products                  CompX is a leading manufacturer of precision
  CompX International Inc.          ball bearing slides,  security  products and
                                    ergonomic  computer  support systems used in
                                    office      furniture,      computer-related
                                    applications   and  a   variety   of   other
                                    industries. CompX has production facilities in North America and Asia.

Waste Management                    Waste Control  Specialists owns and operates
  Waste Control Specialists LLC     a facility in West Texas for the processing,
                                    treatment,    storage   and    disposal   of
                                    hazardous,   toxic  and  certain   types  of
                                    low-level  and mixed  low-level  radioactive
                                    wastes. Waste Control Specialists is seeking
                                    additional   regulatory   authorizations  to
                                    expand its  treatment,  storage and disposal
                                    capabilities   for   low-level   and   mixed
                                    low-level radioactive wastes.

Titanium Metals                     Titanium Metals  Corporation  ("TIMET") is a
  Titanium Metals Corporation       leading global producer of titanium  sponge,
                                    melted  products  (ingot  and slab) and mill
                                    products   for   commercial   and   military
                                    aerospace,  industrial  and  other  markets,
                                    including new  applications  for titanium in
                                    the automotive  and other emerging  markets.
                                    TIMET  is  the  only   producer  with  major
                                    production facilities in both the U.S. and Europe, the world's principal markets for titanium consumption.

     Valhi, a Delaware corporation, is the successor of the 1987 merger of LLC Corporation and another entity. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies. NL (NYSE: NL), Kronos (NYSE: KRO), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each currently file periodic reports with the Securities and Exchange Commission ("SEC"). The information set forth below with respect to such companies has been derived from such reports.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 - "Business,"
Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in the Company's other filings with the SEC including, but not limited to, the following:

     o    Future supply and demand for the Company's products,
     o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
     o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o    The introduction of trade barriers,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The ability of the Company to renew or refinance credit facilities,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
     o    Possible future litigation.

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


CHEMICALS - KRONOS WORLDWIDE, INC.

     Products and operations. Kronos is a leading global producer and marketer of value-added TiO2, inorganic chemical products used for imparting whiteness, brightness and opacity to a diverse range of customer applications and end-use markets, including coatings, plastics, paper, fiber, food, ceramics and cosmetics. TiO2 is considered a "quality-of-life" product with demand affected by gross domestic product in various regions of the world. TiO2, the largest commercially used whitening pigment by volume, derives its value from its whitening properties and opacifying ability (commonly referred to as hiding power). As a result of TiO2's high refractive index rating, it can provide more hiding power than any other commercially produced white pigment. In addition, TiO2 demonstrates excellent resistance to chemical attack, good thermal stability and resistance to ultraviolet degradation. TiO2 is supplied to customers in either a powder or slurry form.

     Approximately one-half of Kronos' 2004 TiO2 sales volumes were to Europe, with about 38% to North America and the balance to export markets. Kronos is the second-largest producer of TiO2 in Europe, with an estimated 20% share of European TiO2 sales volumes in 2004. Kronos has an estimated 14% share of North American TiO2 sales volumes.

     TiO2 is produced in two crystalline forms: rutile and anatase. Both the chloride and sulfate production processes (discussed below) produce rutile TiO2. Chloride process rutile is preferred for the majority of customer applications. From a technical standpoint, chloride process rutile has a bluer undertone and higher durability than sulfate process rutile TiO2. Although many end-use applications can use either form of TiO2, chloride process rutile TiO2 is the preferred form for use in coatings and plastics, the two largest end-use markets. Anatase TiO2, which is produced only through the sulfate production process, represents a much smaller percentage of annual global TiO2 production and is preferred for use in selected paper, ceramics, rubber tires, man-made fibers, food and cosmetics.

     Per capita consumption of Ti02 in the United States and Western Europe far exceeds consumption in other areas of the world and these regions are expected to continue to be the largest consumers of TiO2. Significant markets for TiO2 could emerge in Eastern Europe, the Far East or China, as the economies in these regions continue to develop to the point that quality-of-life products, including TiO2, experience greater demand.

     Kronos believes that there are no effective substitutes for TiO2. Extenders, such as kaolin clays, calcium carbonate and polymeric opacifiers, are used in a number of end-use markets as white pigments, however the opacity in these products is not able to duplicate the performance characteristics of TiO2, and Kronos believes these products are unlikely to replace TiO2.

     Kronos currently produces over 40 different TiO2 grades, sold under the Kronos trademark, which provide a variety of performance properties to meet customers' specific requirements. Kronos' major customers include domestic and international paint, plastics and paper manufacturers.

     Kronos and its distributors and agents sell and provide technical services for its products to over 4,000 customers in over 100 countries with the majority of sales in Europe and North America. Kronos distributes its TiO2 by rail, truck and ocean carrier in either dry or slurry form. Kronos and its predecessors have produced and marketed TiO2 in North America and Europe for over 80 years, and Kronos is the only leading TiO2 producer committed to producing TiO2 and related products as its sole business. Kronos believes that it has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

     Sales of TiO2 represented about 90% of Kronos' total sales in 2004. Sales of other products, complementary to Kronos' TiO2 business, are comprised of the following:

     o Kronos operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants, including all of Kronos' European sulfate-process plants. The mine has estimated reserves that are expected to last at least 20 years. Ilmenite sales to third-parties represented approximately 4% of chemicals sales in 2004.
     o Kronos manufactures and sells iron-based chemicals, which are by-products and process by-products of the TiO2 pigment production process. These co-products chemicals are marketed through Kronos' Ecochem division, and are used primarily as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products. Sales of iron based products were about 3% of chemical sales in 2004.
     o Kronos manufactures and sells certain titanium chemical products (titanium oxychloride and titanyl sulfate), which are side-stream products from the production of TiO2. Titanium oxychloride is used in specialty applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices. Titanyl sulfate products are used primarily in pearlescent pigments. Sales of these products were about 1% of chemical sales in 2004.

     Manufacturing process, properties and raw materials. Kronos manufactures TiO2 using both the chloride process and the sulfate process. Approximately 73% of Kronos' current production capacity is based on the chloride process. The chloride process is a continuous process in which chlorine is used to extract rutile Ti02. The chloride process typically has lower manufacturing costs than the sulfate process due to higher yield and production of less waste and lower energy requirements and labor costs. Because much of the chlorine is recycled and feedstock bearing a higher titanium content is used, the chloride process produces less waste than the sulfate process. The sulfate process is a batch chemical process that uses sulfuric acid to extract TiO2. Sulfate technology can produce either anatase or rutile pigment. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is "finished" into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling). Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride-process pigments has increased relative to sulfate-process pigments, and industry-wide chloride-process production facilities in 2004 represented approximately 64% of industry capacity.

     During 2004, Kronos operated four TiO2 facilities in Europe (one in each of Leverkusen, Germany, Nordenham, Germany, Langerbrugge, Belgium and Fredrikstad, Norway). In North America, Kronos has a Ti02 facility in Varennes, Quebec and, through a manufacturing joint venture discussed below, a one-half interest in a Ti02 plant in Lake Charles, Louisiana. TiO2 is produced using the chloride process at the Leverkusen, Langerbrugge, Varennes and Lake Charles facilities, while TiO2 is produced using the sulfate process at the Nordenham, Leverkusen, Fredrikstad and Varennes facilities. Kronos operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term, and Kronos also owns a Ti02 slurry facility in Louisiana and leases various corporate and administrative offices in the U.S. and various sales offices in the U.S. and Europe. Kronos' co-products are produced at its Norwegian, Belgian and German facilities, and its titanium chemicals are produced at its Belgian and Canadian facilities.

     All of Kronos' principal production facilities are owned, except for the land under the Leverkusen and Fredrikstad facilities. The Fredrikstad plant is located on public land and is leased until 2013, with an option to extend the lease for an additional 50 years. Kronos leases the land under its Leverkusen Ti02 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, representing about one-third of Kronos' current TiO2 production capacity, is located within an extensive manufacturing complex owned by Bayer AG. Rent for the Leverkusen facility is periodically established by agreement with Bayer AG for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, Bayer provides some raw materials (including chlorine and certain amounts of sulfuric acid), auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. The lease and the supplies and services agreement have certain restrictions regarding ownership and use of the Leverkusen facility.

     Kronos produced a new company record 484,000 metric tons of TiO2 in 2004, compared to the prior records of 476,000 metric tons in 2003 and 442,000 metric tons in 2002. Such production amounts include Kronos' one-half interest in the joint-venture owned Louisiana plant discussed below. Kronos' average production capacity utilization rate in 2003 and 2004 were near full capacity, up from 96% in 2002. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital investment. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     The primary raw materials used in the TiO2 chloride production process are titanium-containing feedstock, chlorine and coke. Chlorine and coke are available from a number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited, but increasing, number of suppliers around the world, principally in Australia, South Africa, Canada, India and the United States. Kronos purchased approximately 410,000 metric tons of chloride feedstock in 2004, of which the vast majority was slag. Kronos purchased chloride process grade slag in 2004 from a subsidiary of Rio Tinto plc UK - Richards Bay Iron and Titanium Limited of South Africa under a long-term supply contract that expires at the end of 2007. Natural rutile ore is purchased primarily from Iluka Resources, Limited (Australia) under a long-term supply contract that expires at the end of 2007. Kronos does not expect to encounter difficulties obtaining long-term extensions to existing supply contracts prior to the expiration of the contracts. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' chloride process feedstock requirements over the next several years.

     The primary raw materials used in the TiO2 sulfate production process are titanium-containing feedstock, derived primarily from rock and beach sand ilmenite, and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers around the world. Currently, the principal active sources are located in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate-process pigments, Kronos operates a rock ilmenite mine in Norway which provided all of Kronos' feedstock for its European sulfate-process pigment plants in 2004. Kronos produced approximately 867,000 metric tons of ilmenite in 2004, of which approximately 311,000 metric tons were used internally by Kronos, with the remainder sold to third parties. For its Canadian sulfate-process plant, Kronos also purchases sulfate grade slag (approximately 20,000 metric tons in 2004), primarily from Q.I.T. Fer et Titane Inc. of Canada, a subsidiary of Rio Tinto, under a long-term supply contract that expires at the end of 2009. Raw materials purchased under these contracts and extensions thereof are expected to meet Kronos' sulfate process feedstock requirements over the next several years.

     Kronos has sought to minimize the impact of potential changes in the price of its feedstock raw materials by entering into the contracts discussed above which fix, to a large extent, the price of its raw materials. The contracts contain fixed quantities that Kronos is required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on Kronos' feedstock requirements. The quantities under these contracts do not require Kronos to purchase feedstock in excess of amounts that Kronos would reasonably consume in any given year. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts.

     The number of sources of, and availability of, certain raw materials is specific to the particular geographic region in which a facility is located. As noted above, Kronos purchases titanium-bearing ore from three different suppliers in different countries under multiple-year contracts. Political and economic instability in certain countries from which Kronos purchases its raw material supplies could adversely affect the availability of such feedstock. Should Kronos' vendors not be able to meet their contractual obligations or should Kronos be otherwise unable to obtain necessary raw materials, Kronos may incur higher costs for raw materials or may be required to reduce production levels, which may have a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity.

     TiO2 manufacturing joint venture. Subsidiaries of Kronos and Huntsman Holdings LLC each own a 50%-interest in a manufacturing joint venture. The joint venture owns and operates a chloride-process TiO2 plant in Lake Charles, Louisiana. Production from the plant is shared equally by Kronos and Huntsman pursuant to separate offtake agreements.

     A supervisory committee, composed of two members appointed by each of Kronos and Huntsman, directs the business and affairs of the joint venture, including production and output decisions. Two general managers, one appointed and compensated by each of Kronos and Huntsman, manage the operations of the joint venture acting under the direction of the supervisory committee.

     Kronos is required to purchase one-half of the Ti02 produced by the joint venture. Because Kronos does not control the joint venture, the joint venture is not consolidated in the Company's financial statements. The Company accounts for its interest in the joint venture by the equity method. The manufacturing joint venture operates on a break-even basis, and accordingly Kronos does not report any equity in earnings of the joint venture. With the exception of raw material costs for the pigment grades produced, Kronos and Huntsman share all costs and capital expenditures of the joint venture equally. Kronos' share of the net costs of the joint venture is reported as cost of sales as the related TiO2 acquired from the joint venture is sold. See Note 7 to the Consolidated Financial Statements.

     Competition. The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality and technical service, and the availability of high performance pigment grades. Although certain TiO2 grades are considered specialty pigments, the majority of Kronos' grades and substantially all of Kronos' production are considered commodity pigments with price generally being the most significant competitive factor. During 2004, Kronos had an estimated 12% share of worldwide TiO2 sales volumes, and Kronos believes that it is the leading seller of TiO2 in several countries, including Germany and Canada. Overall, Kronos is the world's fifth-largest producer of Ti02, with an estimated 12% share of sales volumes in 2004.

     Kronos' principal competitors are E.I. du Pont de Nemours & Co. ("DuPont"), Millennium Chemicals, Inc., Huntsman, Kerr-McGee Corporation and Ishihara Sangyo Kaisha, Ltd. These five largest competitors have estimated individual shares of TiO2 production capacity ranging from 4% to 24%, and an estimated aggregate 70% share of worldwide TiO2 production volumes. DuPont has about one-half of total North American TiO2 production capacity and is Kronos' principal North American competitor.

     Worldwide capacity additions in the TiO2 market resulting from construction of greenfield plants require significant capital expenditures and substantial lead time (typically three to five years in Kronos' experience). No greenfield plants are currently under construction in North America or Europe. Kronos does expect that industry capacity will increase as Kronos and its competitors continue to debottleneck their existing facilities. Certain competitors have recently either idled or shut down facilities. In the past year, certain competitors have announced the idling or shut down of an aggregate of approximately 135,000 metric tons of sulfate production capacity by early 2005. Based on the factors described above, Kronos expects that the average annual increase in industry capacity from announced debottlenecking projects will be less than the average annual demand growth for TiO2 during the next three to five years. However, no assurance can be given that future increases in the TiO2 industry production capacity and future average annual demand growth rates for TiO2 will conform to Kronos' expectations. If actual developments differ from Kronos' expectations, Kronos and the TiO2 industry's performances could be unfavorably affected.

     Research and development. Kronos' annual expenditures for research and development, process technology and quality assurance activities have averaged approximately $6 million in 2002, $7 million in 2003 and $8 million in 2004.
Research and development activities are conducted principally at Kronos' Leverkusen, Germany facility. Such activities are directed primarily towards improving both the chloride and sulfate production processes, improving product quality and strengthening Kronos' competitive position by developing new pigment applications.

     Kronos continually seeks to improve the quality of its grades, and has been successful at developing new grades for existing and new applications to meet the needs of customers and increase product life cycle. Over the last five years, ten new grades have been added for plastics, coatings, fiber and paper laminate applications.

     Patents and trademarks. Patents held for products and production processes are important to Kronos and its continuing business activities. Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe, and from time to time enters into licensing arrangements with third parties. Kronos' existing patents generally have a term of 20 years from the date of filing, and have remaining terms ranging from one to 19 years at December 31, 2004. Kronos seeks to protect its intellectual property rights, including patent rights, and from time to time Kronos is engaged in disputes related to the protection and use of intellectual property relating to its products.

     Kronos' major trademarks, including Kronos, are protected by registration in the United States and elsewhere with respect to those products it manufactures and sells. Kronos also relies on unpatented proprietary know-now and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos' proprietary chloride production process is an important part of Kronos' technology, and Kronos' business could be harmed if Kronos should fail to maintain confidentiality of its trade secrets used in this technology.

     Customer base and annual seasonality. Kronos believes that neither its aggregate sales nor those of any of its principal product groups are concentrated in or materially dependent upon any single customer or small group of customers. Kronos' ten largest customers accounted for approximately 25% of its sales during 2004. Neither Kronos' business as a whole nor that of any of its principal product groups is seasonal to any significant extent. Due in part to the increase in paint production in the spring to meet spring and summer painting season demand, TiO2 sales are generally higher in the first half of the year than in the second half of the year.

     Employees. As of December 31, 2004, Kronos employed approximately 2,420 persons (excluding employees of the Louisiana joint venture), with 50 employees in the United States, 420 employees in Canada and 1,950 employees in Europe.

     Hourly employees in production facilities worldwide, including the TiO2 joint venture, are represented by a variety of labor unions, with labor agreements having various expiration dates. In Europe, Kronos' union employees are covered by master collective bargaining agreements in the chemicals industry that are renewed annually. In Canada, our union employees are covered by a collective bargaining agreement that expires in June 2007. Kronos believes its labor relations are good.

     Regulatory and environmental matters. Kronos' operations are governed by various environmental laws and regulations. Certain of Kronos' operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of Kronos have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos' policy is to maintain compliance with applicable environmental laws and regulations at all of its facilities and to strive to improve its environmental performance. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect Kronos' production, handling, use, storage, transportation, sale or disposal of such substances as well as Kronos' consolidated financial position, results of operations or liquidity.

     Kronos' U.S. manufacturing operations are governed by federal environmental and worker health and safety laws and regulations, principally the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act,, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), as well as the state counterparts of these statutes. Kronos believes that the Louisiana Ti02 plant owned and operated by the joint venture and a Louisiana slurry facility owned by Kronos are in substantial compliance with applicable requirements of these laws or compliance orders issued thereunder. Kronos has no other U.S. plants.

     While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union ("EU"). Germany and Belgium members of the EU and follow its initiatives. Norway, although not a member of the EU, generally patterns its environmental regulatory actions after the EU. Kronos believes it has obtained all required permits and is in substantial compliance with applicable EU requirements.

     At Kronos' sulfate plant facilities in Germany, Kronos recycles weak sulfuric acid either through contracts with third parties or using its own facilities. At Kronos' Norwegian plant, Kronos ships its spent acid to a third party location where it is treated and disposed. Kronos' Canadian sulfate plant neutralizes its spent acid and sells its gypsum byproduct to a local wallboard manufacturer. Kronos has a contract with a third party to treat certain sulfate-process effluents generated from its German sulfate process plants. Either party may terminate the contract after giving four years notice with regard to the Nordenham plant.

     From time to time, Kronos' facilities may be subject to environmental regulatory enforcement under U.S. and foreign statutes. Resolution of such matters typically involves the establishment of compliance programs. Occasionally, resolution may result in the payment of penalties, but to date such penalities have not involved amounts having a material adverse effect on Kronos' consolidated financial position, results of operations or liquidity. Kronos believes that all of its plants are in substantial compliance with applicable environmental laws.

     Kronos'  capital   expenditures   related  to  its  ongoing   environmental
compliance, protection and improvement programs were approximately $7 million in 2004, and are currently expected to approximate $7 million in 2005.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     General. CompX is a leading manufacturer of precision ball bearing slides, security products (cabinet locks and other locking mechanisms) and ergonomic computer support systems used office furniture, computer-related applications and a variety of other industries. CompX's products are principally designed for use in medium- to high-end product applications, where design, quality and durability are critical to CompX's customers. CompX believes that it is among the world's largest producers of precision ball bearing slides, security products and ergonomic computer support systems . In 2004, precision ball bearing slides, security products and ergonomic computer support systems accounted for approximately 43%, 42% and 15%,respectively, of sales related to its continuing operations.

     In January 2005, CompX completed the disposition of all of the net assets of its Thomas Regout operations conducted in the Netherlands. Thomas Regout's results of operations are classified as discontinued operations in the Company's Consolidated Financial Statements. See Note 22 to the Consolidated Financial Statements.

     Products, product design and development. Precision ball bearing slides manufactured to stringent industry standards are used in such applications as office furniture, computer-related equipment, file cabinets, desk drawers, automated teller machines, refrigerators and other applications. These products include CompX's patented Integrated Slide Lock in which a file cabinet manufacturer can reduce the possibility of multiple drawers being opened at the same time, the adjustable patented Ball Lock which reduces the risk of heavily-filled drawers, such as auto mechanic tool boxes, from opening while in movement, and the Butterfly Take Apart System, which is designed to easily disengage drawers from cabinets.

     Security products are used in various applications including ignition systems, office furniture, vending and gaming machines, parking meters, electrical circuit panels, storage compartments, security devices for laptop and desktop computers as well as mechanical and electronic locks for the toolbox industry. These products include CompX's KeSet high security system, which has the ability to change the keying on a single lock 64 times without removing the lock from its enclosure and its patented high security TuBar locking system. CompX believes that it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms.

     Ergonomic computer support systems include articulating computer keyboard support arms (designed to attach to desks in the workplace and home office environments to alleviate possible strains and stress and maximize usable workspace), CPU storage devices which minimize adverse effects of dust and moisture and a number of complimentary accessories, including ergonomic wrist rest aids, mouse pad supports and computer monitor support arms. These products include CompX's Leverlock keyboard arm, which is designed to make the adjustment of an ergonomic keyboard arm easier. In addition, CompX offers its engineering and design capabilities for the design capabilities for the design and manufacture of products on a proprietary basis for key customers for those Canadian manufactured products.

     CompX's precision ball bearing slides are sold under the CompX Waterloo, Waterloo Furniture Components and Dynaslide brand names. Security products are sold under the CompX Security Products, National Cabinet Lock, Fort Lock, Timberline Lock, Chicago Lock, STOCK LOCKS, KeSet and TuBar brand names. Ergonomic products are sold under the CompX ErgonomX and CompX Waterloo brand names. CompX believes that its brand names are well recognized in the industry.

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

     A significant portion of CompX's sales are made through distributors. CompX has a significant market share of cabinet lock sales to the locksmith distribution channel. CompX supports its distributor sales with a line of standardized products used by the largest segments of the marketplace. These products are packaged and merchandised for easy availability and handling by distributors and the end users. Based on CompX's successful STOCK LOCKS inventory program, similar programs have been implemented for distributor sales of ergonomic computer support systems and to some extent precision ball bearing slides. CompX also operates a small tractor/trailer fleet associated with its Canadian facilities to provide an industry-unique service response to major customers for those Canadian manufactured products.

     CompX does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. In 2004, the ten largest customers accounted for about 43% of component products sales (2003 - 44%; 2002 - 38%). In 2004, one customer accounted for 11% of CompX's sales. No single customer accounted for more than 10% of CompX's sales in either 2002 or 2003.

     Manufacturing and operations. At December 31, 2004, CompX operated five manufacturing facilities in North America related to its continuing operations (two in Illinois and one in each of South Carolina, Michigan and Canada) and two facilities in Taiwan. Precision ball bearing slides are manufactured in the facilities located in Canada, Michigan and Taiwan. Security products are manufactured in the facilities located in South Carolina and Illinois. Ergonomic products are manufactured in the facility located in Canada. All of such facilities are owned by CompX except for one of the facilities in Taiwan, which is leased. CompX also leases a distribution center in California and a warehouse in Taiwan. CompX believes that all its facilities are well maintained and satisfactory for their intended purposes.

     Raw materials. Coiled steel is the major raw material used in the manufacture of precision ball bearing slides and ergonomic computer support systems. Plastic resins for injection molded plastics are also an integral material for ergonomic computer support systems. Purchased components and zinc, are the principal raw materials used in the manufacture of security products. These raw materials are purchased from several suppliers and are readily available from numerous sources.

     CompX occasionally enters into raw material purchase arrangements to mitigate the short-term impact of future increases in raw material costs. While these arrangements do not commit CompX to a minimum volume of purchases, they generally provide for stated unit prices based upon achievement of specified volume purchase levels. This allows CompX to stabilize raw material purchase prices, provided the specified minimum monthly purchase quantities are met. Materials purchased outside of these arrangements are sometimes subject to unanticipated and sudden price increases, such as rapidly increasing worldwide steel prices in 2002through 2004. Due to the competitive nature of the markets served by CompX's products, it is often difficult to recover such increases in raw material costs through increased product selling prices. Consequently, overall operating margins can be affected by such raw material cost pressures.

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

     CompX competes in the precision ball bearing slide market primarily on the basis of product quality and price with two large manufacturers and a number of smaller domestic and foreign manufacturers. CompX competes in the security products market with a variety of relatively small domestic and foreign competitors. CompX competes in the ergonomic computer support system market primarily on the basis of product quality, features and price with one major producer and a number of smaller domestic unique manufacturers and primarily on the basis of price with a number of smaller domestic and foreign manufacturers. Although CompX believes that it has been able to compete successfully in its markets to date, price competition from foreign-sourced products has intensified in the current economic market. There can be no assurance that CompX will be able to continue to successfully compete in all of its existing markets in the future.

     Patents and trademarks. CompX holds a number of patents relating to its component products, certain of which are believed by CompX to be important to its continuing business activity, and owns a number of trademarks and brand names, including CompX, CompX Security Products, CompX Waterloo, CompX ErgonomX, National Cabinet Lock, KeSet, Fort Lock, Timberline Lock, Chicago Lock, ACE II, TuBar, STOCK LOCKS, ShipFast, Waterloo Furniture Components Limited and Dynaslide. CompX believes these trademarks are well recognized in the component products industry.

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

     Employees. As of December 31, 2004, CompX employed approximately 1,450 persons, including 800 in the United States, 470 in Canada, and 180 in Taiwan. Approximately 76% of CompX's employees in Canada are represented by a labor union covered by a collective bargaining agreement which provides for annual wage increases from 1% to 2.5% over the term of the contract expiring in January 2006. Wage increases for these Canadian employees historically have also been in line with overall inflation indices. CompX believes its labor relations are satisfactory.

WASTE MANAGEMENT - WASTE CONTROL SPECIALISTS LLC

     General. Waste Control Specialists LLC, formed in 1995, completed construction in early 1997 of the initial phase of its facility in West Texas for the processing, treatment, storage and disposal of certain hazardous and toxic wastes, and the first of such wastes were received for disposal in 1997. Subsequently, Waste Control Specialists has expanded its permitting authorizations to include the processing, treatment and storage of low-level and mixed low-level radioactive wastes and the disposal of certain types of exempt low-level radioactive wastes.

     Facility, operations, services and customers. Waste Control Specialists has been issued permits by the Texas Commission on Environmental Quality ("TCEQ"), formerly the Texas Natural Resource Conservation Commission, and the U.S. Environmental Protection Agency ("EPA") to accept hazardous and toxic wastes governed by RCRA and TSCA. The ten-year RCRA and TSCA permits, which initially expired in November 2004, were administratively extended while the agencies complete their review. The final renewal will be for a new ten-year period and are subject to additional renewals by the agencies assuming Waste Control Specialists remains in compliance with the provisions of the permits.

     In November 1997, the Texas Department of State Health Services ("TDSHS"), formerly the Texas Department of Health, issued a license to Waste Control Specialists for the treatment and storage, but not disposal, of low-level and mixed low-level radioactive wastes. The current provisions of this license generally enable Waste Control Specialists to accept such wastes for treatment and storage from U.S. commercial and federal facility generators, including the Department of Energy ("DOE") and other governmental agencies. Waste Control Specialists accepted the first shipments of such wastes in 1998. Waste Control Specialists has also been issued a permit by the TCEQ to establish a research, development and demonstration facility in which third parties could use the facility to develop and demonstrate new technologies in the waste management industry, including possibly those involving low-level and mixed low-level radioactive wastes. Waste Control Specialists has also obtained additional authority that allows Waste Control Specialists to dispose of certain categories of low-level radioactive materials, including naturally-occurring radioactive material ("NORM") and exempt-level materials (radioactive materials that do not exceed certain specified radioactive concentrations and which are exempt from licensing). Although there are other categories of low-level and mixed low-level radioactive wastes which continue to be ineligible for disposal under the increased authority, Waste Control Specialists intends to pursue additional regulatory authorizations to expand its storage, treatment and disposal capabilities for low-level and mixed low-level radioactive wastes. There can be no assurance that any such additional permits or authorizations will be obtained.

     The facility is located on a 1,338-acre site in West Texas owned by Waste Control Specialists. The 1,338 acres are permitted for 11.3 million cubic yards of airspace landfill capacity for the disposal of RCRA and TSCA wastes. Waste Control Specialists owns approximately 13,500 additional acres of land surrounding the permitted site, a small portion of which is located in New Mexico. This presently undeveloped additional acreage is available for future expansion assuming appropriate permits could be obtained. The 1,338-acre site has, in Waste Control Specialists' opinion, superior geological characteristics which make it an environmentally-desirable location. The site is located in a relatively remote and arid section of West Texas. The ground is composed of triassic red bed clay for which the possibility of leakage into any underground water table is considered highly remote. In addition, based in part on extensive drilling by the oil and gas industry in the area and its own test wells, Waste Control Specialists does not believe there are any underground aquifers or other usable sources of water below the site.

     While the West Texas facility operates as a final repository for wastes that cannot be further reclaimed and recycled, it also serves as a staging and processing location for material that requires other forms of treatment prior to final disposal as mandated by the U.S. EPA or other regulatory bodies. The
20,000 square foot treatment facility provides for waste treatment/stabilization, warehouse storage, treatment facilities for hazardous, toxic and mixed low-level radioactive wastes, drum to bulk, and bulk to drum materials handling and repackaging capabilities. Treatment operations involve processing wastes through one or more chemical or other treatment methods, depending upon the particular waste being disposed and regulatory and customer requirements. Chemical treatment uses chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes, and results in the transformation of wastes into inert materials through one or more chemical processes. Certain of such treatment processes may involve technology which Waste Control Specialists may acquire, license or subcontract from third parties.

     Once treated and stabilized, wastes are either (i) placed in Waste Control Specialists' landfill disposal site, (ii) stored onsite in drums or other specialized containers or (iii) shipped to third-party facilities for final disposition. Only wastes which meet certain specified regulatory requirements can be disposed of by placing them in the landfill, which is fully-lined and includes a leachate collection system.

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

     Competition. The hazardous waste industry (other than low-level and mixed low-level radioactive waste) currently has excess industry capacity caused by a number of factors, including a relative decline in the number of environmental remediation projects generating hazardous wastes and efforts on the part of generators to reduce the volume of waste and/or manage it onsite at their facilities. These factors have led to reduced demand and increased price pressure for non-radioactive hazardous waste management services. While Waste Control Specialists believes its broad range of permits for the treatment and storage of low-level and mixed-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed low-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of a broad range of low-level and mixed low-level radioactive wastes.

     Competition within the hazardous waste industry is diverse. Competition is based primarily on pricing and customer service. Price competition is expected to be intense with respect to RCRA- and TSCA-related wastes. Principal competitors are Envirocare of Utah, American Ecology Corporation and Perma-Fix Environmental Services, Inc. These competitors are well established and have significantly greater resources than Waste Control Specialists, which could be important competitive factors. However, Waste Control Specialists believes it may have certain competitive advantages, including its environmentally-desirable location, broad level of local community support, a rail transportation network leading to the facility and capability for future site expansion.

     Employees. At December 31, 2004, Waste Control Specialists employed approximately 110 persons.

     Regulatory and environmental matters. While the waste management industry has benefited from increased governmental regulation, the industry itself has become subject to extensive and evolving regulation by federal, state and local authorities. The regulatory process requires businesses in the waste management industry to obtain and retain numerous operating permits covering various aspects of their operations, any of which could be subject to revocation, modification or denial. Regulations also allow public participation in the permitting process. Individuals as well as companies may oppose the grant of permits. In addition, governmental policies and the exercise of broad discretion by regulators are by their nature subject to change. It is possible that Waste Control Specialists' ability to obtain any desired applicable permits on a timely basis, and to retain those permits, could in the future be impaired. The loss of any individual permit could have a significant impact on Waste Control Specialists' financial condition, results of operations or liquidity, especially because Waste Control Specialists owns and operates only one disposal site. For example, adverse decisions by governmental authorities on permit applications submitted by Waste Control Specialists could result in the abandonment of projects, premature closing of the facility or operating restrictions. Waste Control Specialists' RCRA and TSCA permits and its license from the TDSHS, as amended, are expected to expire in 2014, and such permits and licenses can be renewed subject to compliance with the requirements of the application process and approval by the TCEQ or TDSHS, as applicable.

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows TCEQ to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control
Specialists applied for such a disposal license with TCEQ in 2004, and Waste Control Specialists was the only entity to submit an application for such a disposal license. The length of time that TCEQ will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists applied to the TDSHS for a license to dispose of by product 11.e(2) waste material in June 2004. Waste Control Specialists can currently treat and store byproduct material, but may not dispose of it. The length of time that TDSHS will take to review and act upon the license application is uncertain, but Waste Control Specialists expects the TDSHS will issue a final decision on the license application by the end of 2005. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

TITANIUM METALS - TITANIUM METALS CORPORATION

     General. TIMET is a leading global producer of titanium sponge, melted products (ingot and slab) and mill products. TIMET is the only producer with major titanium production facilities in both the United States and Europe, the world's principal markets for titanium consumption. TIMET estimates that in 2004 it accounted for approximately 18% of worldwide industry shipments of mill products and approximately 10% of worldwide sponge production. Demand for titanium is also increasing in emerging markets with such diverse uses as offshore oil and gas production installations, military armor, automotive, geothermal facilities and architectural applications.

     Titanium was first manufactured for commercial use in the 1950s. Titanium's unique combination of corrosion resistance, elevated-temperature performance and high strength-to-weight ratio makes it particularly desirable for use in commercial and military aerospace applications where these qualities are essential design requirements for certain critical parts such as wing supports and jet engine components. While aerospace applications have historically accounted for a substantial portion of the worldwide demand for titanium, the number of non-aerospace end-use markets for titanium has expanded substantially. Established industrial uses for titanium include chemical plants, industrial power plants, desalination plants and pollution control equipment. TIMET is currently the only commercial producer of titanium sponge, a key raw material, in the United States.

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

     The following table illustrates TIMET's estimates of titanium industry mill product shipments during 2003 and 2004:

                                                                 Year ended December 31,
                                                               2003                 2004               % change
                                                             --------             --------             --------
                                                                      (metric tons)
Mill product shipments to:
  Commercial aerospace sector                                  16,000                20,900              +31%
  Military aerospace sector                                     4,100                 4,000               -2%
                                                               ------                ------

    Total aerospace industry                                   20,100                24,900              +24%
                                                               ======                ======

Aggregate mill product shipments
 to all industries                                             50,200                61,800              +23%
                                                               ======                ======

     As discussed further below, new aircraft programs generally are in development for several years, followed by multi-year procurement contracts. TIMET's business is more dependent on aerospace demand than the overall titanium industry, as approximately 70% of TIMET's mill product shipment volume in 2004 was to the aerospace industry (58% commercial aerospace and 12% military aerospace) as compared to approximately 40% for the overall titanium industry.

     The cyclical nature of the aerospace industry has been the principal driver of the historical fluctuations in the performance of most titanium companies. Over the past 20 years, the titanium industry had cyclical peaks in mill product shipments in 1989, 1997 and 2001 and cyclical lows in 1983, 1991, 1999 and 2002. Prior to 2004, demand for titanium reached its highest level in 1997 when industry mill product shipments reached approximately 60,700 metric tons. However, since 1997, industry mill product shipments have fluctuated significantly, primarily due to a continued change in demand for titanium from the commercial aerospace sector. TIMET estimates that industry shipments approximated 50,200 metric tons in 2003 and 61,800 metric tons in 2004. TIMET currently expects total industry mill product shipments will increase from 2004 levels to approximately 71,000 metric tons in 2005.

     The Airline Monitor, a leading aerospace publication, traditionally issues forecasts for commercial aircraft deliveries each January and July. According to The Airline Monitor, large commercial aircraft deliveries for the 1996 to 2004 period peaked in 1999 with 889 aircraft, including 254 wide body aircraft that use substantially more titanium than their narrow body counterparts. Large commercial aircraft deliveries totaled 602 (including 147 wide bodies) in 2004. The following table summarizes The Airline Monitor's most recently issued forecast (January 2005) for large commercial aircraft deliveries over the next five years:

                                                                                   % increase (decrease)
                                           Forecasted deliveries                     over previous year
                  Year                   Total             Wide bodies          Total            Wide bodies

                 2005                     680                 172                13%                 17%
                 2006                     720                 171                 6%                 (1%)
                 2007                     760                 200                 6%                 17%
                 2008                     805                 240                 6%                 20%
                 2009                     795                 255                (1%)                 6%

     Deliveries of titanium generally precede aircraft deliveries by about one year, although this varies considerably by titanium product. This correlates to TIMET's cycle, which historically precedes the cycle of the aircraft industry and related deliveries. Although global traffic increased in 2004 compared to 2003, persistently high oil prices had an adverse impact on the commercial airline industry. According to The Airline Monitor, the worldwide commercial airline industry's estimated operating loss for 2004 was $5.9 billion, and the projected 2005 operating loss is $2.9 billion. According to ROM Associates, Inc., a leading aerospace research company, global airline passenger traffic returned to pre-September 11, 2001 levels in October 2003. TIMET estimates that industry mill product shipments into the commercial aerospace sector will approximate 26,000 metric tons in 2005.

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

     Several of today's active U.S. military programs, including the C-17, F/A-18, F-16 and F-15 began during the Cold War and are forecast to continue production through the end of the current decade. In addition to these established U.S. programs, new U.S. programs offer growth opportunities for increased titanium consumption. The F/A-22 Raptor is currently in low-rate initial production, and the U.S. Air Force currently plans to purchase between 276 and 300 aircraft over the life of the program, depending on funding levels. The recent budget proposed by President Bush provides for an overall increase in spending compared to current levels, principally to continue funding military ground efforts in Iraq and Afghanistan. The current budget proposal also calls for an end to procurement of the F/A-22 in 2008, with total F/A-22 production capped at 179 aircraft. However, final procurement decisions must receive Congressional approval.

     In October 2001, Lockheed-Martin Corporation was awarded the contract for construction of the F-35 Joint Strike Fighter ("JSF"). The JSF is expected to enter low-rate initial production in 2006, and although no specific delivery patterns have been established, procurement is expected to extend over the next 30 to 40 years and to include as many as 3,000 to 4,000 planes. European military programs also have active aerospace programs offering the possibility for increased titanium consumption. Production levels for the Saab Gripen, Eurofighter Typhoon, Dassault Rafale and Dassault Mirage 2000 are all forecasted to remain steady through the end of the decade.

     Since titanium's initial applications in the aerospace sector, the number of end-use markets for titanium has significantly expanded. Established industrial uses for titanium include chemical plants, power plants, desalination plants and pollution control equipment. Rapid growth of the Chinese and other Southeast Asian economies has brought unprecedented demand for titanium intensive industrial equipment. Titanium continues to gain acceptance in many emerging market applications, including automotive, military armor, energy and architecture. Although titanium is generally higher cost than other competing metals, in many cases customers find the physical properties of titanium to be attractive from the standpoint of weight, performance, longevity, design alternatives, life cycle value and other factors. Although TIMET estimates that emerging market demand presently represents only about 5% of the 2004 total industry demand for titanium mill products, TIMET believes emerging market demand, in the aggregate, could grow at double-digit rates over the next several years. TIMET is actively pursuing these markets.

     The automotive market continues to be an attractive emerging market segment due to its potential for sustainable long-term growth. For this reason, in 2002, TIMET established a new division, TIMET Automotive, focused on developing and marketing proprietary alloys and processes specifically suited for automotive applications. Titanium is now used in several consumer car applications as well as in numerous motorcycles.

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

     The oil and gas market utilizes titanium for down-hole logging tools, critical riser components, fire water systems and saltwater-cooling systems. Additionally, as offshore development of new oil and gas fields moves into the ultra deep-water depths, market demand for titanium's light-weight, high-strength and corrosion-resistance properties is creating new opportunities for the material. TIMET has a group dedicated to developing the expansion of titanium use in this market and in other non-aerospace applications.

     Products and operations. TIMET is a vertically integrated titanium manufacturer whose products include (i) titanium sponge, the basic form of titanium metal used in processed titanium products, (ii) melted products (ingot and slab), the result of melting sponge and titanium scrap, either alone or with various other alloying elements, (iii) mill products that are forged and rolled from ingot or slab, including long products (billet and bar), flat products (plate, sheet and strip) and pipe and (iv) fabrications (spools, pipefittings, manifolds and vessels) that are cut, formed, welded and assembled from titanium mill products.

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

     Titanium ingot is a cylindrical solid shape and which, in TIMET's case, weighs up to 8 metric tons. Titanium slab is a rectangular solid shape and which, in TIMET's case, weighs up to 16 metric tons in the case of slab. Each ingot or slab is formed by melting titanium sponge, scrap or both, usually with various other alloying elements such as vanadium, aluminum, molybdenum, tin and zirconium. Titanium scrap is a by-product of the forging, rolling, milling and machining operations, and significant quantities of scrap are generated in the production process for finished titanium products and components. The melting process for ingot and slab is closely controlled and monitored utilizing computer control systems to maintain product quality and consistency and to meet customer specifications. In most cases, TIMET uses its ingot and slab as the starting material for further processing into mill products. However, it also sells ingot and slab to third parties.

     During the production process and following the completion of manufacturing, TIMET performs extensive testing on its products. The inspection process is critical to ensuring that TIMET's products meet the high quality requirements of its customers, particularly in aerospace component production. TIMET certifies that its products meet customer specification at the time of shipment for substantially all customer orders.

     TIMET currently is reliant on several outside processors (one of which is owned by a competitor) to perform certain rolling, finishing and other processing steps in the U.S., and certain melting and forging steps in France. In France, the processor is also a joint venture partner in TIMET's 70%-owned subsidiary. During the past several years, TIMET has made significant strides toward reducing the reliance on competitor-owned sources for these services, so that any interruption in these functions should not have a material adverse effect on TIMET's business, results of operations, financial position or liquidity.

     Distribution. TIMET sells its products through its own sales force based in the U.S. and Europe and through independent agents and distributors worldwide. TIMET's distribution system also includes eight Company-owned service centers (five in the U.S. and three in Europe), which sell TIMET's products on a just-in-time basis. The service centers primarily sell value-added and customized mill products including bar, flat-rolled sheet and strip. TIMET believes its service centers provide a competitive advantage because of their ability to foster customer relationships, customize products to suit specific customer requirements and respond quickly to customer needs.

     Raw materials. The principal raw materials used in the production of titanium ingot, slab and mill products are titanium sponge, titanium scrap and alloys. During 2004, TIMET's raw material usage requirements for its melted and mill products were provided by internally produced sponge (30%), purchased sponge (32%), titanium scrap (31%) and other alloying elements (7%).

     The primary raw materials used in the production of titanium sponge are titanium-containing rutile ore, chlorine, magnesium and petroleum coke. Rutile ore is currently available from a limited number of suppliers around the world, principally located in Australia, South Africa and Sri Lanka. TIMET purchases the majority of its supply of rutile ore from Australia. TIMET believes the availability of rutile ore will be adequate for the foreseeable future and does not anticipate any interruptions of its rutile supplies. However, there can be no assurance that TIMET will not experience interruptions.

     Chlorine is currently obtained from a single supplier near TIMET's sponge plant in Nevada. While TIMET does not presently anticipate any chlorine supply problems, there can be no assurances the chlorine supply will not be interrupted. In the event of supply disruption, TIMET has taken steps to mitigate this risk, including establishing the feasibility of certain equipment modifications to enable it to utilize material from alternative chlorine suppliers or to purchase and utilize an intermediate product which will allow TIMET to eliminate the purchase of chlorine if needed. Magnesium and petroleum coke are generally available from a number of suppliers.

     During 2004, TIMET was the only major U.S. producer of titanium sponge, and one of only five worldwide producers. However, TIMET cannot supply all of its needs for all grades of titanium sponge internally and is dependent, therefore, on third parties for a substantial portion of its sponge requirements. Titanium melted and mill products require varying grades of sponge and/or scrap depending on the customers' specifications and expected end use. Presently, TIMET and certain companies in Japan are the only producers of premium quality sponge that currently have complete approval for all significant demanding aerospace applications. Over the past few years, sponge producers in Russia and Kazakhstan have progressed in their efforts to obtain approval for the use of their sponge into all aerospace applications. This qualification process is likely to continue for several more years.

     Historically, TIMET has purchased sponge predominantly from producers in Japan and Kazakhstan. In September 2002, TIMET entered into a sponge supply agreement, effective from January 1, 2002 through December 31, 2007, which requires minimum annual purchases by TIMET. TIMET has no other long-term sponge supply agreements. Since 2000, TIMET has also purchased sponge from the U.S. Defense Logistics Agency ("DLA") stockpile, however the DLA stockpile is expected to become fully depleted during 2005. TIMET expects to continue to purchase sponge from a variety of sources during 2005.

     TIMET utilizes a combination of internally produced, customer returned and externally purchased titanium scrap at its melting locations. Such scrap consists of alloyed and commercially pure solids and turnings. Internally produced scrap is generated in TIMET's factories during both melting and mill product processing. Customer returned scrap is generally part of a supply agreement with a customer, which provides a "closed loop" arrangement resulting in supply and cost stability. Externally purchased scrap comes from a wide range of sources, including customers, collectors, processors and brokers. TIMET anticipates that 50% to 60% of the scrap it will utilize during 2005 will be purchased from external suppliers, as compared to 52% for 2004. TIMET also occasionally sells scrap, usually in a form or grade it cannot economically recycle.

     Market forces can significantly impact the supply or cost of externally produced scrap. During cycles in the titanium business, the amount of scrap generated in the supply chain varies during the titanium business cycles. During the middle of the cycle, scrap generation and consumption are in relative equilibrium, minimizing disruptions in supply or significant changes in market prices for scrap. Increasing or decreasing cycles tend to cause significant changes in the market price of scrap. Early in the titanium cycle, when the demand for titanium melted and mill products begins to increase, TIMET's requirements (and those of other titanium manufacturers) precede the increase in scrap generation by downstream customers and the supply chain, placing upward pressure on the market price of scrap. The opposite situation occurs when demand for titanium melted and mill products begins to decline, placing downward pressure on the market price of scrap. As a net purchaser of scrap, TIMET is susceptible to price increases during periods of increasing demand, Although this phenomenon normally results in higher selling prices for melted and mill products, which tends to offset the increased material costs, TIMET is somewhat limited in its ability to raise prices by the portion of its business that is under long-term pricing agreements.

     All of TIMET's major competitors utilize scrap as a raw material in their melt operations. In addition to use by titanium manufacturers, titanium scrap is used in steel-making operations during production of interstitial-free steels, stainless steels and high-strength-low-alloy steels. Recent strong demand for these steel products, especially from China, has produced a significant increase in demand for titanium scrap at a time when titanium scrap generation rates are at low levels, partly due to lower commercial aircraft build rates. These events created a significantly tightened supply of titanium scrap during 2004, and TIMET expects this trend to continue and possibly worsen during 2005. The shortage of titanium scrap and consequently higher scrap prices will directly impact the scrap TIMET purchases from external sources. For TIMET, this trend is expected to result in lower availability and higher cost for externally purchased scrap in the near term. TIMET's ability to recover these material costs via higher selling prices to its customers is uncertain. The expected increase in commercial aircraft build rates over the next several years, as previously discussed, could have the effect of relieving the shortage of titanium scrap.

     Various alloys elements used in the production of titanium products are also available from a number of suppliers. However, the recent high level of global demand for steel products also has resulted in a significant increase in the prices for several alloying elements, such as vanadium and molybdenum. Although availability is not expected to be a problem, TIMET's cost for these alloying elements during 2005 could be as much as double that of 2004.

     Properties. TIMET currently has manufacturing facilities in the United States in Nevada, Ohio, Pennsylvania and California, and also has two facilities in the United Kingdom and one facility in France. TIMET's sponge is produced at the Nevada facility while ingot, slab and mill products are produced at the other facilities. The facilities in Nevada, Ohio and Pennsylvania, and one of the facilities in the United Kingdom, are owned, and all of the remainder are leased.

     In addition to its U.S. sponge capacity discussed below, TIMET's worldwide melting capacity presently aggregates approximately 45,000 metric tons (estimated 29% of world capacity), and its mill product capacity aggregates approximately 20,000 metric tons (estimated 16% of world capacity). Of TIMET's worldwide melting capacity, 35% is represented by electron beam cold hearth melting furnaces, 63% by vacuum arc remelting ("VAR") furnaces and 2% by a vacuum induction melting furnace.

     TIMET has operated its major production facilities at varying levels of practical capacity during the past three years. In 2004, the plants operated at approximately 73% of practical capacity, as compared to 56% in 2003 and 55% in 2002. In 2005, TIMET's plants are expected to operate at approximately 75% to 80% of practical capacity. However, practical capacity and utilization measures can vary significantly based upon the mix of products produced.

     TIMET's VDP sponge facility is expected to operate at its full annual practical capacity of 8,600 metric tons during 2005, which is consistent with 2004. VDP sponge is used principally as a raw material for TIMET's melting facilities in the U.S. and Europe. The raw materials processing facility in Morgantown, Pennsylvania primarily processes scrap used as melting feedstock, either in combination with sponge or separately.

     TIMET's U.S. melting facilities in Nevada, Pennsylvania and California produce ingot and slab, which are either used as feedstock for TIMET's mill products operations or sold to third parties. These melting facilities are expected to operate at approximately 85% of aggregate annual practical capacity in 2005, up from 76% in 2004.

     Titanium mill products are produced by TIMET in the U.S. at its forging and rolling facility in Ohio, which receives ingot or slab principally from TIMET's U.S. melting facilities. TIMET's U.S. forging and rolling facility is expected to operate at approximately 83% of annual practical capacity in 2005, up from 66% in 2004. Capacity utilization across TIMET's individual mill product lines varies.

     One of TIMET facilities in the United Kingdom produces VAR ingot used primarily as feedstock at the same facility. The forging operations process the ingot into billet product for sale to third parties or into an intermediate product for further processing into bar or plate at its other facility in the United Kingdom. TIMET's United Kingdom melting and mill products production in 2005 is expected to operate at approximately 76% and 59%, respectively, of annual practical capacity, compared to 73% and 54%, respectively, in 2004.

     The capacity of TIMET's facility in France is to a certain extent dependent upon the level of activity of the other owner of such business, which may from time to time provide TIMET with capacity in excess of that to which TIMET is contractually entitled. During 2005, the other owner has agreed to provide TIMET more than the maximum annual capacity that TIMET is contractually entitled.

     Sponge  for  melting   requirements  at  both  United  Kingdom  and  French
facilities that is not supplied by TIMET's Nevada plant is purchased principally from suppliers in Kazakhstan and Japan.

     Customer agreements. TIMET has long-term agreements with certain major aerospace customers, including, among others, The Boeing Company, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company, a unit of Precision Castparts Corporation ("PCC"). Most of these agreements expire from 2005 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices (although some contain elements based on market pricing). Generally, the LTAs require TIMET's service and product performance to meet specified criteria and contain a number of other terms and conditions customary in transactions of these types. Certain provisions of these long-term agreements have been amended in the past and may be amended in the future to meet changing business conditions.

     In certain events of nonperformance by TIMET or the customer, the long-term agreements may be terminated early. Although it is possible that some portion of the business would continue on a non-long-term agreement basis, the termination of one or more of the long-term agreements could result in a material effect on TIMET's business, results of operations, financial position or liquidity. The long-term agreements were designed to limit selling price volatility to the customer, while providing TIMET with a committed base of volume throughout the aerospace business cycles. To varying degrees, these long-term agreements effectively obligate TIMET to bear the majority of the risks of increases in raw material and other costs, but also allow TIMET to benefit from decreases in such costs.

     During 2001, TIMET reached a settlement of certain litigation between TIMET and Boeing related to the parties' LTA entered into in 1997. Pursuant to the settlement, TIMET received a cash payment of $82 million from Boeing. Under the terms of the long-term agreement with Boeing, as amended, in 2002 through 2007, Boeing advances TIMET $28.5 million annually less $3.80 per pound of titanium product purchased by Boeing subcontractors under the long-term agreement during the preceding year. Effectively, TIMET collects $3.80 less from Boeing than the LTA selling price for each pound of titanium product sold directly to Boeing and reduces the related customer advance recorded by TIMET. For titanium products sold to Boeing subcontractors, TIMET collects the full long-term agreement selling price, but gives Boeing credit by reducing the next year's annual advance by $3.80 per pound. The Boeing customer advance is also reduced as TIMET recognizes income under the take-or-pay provisions of the long-term agreement. Under a separate agreement TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing will be invoiced by TIMET when such material is produced into a mill product.

     TIMET also has an long-term agreement with VALTIMET SAS, a manufacturer of welded stainless steel and titanium tubing that is principally sold into the industrial markets. VALTIMET is a 44%-owned affiliate of TIMET. The agreement with VALTIMET was entered into in 1997 and expires in 2007. Under this agreement, VALTIMET has agreed to provide a certain percentage of VALTIMET's titanium requirements from TIMET at formula-determined selling prices, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

     Markets and customer base. During 2004, approximately 55% of TIMET's sales were to customers located in North America, with 40% in Europe. Substantially all of TIMET's sales and operating income are derived from operations based in the U.S., the U.K., France and Italy. TIMET generates over two-thirds of its sales revenue from sales to the commercial and military aerospace industry (70% in 2004). TIMET expects that a similar percentage of its 2005 sales revenue will be to the aerospace industry. As discussed above, TIMET has long-term agreements with certain major aerospace customers, including Boeing, Rolls-Royce, UTC and Wyman-Gordon. During 2004, approximately 44% of TIMET's total sales were attributable to such long-term agreements. TIMET's ten largest customers accounted for 48% of its sales in 2004 (2003 - 44%; 2002- 43%), including Rolls-Royce and suppliers under the Rolls-Royce long-term agreement (15% of TIMET's sales in 2004). Such concentration of customers may impact TIMET's overall exposure to credit and other risks, either positively or negatively, in that such customers may be similarly affected by economic or other conditions.

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Societe Nationale d'Etude et de Construction de Moteurs d'Aviation ("Snecma"). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

     The backlogs for Boeing and Airbus reflect orders for aircraft to be delivered over several years. Changes in the economic environment and the financial condition of airlines can result in rescheduling or cancellation of contractual orders. Accordingly, aircraft manufacturer backlogs are not necessarily a reliable indicator of near-term business activity, but may be indicative of potential business levels over a longer-term horizon. The following table shows the estimated firm order backlogs for Boeing and Airbus, as reported by The Airline Monitor:

                                                                                   At December 31,
                                                                       2002              2003             2004
                                                                      ------            ------           -----

Firm order backlog - all planes:
  Airbus                                                               1,505              1,454            1,500
  Boeing                                                               1,144              1,101            1,089
                                                                       -----              -----            -----

                                                                       2,649              2,555            2,589
                                                                       =====              =====            =====

Firm order backlog - wide body planes:
  Airbus                                                                 423                471              466
  Boeing                                                                 286                230              287
                                                                       -----              -----            -----

                                                                         709                701              753
                                                                       =====              =====            =====

Wide body planes as % of total firm
 order backlog                                                            27%                27%              29%
                                                                          ==                 ==               ==

     Wide body planes (e.g., Boeing 747, 767, 777 and 787 and Airbus A330, A340 and A380) tend to use a higher percentage of titanium in their airframes, engines and parts than narrow body planes (e.g., Boeing 737 and 757 and Airbus A318, A319 and A320), and newer models of planes tend to use a higher percentage of titanium than older models. Additionally, Boeing generally uses a higher percentage of titanium in its airframes than Airbus. For example, TIMET estimates that approximately 58 metric tons, 43 metric tons and 18 metric tons of titanium are purchased for the manufacture of each Boeing 777, 747 and 737, respectively, including both the airframes and engines. TIMET estimates that approximately 24 metric tons, 17 metric tons and 12 metric tons of titanium are purchased for the manufacture of each Airbus A340, A330 and A320, respectively, including both the airframes and engines.

     At December 31, 2004, a total of 139 firm orders had been placed for the Airbus A380 superjumbo jet, a program officially launched in 2000 with anticipated first deliveries in 2006. Current estimates are that approximately 77 metric tons of titanium (50 metric tons for the airframe and 27 metric tons for the engines) will be purchased for each A380 manufactured. Additionally, at year-end 2004, a total of 56 firm orders have been placed for the Boeing 787 Dreamliner, a program officially launched in April 2004 with anticipated first deliveries in 2008. Although the 787 will contain more composite materials than a typical Boeing airplane, TIMET's preliminary estimates are that approximately 91 metric tons of titanium (80 metric tons for the airframe and 11 metric tons for the engines) will be purchased for each 787 manufactured. Howeveer, the final titanium buy weight is likely to vary because the 787 is still in the design phase.

     Outside of aerospace markets, TIMET manufactures a wide range of products, including sheet, plate, tube, bar, billet, pipe and skelp, for customers in the chemical process, oil and gas, consumer, sporting goods, automotive, power generation and armor/armament industries. Approximately 18% of TIMET's sales revenue in 2002, 19% in 2003 and 17% in 2004 was generated by sales into industrial and emerging markets, including sales to VALTIMET for the production of welding tubing. For the oil and gas industry, TIMET provides seamless pipe for downhole casing, risers, tapered stress joints and other offshore oil and gas production equipment, along with firewater piping systems. In armor and armament, TIMET sells plate products for fabrication into applique plate for protection of the entire ground combat vehicle as well as the primary vehicle structure.

     In addition to melted and mill products, which are sold into the aerospace, industrial and emerging markets, TIMET sells certain other products such as titanium sponge, titanium tetrachloride and certain titanium fabrications. Sales of these other products represented 15% of TIMET's sales revenue in 2002 and 13% in both 2004 and 2003.

     During 2004, TIMET modified its method of calculating its backlog to include replenishment purchase orders placed under consignment relationships. TIMET believes inclusion of these orders provides a more accurate reflection of TIMET's overall backlog. Using the modified methodology for all periods, TIMET's backlog of unfilled orders was approximately $450 million at December 31, 2004, compared to $205 million at December 31, 2003 and $185 million at December 31, 2002. Over 94% of the 2004 year-end backlog is scheduled for shipment during 2005. TIMET's order backlog may not be a reliable indicator of future business activity.

     TIMET has explored and will continue to explore strategic arrangements in the areas of product development, production and distribution. TIMET also will continue to work with existing and potential customers to identify and develop new or improved applications for titanium that take advantage of its unique qualities.

     Competition. The titanium metals industry is highly competitive on a worldwide basis. Producers of melted and mill products are located primarily in the United States, Japan, France, Germany, Italy, Russia, China and the United Kingdom. In addition, producers of other metal products, such a steel and aluminum, maintain forging, rolling and finishing facilities that could be used or modified without substantial capital expenditures to process titanium products. There are currently five major, and several minor, producers of titanium sponge in the world. TIMET is currently the only major sponge producer in the U.S.. Three of the major producers have announced plans to increase sponge capacity. TIMET believes that entry as producer of titanium sponge would require a significant capital investment and substantial technical expertise.

     TIMET's principal competitors in the aerospace titanium market are Allegheny Technologies Incorporated and RTI International Metals, Inc.("RTI"), both based in the United States, and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI, a joint venture between RTI and VSMPO, RTI and certain Japanese producers are the Company's principal competitors in the industrial and emerging markets. TIMET competes primarily on the basis of price, quality of products, technical support and the availability of products to meet customers' delivery schedules.

     In the U.S. market, the increasing presence of non-U.S. participants has become a significant competitive factor. Until 1993, imports of foreign titanium products into the U.S. had not been significant. This was primarily attributable to relative currency exchange rates and, with respect to Japan, Russia, Kazakhstan and Ukraine, import duties (including antidumping duties). However, since 1993, imports of titanium sponge, ingot and mill products, principally from Russia and Kazakhstan, have increased and have had a significant competitive impact on the U.S. titanium industry. To the extent TIMET is able to take advantage of this situation by purchasing sponge from such countries for use in its own operations, the negative effect of these imports on TIMET can be somewhat mitigated.

     Generally, imports of titanium products into the U.S. are subject to a 15% "normal trade relations" tariff. For tariff purposes, titanium products are broadly classified as either wrought (billet, bar, sheet, strip, plate and tubing) or unwrought (sponge, ingot and slab).

     The United States maintains a trade program, referred to as the "generalized system of preferences" or "GSP" program designed, to promote the economies of a number of lesser-developed countries (referred to as "beneficiary developing countries") by eliminating duties on a specific list of products imported from any of these beneficiary developing countries. Of the key titanium producing countries outside the U.S., Russia and Kazakhstan are currently regarded as beneficiary developing countries under the GSP program.

     For most periods since 1993, imports of titanium wrought products from any beneficiary developing country (notably Russia, as a producer of wrought products) were exempted from U.S. import duties under the GSP program. In 2002, TIMET filed a petition seeking the removal of duty-free treatment under the GSP program for imports of titanium wrought products into the U.S. from Russia. During the third quarter of 2004, President Bush approved the petition. This action resulted in a return to the normal 15% tariff on imports of titanium wrought product from Russia.

     In 2002, Kazakhstan filed a petition seeking GSP status on imports of titanium sponge into the U.S., which, if granted, would have eliminated the 15% tariff currently imposed on titanium sponge imported into the U.S. from any beneficiary developing country (notably Russia and Kazakhstan, as producers of titanium sponge). Kazakhstan's petition was denied in 2003.

     The Japanese government has recently raised the elimination or harmonization of tariffs on titanium products, including titanium sponge, for consideration in the next round of multi-lateral trade negotiations through the World Trade Organization (the so-called "Doha Round") scheduled to start in late 2005. A U.S. competitor has recommended the elimination of U.S. tariffs on titanium sponge imports for consideration in the Doha Round. TIMET has urged that no change be made to these tariffs, either on wrought or unwrought products.

     TIMET has successfully resisted, and will continue to resist, efforts to eliminate duties on sponge and unwrought titanium products (whether through the GSP or otherwise), and TIMET has pursued and will continue to pursue the removal of GSP status for titanium wrought products, although no assurances can be made that TIMET will continue to be successful in these activities. Further reductions in, or the complete elimination of, any or all of these tariffs, including expansion of the GSP program to unwrought titanium products, could lead to increased imports of foreign sponge, ingot and mill products into the U.S. and an increase in the amount of such products on the market generally, which could adversely affect pricing for titanium sponge, ingot and mill products and thus TIMET's business, results of operations, financial position or liquidity.

     Research and development. TIMET's research and development activities are directed toward expanding the use of titanium and titanium alloys in all market sectors. Key research activities include the development of new alloys, development of technology required to enhance the performance of TIMET's products in the traditional industrial and aerospace markets and applications development for automotive and other emerging markets. TIMET conducts the majority of its research and development activities at its Henderson Technical Laboratory in Henderson, Nevada, with additional activities at its Witton, England facility. TIMET incurred research and development costs of $2.9 million in 2002, $2.8 million in 2003 and $2.9 million in 2004.

     Patents and trademarks. TIMET holds U.S. and non-U.S. patents applicable to certain of its titanium alloys and manufacturing technology. TIMET continually seeks patent protection with respect to its technical base and has occasionally entered into cross-licensing arrangements with third parties. TIMET believes the trademarks TIMET(R) and TIMETAL(R), which are protected by registration in the U.S. and other countries, are important to its business. Further, TIMET feels its proprietary TIMETAL Exhaust Grade, patented TIMETAL 62S connecting rod alloy, patented TIMETAL LCB spring alloy and patented TIMETAL Ti-1100 engine valve alloy give it competitive advantages in the automotive market. However, most of the titanium alloys and manufacturing technology used by TIMET do not benefit from patent or other intellectual property protection. These patents expire at various dates from 2004 through 2013.

     Employees. The cyclical nature of the aerospace industry and its impact on TIMET's business is the principal reason TIMET periodically implements cost reduction restructurings, reorganizations and other changes that impact TIMET's employment levels. At December 31, 2004, TIMET employed approximately 1,380 persons in the U.S. and 850 persons in Europe. TIMET currently expects employment to slightly increase throughout 2005 as production continues to increase.

     TIMET's production, maintenance, clerical and technical workers in Toronto, Ohio, and its production and maintenance workers in Henderson, Nevada are represented by the United Steelworkers of America under contracts expiring in July 2008 and January 2008, respectively. Employees at TIMET's other U.S. facilities are not covered by collective bargaining agreements. Approximately 60% of the salaried and hourly employees at TIMET's European facilities are represented by various European labor unions. TIMET has a labor agreement in place with its U.K. employees through 2005. TIMET's labor agreement with its French employees is renewed annually.

     TIMET currently considers its employee relations to be satisfactory. However, it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect TIMET's business, results of operations, financial position or liquidity.

     Regulatory and environmental matters. TIMET's operations are governed by various Federal, state, local and foreign environmental and worker safety laws and regulations. In the U.S., such laws include the Occupational, Safety and Health Act, the Clean Air Act, the Clean Water Act and the CERCLA. TIMET uses and manufactures substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under environmental and worker safety and health laws and regulations. TIMET has used and manufactured such substances throughout the history of its operations. As a result, risk of environmental, health and safety issues is inherent in TIMET's operations. TIMET's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future. There can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that would be material to TIMET's business, results of operations, financial position or liquidity.

     TIMET believes that its operations are in compliance in all material respects with applicable requirements of environmental and worker health and safety laws. TIMET's policy is to continually strive to improve environmental, health and safety performance. TIMET incurred capital expenditures related to health, safety and environmental compliance and improvement of approximately $1.4 million in 2002, $1.9 million in 2003 and $5.1 million in 2004. The 2004 amount includes $3.9 million related to the construction of a wastewater treatment facility at its Henderson, Nevada location. TIMET's capital budget provides for approximately $16 million for environmental, health and safety capital expenditures in 2005, including approximately $13 million for completion of the wastewater treatment facility.

     From time to time, TIMET may be subject to health, safety or environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally, resolution of these matters may result in the payment of penalties. However, the imposition of more strict standards or requirements under environmental, health or safety laws and regulations could result in expenditures in excess of amounts currently estimated to be required for such matters.

OTHER

     NL Industries, Inc. In addition to its 68% ownership of CompX (through CompX Group) and its 37% ownership of Kronos at December 31, 2004, NL also holds certain marketable securities and other investments. In addition, NL owns 100% of EWI Re., Inc., an insurance brokerage and risk management services company. See Note 17 to the Consolidated Financial Statements.

     Tremont LLC. Tremont is primarily a holding company which at December 31, 2004 owns 21% of NL, 40% of TIMET and 11% of Kronos. In addition, Tremont owns indirect ownership interests in Basic Management, Inc. ("BMI"), which provides utility services to, and owns property (the "BMI Complex") adjacent to, TIMET's facility in Nevada, and The Landwell Company L.P. ("Landwell"), which is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes surrounding the BMI Complex. Tremont also directly owns certain land which could be developed for commercial or industrial purposes.

     Foreign operations. Through its subsidiaries and affiliate, the Company has substantial operations and assets related to continuing operations located outside the United States, principally chemicals operations in Germany, Belgium and Norway, titanium metals operations in the United Kingdom and France, chemicals and component products operations in Canada and component products operations in Taiwan. See Note 2 to the Consolidated Financial Statements for certain geographic financial information concerning the Company. Approximately 72% of Kronos' 2004 TiO2 sales were to non-U.S. customers, including 9% to customers in areas other than Europe and Canada. Approximately 24% of CompX's 2004 sales were to non-U.S. customers located principally in Canada. About 45% of TIMET's 2004 sales are to non-U.S. customers, primarily in Europe. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     CompX's Canadian component products subsidiary has, from time to time, entered into currency forward contracts to mitigate exchange rate fluctuation risk for a portion of its receivables denominated in currencies other than the Canadian dollar (principally the U.S. dollar) or for similar risks associated with future sales. Kronos and CompX may, from time to time, enter into currency forward contracts to mitigate exchange rate fluctuation risk associated with specific transactions, such as intercompany dividends or the acquisition of a significant amount of assets. See Note 21 to the Consolidated Financial
Statements. Otherwise, the Company does not generally engage in currency derivative transactions.

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

     Insurance.   The  Company  maintains   insurance  for  its  businesses  and
operations, with customary levels of coverage,  deductibles and limits. See also
Note 17 to the Consolidated Financial Statements.

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

     Website and availability of Company reports filed with the SEC. Valhi files reports, proxy and information statements and other information with the SEC. Valhi maintains a website on the internet at www.valhi.net. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004, copies of the Company's Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and amendments thereto, are or will be available free of charge at such website as soon as reasonably practical after they have been filed with the SEC. Additional information regarding the Company, including the Company's Audit Committee charter, the Company's Code of Business Conduct and Ethics and the Company's Corporate Governance Guidelines, may also be found at this website. Information contained on the Company's website is not part of this Annual Report. The Company will also provide to anyone without charge copies of such documents upon written request to the Company. Such requests should be directed to the attention of the Corporate Secretary at the Company's address on the cover page of this Form 10-K.

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

ITEM 2.  PROPERTIES

     Valhi leases office space for its principal executive offices in a building located at 5430 LBJ Freeway, Dallas, Texas, 75240-2697. The principal properties used in the operations of the Company, including certain risks and uncertainties related thereto, are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are generally adequate and suitable for their respective uses.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. In addition to information that is included below, certain information called for by this Item is included in Note 18 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     NL lead pigment litigation.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the "former pigment manufacturers"), and the Lead Industries Association ("LIA"), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on cases that might be filed against NL in the future.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for the pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

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

     In August 1992, NL was served with an amended complaint in Jackson,  et al.
v. The Glidden Co., et al., Court of Common Pleas, Cuyahoga County, Cleveland, Ohio (Case No. 236835). Plaintiffs seek compensatory and punitive damages for personal injury caused by the ingestion of lead, and an order directing defendants to abate lead-based paint in buildings. Plaintiffs purport to represent a class of similarly situated persons throughout the State of Ohio. The trial court has denied plaintiffs' motion for class certification. In
September 2003, defendants have filed a motion for summary judgment on all claims. The court has not yet ruled on the motion.

     In September 1999, an amended complaint was filed in Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411) adding as defendants the former pigment manufacturers to a suit originally filed against plaintiff's landlords. Plaintiff, a minor, alleges injuries purportedly caused by lead on the surfaces of premises in homes in which he resided. Plaintiff seeks compensatory and punitive damages, and NL has denied liability. In January 2003, the trial court granted defendants' motion for summary judgment, dismissing all counts of the complaint. The plaintiff appealed the dismissal, and in July 2004 the appellate court affirmed the dismissal. The matter is now before the Wisconsin Supreme Court.

     In October 1999, NL was served with a complaint in State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). The State seeks compensatory and punitive damages for medical and educational expenses, and public and private building abatement expenses that the State alleges were caused by lead paint, and for funding of a public education campaign and health screening programs. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. Trial began before a Rhode Island state court jury in September 2002 on the question of whether lead pigment in paint on Rhode Island buildings is a public nuisance. On October 29, 2002, the trial judge declared a mistrial in the case when the jury was unable to reach a verdict on the question, with the jury reportedly deadlocked 4-2 in the defendants' favor. Other claims made by the Attorney General, including violation of the Rhode Island Unfair Trade Practices and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentation, civil conspiracy, indemnity, and unjust enrichment were not the subject of the 2002 trial. In March 2003, the court denied motions by plaintiffs and defendants for judgment notwithstanding the verdict. In January 2004, plaintiff requested the court to dismiss its claims for state-owned buildings, claiming all remaining claims did not require a jury and asking the court to reconsider the trial schedule. In February 2004, the court dismissed the strict liability, negligence, negligent misrepresentation and fraud claims with prejudice, and the time for the state to appeal this dismissal has not yet run. In March 2004, the court ruled that the defendants have a constitutional right to a trial by jury under the Rhode Island Constitution. Plaintiff appealed such ruling, and in July 2004 the Rhode Island Supreme Court dismissed plaintiff's appeal of, and plaintiff's petition to reverse, the trial court's ruling. The court also set September 2005 as the date for the retrial of all claims in this case.

     In October 1999, NL was served with a complaint in Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). Plaintiffs, seven minors from four families, each seek compensatory damages of $5 million and punitive damages of $10 million for alleged injuries due to lead-based paint. Plaintiffs allege that the former pigment manufacturers and other companies alleged to have manufactured paint and/or gasoline additives, the LIA and the National Paint and Coatings Association are jointly and severally liable. NL has denied liability. The trial court, on defendants' motion, dismissed all claims of the first four families except those relating to product liability for lead paint and the Maryland Consumer Protection Act. Plaintiff appealed, and in May 2004 the court of appeals reinstated certain claims. In September 2004, the court of appeals granted plaintiffs' petition for review of such court's affirmation of the dismissal of certain of the plaintiffs' remaining claims. Pre-trial proceedings and discovery against the other plaintiffs are continuing, but trial dates for these plaintiffs are stayed pending the appeal of the summary judgment ruling.

     In February 2000, NL was served with a complaint in City of St. Louis v. Lead Industries Association, et al. (Missouri Circuit Court 22nd Judicial Circuit, St. Louis City, Cause No. 002-245, Division 1). Plaintiff seeks compensatory and punitive damages for its expenses discovering and abating lead-based paint, detecting lead poisoning and providing medical care and educational programs for City residents, and the costs of educating children suffering injuries due to lead exposure. Plaintiff seeks judgments of joint and several liability against the former pigment manufacturers and the LIA. In November 2002, defendants' motion to dismiss was denied. In May 2003, plaintiffs filed an amended complaint alleging only a nuisance claim. Defendants renewed motion to dismiss and motion for summary judgment were denied by the trial court in March 2004, but the trial court limited plaintiff's complaint to monetary damages from 1990 to 2000, specifically excluding future damages. A trial date has been set for January 2006.

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

     In June 2000, a complaint was filed in Illinois state court,  Lewis, et al.
v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). Plaintiffs seek to represent two classes, one of all minors between the ages of six months and six years who resided in housing in Illinois built before 1978, and one of all individuals between the ages of six and twenty years who lived between the ages of six months and six years in Illinois housing built before 1978 and had blood lead levels of 10 micrograms/deciliter or more. The complaint seeks damages jointly and severally from the former pigment manufacturers and the LIA to establish a medical screening fund for the first class to determine blood lead levels, a medical monitoring fund for the second class to detect the onset of latent diseases, and a fund for a public education campaign. In March 2002, the court dismissed all claims. Plaintiffs appealed, and in June 2003 the appellate court affirmed the dismissal of five of the six counts of plaintiffs, but reversed the dismissal of the conspiracy count. In May 2004, defendants filed a motion for summary judgment on plaintiffs' conspiracy count, which was granted in February 2005. The time for plaintiffs' appeal has not yet run.

     In February 2001, NL was served with a complaint in Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). The complaint seeks joint and several liability for compensatory and punitive damages from more than 40 manufacturers and retailers of lead pigment and/or paint, including NL, on behalf of 18 adult residents of Mississippi who were allegedly exposed to lead during their employment in construction and repair activities. In 2003, the court ordered that the claims of ten of the plaintiffs be transferred to Holmes County, Mississippi state court. In April 2004, the parties jointly petitioned the Mississippi Supreme Court to transfer these ten plaintiffs to their appropriate venue, and in May 2004 the Mississippi Supreme Court remanded the case to the trial court in Holmes County and instructed the court to transfer these ten plaintiffs to their appropriate venues. Two of these plaintiffs have been dismissed without prejudice with respect to NL. With respect to the eight plaintiffs remaining in Jefferson County, one plaintiff dropped his claim, and in July 2004 the Mississippi Supreme Court denied plaintiffs' motion to add additional defendants. Pre-trial proceedings are continuing.

     In May 2001, NL was served with a complaint in City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). Plaintiff seeks compensatory and equitable relief for lead hazards in Milwaukee homes, restitution for amounts it has spent to abate lead and punitive damages. NL has denied all liability. In July 2003, defendants' motion for summary judgment was granted by the trial court. In November 2004, the appellate court reversed this ruling and remanded the case. Defendants filed a petition for review of the appellate court's ruling in December 2004 with the Wisconsin Supreme Court.

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

     In January  2002,  NL was served  with a complaint  in Jackson,  et al., v.
Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). The complaint seeks joint and several liability from three local retailers and six non-Mississippi companies that sold paint for compensatory and punitive damages on behalf of three adults for injuries alleged to have been caused by the use of lead paint. After removal to federal court, in February 2003 the case was remanded to state court. NL has denied all allegations of liability and pre-trial proceedings are continuing. In August 2004, plaintiffs voluntarily agreed to dismiss one plaintiff and to sever the remaining two plaintiffs.

     In June 2000, NL was served with a complaint in Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). The complaint seeks actual and punitive damages resulting from the presence of lead-based paint in the district's buildings from the former pigment manufacturers and the LIA. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In May 2001, NL was served with a complaint in Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). The complaint seeks actual and punitive damages and asserts that the former pigment manufacturers and the LIA are jointly and severally liable for past and future damages due to the presence of lead paint in county-owned buildings. NL has denied all liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In February 2002, NL was served with a complaint in Liberty Independent School District v. Lead Industries Association, et al. (District Court of Liberty County, Texas, No. 63,332). The compliant seeks compensatory and punitive damages jointly and severally from the former pigment manufacturers and the LIA for property damage to its buildings. The complaint was amended to add Liberty County, the City of Liberty, and the Dayton Independent School District as plaintiffs and drop the LIA as a defendant. NL has denied all allegations of liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In May 2002, NL was served with a complaint in Brownsville Independent School District v. Lead Industries Association, et al. (District Court of Cameron County, Texas, No. 2002-052081 B), seeking compensatory and punitive damages jointly and severally from NL, other former manufacturers of lead pigment and the LIA for property damage. NL has denied all allegations of liability. This case has been abated since 2003, and no further proceedings are anticipated.

     In September 2002, NL was served with a complaint in City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212), seeking damages to abate lead paint in a single-count complaint alleging public nuisance against NL and seven other former manufacturers of lead pigment. In October 2003, the trial court granted defendants' motion to dismiss. In January 2005, the appellate court affirmed the trial court's ruling. Plaintiff has notified the court of its intention to seek review of this decision by the Illinois Supreme Court.

     In October 2002, NL was served with a complaint in Walters v. NL Industries, et al. (Kings County Supreme Court, New York, No. 28087/2002), in which an adult seeks compensatory and punitive damages from NL and five other former manufacturers of lead pigment for childhood exposures to lead paint. The complaint alleges negligence and strict product liability, and seeks joint and several liability with claims of civil conspiracy, concert of action, enterprise liability, and market share or alternative liability. In March 2003, the court granted defendants' motion to dismiss the product defect allegations in the negligence and strict liability counts. In December 2004, the case was dismissed for plaintiff's failure to file a notice of entry.

     In April 2003, NL was served with a complaint in Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. No.2002-0235-CICI). Initially six painters sued NL, four paint companies, and a local retailer, alleging strict liability, negligence, fraudulent concealment, misrepresentation, and conspiracy, and seeking compensatory and punitive damages for alleged injuries caused by lead paint. NL denied all liability, and the case has been, removed to federal court. In May 2004, four of the six defendants voluntarily dismissed their claims. In November 2004, defendants filed a motion for summary judgment, and in January 2005 defendants filed a motion to dismiss.

     In April 2003, NL was served with a complaint in Jones v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. 2002-0241-CICI). The plaintiffs, fourteen children from five families, have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. Defendants removed this case to federal court, and in June 2004 the federal court set a trial date for February 2006. Discovery is proceeding.

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

     In December 2004, NL was served with a complaint in Terry, et al. v. NL Industries, Inc., et al. (United States District Court, Southern District of Mississippi, Case No. 4:04 CV 269 PB). The plaintiffs, seven children from three families, have sued NL and one landlord alleging strict liability, negligence, fraudulent concealment and misrepresentation, and seek compensatory and punitive damages for alleged injuries caused by lead paint. The plaintiffs in the Terry case are alleged to have resided in the same housing complex as the plaintiffs in the Jones case discussed above. NL has denied all allegations of liability and has filed a motion to dismiss plaintiffs' fraud claim.

     In addition to the foregoing litigation, various legislation and administrative regulations have, from time to time, been proposed that seek to
(a) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (b) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, the imposition of market share liability or other legislation could have such an effect.

     Environmental matters and litigation.

     General. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its plants and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the CERCLA and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized.

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

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 18 to the Consolidated Financial Statements. At December 31, 2004, NL had accrued $68 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $93 million. NL's estimates of such liabilities have not been discounted to present value.

     At December 31, 2004, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     In July 1991, the United States filed an action in the U.S. District Court for the Southern District of Illinois against NL and others (United States of America v. NL Industries, Inc., et al., Civ. No. 91-CV 00578) with respect to the Granite City, Illinois lead smelter formerly owned by NL. NL and the U.S. EPA entered into a court-approved consent decree settling NL's liability at the site for $31.5 million, including $1 million in penalties. Pursuant to the consent decree, in June 2003 NL paid $30.8 million to the United States, and NL will pay up to an additional $700,000 upon completion of an EPA audit of certain response costs.

     In 1996, the U.S. EPA ordered NL to perform a removal action at a facility in Chicago, Illinois formerly owned by NL. NL has complied with the order and has substantially completed the clean-up work associated with the facility.

     In January 2003, NL received a general notice of liability from the U.S. EPA regarding the site of a formerly owned primary lead smelting facility located in Collinsville, Illinois. The U.S. EPA alleges the site contains elevated levels of lead. In July 2004, NL and the U.S. EPA entered into an administrative order on consent to perform a removal action at the site.

     In December 2003, NL was served with a complaint in The Quapaw Tribe of Oklahoma et al. v. ASARCO Incorporated et al. (United States District Court, Northern District of Oklahoma, Case No. 03-CII-846H(J). The complaint alleges public nuisance, private nuisance, trespass, unjust enrichment, strict liability and deceit by false representation against NL and six other mining companies with respect to former operations in the Tar Creek mining district in Oklahoma. The complaint seeks class action status for former and current owners, and possessors of real property located within the Quapaw Reservation. Among other things, the complaint seeks actual and punitive damages from the defendants. NL has moved to dismiss the complaint and has denied all of plaintiffs' allegations. In April 2004, plaintiffs filed an amended complaint adding claims under the CERCLA and the RCRA, and NL moved to dismiss those claims. In June 2004, the court dismissed plaintiffs' claims for unjust enrichment and fraud as well as one of the RCRA claims. In September 2004, the court stayed the case, pending an appeal by the tribe related to sovereign immunity issues.

     In February 2004, NL was served in Evans v. ASARCO (United States District Court, Northern District of Oklahoma, Case No. 04-CV-94EA(M)), a purported class action on behalf of two classes of persons living in the town of Quapaw,
Oklahoma: (1) a medical monitoring class of persons who have lived in the area since 1994, and (2) a property owner class of residential, commercial and government property owners. Four individuals are named as plaintiffs, together with, the mayor of the town of Quapaw, Oklahoma, and the School Board of Quapaw, Oklahoma. Plaintiffs allege causes of action in nuisance and seek a medical monitoring program, a relocation program, property damages, and punitive damages. NL answered the complaint and denied all of plaintiffs' allegations. The trial court subsequently stayed all proceedings in this case pending the outcome of a class certification decision in another case that had been pending in the same U.S. District Court, a case from which NL has been dismissed with prejudice.

     See also Item 1 - "Business - Chemicals - Regulatory and environmental matters."

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.7 million at December 31, 2004) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2007. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at December 31, 2004 for any such cost. The amount accrued at December 31, 2004 represents Tremont's estimate of the costs to be incurred through 2007 with respect to the interim remediation measures.

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

     TIMET. TIMET and BMI entered into an agreement in 1999 providing that upon BMI's payment to TIMET of the cost to design, purchase and install a new wastewater neutralization facility necessary to allow TIMET to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by TIMET adjacent to its Nevada facility (the "TIMET Pond Property"), TIMET would convey the TIMET Pond Property to BMI, at no additional cost. In November 2004, TIMET and BMI entered into several agreements which superceded the 1999 agreement. Under these new agreements, TIMET conveyed the TIMET Pond Property to BMI in exchange for (i) $12.0 million cash, (ii) BMI's assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues and (iii) other consideration, including TIMET's potential receipt of an additional $3.3 million from BMI in the event that BMI is unable to add TIMET to certain insurance policies by a specified date. TIMET will continue to use certain of the settling ponds located on the TIMET Pond Property pursuant to a lease until a wastewater treatment facility is operational, construction of which TIMET currently expects to be completed during the second quarter of 2005.

     TIMET is also continuing assessment work with respect to its own active plant site in Nevada. TIMET currently has $4.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites, which TIMET expects will be paid over a period of up to thirty years.

     At December 31, 2004, TIMET had accrued an aggregate of approximately $4.5 million for these environmental matters discussed above. The upper end of the range of reasonably possible costs related to these matters is approximately $7.0 million.

     Other. In addition to amounts accrued by NL, Tremont and TIMET for environmental matters, at December 31, 2004, the Company also had approximately $6.3 million accrued for the estimated cost to complete environmental cleanup matters at certain of its other former facilities.

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

     At December 31, 2004, NL had $19 million in restricted cash, restricted cash equivalents and restricted marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated net cash flows. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of the Granite City, Illinois site.

     The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NL's lead pigment litigation depends upon a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment defense costs or environmental litigation in determining related accruals.

fITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Valhi security holders during the quarter ended December 31, 2004.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Valhi's common stock is listed and traded on the New York and Pacific Stock Exchanges (symbol: VHI). As of February 28, 2005, there were approximately 4,100 holders of record of Valhi common stock. The following table sets forth the high and low closing per share sales prices for Valhi common stock for the periods indicated, according to Bloomberg, and dividends paid during such periods. On February 28, 2005 the closing price of Valhi common stock according to Bloomberg was $15.53.

                                                                                                     Dividends
                                                                      High             Low              paid
                                                                      ----           ------          ---------
 Year ended December 31, 2003

   First Quarter                                                     $11.22          $ 7.50             $.06
   Second Quarter                                                     11.50            9.11              .06
   Third Quarter                                                      12.38            9.60              .06
   Fourth Quarter                                                     15.69           11.71              .06

 Year ended December 31, 2004

   First Quarter                                                     $15.71          $11.50             $.06
   Second Quarter                                                     14.10           10.12              .06
   Third Quarter                                                      15.03           11.10              .06
   Fourth Quarter                                                     16.31           14.99              .06


     Valhi paid regular quarterly dividends of $.06 per share during each of 2003 and 2004. In February 2005, Valhi's board of directors increased Valhi's regular quarterly dividend to $.10 per share, with the first such dividend to be paid on March 31, 2005 to Valhi shareholders of record as of March 14, 2005. However, declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. In this regard, Valhi's revolving bank credit facility currently limits the amount of Valhi's quarterly dividends to $.06 per share, plus an additional aggregate amount of $125 million at December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                     Years ended December 31,
                                                   -------------------------------------------------------------
                                                   2000          2001          2002           2003          2004
                                                   ----          ----          ----           ----          ----
                                                                (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals                                  $  922.3      $  835.1     $  875.2       $1,008.2       $1,128.6
     Component products                            217.5         179.6        166.7          173.9          182.6
     Waste management                               16.3          13.0          8.4            4.1            8.9
                                                --------      --------     --------       --------       --------

                                                $1,156.1      $1,027.7     $1,050.3       $1,186.2       $1,320.1
                                                ========      ========     ========       ========       ========

   Operating income:
     Chemicals                                  $  187.4      $  143.5     $   84.4       $  122.3       $  103.5
     Component products                             33.3          13.3          4.4            9.1           16.2
     Waste management                               (7.2)        (14.4)        (7.0)         (11.5)         (10.2)
                                                --------      --------     --------       --------       --------

                                                $  213.5      $  142.4     $   81.8       $  119.9       $  109.5
                                                ========      ========     ========       ========       ========


   Equity in earnings (losses) of
    TIMET                                       $   (9.0)     $   (9.2)    $  (32.9)      $    1.9       $   19.5
                                                ========      ========     ========       ========       ========


   Income from continuing
    operations (1)                              $   76.0      $   94.3     $    1.4       $   41.8       $  308.7
   Discontinued operations                            .6          (1.1)         (.2)          (2.9)           3.7
   Cumulative effect of change in
    accounting principle                            -             -            -                .6           -
                                                --------      --------    ---------       --------       -----

       Net income                               $   76.6      $   93.2     $    1.2       $   39.5       $  312.4
                                                ========      ========     ========       ========       ========

 DILUTED EARNINGS PER SHARE DATA:
   Income from continuing
    operations                                  $    .65      $    .81     $    .01       $    .35       $   2.56

   Net income                                   $    .66      $    .80     $    .01       $    .33       $   2.59

   Cash dividends                               $    .21      $    .24     $    .24       $    .24       $    .24

   Weighted average common shares
    outstanding                                    116.3         116.1        115.8          119.9          120.4

 BALANCE SHEET DATA (at year end):
   Total assets                                 $2,256.8      $2,150.7     $2,074.8       $2,219.5       $2,599.5
   Long-term debt                                  595.4         497.2        605.7          632.5          769.5
   Stockholders' equity                            628.2         622.3        614.8          659.7          989.5

(1) The Company's results of operations in 2000 and 2001 include the impact of goodwill amortization of $13.3 million and $15.7 million, respectively, net of income tax benefit and minority interest. Goodwill ceased to be periodically amortized in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 2002, 2003 and 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

     The Company reported income from continuing operations of $308.7 million, or $2.56 per diluted share, in 2004 compared to income of $41.8 million, or $.35 per diluted share, in 2003 and income of $1.4 million, or $.01 per diluted share, in 2002.

     The increase in the Company's diluted earnings per share from 2003 to 2004 is due primarily to the net effects of (i) lower chemicals operating income,
(ii) higher component products operating income, (iii) lower environmental remediation and legal expenses of NL, (iv) higher equity in earnings of TIMET and (v) certain income tax benefits. The increase in the Company's diluted earnings per share from 2002 to 2003 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher components products operating income, (iii) a higher operating loss in the Company's waste management segment,
(iv) higher environmental remediation expenses of NL and (v) certain income tax benefits.

     Income from continuing operations in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.91 per diluted share, (ii) an income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $.30 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.03 per diluted share, (iv) income related to NL's fourth quarter sales of Kronos common stock in market transactions of $.01 per diluted share, (v) income related to the Company's pro-rata share of TIMET's non-operating gain from TIMET's exchange of its convertible preferred debt securities for a new issue of TIMET convertible preferred stock of $.03 per diluted share and (vi) income related to the Company's pro-rata share of TIMET's income tax benefit resulting from TIMET's utilization of a capital loss carryforward, the benefit of which had not been previously recognized by TIMET, of $.01 per diluted share.

     Income from continuing operations in 2003 includes (i) an income tax benefit relating to the refund of prior year German income taxes of $.17 per diluted share and (ii) gains from the disposal of property and equipment (principally related to certain real property of NL) aggregating $.05 per diluted share.

     Income from continuing operations in 2002 includes (i) income related to certain settlements NL reached with certain of its former principal insurance carriers of $.02 per diluted share, (ii) a loss related to the Company's pro-rata share of TIMET's provision for an other than temporary decline in the value of certain convertible preferred securities of Special Metals Corporation held by TIMET of $.05 per diluted share, (iii) a loss related to an other than temporary decline in the value of the Company's investment in TIMET of $.07 per diluted share, (iv) net securities transactions gains of $.04 per diluted share related to the disposition of shares of Halliburton Company common stock held by the Company, (v) an income tax benefit related to the reduction in the Belgian corporate income tax rate of $.02 per diluted share and (vi) income of $.04 per diluted share related to Kronos' foreign currency transaction gain resulting from the extinguishment of certain intercompany indebtedness of NL and Kronos.

     Each of these items is more fully discussed below and/or in the notes to the Consolidated Financial Statements.

     The Company currently believes its income from continuing operations will be lower in 2005 as compared to 2004 due primarily to the net effects of higher expected chemicals operating income in 2005 and the income tax benefits recognized in 2004.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and other factors. The Company takes into consideration the current financial condition of its customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2002, 2003 and 2004, the net amount written off against the allowance for doubtful accounts as a percentage of the balance of the allowance for doubtful accounts as of the beginning of the year ranged from 7% to 22%.

     o The Company provides reserves for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventories reserves may be required. Kronos provides reserves for tools and supplies inventory based generally on both historical and expected future usage requirements.

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

          At December 31, 2004, the carrying value (which equals their fair value) of all of the Company's marketable securities exceeded the cost basis of each of such investments. With respect to the Company's investment in The Amalgamated Sugar Company LLC, which represents approximately 91% of the aggregate carrying value of all of the Company's marketable securities at December 31, 2004, the $170 million carrying value of such investment exceeded its $34 million cost basis by about 400%. At December 31, 2004, the $24.14 per share quoted market price of the Company's investment in TIMET (the only one of the Company's equity method investees for which quoted market prices are available) was more than three times the Company's per share net carrying value of its investment in TIMET.

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

          Under applicable GAAP (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), property and equipment is not assessed for impairment unless certain impairment indicators, as defined, are present. During 2004, impairment indicators were present only with respect to the property and equipment associated with the Company's waste management operating segment, which represented approximately 3% of the Company's consolidated net property and equipment as of December 31, 2004. Waste Control Specialists completed an impairment review of its net property and equipment and related net assets as of December 31, 2004. Such analysis indicated no impairment was present as the estimated future undiscounted cash flows associated with such operations exceeded the carrying value of such operation's net assets. Significant judgment is required in estimating such undiscounted cash flows. Such estimated cash flows are inherently uncertain, and there can be no assurance that the future cash flows reflected in these projections will be achieved.

          Under applicable GAAP (SFAS No. 142, Goodwill and other Intangible Assets), goodwill is required to be reviewed for impairment at least on an annual basis. Goodwill will also be reviewed for impairment at other times during each year when impairment indicators, as defined, are present. As discussed in Notes 9 and 19 to the Consolidated Financial Statements, the Company has assigned its goodwill to four reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of Kronos in total. Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations. No goodwill impairments were deemed to exist as a result of the Company's annual impairment review completed during the third quarter of 2004, as the estimated fair value of each such reporting unit exceeded the net carrying value of the respective reporting unit (Kronos reporting unit - 136%, CompX security products reporting unit - 124%, CompX European operations reporting unit - 61% and CompX Canadian and Taiwanese operations reporting unit - 395%). The estimated fair values of the three CompX reporting units are determined based on discounted cash flow projections, and the estimated fair value of the Kronos reporting unit is based upon the quoted market price for Kronos' common stock, as appropriately adjusted for a control premium. Significant judgment is required in estimating the discounted cash flows for the CompX reporting units. Such estimated cash flows are inherently uncertain, and there can be no assurance that CompX will achieve the future cash flows reflected in its projections. The Company did, however, recognize a $6.5 million impairment with respect to CompX's European operations in the fourth quarter of 2004, following CompX's decision to dispose of those assets. See Note 22 to the Consolidated Financial Statements.

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

     o The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made. For example, Kronos has substantial net operating loss carryforwards in Germany (the equivalent of $671 million for German corporate purposes and $232 million for German trade tax purposes at December 31, 2004). During 2004 the Company concluded that the more-likely-than-not recognition criteria had been met with respect to the income tax benefit associated with Kronos' German net operating loss carryforwards in Germany. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

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

Chemicals - Kronos

     Relative changes in Kronos' TiO2 sales and operating income during the past three years are primarily due to (i) relative changes in TiO2 sales and production volumes, (ii) relative changes in TiO2 average selling prices and
(iii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first quarter of 2002, flat during the second quarter of 2002, increasing during the last half of 2002 and the first quarter of 2003, flat during the second quarter of 2003, decreasing during the last half of 2003 and the first quarter of 2004, flat during the second quarter of 2004 and increasing in the last half of 2004.

                                                   Years ended December 31,                       % Change
                                                -----------------------------               --------------
                                             2002           2003            2004           2002-03       2003-04
                                             ----           ----            ----           -------       -------
                                              (In $ millions, except selling
                                                       price data)

 Net sales                                $875.2          $1,008.2         $1,128.6           +15%          +12%
 Operating income                           84.4             122.3            103.5           +45%          -15%

 Operating income margin                     10%               12%               9%

 TiO2 operating
  statistics:
   Sales volumes*                            455               462              500            +2%           +8%
   Production volumes*                       442               476              484            +8%           +2%
   Production rate as
    percent of capacity                      96%               Full             Full
   Average selling prices
    index (1990=100)                      $   81          $     84         $     82            +3%           -2%

   Percent change in Ti02 average selling prices:
     Using actual foreign currency exchange rates                                             +13%           +4%
     Impact of changes in foreign exchange rates                                              -10%          - 6%
                                                                                              ---           ---

       In billing currencies                                                                  + 3%          - 2%
                                                                                              ===           ===

* Thousands of metric tons

     Kronos' sales increased $120.4 million (12%) in 2004 as compared to 2003 as the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $60 million as further discussed below, and higher sales volumes more than offset the impact of lower average TiO2 selling prices. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies were 2% lower in 2004 as compared to 2003. When translated from billing currencies into U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2004 increased 4% in 2004 as compared to 2003.

     Kronos' sales increased $133.0 million (15%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices, higher sales volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased sales by approximately $93 million as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in 2003 were 3% higher than 2002, with the greatest improvement in European and export markets. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in 2003 increased 13% compared to 2002.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% and 4% increases in Kronos' average TiO2 selling prices during 2003 and 2004, respectively, as compared to the respective prior year using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 3% increase and 2% decrease in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and
(iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Chemicals operating income in 2004 includes $6.3 million of income related to the settlement of a contract dispute with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized represents the present value of the future payments to be paid by the customer to Kronos. The dispute with the customer concerned the customer's alleged past failure to purchase the required amount of TiO2 from Kronos under the terms of Kronos' contract with the customer. Under the settlement, the customer agreed to pay an aggregate of $7.3 million to Kronos through 2007 to resolve such dispute. See
Note 12 to the Consolidated Financial Statements.

     Kronos' operating income decreased $18.8 million (15%) in 2004 as compared to 2003, as the effect of lower average TiO2 selling prices and higher raw material and maintenance costs more than offset the impact of higher sales and production volumes and the income from the contract dispute settlement. Kronos' operating income increased $37.9 million (45%) in 2003 compared to 2002 due primarily to higher average TiO2 selling prices and higher TiO2 sales and production volumes.

     Kronos' TiO2 sales volumes in 2004 increased 8% compared to 2003, as higher volumes in European and export markets more than offset lower volumes in Canada. Approximately one-half of Kronos' 2004 TiO2 sales volumes were attributable to markets in Europe, with 38% attributable to North America and the balance to export markets. Demand for TiO2 has remained strong throughout 2004, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 2%. Kronos' operating rates were near full capacity in both periods, and Kronos' sales and production volumes in 2004 were both new records for Kronos, setting new volume records for Kronos for the third consecutive year.

     Kronos' TiO2 sales volumes in 2003 increased 2% from 2002, with higher volumes in European and North American markets more than offsetting lower volumes in export markets. Kronos' TiO2 production volumes in 2003 were 8% higher than 2002, with operating rates near full capacity in both years.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $60 million in 2004 as compared to 2003, and increased sales by a net $93 million in 2003 as compared to 2002. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in 2004 and 2003 compared to the same periods of the respective prior years. Overall, currency exchange rate fluctuations resulted in a net $6 million increase in Kronos' operating income in 2004 as compared to 2003, and resulted in a net $6 million decrease in Kronos' operating income in 2003 as compared to 2002.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the fourth quarter of 2004 were 2% higher than the third quarter of 2004. Kronos expects its average selling prices will be higher in 2005 as compared to 2004, reflecting the expected continued implementation of price increase announcements, including Kronos' latest price increases announced in March 2005. The extent to which all of such price increases, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital investment. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through Kronos' continued debottlenecking efforts.

     Kronos expects its TiO2 production volumes in 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004, are expected to continue to increase during 2005, and consequently Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. Overall, Kronos expects it chemicals operating income in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $12.2 million in 2002, $15.0 million in 2003 and $16.2 million in 2004 as compared to amounts separately reported by Kronos. Changes in the aggregate amount of purchase accounting adjustment amortization during the past three years is due primarily to the effect of relative changes in foreign currency exchange rates.

Component products - CompX

                                                     Years ended December 31,                       % Change
                                                   ----------------------------                 ------------
                                               2002             2003            2004         2002-03       2003-04
                                               ----             ----            ----         -------       -------
                                                           (In millions)

Net sales                                      $166.7           $173.9          $182.6            +4%           +5%
Operating income                                  4.4              9.1            16.2          +105%          +80%

Operating income margin                            3%               5%              9%

     Component products sales were higher in 2004 as compared to 2003 due in part to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased component products sales by $2.5 million in 2004 as compared to 2003. Component products sales comparisons were also impacted by increases in product prices for precision slides and ergonomic products, which were primarily a pass through of raw material steel cost increases to customers.

     During 2004, sales of slide products increased 13% as compared to 2003, while sales of security products decreased less than 1% and sales of ergonomic products increased 1% during the same period. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons in 2004 were favorably impacted by the effect of certain cost reduction initiatives undertaken in 2003. Component products operating income comparisons were also impacted by the net effects of increases in the cost of steel (the primary raw material for CompX's products) and continued reductions in manufacturing, fixed overhead and other overhead costs.

     Component products sales were higher in 2003 as compared to 2002 due primarily to the favorable effect of fluctuations in foreign currency exchange rates. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, increased net sales by $3.3 million in 2003 as compared to 2002. In addition to the favorable impact of changes in foreign currency exchange rates, component products sales increased in 2003 as compared to 2002 due to the net effects of higher sales volumes of security products and precision slide products in North American markets partially offset by lower sales volumes of ergonomic products.

     During 2003, sales of slide and security products increased 10% and 4%, respectively, as compared to 2002, while sales of ergonomic products decreased 6%. The percentage changes in both slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates.

     Component products operating income increased in 2003 as compared to 2002 due in part to the favorable effect of cost improvement initiatives, such as consolidating CompX's two Canadian facilities into one facility. Component products operating income comparisons were negatively affected by the expenses associated with such facility consolidation (approximately $900,000) and increases in the cost for steel. Fluctuations in the value of the U.S. dollar relative to other currencies, as discussed below, decreased operating income by $3.1 million in 2003 as compared to 2002. In addition, component products operating income in 2002 includes charges aggregating $3.5 million related to the re-tooling of one of CompX's manufacturing facilities and provisions for changes in estimate with respect to obsolete and slow-moving inventories, overhead absorption rates and other items.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During 2004, currency exchange rate fluctuations positively impacted component products sales comparisons with 2003, while currency exchange rate fluctuations did not significantly impact component products operating income comparisons for the same periods. During 2003, currency exchange rate fluctuations of the Canadian dollar positively impacted component products sales comparisons with 2002
(principally with respect to slide products), but currency exchange rate fluctuations of the Canadian dollar negatively impacted component products operating income comparisons for the same periods.

     While demand has stabilized in 2004 across most of CompX's product segments, certain customers are seeking lower cost Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities including CompX's own Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of competitive pricing pressures.

     Additionally, CompX's cost for steel continues to rise dramatically due to the continued high demand and shortages worldwide. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results. These actins, along with other activities to eliminate excess capacity, are designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Waste management - Waste Control Specialists

                                                                                Years ended December 31,
                                                                          2002            2003            2004
                                                                          ----            ----            ----
                                                                                     (In millions)

Net sales                                                               $ 8.4            $  4.1         $  8.9
Operating loss                                                           (7.0)            (11.5)         (10.2)

     Waste management sales increased, and its operating loss declined, in 2004 as compared to 2003 due to higher utilization of waste management services, offset in part by higher expenses associated with the additional staffing and consulting requirements related to licensing efforts to expand low-level and mixed radioactive waste storage and disposal capabilities. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including treatment and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in 2005.

     Waste management sales decreased, and its operating loss increased, in 2003 compared to 2002 due to continued weak demand for waste management services as well as costs incurred in 2003 related to certain licensing and permitting activities. Waste Control Specialists' continued emphasis on cost control helped to mitigate the effect of lower sales.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes. Although sales improved in the third quarter, the waste management industry is still experiencing a relative decline in the number of environmental remediation projects generating wastes. In addition, efforts on the part of generators to reduce the volume of waste and/or manage waste onsite at their facilities also have resulted in weak demand for Waste Control Specialists' waste management services. These factors have led to reduced demand and increased downward price pressure for waste management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed low-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed low-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed low-level radioactive wastes.

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows TCEQ to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists has applied for such a disposal license with TCEQ, and Waste Control Specialists was the only entity to submit an application for such a disposal license. The length of time that it will take to review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists applied to TDSHS for a license to dispose of by product 11.e(2) waste material in June 2004. Waste Control Specialists can currently treat and store byproduct material, but may not dispose of it. The length of time that TDSHS will take to review and act upon the license application is uncertain, but Waste Control Specialists expects the TDSHS will issue a final decision on the license application by the end of 2005. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

TIMET

                                                                                Years ended December 31,
                                                                          2002            2003            2004
                                                                          ----            ----            ----
                                                                                     (In millions)

TIMET historical:
  Net sales                                                              $366.5          $385.3          $501.8
                                                                         ======          ======          ======

  Operating income (loss):
    Boeing take-or-pay income                                            $ 23.4          $ 23.1          $ 22.1
    Tungsten accrual adjustment                                              .2             1.7            -
    LIFO income (expense)                                                  (9.3)           11.4            (7.8)
    Contract termination charge                                             -              (6.8)           -
    Other, net                                                            (35.1)          (24.0)           21.0
                                                                         ------          ------          ------
                                                                          (20.8)            5.4            35.3
  Gain on exchange of convertible
   preferred securities                                                     -               -              15.5
  Impairment of convertible
   preferred securities                                                   (27.5)            -              -
  Other general corporate, net                                             (2.5)            (.3)             .7
  Interest expense                                                        (17.1)          (16.4)          (12.5)
                                                                         ------          ------          ------
                                                                          (67.9)          (11.3)           39.0

  Income tax benefit (expense)                                              2.0            (1.2)            2.1
  Minority interest                                                        (1.3)            (.4)           (1.2)
  Dividends on preferred stock                                              -               -              (4.4)
                                                                         ------          ------          ------

    Income (loss) before cumulative effect
     of change in accounting principle
     attributable to common stock                                        $(67.2)         $(12.9)         $ 35.5
                                                                         ======          ======          ======

Equity in earnings (losses) of TIMET                                     $(32.9)         $  1.9          $ 19.5
                                                                         ======          ======          ======


     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying Tremont's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $8.7 million in 2002 (exclusive of the 2002 provision for an other than temporary impairment of the Company's investment in TIMET discussed below), $7.0 million in 2003 and $5.0 million in 2004.

     In February 2003, TIMET completed a reverse stock split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock, and in August 2004 TIMET subsequently completed a 5:1 split of its common stock. The per share disclosures related to TIMET discussed herein have been adjusted to give effect to such splits. Implementing such splits had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result thereof.

     The Company periodically evaluates the net carrying value of its long-term assets, including its investment in TIMET, to determine if there has been any decline in value below its amortized cost basis that is other than temporary and would, therefore, require a write-down which would be accounted for as a realized loss. At September 30, 2002, after considering what it believed to be all relevant factors, including, among other things, TIMET's then-recent NYSE stock prices, and TIMET's operating results, financial position, estimated asset values and prospects, the Company recorded a $15.7 million impairment provision for an other than temporary decline in value of its investment in TIMET. Such impairment provision is reported as part of the Company's equity in losses of TIMET in 2002. In determining the amount of the impairment charge, Tremont considered, among other things, then- recent ranges of TIMET's NYSE market price and current estimates of TIMET's future operating losses that would further reduce Tremont's carrying value of its investment in TIMET as it records additional equity in losses of TIMET. While GAAP may require an investment in a security accounted for by the equity method to be written down if the market value of that security declines, they do not permit a writeup if the market value subsequently recovers. At December 31, 2004, the Company's net carrying value of its investment in TIMET was $6.86 per share compared to a NYSE market price at that date of $24.14 per share.

     TIMET reported higher sales in 2004 as compared to 2003, and operating income improved from $5.4 million to $35.3 million, in part due to the net effects of a 28% increase in sales volumes of mill products, a 13% increase in sales volumes of melted products (ingot and slab) and an 11% increase in melted product average selling prices. TIMET's mill product average selling prices were positively affected by the weakening of the U.S. dollar compared to the British pound sterling and the euro, and were negatively impacted by changes in customer and product mix. The increase in sales volumes for mill and melted products is principally the result of greater market demands and share gains. As discussed above, a substantial portion of TIMET's business is derived from the commercial aerospace industry, and sales of titanium to that market sector generally precede aircraft deliveries by about one year. Therefore, TIMET's 2004 sales benefited significantly from the increase in production of large commercial aircraft scheduled for delivery in 2005.

     TIMET's operating results in 2004 includes income in the first quarter of $1.9 million related to a change in TIMET's vacation policy. TIMET's operating results comparisons were also favorably impacted by improved plant operating rates, which increased from 56% in 2003 to 73% in 2004, and TIMET's continued cost management efforts. TIMET's operating results comparisons were negatively impacted by relative changes in TIMET's LIFO inventory reserves, which reduced TIMET's operating income in 2004 by $19.2 million as compared with 2003, as well as higher costs for raw materials (scrap and alloys) and energy. TIMET's operating results in 2003 include (i) a $6.8 million charge related to the termination of TIMET's purchase and sale agreement with Wyman-Gordon and (ii) a $1.7 million reduction in its accrual for a previously-reported product liability matter. TIMET's operating results in 2004 were also negatively affected by higher accruals for employee incentive compensation.

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

     TIMET reported higher sales in 2003 as compared to 2002, and TIMET improved from a $20.8 million operating loss in 2002 to operating income of $5.4 million in 2003. TIMET's net sales increased in 2003 due in part to a 97% increase in sales volumes of melted products, changes in product mix and a weakening of the U.S. dollar as compared to the British pound sterling and the euro. These factors were partially offset by a 16% decrease in average selling prices for melted products. The improvement in melted product sales volumes, and the decrease in melted products selling prices, are due principally to new customer relationships and a change in product mix. TIMET's results in 2003 also include a (i) $6.8 million charge related to the termination of TIMET's purchase and sales agreement with Wyman-Gordon Company and (ii) a $1.7 million reduction in its accrual for a product liability matter.

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

     Under TIMET's previously-reported amended long-term agreement with Boeing, Boeing advanced TIMET $28.5 million for each of 2002, 2003, 2004 and 2005, and Boeing is required to continue to advance TIMET $28.5 million annually during 2006 and 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, to the extent that its orders for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Based on TIMET's actual deliveries to Boeing of approximately 1.3 million pounds during 2002, 1.4 million pounds during 2003 and 1.7 million pounds during 2004, TIMET recognized income of $23.4 million in 2002, $23.1 million in 2003 and $22.1 million in 2004 related to the take-or-pay provisions of the contract. These earnings related to the take-or-pay provisions distort TIMET's operating income percentages as there is no corresponding amount reported in TIMET's sales.

     TIMET's results in 2002 also include a $27.5 million provision for an other than temporary impairments of TIMET's investment in the convertible preferred securities of Special Metals Corporation ("SMC"). The Company's equity in losses of TIMET in 2002 includes (i) an impairment provision of $15.7 million ($8.0 million, or $.07 per diluted share, net of income tax benefit and minority interest) related to an other than temporary decline in value of the Company's investment in TIMET and (ii) a $10.6 million charge ($5.4 million, or $.05 per diluted share, net of income tax benefit and minority interest) related to the Company's pro-rata share of TIMET's impairment provision for an other than temporary decline in value of the SMC securities.

     TIMET's effective income tax rate in 2002, 2003 and 2004 varies from the 35% U.S. federal statutory income tax rate primarily because TIMET has concluded it is not currently appropriate to recognize an income tax benefit related to its U.S. and U.K. losses under the "more-likely-than-not" recognition criteria. In addition, TIMET's provision for income taxes in 2004 includes a $4.2 million income tax benefit ($1.1 million, or $.01 per diluted share, net of income taxes) related to the utilization of a capital loss carryforward, the benefit of which had not been previously recognized by TIMET.

     See Note 18 to the Consolidated Financial Statements for information concerning certain workers' compensation bonds issued on behalf of a former subsidiary of TIMET.

     Over the past several quarters, TIMET has seen the availability of raw materials tighten, and, consequently, the prices for such raw materials increase. TIMET currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit TIMET's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain customer long-term agreements that limit TIMET's ability to pass on all of its increased raw material costs.

     TIMET currently expects its 2005 net sales revenue will range from $650 million to $680 million. TIMET's mill product sales volumes, which were 11,365 metric tons in 2004, are expected to range from 13,600 and 14,300 metric tons in 2005, while melted product sales volumes, which were 5,360 metric tons in 2004, are expected to range from 5,400 and 5,700 metric tons in 2005. TIMET also expects mill product average selling prices will increase by 10% to 15% in 2005 as compared to 2004, and melted product average selling prices are expected to increase from 17% to 22% in 2005 as compared to 2004.

     TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of TIMET's manufacturing cost structure, and, as previously discussed, continued cost increases are expected during 2005. Scrap and certain alloy prices have more than doubled from year ago prices, and increased energy costs also continue to have a negative impact on gross margin. In addition, TIMET's cost of sales can be significantly affected by adjustments to its LIFO inventory reserve, as was the case during 2004 and 2003.

     TIMET currently expects its production volumes will continue to increase in 2005, with overall capacity utilization expected to approximate 75% to 80% in 2005 (as compared to 73% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     TIMET anticipates that Boeing will purchase a significantly higher amount of metal during 2005 as compared to 2004 and, therefore, expects the amount of take-or-pay income recognized during 2005 to decrease to between $15 million and $20 million. Overall, TIMET presently expects its operating income for 2005 will be between $50 million to $65 million. Dividends on TIMET's Series A Preferred Stock should approximate $13.2 million in 2005, with TIMET currently expecting net income attributable to common stockholders to range from $35 million to $50 million.

     TIMET's net income estimates include a net $12.6 million non-operating gain currently expected to be recognized in the second quarter of 2005 related to the sale of certain real property adjacent to TIMET's Nevada facility, which closed in the fourth quarter of 2004. TIMET's net income estimates exclude an income tax benefit of $35 million to $40 million that TIMET might recognize during 2005 if TIMET determines that reversal of a portion of TIMET's deferred tax asset valuation allowance with respect to its U.S. and U.K. net operating loss carryforwards is determined to be appropriate under the more-likely-than-not recognition criteria.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in 2004 was comparable to 2003, while general corporate interest and dividend income decreased $2.0 million in 2003 as compared to 2002 due to a lower average level of invested funds and lower average yields. A significant portion of the Company's general corporate interest and dividend income relates to distributions received from The Amalgamated Sugar Company LLC and interest income on the Company's $80 million loan to Snake River Sugar Company. See Notes 5, 8 and 12 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income in 2005 is currently expected to be comparable to 2004, with distributions from The Amalgamated Sugar Company LLC in 2005 expected to be comparable to the aggregate amount received in 2004.

     Legal settlement gains. Net legal settlement gains of $5.2 million in 2002, $823,000 in 2003 and $552,000 in 2004 relate to NL's settlements with certain of its former insurance carriers. These settlements, as well as similar prior settlements NL reached in 2000 and 2001, resolved court proceedings in which NL had sought reimbursement from the carriers for legal defense costs and indemnity coverage for certain of its environmental remediation expenditures. No further material settlements relating to litigation concerning environmental remediation coverages are expected. See Note 12 to the Consolidated Financial Statements.

     Securities transactions. Net securities transactions gains in 2004 includes a $2.2 million gain ($1.1 million, or $.01 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transactions. See Note 3 to the Consolidated Financial Statements. Securities transaction gains in 2003 relate principally to a first quarter gain of $316,000 related to NL's receipt of shares of Valhi common stock in exchange for shares of Tremont common stock held directly or indirectly by NL (such gain being attributable to NL stockholders other than the Company). See Notes 3 and 12 to the Consolidated Financial Statements.

     Securities transaction gains in 2002 are comprised of (i) a $3.0 million unrealized gain related to the reclassification of 621,000 shares of Halliburton Company common stock from available-for-sale to trading securities and (ii) a $3.4 million gain related to changes in the market value of the Halliburton common stock classified as trading securities.

     Other general corporate income items. The gain on disposal of fixed assets in 2003 relates primarily to the sale of certain real property of NL not associated with any operations. NL has certain other real property, including some subject to environmental remediation, which could be sold in the future for a profit. The gain on disposal of fixed assets in 2002 relates to the sale of certain real estate held by Tremont. The $6.3 million foreign currency transaction gain in 2002 relates to the extinguishment of certain intercompany indebtedness of NL. See Note 12 to the Consolidated Financial Statements.

     General corporate expenses. Net general corporate expenses in 2004 were $36.0 million lower than 2003 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in 2003 were $18.8 million higher than 2002 due primarily to higher environmental remediation expenses of NL (principally related to one formerly-owned site of NL for which the remediation process is expected to occur over the next several years).
Environmental expenses are included in selling, general and administrative expenses. In addition, NL's $20 million of proceeds from the disposal of its specialty chemicals business unit in January 1998 related to its agreement not to compete in the rheological products business was recognized as a component of general corporate income (expense) ratably over the five-year non-compete period ended in January 2003 ($4 million recognized in 2002 and $333,000 recognized in 2003). See Note 12 to the Consolidated Financial Statements.

     Net general corporate expenses in calendar 2005 are currently expected to be higher as compared to 2004, primarily due to higher expected litigation and related expenses of NL. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 18 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including KII's euro-denominated Senior Secured Notes. Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in 2004 was higher than 2003 due primarily to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both years by approximately $3 million as compared to the respective prior year. In addition, KII issued an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004, and the interest expense associated with these additional Senior Secured Notes was $1 million in 2004.

     Interest expense declined $1.7 million in 2003 as compared to 2002 due primarily to the net effects of lower average levels of indebtedness of Valhi parent, higher average levels of indebtedness of Kronos and lower average interest rates on Kronos indebtedness.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in 2005 is expected to be higher than 2004 due primarily to the effect of the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

     At December 31, 2004, approximately $770 million of consolidated indebtedness, principally KII's Senior Secured Notes and Valhi's loans from Snake River Sugar Company, bears interest at fixed interest rates averaging 9.1% (2003 - $607 million with a weighted average interest rate of 9.1%; 2002 - $552 million with a weighted average fixed interest rate of 9.1%). The weighted average interest rate on $14 million of outstanding variable rate borrowings at December 31, 2004 was 3.8% (2003 - 3.1%; 2002 - 4.4%). Relative changes in the weighted average interest rate on outstanding variable rate borrowings at December 31, 2002, 2003 and 2004 are due primarily to relative differences in the mix of such borrowings, with higher relative outstanding borrowings at December 31, 2002 and 2004 as compared to December 31, 2003 under the KII European revolver, for which the interest rate is generally higher than the interest rate on any outstanding U.S. variable borrowings.

     As noted above, KII has a significant amount of indebtedness denominated in
currencies  other  than  the  U.S.  dollar.  See  Item  7A,   "Quantitative  and
Qualitative Disclosures About Market Risk."

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements.

     At December 31, 2004,  Kronos had the  equivalent  of $671 million and $232 million of income tax loss  carryforwards  for  German  corporate  and trade tax purposes, respectively, all of which have no expiration date. As more fully described in Note 15 to the Consolidated Financial Statements, Kronos had previously provided a deferred income tax asset valuation allowance against substantially all of these tax loss carryforwards and other deductible temporary differences in Germany because Kronos did not believe they met the "more-likely-than-not" recognition criteria. During the first six months of 2004, Kronos reduced its deferred income tax asset valuation allowance by approximately $8.7 million, primarily as a result of utilization of these German net operating loss carryforwards, the benefit of which had not previously been recognized. At June 30, 2004, after considering all available evidence, Kronos concluded that these German tax loss carryforwards and other deductible temporary differences now met the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the latter is recognized at the time the change in estimate is made. Accordingly, as of June 30, 2004, Kronos reversed $268.6 million of the valuation allowance (the portion related to future years), and Kronos reversed the remaining $3.4 million during the last six months of 2004. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in 2005 is expected to be higher than what it would have otherwise been, although its future cash income tax rate will not be affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Also during 2004, NL recognized a second quarter $43.1 million income tax benefit related to income tax attributes of NL Environmental Management Services, Inc. ("EMS"), a subsidiary of NL. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) a $12.6 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.

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

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. See Note 15 to the Consolidated Financial Statements.

     Minority interest. See Note 13 to the Consolidated Financial Statements. Minority interest in NL's subsidiary relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed below.

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

     Discontinued  operations.   See  Note  22  to  the  Consolidated  Financial
Statements.

     Accounting principles newly adopted in 2002, 2003 and 2004. See Note 19 to the Consolidated Financial Statements.

     Accounting principles not yet adopted. See Note 20 to the Consolidated Financial Statements.

     Related party transactions. The Company is a party to certain transactions with related parties. See Note 17 to the Consolidated Financial Statements.

Assumptions on defined benefit pension plans and OPEB plans.

     Defined benefit pension plans. The Company maintains various defined benefit pension plans in the U.S., Europe and Canada. See Note 16 to the Consolidated Financial Statements. At December 31, 2004, the projected benefit obligations for all defined benefit plans was comprised of $100 million related to U.S. plans and $355 million related to non-U.S. plans. All of such projected benefit obligations attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 52%, 14% and 34% of the projected benefit obligations attributable to U.S. plans related to plans maintained by NL, Kronos and Medite Corporation, a former business unit of Valhi ("Medite plan").

     The Company accounts for its defined benefit pension plans using SFAS No. 87, Employer's Accounting for Pensions. Under SFAS No. 87, defined benefit pension plan expense and prepaid and accrued pension costs are each recognized based on certain actuarial assumptions, principally the assumed discount rate, the assumed long-term rate of return on plan assets and the assumed increase in future compensation levels. The Company recognized consolidated defined benefit pension plan expense of $6.8 million in 2002, $9.6 million in 2003 and $13.5 million in 2004. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulation (such as ERISA in the U.S.), and will generally differ from pension expense recognized under SFAS No. 87 for financial reporting purposes. Contributions to all defined benefit pension plans aggregated $9.6 million in 2002, $14.8 million in 2003 and $17.8 million in 2004.

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

     Approximately 63%, 17%, 13% and 5% of the projected benefit obligations attributable to plans maintained by Kronos at December 31, 2004 related to Kronos plans in Germany, Norway, Canada and the U.S., respectively. The Medite plan and NL's plans are all in the U.S. The Company uses several different discount rate assumptions in determining its consolidated defined benefit pension plan obligations and expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe and the interest rate environment differs from country to country.

     The Company used the following discount rates for its defined benefit pension plans:

                                                         Discount rates used for:
                       ------------------------------------------------------------------------------------------------
                               Obligations at                   Obligations at                   Obligations at
                       December 31, 2002 and expense     December 31, 2003 and expense       December 31, 2004 and
                                 in 2003                           in 2004                     expense in 2005
                       -------------------------------  --------------------------------  -----------------------------

Kronos and NL plans:
  Germany                            5.5%                             5.3%                              5.0%
  Norway                             6.0%                             5.5%                              5.0%
  Canada                             7.0%                             6.3%                              6.0%
  U.S.                               6.5%                             5.9%                              5.8%
Medite plan                          6.5%                             6.0%                              5.7%


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

     At December 31, 2004, the fair value of plan assets for all defined benefit plans was comprised of $82 million related to U.S. plans and $230 million related to non-U.S. plans. All of such plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 54%, 15% and 31% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos and the Medite plan, respectively. Approximately 56%, 21%, 13% and 5% of the plan assets attributable to plans maintained by Kronos at December 31, 2004 related to Kronos plans in Germany, Norway, Canada and the U.S., respectively. The Medite plan and NL's plans are all in the U.S. The Company uses several different long-term rates of return on plan asset assumptions in determining its consolidated defined benefit pension plan expense because the Company maintains defined benefit pension plans in several different countries in North America and Europe, the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differs from country to country.

     In determining the expected long-term rate of return on plan asset assumptions, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below:

     o During 2004, substantially all of the Kronos, NL and Medite plan assets in the U.S. were invested in The Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. Harold Simmons is the sole trustee of the CMRT. The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indices) utilizing both third-party investment managers as well as investments directed by Mr. Simmons. During the 17-year history of the CMRT, through December 31, 2004 the average annual rate of return has been approximately 13%.
     o In Germany, the composition of Kronos' plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers, 48% to fixed income managers and 29% to real estate.
     o In Norway, Kronos currently has a plan asset target allocation of 14% to equity managers, 62% to fixed income managers and the remainder primarily to cash and liquid investments. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder primarily to cash and liquid investments.
     o In Canada, Kronos currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2004 was 60% to equity managers and 40% to fixed income managers.

The Company regularly reviews its actual asset allocation for each of its plans, and periodically rebalances the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2002, 2003 and 2004 were as follows:

                                                         2002                  2003                   2004
                                                       --------              --------               ------

Kronos and NL plans:
  Germany                                               6.8%                   6.5%                   6.0%
  Norway                                                7.0%                   6.0%                   6.0%
  Canada                                                7.0%                   7.0%                   7.0%
  U.S.                                                  8.5%                  10.0%                  10.0%
Medite plan                                            10.0%                  10.0%                  10.0%

     The Company currently expects to utilize the same long-term rates of return on plan asset assumptions in 2005 as it used in 2004 for purposes of determining the 2005 defined benefit pension plan expense.

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

     Based on the actuarial assumptions described above and Kronos' current expectations for what actual average foreign currency exchange rates will be during 2005, the Company currently expects aggregate defined benefit pension expense will approximate $12.5 million in 2005. In comparison, the Company currently expects to be required to make approximately $9.4 million of aggregate contributions to such plans during 2005.

     As noted above, defined benefit pension expense and the amounts recognized as prepaid and accrued pension costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If Kronos and NL had lowered the assumed discount rates by 25 basis points for all of their plans as of December 31, 2004, their aggregate projected benefit obligations would have increased by approximately $14.2 million at that date, and their aggregate defined benefit pension expense would be expected to increase by approximately $1.7 million during 2005. Similarly, if Kronos and NL lowered the assumed long-term rates of return on plan assets by 25 basis points for all of their plans, their defined benefit pension expense would be expected to increase by approximately $700,000 during 2005. Similar assumed changes with respect to the discount rate and expected long-term rate of return on plan assets for the Medite plan would not be significant.

     OPEB plans. Certain subsidiaries of the Company currently provide certain health care and life insurance benefits for eligible retired employees. See Note 16 to the Consolidated Financial Statements. At December 31, 2004, approximately 34% and 31% of the Company's aggregate accrued OPEB costs relate to NL and Kronos, respectively, and substantially all of the remainder relates to Tremont. Kronos provides such OPEB benefits to retirees in the U.S., and NL and Tremont provide such OPEB benefits to retirees in the U.S. The Company accounts for such OPEB costs under SFAS No. 106, Employers Accounting for Postretirement Benefits other than Pensions. Under SFAS No. 106, OPEB expense and accrued OPEB costs are based on certain actuarial assumptions, principally the assumed discount rate and the assumed rate of increases in future health care costs. The Company recognized consolidated OPEB expense of $555,000 in 2002, $935,000 in 2003 and $2 million in 2004. Similar to defined benefit pension benefits, the amount of funding will differ from the expense recognized for financial reporting purposes, and contributions to the plans to cover benefit payments aggregated $5.3 million in 2002, $5.2 million in 2003 and $5.7 million in 2004. Substantially all of the Company's accrued OPEB costs relates to benefits being paid to current retirees and their dependents, and no material amount of OPEB benefits are being earned by current employees. As a result, the amount recognized for OPEB expense for financial reporting purposes has been, and is expected to continue to be, significantly less than the amount of OPEB benefit payments made each year. Accordingly, the amount of accrued OPEB costs has been, and is expected to continue to, decline gradually.

     The assumed discount rates the Company utilizes for determining OPEB expense and the related accrued OPEB obligations are generally based on the same discount rates the Company utilizes for its U.S. and Canadian defined benefit pension plans.

     In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. In certain cases, NL has the right to pass on to retirees all or a portion of any increases in health care costs. During each of the past three years, the Company has assumed that the relative increase in health care costs will generally trend downward over the next several years, reflecting, among other things, assumed increases in efficiency in the health care system and industry-wide cost containment initiatives. For example, at December 31, 2004, the expected rate of increase in future health care costs ranges from 8% to 9.3% in 2005, declining to rates of between 4% and 5.5% in 2010 and thereafter.

     Based on the actuarial assumptions described above and Kronos' current expectation for what actual average foreign currency exchange rates will be during 2005, the Company expects its consolidated OPEB expense will approximate $650,000 in 2005. In comparison, the Company expects to be required to make approximately $4.5 million of contributions to such plans during 2005.

     As noted above, OPEB expense and the amount recognized as accrued OPEB costs are based upon the actuarial assumptions discussed above. The Company believes all of the actuarial assumptions used are reasonable and appropriate. If the Company had lowered the assumed discount rates by 25 basis points for all of its OPEB plans as of December 31, 2004, the Company's aggregate projected benefit obligations would have increased by approximately $1.5 million at that date, and the Company's OPEB expense would be expected to increase by less than $100,000 during 2005. Similarly, if the assumed future health care cost trend rate had been increased by 100 basis points, the Company's accumulated OPEB obligations would have increased by approximately $2.5 million at December 31, 2004, and OPEB expense would have increased by $200,000 in 2004.

Foreign operations

     Kronos. Kronos has substantial operations located outside the United States (principally Europe and Canada) for which the functional currency is not the U.S. dollar. As a result, the reported amount of Kronos' assets and liabilities related to its non-U.S. operations, and therefore the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates. At December 31, 2004, Kronos had substantial net assets denominated in the euro, Canadian dollar, Norwegian kroner and British pound sterling.

     CompX. CompX has substantial operations and assets located outside the United States, principally slide and/or ergonomic product operations in Canada and Taiwan.

     TIMET. TIMET also has substantial operations and assets located in Europe, principally in the United Kingdom, France and Italy. The United Kingdom has not adopted the euro. Approximately 43% of TIMET's European sales are denominated in currencies other than the U.S. dollar, principally the British pound and the euro. Certain purchases of raw materials for TIMET's European operations, principally titanium sponge and alloys, are denominated in U.S. dollars while labor and other production costs are primarily denominated in local currencies. The U.S. dollar value of TIMET's foreign sales and operating costs are subject to currency exchange rate fluctuations that can impact reported earnings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

     The Company's primary source of liquidity on an ongoing basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness, (iii) make investments in marketable and other securities (including the acquisition of securities issued by subsidiaries and affiliates of the Company) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business or (iv) pay dividends.

     At December 31, 2004, the Company's third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) KII's euro-denominated Senior Secured Notes (equivalent of $519 million principal amount outstanding) due in 2009 and (iii) KII's European credit facility (the equivalent of $13.6 million outstanding) due in June 2005. KII expects to seek a renewal of its European credit facility during the first half of 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2005 will be required to be used to repay indebtedness during 2005.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Valhi and Kronos and consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Changes in product pricing, production volumes and customer demand, among other things, can significantly affect the liquidity of the Company. Relative changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments. Such relative changes can significantly impact the comparability of cash flow from operations from period to period, as the income statement impact of such items may occur in a different period from when the underlying cash transaction occurs. For example, raw materials may be purchased in one period, but the payment for such raw materials may occur in a subsequent period. Similarly, inventory may be sold in one period, but the cash collection of the receivable may occur in a subsequent period. Relative changes in accounts receivable are affected by, among other things, the timing of sales and the collection of the resulting receivable. Relative changes in inventories, accounts payable and accrued liabilities are affected by, among other things, the timing of raw material purchases and the payment for such purchases and the relative difference between production volumes and sales volumes. Relative changes in accrued environmental costs are affected by, among other things, the period in which recognition of the environmental accrual is recognized and the period in which the remediation expenditure is actually made.

     Cash flows provided from operating activities increased from $108.5 million in 2003 to $142.1 million in 2004. This $33.6 million increase was due primarily to the net effect of (i) higher net income of $272.9 million, (ii) goodwill impairment in 2004 of $6.5 million, (iii) lower net gains from the disposal of property and equipment of $10.7 million, (iv) a larger deferred income tax benefit of $329.8 million, (v) higher depreciation and amortization expense of $5.4 million, (vi) higher distributions from Kronos' TiO2 manufacturing joint venture of $7.7 million, (vii) a $17.6 million improvement in equity in earnings (losses) of TIMET, (viii) higher minority interest of $42.7 million, (ix) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $22.3 million and (x) higher cash received for income taxes of $16.3 million.

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

     Valhi does not have complete access to the cash flows of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent, NL Parent and Tremont).

                                                                                Years ended December 31,
                                                                          2002            2003            2004
                                                                          ----            ----            ----
                                                                                     (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                 $ 111.1         $107.7          $151.0
  NL Parent                                                                 98.1          (10.2)            8.8
  CompX                                                                     16.9           24.4            30.2
  Waste Control Specialists                                                 (5.7)          (6.6)           (7.4)
  Tremont                                                                   24.6            7.2             2.0
  Valhi Parent                                                             113.3           30.6            24.8
  Other                                                                      4.0           (2.7)            (.3)
  Eliminations                                                            (255.5)         (41.9)          (67.0)
                                                                         -------         ------          ------

                                                                         $ 106.8         $108.5          $142.1
                                                                         =======         ======          ======


     Investing activities. Capital expenditures are disclosed by business segment in Note 2 to the Consolidated Financial Statements.

     At December 31, 2004, the estimated cost to complete capital projects in process approximated $10.0 million, of which $6.7 million relates to Kronos' Ti02 facilities and the remainder relates to CompX's facilities. Aggregate capital expenditures for 2005 are expected to approximate $60 million ($41 million for Kronos, $13 million for CompX and $6 million for Waste Control Specialists). Capital expenditures in 2005 are expected to be financed primarily from operations or existing cash resources and credit facilities.

     In January 2005, CompX received a net $18.4 million from the sale of its Thomas Regout operations. See Note 22 to the Consolidated Financial Statements.

     During 2004, (i) Valhi purchased shares of Kronos common stock in market transactions for $17.1 million, (ii) NL collected $4 million on its loan to one of the Contran family trusts described in Note 1 to the Consolidated Financial Statements, (iii) Valhi loaned a net $4.9 million to Contran and (iv) NL sold shares of Kronos common stock in market transactions for net proceeds of $2.7 million.

     During 2003, (i) Valhi purchased shares of Kronos common stock in market transactions in December 2003 for $6.4 million, (ii) the Company purchased additional shares of TIMET common stock for $976,000, and the Company purchased a nominal number of shares of convertible preferred securities issued by a wholly-owned subsidiary of TIMET for $238,000 and (iii) NL collected $4 million of its loan to one of the Contran family trusts. In addition, the Company generated approximately $13.5 million from the sale of property and equipment, including the real property of NL discussed above.

     During 2002, (i) NL purchased $21.3 million of its common stock in market transactions, (ii) NL purchased the EWI insurance brokerage services operations for $9 million and (iii) NL collected $2 million from its loan to one of the Contran family trusts. See Notes 3 and 17 to the Consolidated Financial Statements.

     Financing activities. During 2004, (i) Valhi repaid a net $7.3 million of its short-term demand loans from Contran and repaid a net $5 million under its revolving bank credit facility, (ii) CompX repaid a net $26.0 million under its revolving bank credit facility, (iii) KII issued an additional euro 90 million principal amount of it Senior Secured Notes at 107% of par (equivalent to $130 million when issued) and (iv) Kronos borrowed an aggregate of euro 90 million ($112 million when borrowed) of borrowings under its European revolving bank credit facility, of which euro 80 million ($100 million) were subsequently repaid. In addition, Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $29.8 million for 2004. Distributions to minority interest in 2004 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi, Tremont and NL and CompX dividends paid to shareholders other than NL. Other cash flows from financing activities relate primarily to proceeds from the issuance of NL common stock issued upon exercise of stock options.

     During 2003, (i) Valhi borrowed a net $5 million under its revolving bank credit facility and repaid a net $3.8 million of its short-term demand loans from Contran, (ii) CompX repaid a net $5 million under its revolving bank credit facility and (iii) KII borrowed an aggregate of euro 15 million ($16 million when borrowed) of borrowings under its European revolving bank credit facility and repaid kroner 80 million ($11 million) and euro 30 million ($34 million) under such facility. In addition, Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $29.8 million for 2003. Distributions to minority interest in 2003 are primarily comprised of NL cash dividends paid to NL shareholders other than Valhi and Tremont. Other cash flows from financing activities relate primarily to proceeds from the sale of Valhi and NL common stock issued upon exercise of stock options.

     During 2002, (i) Valhi repaid a net $35 million under its revolving bank credit facility and repaid a net $13.4 million of its short-term demand loans from Contran, (ii) CompX repaid a net $18 million of its revolving bank credit facility, (iii) Kronos repaid all of its existing short-term notes payable denominated in euros and Norwegian kroner ($53 million when repaid) using primarily proceeds from borrowings ($39 million) under KII's new revolving bank credit facility, (iv) NL redeemed $194 million principal amount of its Senior Secured Notes, primarily using the proceeds from the new euro 285 million ($280 million when issued) borrowing of KII and (v) Kronos repaid an aggregate of euro 14 million ($14 million when repaid) of borrowings under KII's revolving bank credit facility. In addition, Valhi redeemed the remaining $43.1 million principal amount at maturity of its LYONs debt obligations ($27.4 million accreted value) for cash. Valhi paid cash dividends of $.06 per share per quarter, or an aggregate of $27.9 million for 2002. Distributions to minority interest in 2002 are attributable to NL ($24.8 million), CompX ($2.4 million) and Tremont ($647,000). Other cash flows from financing activities relate primarily to proceeds from the sale of Valhi and NL common stock issued upon exercise of stock options.

     At December 31, 2004, unused credit available under existing credit facilities approximated $282.4 million, which was comprised of: CompX - $47.5 million under its revolving credit facility; Kronos - $92.6 million under its European credit facility, $8 million under its Canadian credit facility, $38.0 million under its U.S. credit facility and $.4 million under other non-U.S. facilities; and Valhi - $95.9 million under its revolving bank credit facility. See Note 10 to the Consolidated Financial Statements.

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

     In February 2005, Valhi's board of directors increased Valhi's regular quarterly dividend from its previous $.06 per share to $.10 per share, with the first such dividend to be paid on March 31, 2005 to Valhi shareholders of record as of March 14, 2005. However, the declaration and payment of future dividends, and the amount thereof, is discretionary and dependent upon several factors. See
Item  5 -  "Market  for  Registrant's  Common  Equity  and  Related  Stockholder
Matters."

Chemicals - Kronos

     At December 31, 2004, Kronos had cash, cash equivalents and marketable debt securities of $65.2 million, including restricted balances of $4.4 million, and Kronos had approximately $139 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At December 31, 2004, Kronos' outstanding debt was comprised of (i) $519.2 million related to KII's Senior Secured Notes, (ii) $13.6 million related to KII's European revolving bank credit facility and (iii) approximately $348,000 of other indebtedness. Prior to December 31, 2004, Kronos had $200 million of long-term notes payable to affiliates, which Kronos prepaid in the fourth quarter of 2004. Prior to such prepayment, such notes payable to affiliates were eliminated in the Company's Consolidated Financial Statements.

     Pricing within the TiO2 industry is cyclical, and changes in industry economic conditions significantly impact Kronos' earnings and operating cash flows. Cash flows from operations is considered the primary source of liquidity for Kronos. Changes in TiO2 pricing, production volumes and customer demand, among other things, could significantly affect the liquidity of Kronos.

     Kronos' capital expenditures during the past three years aggregated $107.1 million, including $18 million ($7 million in 2004) for Kronos' ongoing environmental protection and compliance programs. Kronos' estimated 2005 capital expenditures are $41 million, including $7 million in the area of environmental protection and compliance.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of Kronos' income tax returns in various U.S. and non-U.S. jurisdictions, and see Note 18 to the Consolidated Financial Statements with respect to certain legal proceedings with respect to Kronos.

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using available cash, issuing equity securities or increasing indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' net assets, will fluctuate based upon changes in currency exchange rates.


NL Industries

     At December 31, 2004, NL (exclusive of Kronos and CompX) had cash, cash equivalents and marketable debt securities of $99.3 million, including restricted balances of $21.1 million. Of such restricted balances, $19 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 18 to the Consolidated Financial Statements.

     See Note 15 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 18 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

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

     In December 2003, NL completed the distribution of approximately 48.8% of Kronos' outstanding common stock to its shareholders under which NL shareholders received one share of Kronos' common stock for every two shares of NL common stock held. Approximately 23.9 million shares of Kronos common stock were distributed. Immediately prior to the distribution of shares of Kronos common stock, Kronos distributed a $200 million promissory note payable by Kronos to NL (of which NL transferred an aggregate of $168.6 million to Valhi and Valcor in connection with NL's acquisition of the shares of CompX common stock previously held by Valhi and Valcor, as discussed in Note 3 to the Consolidated Financial Statements). During 2004, NL paid each of its $.20 per share regular quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 2.5% of Kronos' outstanding common stock were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Completion of these distributions had no impact on the Company's consolidated financial position, results of operations or cash flows other than as discussed in Note 3 to the Consolidated Financial Statements. During the fourth quarter of 2004, NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of a tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. The transfer of such
5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements. See Note 3 to the Consolidated Financial Statements. In the fourth quarter of 2004, NL also sold 64,500 shares of Kronos common stock in market transactions for an aggregate of approximately $2.7 million.

     Following the second of such quarterly dividends in 2004, NL no longer owned a majority of Kronos' outstanding common stock, and accordingly NL ceased to consolidate Kronos as of July 1, 2004. However, the Company continues to consolidate Kronos since the Company continues to own a majority of Kronos, either directly or indirectly through NL and Tremont.

     Prior to September 24, 2004, the Company's ownership of Compx was owned by Valhi and Valcor (a wholly-owned subsidiary of Valhi). On September 24, 2004, NL completed the acquisition the Compx shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note is eliminated in the preparation of the Company's Consolidated Financial Statements). See Note 3 to the Consolidated Financial Statements. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control, and such transaction had no effect on the Company's consolidated financial statements. After such acquisition, NL retained a $31.4 million note receivable from Kronos, which note receivable Kronos prepaid in November 2004 using funds from KII's November 2004 issuance of euro 90 million principal amount of KII Senior Secured Notes.

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

Component products - CompX International

     CompX's capital  expenditures  during the past three years aggregated $27.0
million.  Such  capital  expenditures  included  manufacturing   equipment  that
emphasizes improved production efficiency.

     CompX received approximately $18.4 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in The Netherlands. See Note 22 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     CompX periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, dividend policy and estimated future operating cash flows. As a result of this process, CompX has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, modify its dividend policy, repurchase shares of its common stock or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of business, CompX may review opportunities for acquisitions, divestitures, joint ventures or other business combinations in the component products industry. In the event of any such transaction, CompX may consider using cash, issuing additional equity securities or increasing the indebtedness of CompX or its subsidiaries.

Waste management - Waste Control Specialists

     At December 31, 2004, Waste Control Specialists' indebtedness consisted principally of $4.6 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2003 intercompany indebtedness - $30.9 million). During 2004, the Company loaned an additional net of $17.5 million to Waste Control Specialists, and Valhi subsequently contributed an aggregate of $47.5 million of loans and related accrued interest to Waste Control Specialists' equity. The additional borrowings during 2004 were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during 2005 from such Valhi subsidiary under the terms of a $15 million revolving credit facility that matures in March 2006.

     Waste Control Specialists capital expenditures and capitalized permit costs during the past three years aggregated $11.6 million. Such expenditures were funded primarily from certain debt financing provided to Waste Control Specialists by the wholly-owned subsidiary of Valhi.

TIMET

     At December 31, 2004, TIMET had $109 million of borrowing availability under its various U.S. and European credit agreements. During the first quarter of 2004, TIMET amended its U.S. credit facility to remove the equipment component from the determination of TIMET's borrowing availability in order to avoid the cost of an appraisal. This amendment effectively reduced TIMET's current borrowing availability in the U.S. by $12 million. However, TIMET can regain this availability, upon request, by completing an updated equipment appraisal. TIMET presently expects to generate cash flows from operating activities of $50 million to $60 million in 2005. TIMET received the 2005 advance of $27.9 million from Boeing in January 2005.

     TIMET's capital expenditures during the past three years aggregated $43.8 million. TIMET's capital expenditures during 2005 are currently expected to be about $42 million, including $13 million related to completion of the construction of a wastewater treatment facility to be used at TIMET's Nevada facility as well as additional capacity improvements as TIMET continues to prepare for increased demand by certain customers under long-term agreements.

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

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 27.6 million shares of Kronos held by Valhi and Tremont at December 31, 2004 (22.2 million shares held by Valhi and 5.4 million shares held by Tremont, a wholly-owned subsidiary of Valhi), Valhi would receive aggregate annual dividends from Kronos of $27.6 million. NL, which paid regular quarterly cash dividends of $.20 per share in 2003, has paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock. NL increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share. The Company does not currently expect to receive any distributions from Waste Control Specialists during 2005. CompX dividends, which resumed in the fourth quarter of 2004, are paid to NL.

     Various credit agreements to which certain subsidiaries or affiliates are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however, such restrictions in the past have not significantly impacted Valhi's ability to service its parent company level obligations. Valhi generally does not guarantee any indebtedness or other obligations of its subsidiaries or affiliates. To the extent that one or more of Valhi's subsidiaries were to become unable to maintain its current level of dividends, either due to restrictions contained in the applicable subsidiary's credit agreements or otherwise, Valhi parent company's liquidity could become adversely impacted. In such an event, Valhi might consider reducing or eliminating its dividends or selling interests in subsidiaries or other assets.

     At December 31, 2004, Valhi had $94.3 million of parent level cash and cash equivalents and had no amounts outstanding under its revolving bank credit agreement. In addition, Valhi had $95.9 million of borrowing availability under its revolving bank credit facility, and Valhi had $4.9 million in short-term demand loans to Contran.

     As noted above, in September 2004 NL completed the acquisition of the shares of CompX common stock previously held by Valhi and Valcor. The purchase price for these shares was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's note receivable from Kronos ($162.5 million to Valcor and $6.1 million to Valhi). In October 2004, Valcor distributed to Valhi its $162.5 million note receivable from Kronos, and subsequently in the fourth quarter of 2004 Kronos prepaid the $168.5 million note payable to Valhi using cash on hand and funds from KII's November 2004 issuance of euro 90 million principal amount of its Senior Secured Notes. Valhi used $58 million of the proceeds from the repayment of its note receivable from Kronos to repay the outstanding balance under its revolving bank credit facility. The remainder of such funds are available for Valhi's general corporate purposes.

     The terms of The Amalgamated Sugar Company LLC Company Agreement provide for annual "base level" of cash dividend distributions (sometimes referred to as distributable cash) by the LLC of $26.7 million, from which the Company is entitled to a 95% preferential share. Distributions from the LLC are dependent, in part, upon the operations of the LLC. The Company records dividend distributions from the LLC as income upon receipt, which occurs in the same month in which they are declared by the LLC. To the extent the LLC's distributable cash is below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributable cash in excess of the base level until such shortfall is recovered. Based on the LLC's current projections for 2005, Valhi currently expects that distributions received from the LLC in 2005 will approximate its debt service requirements under its $250 million loans from Snake River Sugar Company.

     Certain covenants contained in Snake River's third-party senior debt allow Snake River to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At December 31, 2004, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $38.3 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.0 million of scheduled payments in 2005), plus other cash resources at Snake River would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt, or if Snake River would refinance with a third party all or a portion of the amounts it owes to Valhi under such $80 million loan.

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

Summary of debt and other contractual commitments

     As more fully described in the notes to the Consolidated Financial Statements, the Company is a party to various debt, lease and other agreements which contractually and unconditionally commit the Company to pay certain amounts in the future. See Notes 10 and 18 to the Consolidated Financial Statements. The Company's obligations related to the long-term supply contract for the purchase of Ti02 feedstock is more fully described in Note 18 to the Consolidated Financial Statements and above in "Business - Chemicals - Kronos Worldwide, Inc., - manufacturing process, properties and raw materials." The following table summarizes such contractual commitments of the Company and its consolidated subsidiaries as of December 31, 2004 by the type and date of payment.

                                                                         Payment due date
                                                -----------------------------------------------------------------------
                                                                                              2010 and
         Contractual commitment                 2005        2006/2007       2008/2009           after          Total
         ----------------------                 ----        ---------       ---------          -------         -----
                                                                           (In millions)

Third-party indebtedness:
  Principal                                     $ 14.4             $ .3          $519.2          $250.0          $ 783.9
  Interest                                        68.5            136.4            91.7           399.5            696.1

Operating leases                                   5.7              7.4             4.8            21.6             39.5

Kronos' long-term supply
 contract for the purchase
 of TiO2 feedstock                               165.7            349.2            10.5              -             525.4

CompX raw material and
other purchase commitments                        12.6               -               -               -              12.6

Fixed asset acquisitions                          10.0               -               -               -              10.0

Income taxes                                      21.2               -               -               -              21.2
                                                 -----              ---             ---             ---            -----

                                                $298.1           $493.3          $626.2          $671.1         $2,088.7
                                                ======           ======          ======          ======         ========

     The timing and amount shown for the Company's commitments related to indebtedness (principal and interest), operating leases and fixed asset acquisitions are based upon the contractual payment amount and the contractual payment date for such commitments. With respect to indebtedness involving revolving credit facilities, the amount shown for indebtedness is based upon the actual amount outstanding at December 31, 2004, and the amount shown for interest for any outstanding variable-rate indebtedness is based upon the December 31, 2004 interest rate and assumes that such variable-rate indebtedness remains outstanding until the maturity of the facility. The amount shown for income taxes is the consolidated amount of income taxes payable at December 31, 2004, which is assumed to be paid during 2005. A significant portion of the amount shown for indebtedness relates to KII's Senior Secured Notes ($519.2 million at December 31, 2004). Such indebtedness is denominated in euro. See
Item 7A - "Quantative and Qualitative Disclosures About Market Risk" and Note 10 to the Consolidated Financial Statements.

     Kronos' contracts for the purchase of TiO2 feedstock contain fixed quantities that Kronos is required to purchase, although certain of these contracts allow for an upward or downward adjustment in the quantity purchased, generally no more than 10%, based on Kronos' feedstock requirements. The pricing under these agreements is generally based on a fixed price with price escalation clauses primarily based on consumer price indices, as defined in the respective contracts. The timing and amount shown for Kronos' commitments related to the long-term supply contracts for TiO2 feedstock is based upon Kronos' current estimate of the quantity of material that will be purchased in each time period shown, and the payment that would be due based upon such estimated purchased quantity and an estimate of the effect of the price escalation clause. The actual amount of material purchased, and the actual amount that would be payable by Kronos, may vary from such estimated amounts.

     The above table of contractual commitments does not include any amounts under Kronos' obligation under the Louisiana Pigment Company, L.P. joint venture, as the timing and amount of such purchases are unknown and dependent on, among other things, the amount of TiO2 produced by the joint venture in the future, and the joint venture's future cost of producing such TiO2. However, the table of contractual commitments does include amounts related to Kronos' share of the joint venture's ore requirements necessary to produce TiO2 for Kronos. See Notes 7 and 17 to the Consolidated Financial Statements and "Business - Chemicals - Kronos Worldwide, Inc. - TiO2 manufacturing joint venture."

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

     The above table does not reflect any amounts that the Company might pay to fund its defined benefit pension plans and OPEB plans, as the timing and amount of any such future fundings are unknown and dependent on, among other things, the future performance of defined benefit pension plan assets, interest rate assumptions and actual future retiree medical costs. Such defined benefit pension plans and OPEB plans are discussed above in greater detail. The above table also does not reflect any amounts that the Company might pay related to its asset retirement obligation, as the timing and amounts of such future fundings are unknown. See Notes 16 and 19 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. In the past, the Company has periodically entered into interest rate swaps or other types of contracts in order to manage a portion of its interest rate market risk. The Company has also periodically entered into currency forward contracts to either manage a nominal portion of foreign exchange rate market risk associated with receivables denominated in a currency other than the holder's functional currency or similar risk associated with future sales, or to hedge specific foreign currency commitments. Otherwise, the Company does not generally enter into forward or option contracts to manage such market risks, nor does the Company enter into any such contract or other type of derivative instrument for trading or speculative purposes. Other than the contracts discussed below, the Company was not a party to any forward or derivative option contract related to foreign exchange rates, interest rates or equity security prices at December 31, 2003 and 2004. See Notes 1 and 21 to the Consolidated Financial Statements for a discussion of the assumptions used to estimate the fair value of the financial instruments to which the Company is a party at December 31, 2003 and 2004.

     Interest rates. The Company is exposed to market risk from changes in interest rates, primarily related to indebtedness and certain interest-bearing notes receivable.

     At December 31, 2004, the Company's aggregate indebtedness was split between 98% of fixed-rate instruments and 2% of variable-rate borrowings (2003 - 95% of fixed-rate instruments and 5% of variable rate borrowings). The large percentage of fixed-rate debt instruments minimizes earnings volatility which would result from changes in interest rates. The following table presents principal amounts and weighted average interest rates for the Company's aggregate outstanding indebtedness at December 31, 2004. Information shown below for such foreign currency denominated indebtedness is presented in its U.S. dollar equivalent at December 31, 2004 using exchange rates of 1.36 U.S. dollars per euro.

                                                              Amount
                                                     -----------------------
                                                    Carrying            Fair           Interest          Maturity
                 Indebtedness*                        value            value             rate              date
                 ------------                       ---------        ---------         --------          ------
                                                           (In millions)

Fixed-rate indebtedness:
  Euro-denominated KII
   Senior Secured Notes                              $519.2          $549.1              8.9%               2009
  Valhi loans from Snake River                        250.0           250.0              9.4%               2027
  Other                                                  .6              .6              8.2%              various
                                                     ------          ------              ---
                                                      769.8           799.7              9.1%
                                                     ------          ------              ---

Variable-rate indebtedness -
  KII euro-denominated
   European revolver                                   13.6            13.6              3.9%               2005
                                                     ------          ------              ---

                                                     $783.4          $813.3              9.0%
                                                     ======          ======              ===

*  Denominated in U.S. dollars, except as otherwise indicated.

     At December 31, 2003, fixed rate indebtedness aggregated $606.3 million (fair value - $606.3 million) with a weighted-average interest rate of 9.1%;
variable rate indebtedness at such date aggregated $31.0 million, which approximates fair value, with a weighted-average interest rate of 3.1%. Such fixed rate indebtedness was denominated in the euro (59% of the total) or the U.S. dollars (41%). At December 31, 2003, all outstanding fixed-rate indebtedness was denominated in U.S. dollars or the euro, and the outstanding variable rate borrowings were denominated in U.S. dollars.

     The Company has an $80 million loan to Snake River Sugar Company at December 31, 2003 and 2004. Such loan bears interest at a fixed interest rate of 6.49% at such dates, the estimated fair value of such loan aggregated $111.5 million and $96.3 million at December 31, 2003 and 2004, respectively. The potential decrease in the fair value of such loan resulting from a hypothetical 100 basis point increase in market interest rates would be approximately $5.4 million at December 31, 2004 (2003 - $6.7 million).

     Foreign currency exchange rates. The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of manufacturing and selling its products worldwide. Earnings are primarily affected by fluctuations in the value of the U.S. dollar relative to the euro, the Canadian dollar, the Norwegian kroner and the British pound sterling.

     As described above, at December 31, 2004, Kronos had the equivalent of $532.8 million of outstanding euro-denominated indebtedness (2003- the equivalent of $356.1 million of euro-denominated indebtedness). The potential increase in the U.S. dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $52.4 million at December 31, 2004 (2003 - $35.6 million).

     Certain of CompX's sales generated by its Canadian operations are denominated in U.S. dollars. To manage a portion of the foreign exchange rate market risk associated with such receivables or similar exchange rate risk associated with future sales, at December 31, 2004 CompX had entered into a series of short-term forward exchange contracts maturing through March 2005 to exchange an aggregate of $7.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar (2003 - contracts to exchange an aggregate of $4.2 million for an equivalent amount of Canadian dollars maturing through February 2004). The estimated fair value of such forward exchange contracts at December 31, 2004 and 2004 is not material.

     At December 31, 2003, Kronos also had entered into a short-term currency forward contract maturing on January 2, 2004 to exchange an aggregate of euro 40 million into U.S. dollars at an exchange rate of U.S. $1.25 per euro. Such contract was entered into in conjunction with the January 2004 payment of an intercompany dividend from one of Kronos' European subsidiaries. At December 31, 2003, the actual exchange rate was U.S. $1.25 per euro. The estimated fair value of such foreign currency forward contract was not material at December 31, 2003. Kronos was not a party to such a contract at December 31, 2004.

     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2003 and 2004 was $183.0 million and $186.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $18.3 million at December 31, 2003 and $18.6 million at December 31, 2004.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to annually include a management report on internal control over financial reporting starting in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent registered public accounting firm is also required to annually audit the Company's internal control over financial reporting.

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. See Note 7 to the Consolidated Financial Statements and the index of financial statements and schedules on page F-1 of this Annual Report. However, our assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the "COSO" framework). Based on the Company's evaluation under that framework, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. See Scope of Management's Report on Internal Control Over Financial Reporting above.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited the Company's Consolidated Financial Statements included in this Annual Report, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as stated in their report which is included in this Annual Report on Form 10-K.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

         Not applicable.

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


          50%-or-less owned persons

          The consolidated financial statements of TIMET (41%-owned at December 31, 2004) are filed as Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X. Management's Report on Internal Control Over Financial Reporting of TIMET is not included as part of Exhibit
          99.1. The Registrant is not required to provide any other consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.


 (b) Reports on Form 8-K

          Reports on Form 8-K filed for the quarter ended December 31, 2004:

                 October 28, 2004 - Reported Items 7.01 and 9.01. November 8, 2004 - Reported Items 2.02, 7.01 and 9.01. November 18, 2004 -
                 Reported Items 1.01, 1.02 and 9.01. November 24, 2004 - Reported Items 1.01, 2.03 and 9.01. December 29, 2004 - Reported Items 2.05 and 2.06.


 (c)     Exhibits

          Included as exhibits are the items listed in the Exhibit Index. The Company has retained a signed original of any of these exhibits that contain signatures, and the Company will provide such exhibit to the Commission or its staff upon request. Valhi will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover the costs to Valhi of furnishing the exhibits. Valhi will also furnish, without charge, a copy of its Code of Business Conduct and Ethics, its Audit Committee Charter and its Corporate Governance Guidelines, each as adopted by the Company's board of directors, upon request. Such requests should be directed to the attention of Valhi's Corporate Secretary at Valhi's corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of consolidated total assets as of December 31, 2004 will be furnished to the Commission upon request.

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

   10.1 Intercorporate Services Agreement between the Registrant and Contran Corporation effective as of January 1, 2004 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

   10.2 Intercorporate Services Agreement between Contran Corporation and NL effective as of January 1, 2004 - incorporated by reference to Exhibit
          10.1 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended March 31, 2004.

Item No.                         Exhibit Item


   10.3 Intercorporate Services Agreement between Contran Corporation, Tremont LLC and TIMET effective as of January 1, 2004 - incorporated by reference to Exhibit 10.14 to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2003.

   10.4 Intercompany Services Agreement between Contran Corporation and CompX effective January 1, 2004 - incorporated by reference to Exhibit 10.2 to CompX's Annual Report on Form 10-K (File No. 1-13905) for the year ended December 31, 2003.

   10.5   Intercorporate  Services  Agreement  between  Contran  Corporation and
          Kronos Worldwide, Inc. effective January 1, 2004 - incorporated by reference to Exhibit No. 10.1 to Kronos' Quarterly Report on Form 10-Q (File No. 1-31763) for the quarter ended March 31, 2004.

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

 10.11* NL Industries, Inc. 1998 Long-Term Incentive Plan - incorporated by reference to Appendix A to NL's Proxy Statement on Schedule 14A (File No. 1-640) for the annual meeting of shareholders held on May 9, 1998.

 10.12* Kronos Worldwide, Inc. 2003 Long-Term Incentive Plan - incorporated by reference to Exhibit 10.4 to Kronos' Registration Statement on Form 10 (File No. 001-31763).

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

Item No.                         Exhibit Item



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

10.41 Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.2 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.42 Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.3 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.43 Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.4 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.44 Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. - incorporated by reference to Exhibit 10.22 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31 1995.

10.45 Master Technology and Exchange Agreement dated as of October 18, 1993 among Kronos, Inc., Kronos Louisiana, Inc., Kronos International, Inc., Tioxide Group Limited and Tioxide Group Services Limited - incorporated by reference to Exhibit 10.8 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

Item No.                         Exhibit Item



10.46 Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos, Inc. and Kronos Louisiana, Inc. - incorporated by reference to Exhibit 10.10 to NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993.

10.47 Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) - incorporated by reference to Exhibit 10.14 of NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985.

10.48 Contract on Supplies and Services among Bayer AG, Kronos Titan GmbH and Kronos International, Inc. dated June 30, 1995 (English translation from German language document) - incorporated by reference to Exhibit 10.1 of NL's Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1995.

10.49 Amendment dated August 11, 2003 to the Contract on Supplies and Services among Bayer AG, Kronos Titan-GmbH & Co. OHG and Kronos International (English translation of German language document) -
          incorporated by reference to Exhibit No. 10.32 to the Kronos Worldwide, Inc. Registration Statement on Form 10 (File No. 001-31763).

10.50 Form of Lease Agreement, dated November 12, 2004, between The Prudential Assurance Company Limited and TIMET UK Ltd. related to the premises known as TIMET Number 2 Plant, The Hub, Birmingham, England - incorporated by reference to Exhibit 10.1 to TIMET's Current Report on Form 8-K (File No. 1 -10126) filed with the SEC on November 17, 2004.

10.51** Richards Bay Slag Sales Agreement dated May 1, 1995 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit 10.17 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995.

10.52** Amendment to Richards Bay Slag Sales Agreement dated May 1, 1999, between Richards Bay Iron and Titanium (Proprietary) Limited and
          Kronos, Inc. - incorporated by reference to Exhibit 10.4 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1999.

10.53** Amendment to Richards Bay Slag Sales Agreement dated June 1, 2001 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit No. 10.5 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2001.

10.54** Amendment to Richards Bay Slag Sales Agreement dated December 20, 2002 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc.- incorporated by reference to Exhibit No. 10.7 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 2002.

10.55** Amendment to Richards Bay Slag Sales Agreement dated October 31, 2003 between Richards Bay Iron and Titanium (Proprietary) Limited and Kronos, Inc. - incorporated by reference to Exhibit No. 10.17 to
          Kronos' Annual Report on Form 10-K (File No. 1-31763) for the year ended December 31, 2003.

Item No.                         Exhibit Item


10.56 Agreement between Sachtleben Chemie GmbH and Kronos Titan GmbH effective as of December 30, 1988 - Incorporated by reference to Exhibit No. 10.1 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.57 Supplementary Agreement dated as of May 3, 1996 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No. 10.2 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.58 Second Supplementary Agreement dated as of January 8, 2002 to the Agreement effective as of December 30, 1986 between Sachtleben Chemie GmbH and Kronos Titan GmbH - incorporated by reference to Exhibit No.
          10.3 to Kronos International Inc.'s Quarterly Report on Form 10-Q (File No. 333-100047) for the quarter ended September 30, 2002.

10.59 Purchase and Sale Agreement (for titanium products) between The Boeing Company, acting through its division, Boeing Commercial Airplanes, and Titanium Metals Corporation (as amended and restated effective April 19, 2001) - incorporated by reference to Exhibit No. 10.2 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

10.60 Purchase and Sale Agreement between Rolls Royce plc and Titanium Metals Corporation dated December 22, 1998 - incorporated by reference to Exhibit No. 10.3 to Titanium Metals Corporation's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2002.

10.61** First Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.62** Second Amendment to Purchase and Sale Agreement between Rolls-Royce plc and TIMET - incorporated by reference to Exhibit No. 10.2 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.63** Termination Agreement by and between Wyman-Gordon Company and Titanium Metals Corporation effective as of September 28, 2003 - incorporated by reference to Exhibit No. 10.3 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended June 30, 2004.

10.64 Insurance Sharing Agreement, effective January 1, 1990, by and between NL, Tall Pines Insurance Company, Ltd. and Baroid Corporation - incorporated by reference to Exhibit 10.20 to NL's Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1991.

10.65 Indemnification Agreement between Baroid, Tremont and NL Insurance, Ltd. dated September 26, 1990 - incorporated by reference to Exhibit
          10.35 to Baroid's Registration Statement on Form 10 (No. 1-10624) filed with the Commission on August 31, 1990.

         Item No.                         Exhibit Item


10.66 Administrative Settlement for Interim Remedial Measures, Site Investigation and Feasibility Study dated July 7, 2000 between the Arkansas Department of Environmental Quality, Halliburton Energy Services, Inc., M I, LLC and TRE Management Company - incorporated by reference to Exhibit 10.1 to Tremont Corporation's Quarterly Report on Form 10-Q (File No. 1-10126) for the quarter ended June 30, 2002.

10.67 Settlement Agreement and Release of Claims dated April 19, 2001 between Titanium Metals Corporation and the Boeing Company - incorporated by reference to Exhibit 10.1 to TIMET's Quarterly Report on Form 10-Q (File No. 0-28538) for the quarter ended March 31, 2001.

21.1      Subsidiaries of the Registrant.

23.1      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Valhi's
          consolidated financial statements

23.2      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  TIMET's
          consolidated financial statements

31.1      Certification

31.2      Certification

32.1      Certification

99.1 Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2004.


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

                                    VALHI, INC.
                                    (Registrant)


                                    By: /s/ Steven L. Watson
                                        ----------------------------------
                                        Steven L. Watson, March 30, 2005
                                        (President and Chief Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Harold C. Simmons                        /s/ Steven L. Watson
---------------------------------------     ------------------------------------
Harold C. Simmons, March 30, 2005           Steven L. Watson, March 30, 2005
(Chairman of the Board)                     (President, Chief Executive Officer
                                            and Director)



/s/ Thomas E. Barry                           /s/ Glenn R. Simmons
---------------------------------------     ------------------------------------
Thomas E. Barry, March 30, 2005             Glenn R. Simmons, March 30, 2005
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                        /s/ Bobby D. O'Brien
--------------------------------------      ------------------------------------
Norman S. Edelcup, March 30, 2005           Bobby D. O'Brien, March 30, 2005
(Director)                                  (Vice President and Chief
                                            Financial Officer, Principal
                                            Financial Officer)


/s/ W. Hayden McIlroy                       /s/ Gregory M. Swalwell
--------------------------------------      ------------------------------------
W. Hayden McIlroy, March 30, 2005           Gregory M. Swalwell, March 30, 2005
(Director)                                  (Vice President and Controller,
                                            Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. March 30, 2005
(Director)

                           Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules


Financial Statements                                                 Page

  Report of Independent Registered Public Accounting Firm            F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004           F-4

  Consolidated Statements of Income -
   Years ended December 31, 2002, 2003 and 2004                      F-6

  Consolidated Statements of Comprehensive Income -
   Years ended December 31, 2002, 2003 and 2004                      F-8

  Consolidated Statements of Stockholders' Equity -
   Years ended December 31, 2002, 2003 and 2004                      F-9

  Consolidated Statements of Cash Flows -
   Years ended December 31, 2002, 2003 and 2004                      F-10

  Notes to Consolidated Financial Statements                         F-13


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant         S-2

  Schedule II - Valuation and Qualifying Accounts                    S-11


  Schedules III and IV are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Valhi, Inc.:

     We have completed an integrated audit of Valhi, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2002 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valhi, Inc and its subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143 on January 1, 2003.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.





                                                   PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2005

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                      (In thousands, except per share data)


               ASSETS
                                                                                     2003               2004
                                                                                     ----               ----

 Current assets:
   Cash and cash equivalents                                                        $  103,394          $  267,829
   Restricted cash equivalents                                                          19,348               9,609
   Marketable securities                                                                 6,147               9,446
   Accounts and other receivables                                                      184,633             217,931
   Refundable income taxes                                                              37,712               3,330
   Receivable from affiliates                                                              317               5,484
   Inventories                                                                         293,113             263,414
   Prepaid expenses                                                                     11,747              12,342
   Deferred income taxes                                                                14,435               9,705
                                                                                    ----------          ----------

       Total current assets                                                            670,846             799,090
                                                                                    ----------          ----------

 Other assets:
   Marketable securities                                                               176,941             176,770
   Investment in affiliates                                                            161,818             178,815
   Receivable from affiliate                                                            14,000              10,000
   Loans and other receivables                                                         116,566             119,452
   Unrecognized net pension obligations                                                 13,747              13,518
   Goodwill                                                                            377,591             354,051
   Other intangible assets                                                               3,805               3,189
   Deferred income taxes                                                                 7,033             239,521
   Other assets                                                                         39,621              52,326
                                                                                    ----------          ----------

       Total other assets                                                              911,122           1,147,642
                                                                                    ----------          ----------

 Property and equipment:
   Land                                                                                 35,557              38,493
   Buildings                                                                           217,744             234,152
   Equipment                                                                           805,081             894,023
   Mining properties                                                                    14,848              20,277
   Construction in progress                                                             10,625              21,557
                                                                                    ----------          ----------
                                                                                     1,083,855           1,208,502
   Less accumulated depreciation                                                       446,369             555,707
                                                                                    ----------          ----------

       Net property and equipment                                                      637,486             652,795
                                                                                    ----------          ----------

                                                                                    $2,219,454          $2,599,527
                                                                                    ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2004

                      (In thousands, except per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2003               2004
                                                                                     ----               ----

 Current liabilities:
   Current maturities of long-term debt                                            $    5,392          $   14,412
   Accounts payable                                                                   118,781             109,158
   Accrued liabilities                                                                130,091             131,119
   Payable to affiliates                                                               21,454              11,607
   Income taxes                                                                        13,105              21,196
   Deferred income taxes                                                                3,941              24,170
                                                                                   ----------          ----------

       Total current liabilities                                                      292,764             311,662
                                                                                   ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                     632,533             769,525
   Accrued pension costs                                                               90,517              77,360
   Accrued OPEB costs                                                                  37,410              34,988
   Accrued environmental costs                                                         61,725              55,450
   Deferred income taxes                                                              301,648             161,758
   Other                                                                               43,334              41,061
                                                                                   ----------          ----------

       Total noncurrent liabilities                                                 1,167,167           1,140,142
                                                                                   ----------          ----------

 Minority interest                                                                     99,789             158,240
                                                                                   ----------          ----------

 Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued                                                             -                       -
   Common stock, $.01 par value; 150,000 shares
    authorized; 134,027 and 124,195 shares issued                                       1,340               1,242
   Additional paid-in capital                                                          99,048              85,213
   Retained earnings                                                                  639,463             864,821
   Accumulated other comprehensive income:
     Marketable securities                                                             85,124              88,367
     Currency translation                                                              (3,573)             45,561
     Pension liabilities                                                              (59,154)            (57,779)
   Treasury stock, at cost - 13,841 and 3,984 shares                                 (102,514)            (37,942)
                                                                                   ----------          ----------

       Total stockholders' equity                                                     659,734             989,483
                                                                                   ----------          ----------

                                                                                   $2,219,454          $2,599,527
                                                                                   ==========          ==========


Commitments and contingencies (Notes 5, 8, 10, 15, 17 and 18)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)


                                                                    2002                2003              2004
                                                                    ----                ----              ----

 Revenues and other income:
   Net sales                                                        $1,050,287         $1,186,185         $1,320,128
   Other, net                                                           60,896             41,427             44,244
                                                                    ----------         ----------         ----------

                                                                     1,111,183          1,227,612          1,364,372
                                                                    ----------         ----------         ----------

 Cost and expenses:
   Cost of sales                                                       831,846            905,658          1,036,950
   Selling, general and administrative                                 187,593            220,753            208,101
   Interest                                                             60,155             58,524             62,901
                                                                    ----------         ----------         ----------

                                                                     1,079,594          1,184,935          1,307,952
                                                                    ----------         ----------         ----------

                                                                        31,589             42,677             56,420
 Equity in earnings of:
   Titanium Metals Corporation ("TIMET")                               (32,873)             1,910             19,503
   Other                                                                   566                771              2,175
                                                                    ----------         ----------         ----------

     Income (loss) before taxes                                           (718)            45,358             78,098

 Income tax benefit                                                      5,904              8,496            288,055

 Minority interest in after-tax earnings                                 3,743             12,080             57,493
                                                                    ----------         ----------         ----------

     Income from continuing operations                                   1,443             41,774            308,660

 Discontinued operations                                                  (206)            (2,874)             3,732

 Cumulative effect of change in accounting
  Principle                                                               -                   586               -
                                                                    ----------         ----------         -------

     Net income                                                     $    1,237         $   39,486         $  312,392
                                                                    ==========         ==========         ==========


 Pro forma income from continuing
  operations*                                                       $    1,495         $   41,774         $  308,660
                                                                    ==========         ==========         ==========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)


                                                                    2002                2003              2004
                                                                    ----                ----              ----

 Basic earnings per share:
   Income from continuing operations                            $    .01            $    .35           $   2.57
   Discontinued operations                                          -                   (.03)               .03
   Cumulative effect of change in
    accounting principle                                            -                    .01               -
                                                                --------            --------           -----

     Net income                                                 $    .01            $    .33           $   2.60
                                                                ========            ========           ========

 Diluted earnings per share:
   Income from continuing operations                            $    .01            $    .35           $   2.56
   Discontinued operations                                          -                   (.03)               .03
   Cumulative effect of change in
    accounting principle                                            -                    .01               -
                                                                --------            --------           -----

     Net income                                                 $    .01            $    .33           $   2.59
                                                                ========            ========           ========

 Pro forma income from continuing operations per share:*
   Basic                                                        $    .01            $    .35           $   2.57
   Diluted                                                           .01            $    .35           $   2.56

 Cash dividends per share                                       $    .24            $    .24           $    .24


 Shares used in the calculation of per share amounts:
   Basic earnings per share                                      115,419             119,696            120,197
   Diluted impact of stock options                                   416                 213                243
                                                                --------            --------           --------

   Diluted earnings per share                                    115,835             119,909            120,440
                                                                ========            ========           ========














*Assumes SFAS No. 143 had been adopted as of January 1, 2002.  See Note 19.

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                              2002           2003            2004
                                                                              ----           ----            ----

 Net income                                                                    $  1,237       $ 39,486       $312,392
                                                                               --------       --------       --------

 Other comprehensive income (loss), net of tax: Marketable securities adjustment:
     Unrealized net gains arising during
      the year                                                                    1,779            860          3,243
     Reclassification for realized net gains
      included in net income                                                     (4,169)          -              -
                                                                               --------       --------       -----
                                                                                 (2,390)           860          3,243

   Currency translation adjustment                                               43,814         32,017         49,134

   Pension liabilities adjustment                                               (25,040)       (22,193)         1,375
                                                                               --------       --------       --------

     Total other comprehensive income, net                                       16,384         10,684         53,752
                                                                               --------       --------       --------

       Comprehensive income                                                    $ 17,621       $ 50,170       $366,144
                                                                               ========       ========       ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                          Additional                       Accumulated other comprehensive income
                                                                                           --------------------------------------
                                              Common        paid-in        Retained      Marketable      Currency      Pension
                                              stock        capital         earnings      securities    Translation   liabilities
                                            - -------  -   ---------       --------      ----------    -----------   -----------

 Balance at December 31, 2001                  $1,258        $44,982         $656,408      $86,654       $(79,404)   $(11,921)

 Net income                                       -             -               1,237         -              -            -
 Cash dividends                                   -             -             (27,872)        -              -            -
 Other comprehensive income
  (loss), net                                     -             -                -          (2,390)        43,814     (25,040)
 Other, net                                         4          2,675             -            -              -           -
                                               ------       --------         --------     --------       --------    --------

 Balance at December 31, 2002                   1,262         47,657          629,773       84,264        (35,590)    (36,961)

 Net income                                         -              -           39,486            -              -           -
 Cash dividends                                     -              -          (29,796)           -              -           -
 Other comprehensive income
  (loss), net                                       -              -                -          860         32,017     (22,193)
 Merger transactions - Valhi shares issued to acquire Tremont shares attributable to:
   Tremont minority interest                       48         50,926             -            -              -           -
   NL's holdings on Tremont                        30         19,219             -            -              -           -
 Adjust treasury stock for Valhi
  shares held by NL                               -             -                -            -              -           -
 Income taxes related to
  Kronos distribution                               -        (19,019)               -            -              -           -
 Other, net                                       -              265             -            -              -           -
                                               ------       --------         --------     --------       --------    --------

 Balance at December 31, 2003                   1,340         99,048          639,463       85,124         (3,573)    (59,154)

 Net income                                       -             -             312,392         -              -           -
 Cash dividends                                   -             -             (29,804)        -              -           -
 Other comprehensive income, net                  -             -                -           3,243         49,134       1,375
 Income tax related to Kronos
  distribution                                      -         (6,816)                            -              -           -
 Retirement of treasury stock                     (99)        (7,243)         (57,230)           -           -              -
 Other, net                                         1            224             -            -              -           -
                                               ------       --------         --------     --------       --------    --------

 Balance at December 31, 2004                  $1,242       $ 85,213         $864,821     $ 88,367       $ 45,561    $(57,779)
                                               ======       ========         ========     ========       ========    ========

                          VALHI, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                 Total
                                               Treasury      stockholders'
                                                 stock           equity
                                               ---------   -   --------

 Balance at December 31, 2001                   $(75,649)         $622,328

 Net income                                         -                1,237
 Cash dividends                                     -              (27,872)
 Other comprehensive income
  (loss), net                                       -               16,384
 Other, net                                         -                2,679
                                                --------          --------

 Balance at December 31, 2002                    (75,649)          614,756

 Net income                                            -            39,486
 Cash dividends                                        -           (29,796)
 Other comprehensive income
  (loss), net                                          -            10,684
 Merger transactions - Valhi shares
  issued to acquire Tremont shares
  attributable to:
   Tremont minority interest                        -               50,974
   NL's holdings on Tremont                      (19,249)             -
 Adjust treasury stock for Valhi
  shares held by NL                               (7,616)           (7,616)
 Income taxes related to
  Kronos distribution                                  -           (19,019)
 Other, net                                         -                  265
                                                --------          --------

 Balance at December 31, 2003                   (102,514)          659,734

 Net income                                         -              312,392
 Cash dividends                                     -              (29,804)
 Other comprehensive income, net                    -               53,752
 Income tax related to Kronos
  distribution                                         -            (6,816)
 Retirement of treasury stock                     64,572                 -
 Other, net                                         -                  225
                                                --------          --------

 Balance at December 31, 2004                  $ (37,942)         $989,483
                                               =========          ========

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                           2002           2003            2004
                                                                           ----           ----            ----

 Cash flows from operating activities:
   Net income                                                              $  1,237       $ 39,486       $ 312,392
   Depreciation and amortization                                             61,776         72,969          78,352
   Goodwill impairment                                                            -              -           6,500
   Securities transactions gains, net                                        (6,413)          (487)         (2,113)
   Proceeds from disposal of marketable
    securities (trading)                                                     18,136             50               -
   Loss (gain) on disposal of property and
    equipment                                                                   261         (9,845)            855
   Noncash:
     Interest expense                                                         3,911          2,366           2,543
     Defined benefit pension expense                                         (2,324)        (5,478)         (2,977)
     Other postretirement benefit expense                                    (4,692)        (4,078)         (2,839)
   Deferred income taxes:
     Continuing operations                                                   (9,430)        32,139        (296,716)
     Discontinued operations                                                   (222)        (2,590)         (3,508)
   Minority interest:
     Continuing operations                                                    3,743         12,080          57,493
     Discontinued operations                                                   (101)        (1,414)         (4,124)
   Equity in:
     TIMET                                                                   32,873         (1,910)        (19,503)
     Other                                                                     (566)          (771)         (2,175)
   Cumulative effect of change in accounting
    principle                                                                     -           (586)              -
   Distributions from:
     Manufacturing joint venture                                              7,950            875           8,600
     Other                                                                      361          1,205             494
   Other, net                                                                (2,228)        (1,195)          4,391
   Change in assets and liabilities:
     Accounts and other receivables                                           2,395          3,795         (25,148)
     Inventories                                                             45,301        (20,938)         46,937
     Accounts payable and accrued liabilities                               (35,615)        (8,948)        (10,116)
     Income taxes                                                              (475)       (26,646)         30,759
     Accounts with affiliates                                                (4,199)         2,293         (19,892)
     Other noncurrent assets                                                  4,149         (1,812)           (812)
     Other noncurrent liabilities                                            (5,187)        21,115         (17,764)
     Other, net                                                              (3,818)         6,871             500
                                                                           --------       --------       ---------

       Net cash provided by operating activities                            106,829        108,546         142,129
                                                                           --------       --------       ---------

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                          2002            2003            2004
                                                                          ----            ----            ----

 Cash flows from investing activities:
   Capital expenditures                                                  $ (45,995)       $ (44,659)      $ (48,521)
   Purchases of:
     Kronos common stock                                                      -              (6,428)        (17,057)
     TIMET common stock                                                       (534)            (976)              -
     TIMET debt securities                                                       -             (238)              -
     NL common stock                                                       (21,254)            -                  -
     Other subsidiary                                                            -                -            (575)
     Business unit                                                          (9,149)            -                  -
   Capitalized permit costs                                                      -             (672)         (6,274)
   Proceeds from disposal of:
     Property and equipment                                                  2,957           13,472           2,964
     Kronos common stock                                                         -                -           2,745
   Change in restricted cash equivalents, net                                2,539             (248)         10,068
   Loans to affiliates
     Loans                                                                       -             -            (12,929)
     Collections                                                             2,000            4,000          12,000
   Other, net                                                                2,294            1,984            (508)
                                                                         ---------        ---------       ---------

     Net cash used by investing activities                                 (67,142)         (33,765)        (58,087)
                                                                         ---------        ---------       ---------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            364,068           27,106         297,439
     Principal payments                                                   (390,761)         (59,782)       (186,274)
     Deferred financing costs paid                                         (10,706)            (426)         (2,017)
   Loans from affiliates:
     Loans                                                                  13,421           16,354          26,117
     Repayments                                                            (26,825)         (20,193)        (33,449)
   Valhi dividends paid                                                    (27,872)         (29,796)        (29,804)
   Distributions to minority interest                                      (27,846)          (6,509)         (3,577)
   NL common stock issued                                                      454            1,738           9,201
   Other, net                                                                2,800              264             802
                                                                         ---------        ---------       ---------

     Net cash provided (used) by financing
      activities                                                          (103,267)         (71,244)         78,438
                                                                         ---------        ---------       ---------


 Net increase (decrease)                                                 $ (63,580)        $  3,537       $ 162,480
                                                                         =========         ========       =========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                     2002             2003              2004
                                                                     ----             ----              ----

 Cash and cash equivalents - net change from:
   Operating, investing and financing
    activities                                                       $(63,580)         $  3,537         $162,480
   Currency translation                                                 3,650             5,178            1,955
   Business unit acquired                                                 196              -                -
                                                                     --------          --------         -----
                                                                      (59,734)            8,715          164,435

   Balance at beginning of year                                       154,413            94,679          103,394
                                                                     --------          --------         --------

   Balance at end of year                                            $ 94,679          $103,394         $267,829
                                                                     ========          ========         ========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                              $ 61,016          $ 53,990         $ 59,446
   Income taxes, net                                                   14,734            (4,237)         (20,583)

   Business unit acquired - net assets consolidated:
     Cash and cash equivalents                                       $    196          $   -            $   -
     Restricted cash equivalents                                        2,685                 -             -
     Goodwill and other intangible assets                               9,007                 -             -
     Other non-cash assets                                              1,259                 -             -
     Liabilities                                                       (3,998)             -                -
                                                                     --------          --------         -----

     Cash paid                                                       $  9,149          $   -            $   -
                                                                     ========          ========         =====

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -       Summary of significant accounting policies:

     Organization and basis of presentation. Valhi, Inc. (NYSE: VHI) is a subsidiary of Contran Corporation. At December 31, 2004, Contran held, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons may be deemed to control such companies. Certain prior year amounts have been reclassified to conform to the current year presentation, including presenting the results of operations of CompX International Inc.'s operations in The Netherlands as discontinued operations. See Note 22.

     Management's estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from previously-estimated amounts under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include the accounts of Valhi and its majority-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

     Increases in the Company's ownership interest of its consolidated subsidiaries, either through the Company's purchase of additional shares of the subsidiary's common stock or the subsidiary's purchase of its own shares of common stock, are accounted for by the purchase method (step acquisition). Unless otherwise noted, such purchase accounting generally results in an adjustment to the carrying amount of goodwill. The effect of decreases in the Company's ownership interest of its consolidated subsidiaries through the Company's or the subsidiary's sale of the subsidiary's common stock to third parties are reflected in net income, with a gain or loss recognized equal to the difference between the proceeds from such sale and the carrying value of the shares sold. The effect of other decreases in the Company's ownership interest of its consolidated subsidiaries, which usually result from the exercise of options granted by such subsidiaries to purchase their shares of common stock to employees, is generally not material.

     Translation of foreign currencies. Assets and liabilities of subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in stockholders' equity as part of accumulated other comprehensive income, net of related deferred income taxes and minority interest. Currency transaction gains and losses are recognized in income currently.

     Derivatives and hedging activities. Derivatives are recognized as either assets or liabilities and measured at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting for changes in fair value of derivatives depends upon the intended use of the derivative, and such changes are recognized either in net income or other comprehensive income. As permitted by the transition requirements of SFAS No. 133, the Company has exempted from the scope of SFAS No. 133 all host contracts containing embedded derivatives which were issued or acquired prior to January 1, 1999.

     Cash and cash equivalents. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

     Restricted cash equivalents and marketable debt securities. Restricted cash equivalents and marketable debt securities, primarily invested in U.S. government and money market funds that invest primarily in U.S. government securities, includes $19 million at December 31, 2004 held by special purpose trusts (2003 - $24 million) formed by NL Industries, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. Such restricted amounts are generally classified as either a current or noncurrent asset depending on the classification of the liability to which the restricted amount relates. Additionally, the restricted debt securities are generally classified as either a current or noncurrent asset depending upon the maturity date of each such debt security. See Notes 5, 8 and 12.

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

     Investment in affiliates and joint ventures. Investments in more than 20%-owned but less than majority-owned companies are accounted for by the equity method. See Note 7. Differences between the cost of each investment and the Company's pro rata share of the entity's separately-reported net assets, if any, are allocated among the assets and liabilities of the entity based upon estimated relative fair values. Such differences approximate a $41 million credit at December 31, 2004, related principally to the Company's investment in TIMET and are charged or credited to income as the entities depreciate, amortize or dispose of the related net assets.

     Goodwill and other intangible assets; amortization expense. Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method. Goodwill is not subject to periodic amortization. Other intangible assets are amortized by the straight-line method over their estimated lives. Other intangible assets are stated net of accumulated amortization, and goodwill and other intangible assets are assessed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Notes 9 and 19.

     Capitalized operating permits. Direct costs related to the acquisition or renewal of operating permits related to the Company's waste management operations are capitalized and are amortized by the straight-line method over the term of the applicable permit. Amortization of capitalized operating permit costs was $357,000 in each of 2002 and 2003 and $623,000 in 2004. At December 31, 2004, net operating permit costs include (i) $1.1 million related to costs to renew certain permits for which the renewal application is pending with the applicable regulatory agency and (ii) $5.8 million related to costs to apply for certain new permits which have not yet been issued by the applicable regulatory authority. Renewal of the permits for which the application is still pending is currently expected to occur in the ordinary course of business, and costs related to such renewals are being amortized from the date the prior permit expired. Costs related to the new permits which have not yet been issued will either be (i) amortized from the date the permit is issued or (ii) written off to expense at the earlier of (a) the date the applicable regulatory authority rejects the permit application or (b) the date the Company determines that issuance of the permit to the Company is not probable of occurring. All operating permits are generally subject to renewal at the option of the issuing governmental agency.

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

     Expenditures for maintenance, repairs and minor renewals are expensed; expenditures for major improvements are capitalized. The Company performs certain planned major maintenance activities during the year, primarily with respect to the chemicals segment. Repair and maintenance costs estimated to be incurred in connection with such planned major maintenance activities are accrued in advance and are included in cost of goods sold. At December 31, 2004, accrued repair and maintenance costs, included in other current liabilities and consisting primarily of materials and supplies, were $5.4 million (2003 - $6.3 million).

     Interest costs related to major long-term capital projects and renewals are capitalized as a component of construction costs. Interest costs capitalized related to the Company's consolidated business segments were not significant in 2002, 2003 or 2004.

     When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed to determine if an impairment exists. Such events or changes in circumstances include, among other things, (i) significant current and prior periods or current and projected periods with operating losses, (ii) a significant decrease in the market value of an asset or (iii) a significant change in the extent or manner in which an asset is used. All relevant factors are considered. The test for impairment is performed by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset to the asset's net carrying value to determine if a write-down to market value or discounted cash flow value is required. Effective January 1, 2002, the Company commenced assessing impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which among other things provided certain implementation guidance in relation to prior GAAP. See Note 19.

     Long-term debt. Long-term debt is stated net of any unamortized original issue premium or discount. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness, all included in interest expense, is computed by the interest method over the term of the applicable issue.

     Employee benefit plans. Accounting and funding policies for retirement plans are described in Note 16.

     Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group"), and Valhi and certain of its qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. Contran's policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis. Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. The Company made net cash payments to Contran for income taxes of nil in 2002, $1.5 million in 2003 and nil in 2004.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. Earnings of foreign subsidiaries deemed permanently reinvested aggregated $662 million at December 31, 2004 (2003
- $654 million). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     NL and Kronos are members of the Contran Tax Group. CompX, previously a separate U.S. federal income taxpayer, became a member of the Contran Tax Group for federal income tax purposes in October 2004 with the formation of CompX Group, Inc. See Note 3. Most members of the Contran Tax Group also file consolidated unitary state income tax returns in qualifying U.S. jurisdictions. NL, Kronos and CompX are each a party to a tax sharing agreement with Valhi and Contran pursuant to which they generally compute their provision for income taxes on a separate-company basis, and make payments to or receive payments from Valhi in amounts that it would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had they not been a member of the Contran Tax Group. Tremont and Waste Control Specialists are also members of the Contran Tax Group. The Amalgamated Sugar Company LLC is treated as a partnership for income tax purposes.

     Environmental remediation costs. The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized.

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

     Selling, general and administrative expenses; shipping and handling costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and includes costs for salaries and benefits, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of the Company's chemicals segment were approximately $51 million in 2002, $63 million in 2003 and $70 million in 2004. Shipping and handling costs of the Company's component products and waste management segments are not material. Advertising costs related to continuing operations, expensed as incurred, were approximately $2 million in each of 2002, 2003 and 2004. Research and development costs related to continuing operations, expensed as incurred, were approximately $7 million in each of 2002 and 2003 and $8 million in 2004.

     Earnings per share. Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. The weighted average number of outstanding stock options excluded from the calculation of diluted earnings per share because their impact would have been antidilutive aggregated approximately 184,000 in 2002, 410,000 in 2003 and 62,000 in 2004.

     Stock options. The Company currently accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 20. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. During 2002, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for its remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Compensation cost related to stock options recognized by the Company in accordance with APBO No. 25 was approximately $3.3 million in 2002, $1.9 million in 2003 and $3.4 million in 2004.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in 2002, 2003 and 2004 if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                 Years ended December 31,
                                                                           2002            2003            2004
                                                                           ----            ----            ----
                                                                                   (In millions, except
                                                                                    Per share amounts)

Net income as reported                                                      $ 1.2          $39.5         $312.4

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                               1.7             .9            1.7
  Stock-based employee compensation expense
   determined under SFAS No. 123                                             (2.6)          (1.4)           (.7)
                                                                            -----          -----         ------

Pro forma net income                                                        $  .3          $39.0         $313.4
                                                                            =====          =====         ======

Basic earnings per share:
  As reported                                                               $ .01          $ .33         $ 2.60
  Pro forma                                                                   -              .33           2.61

Diluted earnings per share:
  As reported                                                               $ .01          $ .33         $ 2.59
  Pro forma                                                                   -              .33           2.60

Note 2 -       Business and geographic segments:

                                                               % owned at
 Business segment                 Entity                    December 31, 2004

  Chemicals             Kronos Worldwide, Inc.                      94%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       41%

     The Company's ownership of Kronos includes 46% held directly by Valhi, 37% held directly by NL Industries, Inc., a majority-owned subsidiary of Valhi, and 11% owned by Tremont LLC, a wholly-owned subsidiary of Valhi. Valhi owns 62% of NL directly, and Tremont owns an additional 21% of NL. Tremont distributed its shares of Kronos and NL to Valhi in January 2005.

     The Company's ownership of CompX is held directly by CompX Group, Inc, a majority-owned subsidiary of NL. NL owns 82.4% of CompX Group, and TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above represents NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX. See Note 3.

     The company's ownership of TIMET includes 40% owned directly by Tremont and 1% owned directly by Valhi. In addition, the Combined Master Retirement Trust ("CMRT"), a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 12% of TIMET's outstanding common stock at December 31, 2004. See
Note 16.

     TIMET owns an additional 2% of CompX, .5% of NL and less than .1% of Kronos, and TIMET accounts for such CompX, NL and Kronos shares, as well as its shares of CompX Group, as available-for-sale marketable securities carried at fair value (with the fair value of TIMET's shares of CompX Group determined based on the fair value of the underlying CompX shares held by CompX Group). Because the Company does not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos owned by TIMET are not considered as part of the Company's consolidated investment in such companies.

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

     CompX produces and sells component products (ergonomic computer support systems, precision ball bearing slides and security products) for office furniture, computer related applications and a variety of other applications. CompX has production facilities in North America and Asia.

     Waste Control Specialists operates a facility in West Texas for the processing, treatment and storage of hazardous, toxic and low-level and mixed radioactive wastes, and for the disposal of hazardous and toxic and certain types of low-level and mixed radioactive wastes. Waste Control Specialists is seeking additional regulatory authorizations to expand its treatment and disposal capabilities for low-level and mixed radioactive wastes at its facility in West Texas.

     TIMET is a vertically integrated producer of titanium sponge, melted products (ingot and slab) and a variety of titanium mill products for aerospace, industrial and other applications with production facilities located in the U.S. and Europe.

     The Company evaluates segment performance based on segment operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income) which are not attributable to the operations of the reportable operating segments. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment operating income includes the effect of amortization of any intangible assets attributable to the segment. Chemicals operating income, as presented below, differs from amounts separately reported by Kronos due to amortization of purchase accounting basis adjustments recorded by the Company. Similarly, the Company's equity in earnings of TIMET differs from the Company's pro-rata share of TIMET's separately-reported results. Component products operating income, as presented below, may differ from amounts separately reported by CompX because the Company defines operating income differently than CompX.

     Interest income included in the calculation of segment operating income is not material in 2002, 2003 or 2004. Capital expenditures include additions to property and equipment but exclude amounts paid for business units acquired in business combinations accounted for by the purchase method. See Note 3. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense. There are no intersegment sales or any other significant intersegment transactions.

     Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. The Company's investment in the TiO2 manufacturing joint venture (see Note 7) is included in the chemicals business segment assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash equivalents, marketable securities and loans to third parties. At December 31, 2004, approximately 23% of corporate assets were held by NL (2003 - 16%), with substantially all of the remainder held by Valhi.

     For  geographic  information,  net  sales  are  attributed  to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); property and equipment are attributed to their physical location. At December 31, 2004, the net assets of non-U.S. subsidiaries included in consolidated net assets approximated $653 million (2003 - $570 million).




                                                                              Years ended December 31,
                                                                    ------------------------------------------
                                                                       2002             2003             2004
                                                                       ----             ----             ----
                                                                                    (In millions)
 Net sales:
   Chemicals                                                        $  875.2         $1,008.2         $1,128.6
   Component products                                                  166.7            173.9            182.6
   Waste management                                                      8.4              4.1              8.9
                                                                    --------         --------         --------

     Total net sales                                                $1,050.3          1,186.2          1,320.1
                                                                    ========         ========         ========

 Operating income:
   Chemicals                                                        $   84.4         $  122.3         $  103.5
   Component products                                                    4.4              9.1             16.2
   Waste management                                                     (7.0)           (11.5)           (10.2)
                                                                    --------         --------         --------

     Total operating income                                             81.8            119.9            109.5

 General corporate items:
   Interest and dividend income                                         35.7             33.7             34.6
   Securities transaction gains, net                                     6.4               .5              2.1
   Gain on disposal of fixed assets                                      1.6             10.3               .6
   Legal settlement gains, net                                           5.2               .8               .5
   Foreign currency transaction gain                                     6.3            -                -
   General expenses, net                                               (45.2)           (64.0)           (28.0)
 Interest expense                                                      (60.2)           (58.5)           (62.9)
                                                                    --------         --------         --------
                                                                        31.6             42.7             56.4

 Equity in:
   TIMET                                                               (32.9)             1.9             19.5
   Other                                                                  .6               .8              2.2
                                                                    --------         --------         --------

     Income (loss) before income taxes                              $    (.7)        $   45.4         $   78.1
                                                                    ========         ========         ========

 Net sales - point of origin:
   United States                                                    $  387.0         $  409.0         $  558.1
   Germany                                                             404.3            510.1            576.1
   Belgium                                                             123.8            150.7            186.4
   Norway                                                              111.8            131.5            144.5
   Other Europe                                                         89.6            110.4            124.8
   Canada                                                              229.2            249.6            244.4
   Taiwan                                                               14.7             13.4             15.8
   Eliminations                                                       (310.1)          (388.5)          (530.0)
                                                                    --------         --------         --------

                                                                    $1,050.3         $1,186.2         $1,320.1
                                                                    ========         ========         ========

 Net sales - point of destination:
   United States                                                    $  406.5         $  427.7         $  462.9
   Europe                                                              463.3            574.5            671.8
   Canada                                                               82.8             85.5             80.8
   Asia and other                                                       97.7             98.5            104.6
                                                                    --------         --------         --------

                                                                    $1,050.3         $1,186.2         $1,320.1
                                                                    ========         ========         ========

                                                                              Years ended December 31,
                                                                     -----------------------------------------
                                                                      2002             2003              2004
                                                                      ----             ----              ----
                                                                                   (In millions)
 Depreciation and amortization:
   Chemicals                                                       $  44.3           $  54.5          $  60.2
   Component products                                                 13.0              14.8             14.2
   Waste management                                                    3.0               2.7              3.3
   Corporate                                                           1.5               1.0               .7
                                                                   -------           -------          -------

                                                                   $  61.8           $  73.0          $  78.4
                                                                   =======           =======          =======

 Capital expenditures:
   Chemicals                                                       $  32.6           $  35.2          $  39.3
   Component products                                                 12.7               8.9              5.4
   Waste management                                                     .6                .4              3.7
   Corporate                                                            .1                .2               .1
                                                                   -------           -------          -------

                                                                   $  46.0           $  44.7          $  48.5
                                                                   =======           =======          =======



                                                                                    December 31,
                                                                   -------------------------------------------
                                                                      2002             2003              2004
                                                                      ----             ----              ----
                                                                                   (In millions)
 Total assets:
   Operating segments:
     Chemicals                                                     $1,346.5          $1,542.2         $1,773.5
     Component products                                               202.1             209.4            170.2
     Waste management                                                  28.5              24.5             36.4
   Investment in:
     TIMET common stock                                                12.9              20.4             44.5
     TIMET debt securities                                             -                   .3             -
     TIMET preferred stock                                             -                 -                  .2
     Other joint ventures                                              12.6              12.2             13.9
   Corporate and eliminations                                         472.2             410.5            560.8
                                                                   --------          --------         --------

                                                                   $2,074.8          $2,219.5         $2,599.5
                                                                   ========          ========         ========

 Net property and equipment:
   United States                                                   $   78.2          $   72.3         $   69.8
   Germany                                                            275.9             319.7            331.3
   Canada                                                              82.1              91.7             91.4
   Norway                                                              68.1              67.4             72.5
   Belgium                                                             60.5              71.1             73.8
   Netherlands                                                         10.0               9.6              8.3
   Taiwan                                                               5.9               5.7              5.7
                                                                   --------          --------         --------

                                                                   $  580.7          $  637.5         $  652.8
                                                                   ========          ========         ========

Note 3 -  Business combinations and related transactions:

     NL Industries, Inc. At the beginning of 2002, Valhi held 61% of NL's outstanding common stock, and Tremont held an additional 21% of NL. During 2002, NL purchased shares of its own common stock in market and private transactions for an aggregate of $21.3 million, thereby increasing Valhi's and Tremont's ownership of NL to 62% and 21% at December 31, 2004, respectively. See Note 17.

     In January 2002, NL purchased the insurance brokerage operations conducted by EWI Re, Inc. and EWI Re, Ltd. for an aggregate cash purchase price of $9 million. See Note 17.

     Kronos Worldwide, Inc. Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, and in conjunction with a recapitalization of Kronos, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. During 2004, NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock in which an aggregate of approximately 2.5% of Kronos' outstanding common stock were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends. Valhi and Tremont received an aggregate of approximately 20.2 million shares and 1.0 million shares of Kronos with respect to the December 2003 distribution and the 2004 distributions, respectively.

     NL's December 2003 and 2004 quarterly distributions of shares of common stock of Kronos is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the tax liability generated from the distribution of such Kronos shares to Valhi and Tremont. During 2003 and 2004, NL was required to recognize a tax liability with respect to the Kronos shares distributed to NL shareholders other than Valhi and Tremont, and such tax liability was approximately $22.5 million and $8.7 million, respectively. The Company's pro-rata share of such tax liability, based on the Company's ownership of NL, is approximately $19.0 million and $6.8 million, respectively, and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital in such periods. Other than the Company's recognition of its pro-rata share of such NL tax liabilities, the completion of the December 2003 and 2004 distributions of Kronos had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     During the fourth quarter of 2004, Valhi and NL further amended the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the first three quarters of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that such tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at $41 per share. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements, and such tax liability is not recognized in the Company's consolidated financial statements because it is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of the Contran Tax Group.

     During December 2003 and 2004, Valhi purchased shares of Kronos common stock in market transactions for an aggregate of $23.5 million. During the fourth quarter of 2004, NL sold shares of Kronos common stock in market transactions for an aggregate of $2.7 million, and the Company recognized a $2.2 million pre-tax gain related to the reduction of its ownership interest in Kronos related to such sales. See Note 12.

     During 2004, Kronos acquired additional shares of its majority-owned subsidiary in France for approximately $575,000. See Note 13.

     TIMET. At the beginning of 2002, the Company owned 39% of TIMET. During 2002 and 2003, the Company purchased additional shares of TIMET common stock in market transactions for an aggregate of $1.5 million, increasing the Company's ownership of TIMET to 41% as of December 31, 2003. During 2003, the Company also purchased certain convertible debt securities issued by a wholly-owned subsidiary of TIMET, and during 2004 such convertible debt securities were exchanged for convertible preferred stock of TIMET. See Note 7.

     Tremont Corporation, Tremont Group, Inc. and Tremont LLC. At the beginning of 2002, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company which owned 80% of Tremont Corporation. In February 2003, Valhi completed two consecutive merger transactions pursuant to which Tremont Group and Tremont both became wholly-owned subsidiaries of Valhi. Under these merger transactions, (i) Valhi issued 3.5 million shares of its common stock to NL in exchange for NL's 20% ownership interest in Tremont Group and (ii) Valhi issued 3.4 shares of its common stock (plus cash in lieu of fractional shares) to Tremont stockholders (other than Valhi and Tremont Group) in exchange for each share of Tremont common stock held by such stockholders, or an aggregate of 4.3 million shares of Valhi common stock, in each case in a tax-free exchange. A special committee of Tremont's board of directors, consisting of members unrelated to Valhi who retained their own independent financial and legal advisors, recommended approval of the second merger. Subsequent to these two mergers, Tremont Group and Tremont merged to form Tremont LLC, also wholly owned by Valhi. The number of shares of Valhi common stock issued to NL in exchange for NL's 20% ownership interest in Tremont Group was equal to NL's 20% pro-rata interest in the shares of Tremont common stock held by Tremont Group, adjusted for the 3.4 exchange ratio in the second merger.

     For financial reporting purposes, the Tremont shares previously held by NL (either directly or indirectly through NL's ownership interest in Tremont Group) were already considered as part of the Valhi consolidated group's ownership of Tremont to the extent of Valhi's ownership interest in NL. Therefore, that portion of such Tremont shares was not considered as held by the Tremont minority stockholders. As a result, the Valhi shares issued to NL in the merger transactions described above were deemed to have been issued in exchange for the Tremont shares held by the Tremont minority interest only to the extent that Valhi did not have an ownership interest in NL. At December 31, 2003 and 2004, NL and its subsidiaries owned an aggregate of 4.7 million shares of Valhi common stock, including 3.5 million shares received by NL in the merger transactions described above and 1.2 million shares previously acquired by NL. As discussed in Note 14, the amount shown as treasury stock in the Company's consolidated balance sheet for financial reporting purposes includes the Company's proportional interest in the shares of Valhi common stock held by NL. Accordingly, a portion of the 3.5 million shares of Valhi common stock issued to NL in the merger transactions were reported as treasury stock, and were not deemed to have been issued in exchange for Tremont shares held by the minority interest, since they represent shares issued to "acquire" the portion of the Tremont shares already held directly or indirectly by NL that were considered as part of the Valhi consolidated group's ownership of Tremont.

     The following table presents the number of Valhi common shares that were issued pursuant to the merger transactions described above.

                                                                                                           Equivalent
                                                                                            Tremont           Valhi
                                                                                             shares         Shares(1)
                                                                                          -----------    --------------

 Valhi shares issued to NL in exchange for NL's ownership interest in Tremont
  Group:
   Valhi shares issued to NL(2)                                                                            3,495,200

   Less shares deemed Valhi has issued to itself based
    on Valhi's ownership interest in NL                                                                   (2,957,288)
                                                                                                          ----------

                                                                                                             537,912
                                                                                                          ----------

 Valhi shares issued to the Tremont stockholders:
   Total number of Tremont shares outstanding                                            6,424,858

   Less Tremont shares held by Tremont Group and Valhi(3)                               (5,146,421)
                                                                                        ----------

                                                                                         1,278,437         4,346,686
                                                                                        ==========

 Less fractional shares converted into cash                                                                   (1,758)

 Less shares deemed Valhi has issued to itself based on
  Valhi's ownership interest in NL(4)                                                                        (23,494)
                                                                                                          ----------

                                                                                                            4,321,434

    Net Valhi shares issued to acquire the Tremont minority interest                                        4,859,346
                                                                                                           ==========

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

     For financial reporting purposes, the merger transactions described above were accounted for by the purchase method (step acquisition of Tremont). The shares of Valhi common stock issued to the Tremont minority interest were valued at $10.49 per share, representing the average of Valhi's closing NYSE stock price for the period beginning two trading days prior to the November 5, 2002 public announcement of the signing of the definitive merger agreement and ending two trading days following such public announcement. The shares of Valhi common stock issued to acquire the Tremont shares held by NL that were already considered as part of the Valhi's consolidated group ownership of Tremont, which were reported as treasury stock, were valued at carryover cost basis of approximately $19.2 million. The following presents the purchase price for the step acquisition of Tremont. The value assigned to the shares of Valhi common stock issued is $10.49 per share, as discussed above.


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
                                                                                                           =====

     The purchase price was allocated based upon an estimate of the fair value of the net assets acquired as follows:

                                                                                                           Amount
                                                                                                         -----------
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
                                                                                                           =====

     The adjustments to increase the carrying value of property and equipment relate to such assets of NL and Kronos, and gives recognition to the effect that Valhi's acquisition of the minority interest in Tremont results in an increase in Valhi's effective ownership of NL due to Tremont's ownership of NL. The reduction in Tremont's accrued OPEB costs to an amount equal to the accumulated benefit obligations eliminates the unrecognized prior service credit and the unrecognized actuarial gains. The adjustment to deferred income taxes includes
(i) the deferred income tax effect of the estimated purchase price allocated to property and equipment and accrued OPEB costs and (ii) the effect of adjusting the deferred income taxes separately-recognized by Tremont (principally an elimination of a deferred income tax asset valuation allowance separately-recognized by Tremont which Valhi does not believe is required to be recognized at the Valhi level under the "more-likely-than-not" recognition criteria).

     Assuming the merger transactions had been completed as of January 1, 2002, the Company would have reported a net loss of $3.5 million, or $.03 per diluted share, in 2002. Such pro forma effect on the Company's reported net income in 2003 was not material.

     As noted above, the Company's proportional interest in shares of Valhi common stock held by NL are reported as treasury stock in the Company's consolidated balance sheet. As a result of the merger transactions discussed above, the acquisition of minority interest in Tremont effectively resulted in an increase in the Company's overall ownership of NL due to Tremont's 21% ownership interest in NL. Accordingly, as a result of the merger transactions noted above, the Company also recognized a $7.6 million increase in its treasury stock attributable to the shares of Valhi common stock held by NL. At December 31, 2003 and 2004, the amount reported as treasury stock, at cost, in the Company's consolidated balance sheet includes an aggregate of $37.9 million attributable to the 4.7 million shares of Valhi common stock held by NL (or 85% of NL's aggregate original cost basis in such shares of $44.8 million).

     CompX International Inc. At the beginning of 2002, the Company held 69% of CompX's common stock. Of such 69%, 66% was held by Valcor, Inc., a wholly-owned subsidiary of Valhi, and 3% was owned by Valhi directly. Prior to September
2004, the Company's aggregate ownership in CompX was reduced to 68% due to CompX's issuance of shares of its common stock upon the exercise of options to purchase CompX common stock. On September 24, 2004, NL completed the acquisition of the CompX shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos (which long-term note was eliminated in the preparation of the Company's consolidated financial statements). The acquisition was approved by a special committee of NL's board of directors comprised of directors who were not affiliated with Valhi, and such special committee retained their own legal and financial advisors who rendered an opinion to the special committee that the purchase price was fair, from a financial point of view, to NL. NL's acquisition was accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, and such transaction had no effect on the Company's consolidated financial statements.

     Effective October 1, 2004, NL and TIMET contributed shares of CompX common stock representing 68% and 15%, respectively, of CompX's outstanding common stock to newly-formed CompX Group in return for their 82.4% and 17.6% ownership interest in CompX Group, respectively, and CompX Group became the owner of the 83% of CompX that NL and TIMET had previously owned in the aggregate. These CompX shares are the sole asset of CompX Group. CompX Group recorded the shares of CompX received from NL at NL's carryover basis. The shares of CompX contributed to CompX Group by TIMET are excluded from the Company's consolidated investment in CompX. See Note 2.

     Waste Control Specialists LLC. In 1995, the Company acquired a 50% interest in newly-formed Waste Control Specialists LLC. The Company's ownership of Waste Control Specialists is held by Andrews County Holding, Inc., a subsidiary of Valhi. The Company contributed $25 million to Waste Control Specialists at various dates through early 1997 for its 50% interest. The Company contributed an additional aggregate $50 million to Waste Control Specialists' equity during 1997 through 2000, thereby increasing its membership interest from 50% to 90%. A substantial portion of such equity contributions were used by Waste Control Specialists to reduce the then-outstanding balance of its revolving intercompany borrowings from the Company. At formation in 1995, the other owner of Waste Control Specialists, KNB Holdings, Ltd., contributed certain assets, primarily land and certain operating permits for the facility site, and Waste Control
Specialists also assumed certain indebtedness of the other owner. The liabilities of the other owner assumed by Waste Control Specialists in 1995 exceeded the carrying value of the assets contributed by the other owner. Accordingly, all of Waste Control Specialists' cumulative net losses to date accrued to the Company for financial reporting purposes. See Note 13.

     Andrews County had also previously loaned approximately $1.5 million to an individual who controlled KNB Holdings, and such loan was collateralized by KNB Holdings' subordinated 10% membership interest in Waste Control Specialists. During 2004, KNB Holdings entered into an agreement with Andrews County in which, among other things, Andrews County acquired the remaining 10% ownership interest in Waste Control Specialists and the outstanding balance of such loan ($2.5 million, including accrued and unpaid interest), was cancelled. As a result, Waste Control Specialists became wholly owned by Andrews County. Valhi owns 100% of the outstanding common stock of Andrews County.

     Other. NL (NYSE: NL), Kronos (NYSE: KRO), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

Note 4 - Accounts and other receivables:

                                                                                             December 31,
                                                                                      --------------------------
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 Accounts receivable                                                                    $187,256        $219,764
 Notes receivable                                                                          2,026           1,993
 Allowance for doubtful accounts                                                          (4,649)         (3,826)
                                                                                        --------        --------

                                                                                        $184,633        $217,931
                                                                                        ========        ========

Note 5 -       Marketable securities:

                                                                                             December 31,
                                                                                       -------------------------
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 Current assets - available for sale
  restricted debt securities                                                            $  6,147        $  9,446
                                                                                        ========        ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                    $170,000        $170,000
   Restricted debt securities                                                              6,870           6,725
   Other common stocks                                                                        71              45
                                                                                        --------        --------

                                                                                        $176,941        $176,770
                                                                                        ========        ========

     Amalgamated. Prior to 2002, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 2002 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 10.

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

     The LLC Company Agreement contains certain restrictive covenants intended to protect the Company's interest in the LLC, including limitations on capital expenditures and additional indebtedness of the LLC. The Company also has the ability to temporarily take control of the LLC in the event the Company's cumulative distributions from the LLC fall below specified levels. As a condition to exercising temporary control, the Company would be required to escrow funds in amounts up to the next three years of debt service of Snake River's third-party term loan (an aggregate of $22 million at December 31, 2004) unless the Company and Snake River's third-party lender otherwise mutually agree. Through December 31, 2004, the Company's cumulative distributions from the LLC had not fallen below the specified levels.

     Prior to 2002, Snake River agreed that the annual amount of (i) the distributions paid by the LLC to the Company plus (ii) the debt service payments paid by Snake River to the Company on the $80 million loan will at least equal the annual amount of interest payments owed by Valhi to Snake River on the Company's $250 million in loans from Snake River. In the event that such cash flows to the Company are less than the required minimum amount, certain agreements among the Company, Snake River and the LLC made in 2000 and 2003, including a reduction in the amount of cumulative distributions which must be paid by the LLC to the Company in order to prevent the Company from having the ability to temporarily take control of the LLC, would retroactively become null and void. Through December 31, 2004, Snake River and the LLC maintained the minimum required levels of cash flows to the Company.

     The Company reports the cash distributions received from the LLC as dividend income. See Note 12. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as an available-for-sale marketable security carried at estimated fair value. In estimating fair value of the Company's interest in the LLC, the Company considers, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River. The Company also provides certain services to the LLC. See Note 17.

     Other. During 2003, Valhi sold approximately 2,500 shares of Halliburton Company common stock in market transactions for aggregate proceeds of approximately $50,000. The aggregate cost of the debt securities, restricted pursuant to the terms of one of NL's environmental special purpose trusts discussed in Note 1, approximates their net carrying value at December 31, 2003 and 2004. The aggregate cost of other noncurrent available-for-sale securities is nominal at December 31, 2003 and 2004. See Note 12.

Note 6 -       Inventories:

                                                                                             December 31,
                                                                                       -------------------------
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 Raw materials:
   Chemicals                                                                            $ 61,960        $ 45,961
   Component products                                                                      6,170           8,193
                                                                                        --------        --------
                                                                                          68,130          54,154
                                                                                        --------        --------

 In process products:
   Chemicals                                                                              19,854          16,612
   Component products                                                                     10,852          10,827
                                                                                        --------        --------
                                                                                          30,706          27,439
                                                                                        --------        --------

 Finished products:
   Chemicals                                                                             148,047         131,161
   Component products                                                                      9,166           9,696
                                                                                        --------        --------
                                                                                         157,213         140,857

 Supplies (primarily chemicals)                                                           37,064          40,964
                                                                                        --------        --------

                                                                                        $293,113        $263,414
                                                                                        ========        ========

Note 7 -       Investment in affiliates:

                                                                                            December 31,
                                                                                        ----------------------
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 TIMET:
   Common stock                                                                         $ 20,357        $ 44,514
   Preferred stock                                                                             -             183
   Debt securities                                                                           265            -
                                                                                        --------        --------
                                                                                          20,622          44,697

 Ti02 manufacturing joint venture                                                        129,010         120,251
 Basic Management and Landwell                                                            12,186          13,867
                                                                                        --------        --------

                                                                                        $161,818        $178,815
                                                                                        ========        ========

     TiO2 manufacturing joint venture. A Kronos TiO2 subsidiary (Kronos Louisiana, Inc., or "KLA") and another Ti02 producer are equal owners of a manufacturing joint venture (Louisiana Pigment Company, L.P., or "LPC") that owns and operates a TiO2 plant in Louisiana. KLA and the other Ti02 producer are both required to purchase one-half of the TiO2 produced by LPC. LPC operates on a break-even basis, and consequently the Company reports no equity in earnings of LPC. Each owner's acquisition transfer price for its share of the TiO2 produced is equal to its share of the joint venture's production costs and interest expense, if any. Kronos' share of the joint ventures production costs are reported as cost of sales as the related Ti02 acquired from LPC is sold. Distributions from LPC, which generally relate to excess cash generated by LPC from its non-cash production costs, and contributions to LPC, which generally relate to cash required by LPC when it builds working capital, are reported as part of cash generated by operating activities in the Company's Consolidated
Statements of Cash Flows. Such distributions are reported net of any contributions made to LPC during the periods. Net distributions of $8.0 million in 2002, $900,000 in 2003 and $8.6 million in 2004 are stated net of contributions of $14.2 million in 2002, $13.1 million in 2003 and $15.6 million in 2004.

     LPC's net sales aggregated $186.3 million in 2002, $202.9 million in 2003 and $210.4 million in 2004, of which $92.4 million, $101.3 million and $104.9 million, respectively, represented sales to Kronos and the remainder represented sales to LPC's other owner. Substantially all of LPC's operating costs during the past three years represented costs of sales.

     At December 31, 2004, LPC reported total assets and partners' equity of $269.8 million and $243.3 million, respectively (2003 - $284.0 million and $260.8 million, respectively). Approximately 80% of LPC's assets at December 31, 2003 and 2004 are comprised of property and equipment. LPC's liabilities at December 31, 2003 and 2004 are current. LPC has no indebtedness at December 31, 2003 and 2004.

     TIMET. At December 31, 2004, the Company held 6.5 million shares of TIMET with a quoted market price of $24.14 per share, or an aggregate market value of $157 million (2003 - 6.5 million shares with an aggregate market value of $68 million). In February 2003, TIMET effected a reverse split of its common stock at a ratio of one share of post-split common stock for each outstanding ten shares of pre-split common stock, and in the third quarter of 2004 TIMET effected a 5:1 split of its common stock. Such stock splits had no financial statement impact to the Company, and the Company's ownership interest in TIMET did not change as a result of such splits. The share disclosures related to TIMET common stock as of December 31, 2003 have been adjusted to give effect to the 5:1 split in 2004.

     At December 31, 2004,  TIMET  reported  total assets of $665.5  million and stockholders' equity of $379.7 million (2003 - $567.4 million and $158.8 million, respectively). TIMET's total assets at December 31, 2004 include current assets of $343.6 million, property and equipment of $228.2 million, marketable securities of $47.2 million and investment in joint ventures of $22.6 million (2003 - $276.0 million, $239.2 million, nil and $22.5 million, respectively). TIMET's total liabilities at December 31, 2004 include current liabilities of $162.2 million, capital lease obligations of $.2 million, accrued OPEB and pension costs aggregating $92.2 million and debt payable to TIMET Capital Trust I (the subsidiary of TIMET that issued the convertible preferred securities) of $12.0 million (2003 - $77.8 million, $9.8 million, $76.0 million and $207.5 million, respectively). During 2004, TIMET reported net sales of $501.8 million, operating income of $35.3 million and income before cumulative effect of change in accounting principle of $39.9 million (2003 - net sales of $385.3 million, operating income attributable to common stockholders of $5.4 million and a loss before cumulative effect of change in accounting principle attributable to common stockholders of $12.9 million; 2002 - net sales of $366.5 million, an operating loss of $20.8 million and a loss before cumulative effect of change in accounting principle attributable to common stockholders of $67.2 million).

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

     During 2003, the Company purchased 14,700 of TIMET's 6.625% convertible preferred securities (with an aggregate liquidation amount of $735,000) for an aggregate cost of $238,000, including expenses. The securities were issued by TIMET Capital Trust I, a wholly-owned subsidiary of TIMET, and have been guaranteed by TIMET. Such securities represented less than 1% of the aggregate 4 million convertible preferred securities that are outstanding. Each share of
TIMET's convertible preferred securities is convertible into .1339 shares of TIMET's common stock. TIMET has the right to defer payments of distributions on the convertible preferred securities for up to 20 consecutive quarters, although distributions continue to accrue at the coupon rate during the deferral period on the liquidation amount and any unpaid distributions. In October 2002, TIMET exercised such deferral rights starting with the quarterly distribution payable in December 2002. In April 2004, TIMET paid all previously-deferred distributions with respect to the convertible preferred debt securities and resumed quarterly distributions with the next scheduled distribution in June 2004. The convertible preferred securities mature in 2026, and do not require any amortization prior to maturity. The convertible preferred securities are accounted for as available-for-sale marketable securities carried at estimated fair value. At December 31, 2003, the quoted market price of the convertible preferred securities was $33.00 per share, the amortized cost basis of the convertible preferred securities approximated their carrying amount, and Contran held an additional 1.6 million shares of such convertible preferred securities.

     In August 2004,  TIMET  completed an exchange offer in which  approximately
3.9 million shares of the outstanding convertible preferred debt securities issued by TIMET Capital Trust I were exchanged for an aggregate of 3.9 million shares of a newly-created Series A Preferred Stock of TIMET at the exchange rate of one share of Series A Preferred Stock for each convertible preferred debt security. Dividends on the Series A shares accumulate at the rate of 6 3/4% of their liquidation value of $50 per share, and are convertible into shares of TIMET common stock at the rate of one and two-thirds of a share of TIMET common stock per Series A share. The Series A shares are not mandatorily redeemable, but are redeemable at the option of TIMET in certain circumstances. Valhi exchanged its 14,700 shares of the convertible preferred debt securities in the exchange offer for 14,700 Series A shares, and recognized a nominal gain related to such exchange. The Series A shares are accounted for as available-for-sale marketable securities carried at estimated fair value. At December 31, 2004, the cost basis of the Series A shares approximated their carrying amount, and Mr. Simmons' spouse held an additional 41% of such Series A shares.

     Basic Management and Landwell. At December 31, 2003 and 2004, other joint ventures, held by TRECO LLC, a wholly-owned subsidiary of Tremont, are comprised of (i) a 32% interest in Basic Management, Inc., which, among other things, provides utility services in the industrial park where one of TIMET's plants is located, and (ii) a 12% interest in The Landwell Company, which is actively engaged in efforts to develop certain real estate. Basic Management owns an additional 50% interest in Landwell.

     At September 30, 2004, the combined balance sheets of Basic Management and Landwell reflected total assets and partners' equity of $124.8 million and $57.3 million, respectively (2003 - $91.9 million and $49.8 million, respectively). The combined total assets at September 30, 2004 include current assets of $44.4 million, property and equipment of $15.9 million, prepaid costs and expenses of $19.3 million, land and development costs of $16.7 million, long-term notes and other receivables of $4.6 million and investment in undeveloped land and water rights of $21.9 million (2003 - $26.6 million, $16.7 million, $19.1 million, $21.5 million, $5.4 million and $2.2 million, respectively). Combined total liabilities at September 30, 2004 include current liabilities of $31.2 million, long-term debt of $29.8 million and deferred income taxes of $5.7 million (2003
- $17.8 million, $17.2 million and $6.2 million, respectively).

     During the 12 months ended September 30, 2004, Basic Management and Landwell reported combined revenues of $27.5 million, income before income taxes of $8.9 million and net income of $7.7 million (2003 - $20.1 million, $3.3 million and $2.9 million, respectively; 2002 - $20.7 million, $1.9 million and $1.7 million, respectively). Landwell is treated for federal income tax purposes as a partnership, and accordingly the combined results of operations of Basic Management and Landwell include a provision for income taxes on Landwell's earnings only to the extent that such earnings accrue to Basic Management.

     Other. The Company has certain transactions with certain of these affiliates, as more fully described in Note 17. The Company records equity in earnings of Basic Management and Landwell on a one-quarter lag because their financial statements are generally not available on a timely basis. The Company records equity in earnings for all other equity method investees without such a lag because their financial statements are available on a timely basis.

Note 8 -       Other noncurrent assets:

                                                                                              December 31,
                                                                                       --------------------------
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)
 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                          $ 80,000        $ 80,000
     Interest                                                                             33,102          38,294
   Other                                                                                   5,490           3,151
                                                                                        --------        --------
                                                                                         118,592         121,445
   Less current portion                                                                    2,026           1,993
                                                                                        --------        --------

   Noncurrent portion                                                                   $116,566        $119,452
                                                                                        ========        ========

 Other assets:
   IBNR receivables                                                                     $ 11,788         $11,646
   Deferred financing costs                                                               10,569          10,933
   Waste disposal site operating permits                                                   1,654           9,269
   Refundable insurance deposit                                                            1,972           2,483
   Restricted cash equivalents                                                               488             494
   Other                                                                                  13,166          17,501
                                                                                        --------        --------

                                                                                        $ 39,621        $ 52,326
                                                                                        ========        ========

     Valhi's loan to Snake River is subordinate to Snake River's third-party senior term loan and bears interest at a fixed rate of 6.49%, with all amounts due no later than 2010. Covenants contained in Snake River's third-party senior term loan allow Snake River, under certain conditions, to pay periodic installments for debt service on the $80 million loan prior to the maturity of the senior term loan in 2007. The Company does not currently expect to receive any significant debt service payments from Snake River during 2005, and accordingly all accrued and unpaid interest has been classified as a noncurrent asset as of December 31, 2004. Under certain conditions, Valhi will be required to pledge $5 million in cash equivalents or marketable securities to collateralize Snake River's third-party senior term loan as a condition to permit continued repayment of the $80 million loan. No such cash equivalents or marketable securities have yet been required to be pledged at December 31, 2004, and the Company does not currently expect it will be required to pledge any such amount during 2005.

     Prior to 2002, the Company amended its loan to Snake River to, among other things, reduce the interest rate from 12.99% to 6.49%. The reduction of interest income resulting from such interest rate reduction will be recouped and paid to the Company via additional future LLC distributions from The Amalgamated Sugar Company LLC upon achievement of specified levels of future LLC profitability. If Snake River and the LLC do not maintain minimum specified levels of cash flow to the Company, the interest rate on the loan to Snake River would revert back to 12.99% retroactive to April 1, 2000. Through December 31, 2004, Snake River and the LLC maintained the minimum required levels of cash flows to the Company. See
Note 5. Snake River has granted to Valhi a lien on substantially all of Snake River's assets to collateralize the $80 million loan, such lien becoming effective generally upon the repayment of Snake River's third-party senior term loan with a current scheduled maturity date of April 2007.

     The IBNR receivables relate to certain insurance liabilities, the risk of which has been reinsured with certain third party insurance carriers. The insurance liabilities which have been reinsured are reported as part of noncurrent accrued insurance claims and expenses. See Notes 11 and 17.

Note 9 - Goodwill and other intangible assets:

     Goodwill. Changes in the carrying amount of goodwill during the past three years is presented in the table below. Substantially all of the goodwill related to the chemicals operating segment was generated from the Company's various step acquisitions of its interest in NL and Kronos. Substantially all of the goodwill related to the component products operating segment was generated from CompX's acquisitions of certain business units completed prior to 2002.

                                                                         Operating segment
                                                                   ------------------------------
                                                                                     Component
                                                                   Chemicals          products            Total
                                                                   ---------         ------------         -----
                                                                                   (In millions)

Balance at December 31, 2001                                          $307.2           $ 41.9            $349.1
Goodwill acquired during the year                                       14.1               -               14.1
Changes in foreign exchange rates                                         -               1.8               1.8
                                                                         ---           ------            ------

Balance at December 31, 2002                                           321.3             43.7             365.0
Goodwill acquired during the year                                       10.0              -                10.0
Changes in foreign exchange rates                                         -               2.6               2.6
                                                                         ---           ------            ------

Balance at December 31, 2003                                           331.3             46.3             377.6

Goodwill acquired during the year                                        8.4              -                 8.4
Elimination of deferred income taxes                                      -             (26.9)            (26.9)
Impairment charge                                                         -              (6.5)             (6.5)
Changes in foreign exchange rates                                         -               1.5               1.5
                                                                         ---           ------            ------

Balance at December 31, 2004                                          $339.7           $ 14.4            $354.1
                                                                      ======           ======            ======

     Upon adoption of SFAS No. 142 effective January 1, 2002 (see Note 19), the goodwill related to the chemicals operating segment was assigned to the reporting unit (as that term is defined in SFAS No. 142) consisting of Kronos in total, and the goodwill related to the components product operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Canadian and Taiwanese operations.

     As discussed in Note 1, the Company provides deferred income taxes for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of investments in subsidiaries that are not members of the Contran Tax Group. Also as discussed in Note 1, prior to October 2004 CompX was not a member of the Contran Tax Group, and the Company provided deferred income taxes with respect to its investment in CompX. Effective October 2004, CompX became a member of the Contran Tax Group, and the Company no longer provides such deferred income taxes. In accordance with GAAP, and as a result of CompX becoming a member of the Contran Tax Group, a net $26.9 million deferred tax liability, previously provided with respect to the Company's investment in CompX, was eliminated through a reduction in goodwill at December 31, 2004.

     In December 2004, CompX's board of directors committed to a formal plan to dispose of CompX's European operations. As a result, the Company recognized a non-cash charge of $6.5 million in the fourth quarter of 2004, representing an impairment of goodwill associated with such operations, to write-down the Company's investment in such operations to its estimated realizable value based upon the expected net proceeds resulting from the sale of such operations. See
Note 22.

     Other intangible assets.

                                                                                             December 31,
                                                                                       ------------------------
                                                                                         2003            2004
                                                                                         -----          ------
                                                                                             (In millions)

 Patents:
   Cost                                                                                  $3.4          $3.4
   Less accumulated amortization                                                          1.5           1.7
                                                                                         ----          ----

     Net                                                                                  1.9           1.7
                                                                                         ----          ----

 Customer list:
   Cost                                                                                   2.6           2.6
   Less accumulated amortization                                                           .7           1.1
                                                                                         ----          ----

     Net                                                                                  1.9           1.5
                                                                                         ----          ----

                                                                                         $3.8          $3.2
                                                                                         ====          ====

     The patents intangible asset relates to the estimated fair value of certain patents acquired in connection with the acquisition of certain business units by CompX, and the customer list intangible asset relates to NL's acquisition of EWI discussed in Note 3. The patents intangible asset is amortized by the straight-line method over the lives of the patents (approximately 9 years remaining at December 31, 2004), with no assumed residual value at the end of the life of the patents. The customer list intangible asset is amortized by the straight-line method over the estimated seven-year life of such intangible asset (approximately 4 years remaining at December 31, 2004), with no assumed residual value at the end of the life of the intangible asset. Amortization expense of intangible assets was approximately $600,000 in each of 2002, 2003 and 2004, and amortization expense of intangible assets is expected to be approximately $600,000 in each of calendar 2005 through 2008 and $250,000 in 2009.

Note 10 -      Long-term debt:

                                                                                             December 31,
                                                                                      --------------------------
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)

 Valhi:
   Snake River Sugar Company                                                            $250,000         $250,000
   Bank credit facility                                                                    5,000             -
                                                                                        --------         -----

                                                                                         255,000          250,000
                                                                                        --------         --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                             356,136          519,225
   Kronos European bank credit facility                                                        -           13,622
   CompX bank credit facility                                                             26,000                -
   Other                                                                                     789            1,090
                                                                                        --------         --------

                                                                                         382,925          533,937
                                                                                        --------         --------

                                                                                         637,925          783,937

 Less current maturities                                                                   5,392           14,412
                                                                                        --------         --------

                                                                                        $632,533         $769,525

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

     At December 31, 2004, Valhi has a $100 million revolving bank credit facility which matures in October 2005, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock pledged as collateral. Based on Kronos' December 31, 2004 quoted market price of $40.75 per share, the shares of Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2004, Valhi would only have become limited to borrowing less than the full $100 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the quoted market price of Kronos' common stock was less than $20 per share. At December 31, 2004, no amounts have been borrowed, letters of credit aggregating $4.1 million had been issued and $95.9 million was available for borrowing under the facility.

     Kronos and its subsidiaries. In June 2002, Kronos International ("KII"), which conducts Kronos' TiO2 operations in Europe, issued at par value euro 285 million principal amount ($280 million when issued) of its 8.875% Senior Secured Notes due 2009, and in November 2004 KII issued at 107% of par an additional euro 90 million principal amount ($130 million when issued) of the KII Senior Secured Notes. The KII Senior Secured Notes are collateralized by a pledge of 65% of the common stock or other ownership interests of certain of KII's first-tier operating subsidiaries. The KII Senior Secured Notes are issued pursuant to an indenture which contains a number of covenants and restrictions which, among other things, restricts the ability of KII and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. The KII Senior Secured Notes are redeemable, at KII's option, on or after December 30, 2005 at redemption prices ranging from 104.437% of the principal amount, declining to 100% on or after December 30, 2008. In addition, on or before June 30, 2005, KII may redeem up to 35% of its Senior Secured Notes with the net proceeds of a qualified public equity offering at 108.875% of the principal amount. In the event of a change of control of KII, as defined, KII would be required to make an offer to purchase its Senior Secured Notes at 101% of the principal amount. KII would also be required to make an offer to purchase a specified portion of its Senior Secured Notes at par value in the event KII generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period. At December 31, 2003 and 2004, the market price of the KII Senior Secured Notes was approximately euro 1,000 and euro 1,075, respectively, per euro 1,000 principal amount. At December 31, 2004, the carrying amount of the KII Senior Secured Notes includes euro 6.2 million ($8.4 million) of unamortized premium associated with the November 2004 issuance.

     Also in June 2002, KII's operating subsidiaries in Germany, Belgium and Norway entered into a euro 80 million secured revolving bank credit facility that matures in June 2005. Borrowings may be denominated in euros, Norwegian kroners or U.S. dollars, and bear interest at the applicable interbank market rate plus 1.75%. The facility also provides for the issuance of letters of credit up to euro 5 million. The KII bank credit facility is collateralized by the accounts receivable and inventories of the borrowers, plus a limited pledge of all of the other assets of the Belgian borrower. The KII bank credit facility contains certain restrictive covenants that, among other things, restricts the ability of the borrowers to incur debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to, another entity. At December 31, 2004, euro 10 million ($13.6 million) was outstanding at an interest rate of 3.85% and the equivalent of $92.6 million was available for additional borrowing by the subsidiaries.

     In September 2002, certain of Kronos' U.S. subsidiaries entered into a $50 million revolving credit facility (nil outstanding at December 31, 2004) that matures in September 2005. The facility is collateralized by the accounts receivable, inventories and certain fixed assets of the borrowers. Borrowings under this facility are limited to the lesser of $45 million or a formula-determined amount based upon the accounts receivable and inventories of the borrowers. Borrowings bear interest at either the prime rate or rates based upon the eurodollar rate. The facility contains certain restrictive covenants which, among other things, restricts the abilities of the borrowers to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2004, no amounts were outstanding and $38 million was available for borrowing under the facility.

     In January 2004, Kronos' Canadian subsidiary entered into a Cdn. $30 million revolving credit facility that matures in January 2009. The facility is collateralized by the accounts receivable and inventories of the borrower. Borrowings under this facility are limited to the lesser of Cdn. $26 million or a formula-determined amount based upon the accounts receivable and inventories of the borrower. Borrowings bear interest at rates based upon either the Canadian prime rate, the U.S. prime rate or LIBOR. The facility contains certain restrictive covenants which, among other things, restricts the ability of the borrower to incur debt, incur liens, pay dividends in certain circumstances, sell assets or enter into mergers. At December 31, 2004, no amounts were outstanding and the equivalent of $8 million was available for additional borrowing by the subsidiary.

     Under the cross-default provisions of the KII Senior Secured Notes, the notes may be accelerated prior to their stated maturity if KII or any of KII's subsidiaries default under any other indebtedness in excess of $20 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of KII's European revolving credit facility, any outstanding borrowings under such facility may be accelerated prior to their stated maturity if the borrowers or KII default under any other indebtedness in excess of euro 5 million due to a failure to pay such other indebtedness at its due date (including any due date that arises prior to the stated maturity as a result of a default under such other indebtedness). Under the cross-default provisions of the U.S. revolving credit facility, any outstanding borrowing under such facility may be accelerated prior to their stated maturity in the event of the bankruptcy of Kronos. The Canadian revolving credit facility contains no cross-default provisions. The European, U.S. and Canadian revolving credit facilities each contain provisions that allow the lender to accelerate the maturity of the applicable facility in the event of a change of control, as defined, of the applicable borrower. In the event any of these cross-default or change-of-control provisions become applicable, and such indebtedness is accelerated, Kronos would be required to repay such indebtedness prior to their stated maturity.

     NL. In 2002, NL redeemed $194 million principal amount of the NL Senior Secured Notes at par value, using available cash on hand ($25 million) and a portion of the net proceeds from the issuance of the KII Senior Secured Notes. In accordance with the terms of the indenture governing the NL Senior Secured Notes, on June 28, 2002, NL irrevocably placed on deposit with the NL Senior Secured Note trustee funds in an amount sufficient to pay in full the redemption price plus all accrued and unpaid interest due on the July 28, 2002 redemption date for the $169 million of NL Senior Notes redeemed using a portion of the net proceeds from the issuance of the KII Senior Notes. Immediately thereafter, NL was released from its obligations under such indenture, the indenture was discharged and all collateral was released to NL. Because NL had been released as the primary obligor under the indenture as of June 30, 2002, the NL Senior Secured Notes were eliminated from the balance sheet as of that date along with the funds placed on deposit with the trustee to effect the July 28, 2002 redemption. NL recognized a loss on the early extinguishment of debt of approximately $2 million in the second quarter of 2002, consisting primarily of the interest on the NL Senior Secured Notes for the period from July 1 to July 28, 2002. Such loss is recognized as a component of interest expense.

     CompX. At December 31, 2004, CompX has a $47.5 million secured revolving bank credit facility maturing in January 2006 with interest at rates based on the prime rate or LIBOR. The credit facility is collateralized by substantially all of CompX's U.S. tangible assets and a pledge of at least 65% of the ownership interests in CompX's first-tier foreign subsidiaries. The facility contains certain covenants and restrictions customary in lending transactions of this type which, among other things, restricts the ability of CompX and its subsidiaries to incur debt, incur liens, pay dividends or merge or consolidate with, or transfer all or substantially all of their assets, to another entity. In the event of a change of control of CompX, as defined, the lenders would have the right to accelerate the maturity of the facility. CompX would also be required under certain conditions to use the net proceeds from the sale of assets outside the ordinary course of business to reduce outstanding borrowings under the facility, and such a transaction would also result in a permanent reduction of the size of the facility. At December 31, 2004, no amounts were outstanding and $47.5 million was available for additional borrowing under the facility.

     Other indebtedness. In February 2003, Valcor redeemed for par value the remaining $2.4 million principal amount of its 9 5/8% Senior Notes due November 2003.

     Aggregate maturities of long-term debt at December 31, 2004:

 Years ending December 31,                                                                          Amount
                                                                                                (In thousands)

   2005                                                                                              $ 14,412
   2006                                                                                                   240
   2007                                                                                                    57
   2008                                                                                                     3
   2009                                                                                               519,225
   2010 and thereafter                                                                                250,000
                                                                                                     --------

                                                                                                     $783,937
                                                                                                     ========

     Restrictions. Certain of the credit facilities described above require the respective borrower to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 2004, none of the net assets of Valhi's consolidated subsidiaries were restricted.

     At December 31, 2004, amounts available for the payment of Valhi dividends pursuant to the terms of Valhi's revolving bank credit facility aggregated $.06 per Valhi share outstanding per quarter, plus an additional $125 million.

Note 11 -      Accrued liabilities:

                                                                                              December 31,
                                                                                        --------------------------
                                                                                         2003              2004
                                                                                         ----              ----
                                                                                             (In thousands)
 Current:
   Employee benefits                                                                     $ 48,827         $ 53,295
   Environmental costs                                                                     24,956           21,316
   Deferred income                                                                          4,699            5,276
   Interest                                                                                   383              243
   Other                                                                                   51,226           50,989
                                                                                         --------         --------

                                                                                         $130,091         $131,119

 Noncurrent:
   Insurance claims and expenses                                                         $ 21,729         $ 22,718
   Employee benefits                                                                        9,705            5,380
   Deferred income                                                                          1,634            1,427
   Asset retirement obligations                                                             1,670            1,357
   Other                                                                                    8,596           10,179
                                                                                         --------         --------

                                                                                         $ 43,334         $ 41,061
                                                                                         ========         ========

     The asset retirement obligations are discussed in Note 19. The risks associated with certain of the Company's accrued insurance claims and expenses have been reinsured, and the related IBNR receivable is recognized as a noncurrent asset. See Note 8.

Note 12 -      Other income, net:

                                                                              Years ended December 31,
                                                                         -------------------------------------
                                                                         2002             2003            2004
                                                                         ----             ----            ----
                                                                                   (In thousands)

 Securities earnings:
   Dividends and interest                                                $35,642           $33,724        $34,576
   Securities transactions, net                                            6,413               487          2,113
                                                                         -------           -------        -------
                                                                          42,055            34,211         36,689
 Contract dispute settlement                                                   -                 -          6,289
 Legal settlement gains, net                                               5,225               823            552
 Currency transactions, net                                                4,997            (8,288)        (3,764)
 Noncompete agreement income                                               4,000               333              -
 Disposal of property and equipment, net                                    (259)            9,845           (855)
 Other, net                                                                4,878             4,503          5,333
                                                                         -------           -------        -------

                                                                         $60,896           $41,427        $44,244
                                                                         =======           =======        =======

     Dividends and interest income includes distributions from The Amalgamated Sugar Company LLC of $23.6 million in 2002, $23.7 million in 2003 and $23.8 million in 2004, and interest income of $5.2 million in each of 2002, 2003 and 2004 related to the Company's loan to Snake River Sugar Company. See Notes 5 and
8. Dividends and interest income also includes interest of $1.3 million in 2002, $1.4 million in 2003 and $1.5 million in 2004 of interest on certain intercompany receivables of CompX related to its operations in The Netherlands. The related interest expense on such intercompany indebtedness is included as a component of discontinued operations. See Note 22.

     Net securities transactions gains in 2004 includes a $2.2 million gain related to NL's sale of shares of Kronos common stock in market transactions. See Note 3. Net securities transactions gains in 2002 are comprised of (i) a $3.0 million unrealized gain related to the reclassification of 621,000 shares of Halliburton common stock from available-for-sale to trading securities and
(ii) a $3.4 million gain relates to changes in the market value of the Halliburton common stock classified as trading securities.

     The contract dispute settlement relates to Kronos' settlement with a customer. As part of the settlement, the customer agreed to make payments to Kronos through 2007 aggregating $7.3 million. The $6.3 million gain recognized in 2004 represents the present value of the future payments to be paid by the customer to Kronos. Of such $7.3 million, $1.5 million was paid to Kronos in the second quarter of 2004, $1.75 million is due in each of the second quarter of 2005 and 2006 and $2.25 million is due in the second quarter of 2007. At December 31, 2004, the present value of the remaining amounts due to be paid to Kronos aggregated approximately $5.1 million, of which $1.7 million is included in accounts receivable and $3.4 million is included in other noncurrent assets.

     The legal settlement gains relate to settlements with certain of NL's former insurance carriers. These and similar NL settlements in 2000 and 2001 resolved court proceedings in which NL sought reimbursement from the carriers for legal defense expenditures and indemnity coverage for certain of its environmental remediation expenditures. Proceeds from substantially all of such settlements NL reached in 2000 and 2001 were transferred by the carriers to special purpose trusts formed by NL to pay for certain of its future remediation and other environmental expenditures. At December 31, 2003 and 2004, restricted cash equivalents and debt securities include an aggregate of $24 million and $19 million, respectively, held by such special purpose trusts. See Note 18.

     Net currency transaction gains in 2002 includes $6.3 million related to the extinguishment of certain intercompany indebtedness of NL. Prior to June 28, 2002, KII had certain intercompany indebtedness payable to Kronos, a portion of which was denominated in U.S. dollars, and a portion of which was denominated in euro. Through June 19, 2002, such intercompany indebtedness was deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future, and in accordance with GAAP, the foreign currency transaction gains and losses related to such intercompany indebtedness were not recognized in net income, but instead were reported as part of accumulated other comprehensive income. On June 19, 2002, when the purchase agreement was entered into in connection with KII's 2002 issuance of the KII Senior Secured Notes discussed above in Note 10, the expectation that such intercompany indebtedness was of a long-term nature was no longer applicable, as KII had stated that it intended to use a portion of the net proceeds of such offering to repay such intercompany indebtedness owed to Kronos. Accordingly, from the time period of June 19, 2002 (the date the purchase agreement related to KII Senior Secured Notes was executed) until June 28, 2002 (the closing date for the 2002 issuance of the KII Senior Secured Note offering, and the date such intercompany indebtedness was repaid), the foreign currency transaction gains and losses related to such intercompany indebtedness during such time period, which aggregated a net gain of $6.3 million, was recognized in net income in accordance with GAAP.

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

Note 13 - Minority interest:

                                                                                            December 31,
                                                                                       -------------------------
                                                                                          2003            2004
                                                                                          ----            ----
                                                                                           (In thousands)
 Minority interest in net assets:
   NL Industries                                                                         $31,262        $ 70,192
   Kronos Worldwide                                                                       11,076          29,569
   CompX International                                                                    48,424          49,153
   Subsidiary of NL                                                                        8,502           9,250
   Subsidiary of Kronos                                                                      525              76
                                                                                         -------         -------

                                                                                         $99,789        $158,240
                                                                                         =======        ========

                                                                                  Years ended December 31,
                                                                           --------------------------------------
                                                                           2002            2003           2004
                                                                           ----            ----           ----
                                                                                     (In thousands)
 Minority interest in net earnings (losses) - continuing operations:
   NL Industries                                                            $ 6,331        $ 9,794        $34,041
   Kronos Worldwide                                                               -            246         19,659
   Tremont Corporation                                                       (4,151)          (217)             -
   CompX International                                                          299          1,814          2,993
   Subsidiary of NL                                                           1,209            371            747
   Subsidiary of Kronos                                                          55             72             53
                                                                            -------        -------        -------

                                                                            $ 3,743        $12,080        $57,493
                                                                            =======        =======        =======

     Kronos Worldwide. The Company commenced recognizing minority interest in Kronos' net assets and net earnings following NL's December 2003 distribution of a portion of the shares of Kronos common stock to its shareholders. See Note 3.

     Subsidiary of NL. Minority interest in NL's subsidiary relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities, as discussed in Note 18.

     Tremont Corporation. The Company no longer reports minority interest in Tremont's net assets or net earnings (losses) subsequent to the February 2003 mergers of Valhi and Tremont. See Note 3.

     Waste Control Specialists. Waste Control Specialists was formed by Valhi and another entity in 1995. See Note 3. Waste Control Specialists assumed certain liabilities of the other owner and such liabilities exceeded the carrying value of the assets contributed by the other owner. Consequently, all of Waste Control Specialists aggregate inception-to-date net losses prior to the time when Waste Control Specialists became a wholly-owned subsidiary of the Company in the second quarter of 2004 have accrued to the Company for financial reporting purposes. Accordingly, no minority interest in Waste Control Specialists has been recognized in the Company's consolidated financial statements.

     Subsidiary of Kronos. Minority interest in Kronos' subsidiary relates to Kronos' majority-owned subsidiary in France, which conducts Kronos' sales and marketing activities in that country.

     Discontinued operations. Minority interest in losses of discontinued operations was $101,000 in 2002, $1.4 million in 2003 and $4.1 million in 2004. See Note 22.

Note 14 - Stockholders' equity:

                                                                                 Shares of common stock
                                                                     ------------------------------------------
                                                                     Issued         Treasury        Outstanding
                                                                     ------         --------        -----------
                                                                                   (In thousands)

 Balance at December 31, 2001                                          125,811          (10,570)       115,241

 Issued                                                                    350             -               350
                                                                       -------          -------        -------

 Balance at December 31, 2002                                          126,161          (10,570)       115,591

 Issued:
   Tremont merger                                                        7,840           (2,981)         4,859
   Other                                                                    26             -                26
 Other                                                                    -                (290)          (290)
                                                                       -------          -------        -------

 Balance at December 31, 2003                                          134,027          (13,841)       120,186

 Issued                                                                     25             -                25
 Retired                                                                (9,857)           9,857           -
                                                                       -------          -------        ----

 Balance at December 31, 2004                                          124,195           (3,984)       120,211
                                                                       =======          =======        =======

     The shares of Valhi issued in 2003 pursuant to the Tremont merger are discussed in Note 3. Other shares of Valhi common stock issued during 2002, 2003 and 2004 consist of (i) shares issued upon exercise of stock options and (ii) stock awards issued to members of Valhi's board of directors.

     During 2004, the Company cancelled 9.9 million shares of its common stock that previously had been reported as treasury stock in the Company's consolidated financial statements. Of such 9.9 million shares, 8.9 million shares were held in treasury by Valhi, and 1 million shares had been held by a wholly-owned subsidiary of Valhi. During 2004, these 1 million Valhi shares previously held by a subsidiary of Valhi were distributed to Valhi and cancelled. The aggregate $64.6 million cost of such treasury shares cancelled was allocated to common stock at par value, additional paid in capital and retained earnings in accordance with GAAP. Such cancellations had no impact on the net Valhi shares outstanding for financial reporting purposes. The 4.0 million shares of treasury stock reported for financial reporting purposes at December 31, 2004 represents the Company's proportional interest in 4.7 million Valhi shares held by NL. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company's shares held by a majority-owned subsidiary of the parent are considered to be treasury stock. As a result, Valhi common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes.

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

     Outstanding options at December 31, 2004 represent less than 1% of Valhi's outstanding shares at that date and expire at various dates through 2013, with a weighted-average remaining term of 3.8 years. At December 31, 2004, options to purchase 840,000 Valhi shares were exercisable at prices ranging from $6.38 to $12.45 per share, or an aggregate amount payable upon exercise of $8.3 million. All of such exercisable options are exercisable at various dates through 2013 at prices lower than the Company's December 31, 2004 market price of $16.09 per share. At December 31, 2004, options to purchase 35,000 shares become exercisable during the first quarter of 2005, at which point all outstanding options will be fully vested according to their original vesting schedule at issuance, and an aggregate of 4.1 million shares were available for future grants.

     The following table sets forth changes in outstanding options during the past three years under all Valhi option plans in effect during such periods.

                                                                                                        Amount
                                                                                    Exercise            payable
                                                                                    price per            upon
                                                                    Shares            share            exercise
                                                                    ------          ---------          --------
                                                                               (In thousands, except
                                                                                 per share amounts)

 Outstanding at December 31, 2001                                     2,384            $4.96-$12.06       $18,644

 Granted                                                                  8                   12.45           100
 Exercised                                                             (346)            4.96- 12.00        (2,564)
 Canceled                                                              (865)                   6.38        (5,517)
                                                                     ------                   -----       -------

 Outstanding at December 31, 2002                                     1,181             4.96- 12.45        10,663

 Granted                                                                  8                   10.05            80
 Exercised                                                              (20)            9.50- 12.00          (210)
 Canceled                                                               (76)            4.96-  6.56          (417)
                                                                     ------            ------------       -------

 Outstanding at December 31, 2003                                     1,093             5.48- 12.45        10,116

 Exercised                                                              (20)            5.72- 12.00          (177)
 Canceled                                                              (198)            5.48- 12.45        (1,231)
                                                                     ------            ------------       -------

 Outstanding at December 31, 2004                                       875            $6.38-$12.45       $ 8,708
                                                                     ======            ============       =======

     Stock option plans of subsidiaries and affiliate. NL, Kronos, CompX and TIMET each maintain plans which provide for the grant of options to purchase their respective common stocks. Provisions of these plans vary by company. Outstanding options to purchase common stock of NL, CompX and TIMET at December 31, 2004 are summarized below. There are no outstanding options to purchase Kronos common stock at December 31, 2004.

                                                                                                       Amount
                                                                                    Exercise           payable
                                                                                    price per            upon
                                                                    Shares           share            exercise
                                                                    ------          ---------         --------
                                                                               (In thousands, except
                                                                                 per share amounts)

 NL Industries                                                        245     $ 2.66-$13.34               $ 2,401
 CompX                                                                562      10.00- 20.00                 9,952
 TIMET                                                                534       3.32- 70.63                19,139

     Other. The pro forma information included in Note 1, required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, is based on an estimation of the fair value of options issued subsequent to January 1, 1995 using the Black-Scholes stock option valuation model. The aggregate fair value of the nominal number of Valhi options granted during 2002 and 2003 (no options were granted during 2004) was not material. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options. The pro forma impact on net income and basic earnings per share disclosed in Note 1 is not necessarily indicative of future effects on net income or earnings per share. See also Note 21.

Note 15 - Income taxes:

                                                                                 Years ended December 31,
                                                                             2002            2003           2004
                                                                             ----            ----           ----
                                                                                       (In millions)
 Components of pre-tax income - income (loss) from continuing operations:
   United States:
     Contran Tax Group                                                    $(60.2)           $(34.8)      $  75.7
     CompX tax group                                                        (1.9)              6.3           6.1
                                                                          ------            ------       -------
                                                                           (62.1)            (28.5)         81.8
   Non-U.S. subsidiaries                                                    61.4              73.9          (3.7)
                                                                          ------            ------       -------

                                                                          $  (.7)           $ 45.4       $  78.1
                                                                          ======            ======       =======

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%                                $  (.3)           $ 15.9       $  27.3
 Non-U.S. tax rates                                                         (7.2)             (1.5)          (.3)
 Incremental U.S. tax and rate differences
  on equity in earnings of non-tax group
  companies                                                                 (1.5)              2.8           3.5
 Change in deferred income tax valuation
  allowance, net                                                              .4              (7.2)       (311.8)
 Refund of prior year income taxes                                           -               (38.0)         (2.5)
 Change in Belgian income tax law                                           (2.7)              -            -
 U.S. state income taxes, net                                               (1.8)              (.6)          1.0
 Tax contingency reserve adjustment, net                                     2.9              14.7         (18.1)
 Nondeductible expenses                                                      3.4               3.7           5.1
 Other, net                                                                   .9               1.7           7.7
                                                                          ------            ------       -------

                                                                          $ (5.9)           $ (8.5)      $(288.1)
                                                                          ======            ======       =======

 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                                               $ (9.3)           $ (6.6)      $  (9.0)
     Non-U.S.                                                               12.8             (34.0)         17.6
                                                                          ------            ------       -------
                                                                             3.5             (40.6)          8.6
                                                                          ------            ------       -------
   Deferred income taxes (benefit):
     U.S. federal and state                                                 (9.7)               .9         (15.5)
     Non-U.S.                                                                 .3              31.2        (281.2)
                                                                          ------            ------       -------
                                                                            (9.4)             32.1        (296.7)
                                                                          ------            ------       -------

                                                                          $ (5.9)           $ (8.5)      $(288.1)
                                                                          ======            ======       =======

 Comprehensive provision for income taxes (benefit) allocable to:
   Income from continuing operations                                      $ (5.9)           $ (8.5)      $(288.1)
   Discontinued operations                                                   (.2)             (2.6)         (4.6)
   Cumulative effect of change in
    accounting principle                                                     -                  .3          -
   Additional paid-in-capital                                                -                22.5           8.2
   Other comprehensive income:
     Marketable securities                                                  (1.6)              2.1           2.1
     Currency translation                                                    3.9               4.7            .8
     Pension liabilities                                                   (16.4)            (11.5)         (7.3)
                                                                          ------            ------       -------

                                                                          $(20.2)           $  7.0       $(288.9)
                                                                          ======            ======       =======

     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003, the deferred tax valuation allowance relates to Kronos tax jurisdictions in Germany and NL tax jurisdictions in the U.S.

                                                                                   December 31,
                                                           ------------------------------------------------------
                                                                        2003                         2004
                                                           -------------------------      -----------------------
                                                           Assets        Liabilities      Assets      Liabilities
                                                           --------      -----------      ------      -----------
                                                                                 (In millions)
 Tax effect of temporary differences related to:
   Inventories                                              $    .9        $  (3.3)     $   2.6         $  (6.3)
   Marketable securities                                       -             (71.5)         -             (76.3)
   Property and equipment                                      46.3         (108.4)        38.3          (104.6)
   Accrued OPEB costs                                          15.1           -            13.9            -
   Accrued environmental liabilities and
    other deductible differences                               72.9           -           120.1            -
   Other taxable differences                                   -            (205.0)        -             (189.5)
   Investments in subsidiaries and
    affiliates not members of the
    Contran Tax Group                                          27.2          (31.2)        24.9            (5.2)
   Tax loss and tax credit carryforwards                      166.7           -           245.3            -
 Valuation allowance                                         (193.8)          -            -               -
                                                            -------        -------      -------         ----
     Adjusted gross deferred tax assets
     (liabilities)                                            135.3         (419.4)       445.1          (381.9)
 Netting of items by tax jurisdiction                        (113.9)         113.9       (195.9)          195.9
                                                            -------        -------      -------         -------
                                                               21.4         (305.5)       249.2          (186.0)
 Less net current deferred tax asset
  (liability)                                                  14.4           (3.9)         9.7           (24.2)
                                                            -------        -------      -------         -------

     Net noncurrent deferred tax asset
      (liability)                                           $   7.0        $(301.6)     $ 239.5         $(161.8)
                                                           ========        =======      =======         =======

                                                                                   Years ended December 31,
                                                                          ---------------------------------------
                                                                            2002           2003             2004
                                                                            ----           ----             ----
                                                                                        (In millions)

Increase (decrease) in valuation allowance:
  Increase in certain deductible temporary
   differences which the Company believes do
   not meet the "more-likely-than-not"
   recognition criteria                                                   $ 3.8         $   -            $   -
  Recognition of certain deductible tax
   attributes for which the benefit had not
   previously been recognized under the
   "more-likely-than-not" recognition criteria                             (3.4)          (7.2)           (311.8)
  Foreign currency translation                                             21.6           28.2              (3.0)
  Offset to the change in gross deferred
   income tax assets due principally to
   redeterminations of certain tax attributes
   and implementation of certain tax
   planning strategies                                                     10.1          (11.8)            121.0
  Valhi/Tremont merger                                                       -           (10.8)             -
  Other, net                                                                 .1            (.1)             -
                                                                          -----         ------           ----

                                                                          $32.2         $ (1.7)          $(193.8)
                                                                          =====         ======           =======

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

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

     o NL's and NL's majority-owned subsidiary, EMS, 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $26 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at December 31, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15-year time period beginning in 2004. NL has signed the settlement agreement that was prepared by the IRS. The IRS signed the settlement agreement in January 2005, and the case will be closed after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $12.6 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions have been or will be included in NL's taxable income.

     o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at December 31, 2004). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($13 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

     o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

     o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11.4 million ($7.7 million). Kronos is in the process of filing a protest and believes a significant portion of the assessment is without merit.

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

     At December 31, 2003, Kronos had a significant amount of net operating loss carryforwards for German corporate and trade tax purposes, all of which have no expiration date. These net operating loss carryforwards were generated by KII principally during the 1990's when KII had a significantly higher level of outstanding indebtedness than is currently outstanding. For financial reporting purposes, however, the benefit of such net operating loss carryforwards had not previously been recognized because Kronos did not believe they met the "more-likely-than-not" recognition criteria, and accordingly Kronos had a deferred income tax asset valuation allowance offsetting the benefit of such net operating loss carryforwards and Kronos' other tax attributes in Germany. KII had generated positive taxable income in Germany for both German corporate and trade tax purposes since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters. However, offsetting this positive evidence was the fact that prior to the end of 2003, Kronos believed there was significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law and, principally because of the uncertainty caused by this negative evidence, Kronos had concluded the benefit of the net operating loss carryforwards did not meet the "more-likely-than-not" criteria. By the end of 2003, and primarily as a result of a favorable German court ruling in 2003 and the procedures Kronos had completed during 2003 with respect to the filing of certain amended German tax returns (as discussed below), Kronos had concluded that the significant uncertainty regarding its ability to utilize such net operating loss carryforwards under German tax law had been eliminated. However, at the end of 2003, Kronos believed at that time that it would generate a taxable loss in Germany during 2004. Such expectation was based primarily upon then-current levels of prices for TiO2, and the fact that Kronos was experiencing a downward trend in its TiO2 selling prices and Kronos did not have any positive evidence to indicate that the downward trend would improve. If the price trend continued downward throughout all of 2004 (which was a possibility given Kronos' prior experience), Kronos would likely have a taxable loss in Germany for 2004. If the downward trend in prices had abated, ceased, or reversed at some point during 2004, then Kronos would likely have taxable income in Germany during 2004. Accordingly, Kronos continued to conclude at the end of 2003 that the benefit of the German net operating loss carryforwards did not meet the "more-likely-than-not" criteria and that it would not be appropriate to reverse the deferred income tax asset valuation allowance, given the likelihood that Kronos would generate a taxable loss in Germany during 2004. The expectation for a taxable loss in Germany continued through the end of the first quarter of 2004. By the end of the second quarter of 2004, however, Kronos' TiO2 selling prices had started to increase, and Kronos believed its selling prices would continue to increase during the second half of 2004 after Kronos and its major competitors announced an additional round of price increases. The fact that Kronos' selling prices started to increase during the second quarter of 2004, combined with the fact that Kronos and its competitors had announced additional price increases (which based on past experience indicated to Kronos that some portion of the additional price increases would be realized in the marketplace), provided additional positive evidence that was not present at December 31, 2003. Consequently, Kronos' revised projections now reflected taxable income for Germany in 2004 as well as 2005. Accordingly, based on all available evidence, including the fact that (i) KII had generated positive taxable income in Germany since 2000, and starting with the quarter ended December 31, 2002 and for each quarter thereafter, KII had cumulative taxable income in Germany for the most recent twelve quarters, (ii) Kronos was now projecting positive taxable income in Germany for 2004 and 2005 and (iii) the German net operating loss carryforwards have no expiration date, Kronos concluded that the benefit of the net operating loss carryforwards and other German tax attributes now met the "more-likely-than-not" recognition criteria, and that reversal of the deferred income tax asset valuation allowance related to Germany was appropriate. Given the magnitude of the German net operating loss carryforwards and the fact that current provisions of German law limit the annual utilization of net operating loss carryforwards to 60% of taxable income after the first euro 1 million of taxable income, KII believes it will take several years to fully utilize the benefit of such loss carryforwards. However, given the number of years for which Kronos has now generated positive taxable income in Germany, combined with the fact that the net operating loss carryforwards were generated during a time when KII had a significantly higher level of outstanding indebtednesss than it currently has outstanding, and the fact that the net operating loss carryforwards have no expiration date, Kronos concluded it was now appropriate to reverse all of the valuation allowance related to the net operating loss carryforwards because the benefit of such operating loss carryforwards now meet the "more-likely-than-not" recognition criteria. Under applicable GAAP related to accounting for income taxes at interim periods, a change in estimate at an interim period resulting in a decrease in the valuation allowance is segregated into two components, the portion related to the remaining interim periods of the current year and the portion related to all future years. The portion of the valuation allowance reversal related to the former is recognized over the remaining interim periods of the current year, and the portion of the valuation allowance related to the later is recognized at the time the change in estimate is made. Accordingly, Kronos has recognized a $280.7 million income tax benefit in 2004 related to the reversal of such deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally the net operating loss carryforwards). Of such $280.7 million, (i) $8.7 million relates primarily to the utilization of the German net operating loss carryforwards during the first six months of 2004, the benefit of which had previously not met the "more-likely-than-not" recognition criteria, (ii) $268.6 million relates to the valuation allowance reversal recognized as of June 30, 2004 and (iii) $3.4 million relates to the valuation allowance reversal recognized during the last six months of 2004.

     In the first quarter of 2003, KII was notified by the German Federal Fiscal Court that the Court had ruled in KII's favor concerning a claim for refund suit in which KII sought refunds of prior taxes paid during the periods 1990 through 1997. KII and KII's German operating subsidiary were required to file amended tax returns with the German tax authorities to receive refunds for such years, and all of such amended returns were filed during 2003. Such amended returns reflected an aggregate net refund of taxes and related interest to KII and its German operating subsidiary of euro 26.9 million ($32.1 million), and the Company recognized the benefit of these net refunds in its 2003 results of operations. During 2004, the Company recognized the benefit of euro 2.5 million ($3.1 million) related to additional net interest which has accrued on the outstanding refund amount. Assessments and refunds will be processed by year as the respective returns are reviewed by the tax authorities. Certain interest components may also be refunded separately. The German tax authorities have reviewed and accepted the amended returns with respect to the 1990 through 1994 tax years. Through December 2004, KII and its German operating subsidiary had received net refunds of euro 35.6 million ($44.7 million when received). All refunds relating to the periods 1990 to 1997 were received by December 31, 2004. In addition to the refunds for the 1990 to 1997 periods, the court ruling also resulted in a refund of 1999 income taxes and interest for which KII received euro 21.5 million ($24.6 million) in 2003, and the Company recognized the benefit of this refund in the second quarter of 2003.

     At December 31, 2004, (i) Kronos had the equivalent of $671 million and $232 million of the net operating loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date, (ii) Tremont had $6 million of U.S. net operating loss carryforwards expiring in 2018 through 2020, (iii) CompX had $8 million of U.S. net operating loss carryforwards expiring in 2007 through 2018 and (iv) Valhi had $35 million of U.S. net operating loss carryforwards expiring in 2019 through 2024. At December 31, 2004, the U.S. tax attribute carryforwards of Tremont may only be used to offset future taxable income of Tremont and are not available to offset future taxable income of other members of the Contran Tax Group, and the U.S. net operating loss carryforwards of CompX may only be used to offset future taxable income of a subsidiary of CompX acquired prior to 2001, are not available to offset future taxable income of other members of the Contran Tax Group and are limited in utilization to approximately $400,000 per year. In addition, approximately $6 million of Valhi's net operating loss carryforwards may only be used to offset taxable income of NL and are not available to offset future taxable income of other members of the Contran Tax Group.

     In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains several provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005, and a special 85% dividends received deduction for certain dividends received from controlled foreign corporations. Both of these provisions are complex and subject to numerous limitations. The Company is still studying the new law, including the technical guidance related to the two complex provisions noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction or whether it would benefit from the special dividends received deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned. With respect to the special dividends received deduction for certain dividends received from controlled foreign corporations, the Company will likely not be able to complete its evaluation of whether it would benefit from the special dividends received deduction until sometime after the U.S. government has issued clarifying regulations regarding this provision of the Act, the timing for the issuance of which is not known. The aggregate amount of unremitted earnings that is potentially subject to the special dividends received deduction is approximately $662 million at December 31, 2004. The Company is unable to reasonably estimate a range of income tax effects if such unremitted earnings would be repatriated and became eligible for the special dividends received deduction, as the calculation would be extremely complex.

Note 16 - Employee benefit plans:

     Defined benefit plans. The Company maintains various U.S. and foreign defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The funded status of the Company's defined benefit pension plans and, the components of net periodic defined benefit pension cost are presented in the tables below. Effective January 1, 2001, CompX ceased providing future defined pension benefits under its plan in The Netherlands. Certain obligations related to the terminated plan were not fully settled until 2002, at which time CompX recognized a $677,000 settlement gain. See Note 22. At December 31, 2004, the Company currently expects to contribute the equivalent of $9.4 million to all of its defined benefit pension plans during 2005, and aggregate benefit payments to plan participants out of plan assets are expected to be the equivalent of $23.1 million in 2005, $24.6 million in 2006, $23.7 million in 2007, $25.8 million in 2008, $24.8 million in 2009 and $138.1 million during 2010 through 2014.

                                                                                     Years ended December 31,
                                                                                      2003              2004
                                                                                      ----              ----
                                                                                          (In thousands)
 Change in projected benefit obligations ("PBO"):
   Benefit obligations at beginning of the year                                      $ 331,452        $ 409,517
   Service cost                                                                          5,347            6,758
   Interest cost                                                                        20,063           22,219
   Participant contributions                                                             1,357            1,420
   Plan amendments                                                                       3,200                -
   Actuarial losses                                                                     28,583            7,218
   Change in foreign currency exchange rates                                            43,514           30,820
   Benefits paid                                                                       (23,999)         (23,041)
                                                                                     ---------        ---------

       Benefit obligations at end of the year                                        $ 409,517        $ 454,911
                                                                                     =========        =========

 Change in plan assets:
   Fair value of plan assets at beginning of the year                                $ 244,655        $ 263,773
   Actual return on plan assets                                                           (327)          31,951
   Employer contributions                                                               14,838           17,812
   Participant contributions                                                             1,357            1,420
   Change in foreign currency exchange rates                                            27,249           19,983
   Benefits paid                                                                       (23,999)         (23,041)
                                                                                     ---------        ---------

       Fair value of plan assets at end of year                                      $ 263,773        $ 311,898
                                                                                     =========        =========

 Funded status at end of the year:
   Plan assets less than PBO                                                         $(145,744)       $(143,013)
   Unrecognized actuarial losses                                                       143,786          147,264
   Unrecognized prior service cost                                                       8,566            8,757
   Unrecognized net transition obligations                                               5,079            4,878
                                                                                     ---------        ---------

                                                                                     $  11,687        $  17,886
                                                                                     =========        =========

 Amounts recognized in the balance sheet:
   Unrecognized net pension obligations                                              $  13,747        $  13,518
   Accrued pension costs:
     Current                                                                            (8,374)          (9,090)
     Noncurrent                                                                        (90,517)         (77,360)
   Accumulated other comprehensive loss                                                 96,831           90,818
                                                                                     ---------        ---------

                                                                                     $  11,687        $  17,886
                                                                                     =========        =========

                                                                                 Years ended December 31,
                                                                         2002             2003              2004
                                                                         ----             ----              ----
                                                                                      (In thousands)

 Net periodic pension cost:
   Service cost benefits                                                   $  4,538       $  5,347          $  6,758
   Interest cost on PBO                                                      18,387         20,063            22,219
   Expected return on plan assets                                           (18,135)       (19,294)          (20,975)
   Amortization of prior service cost                                           307            354               502
   Amortization of net transition obligations                                   515            733               657
   Recognized actuarial losses                                                1,223          2,423             4,361
                                                                           --------       --------          --------

                                                                           $  6,835       $  9,626          $ 13,522
                                                                           ========       ========          ========

     The weighted-average rate assumptions used in determining the actuarial present value of benefit obligations as of December 31, 2003 and 2004 are presented in the table below. Such weighted-average rates were determined using the projected benefit obligations at each date.

                                                                                           December 31,
            Rate                                                                     2003                 2004
            ----                                                                     ----                 ----

Discount rate                                                                        5.5%                 5.3%
Increase in future compensation levels                                               2.9%                 2.3%

     The weighted-average rate assumptions used in determining the net periodic pension cost for 2002, 2003 and 2004 are presented in the table below. The weighted-average discount rate and the weighted-average increase in future compensation levels were determined using the projected benefit obligations at the beginning of each year, and the weighted-average long-term return on plan assets was determined using the fair value of plan assets at the beginning of each year.

                                                                                   Years ended December 31,
                                                                         -----------------------------------------------
            Rate                                                           2002                2003                2004
--------------------------------------                                     ----                ----                ----

Discount rate                                                              6.3%              6.0%                  5.6%
Increase in future compensation levels                                     2.9%              2.7%                  2.2%
Long-term return on plan assets                                            7.7%              7.4%                  7.8%

     At December 31, 2004, the accumulated benefit obligations for all defined benefit pension plans was approximately $403 million (2003 - $364 million). At December 31, 2004, the projected benefit obligations for all defined benefit pension plans was comprised of $100 million related to U.S. plans and $355 million related to non-U.S. plans (2003 - $86 million and $324 million, respectively). At December 31, 2003 and 2004, all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2004, approximately 52% and 14% of the projected benefit obligations attributable to U.S. plans relate to plans maintained by NL and Kronos, respectively, and 34% relates to a plan maintained by a disposed business unit of Valhi (2003 - 63% relates to NL and Kronos and 37% to the disposed business unit). Kronos and NL use a September 30th measurement date for their defined benefit pension plans, and all other plans use a December 31st measurement date.

     At December 31, 2004, the fair value of plan assets for all defined benefit pension plans was comprised of $82 million related to U.S. plans and $230 million related to non-U.S. plans (2003 - $67 million and $197 million, respectively). At December 31, 2003 and 2004, all of the plan assets attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2004, approximately 54% and 15% of the plan assets attributable to U.S. plans relates to plans maintained by NL and Kronos, respectively, and 31% relates to a plan maintained by a disposed business unit of Valhi (2003 - 66% relates to NL and Kronos and 34% to the disposed business unit).

     At December 31, 2004, the projected benefit obligations, accumulated benefit obligations and fair value of plan assets for all defined benefit pension plans for which the accumulated benefit obligation exceeded the fair value of plan assets were $455 million, $403 million and $312 million, respectively (2003 - $410 million, $364 million and $264 million, respectively). At December 31, 2003 and 2004, approximately 79% and 78%, respectively, of such unfunded amount relates to non-U.S. plans maintained by Kronos, and most of the remainder relates to U.S. plans maintained by NL and the disposed business unit.

     At December 31, 2003 and 2004, substantially all of the assets attributable to U.S. plans were invested in The CMRT, a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates. At December 31, 2004, the asset mix of the CMRT was 77% in U.S. equity securities, 14% in U.S. fixed income securities, 7% in international equity securities and 2% in cash and other investments (2003 - 63%, 24%, 7% and 6%, respectively).

     The CMRT's long-term investment objective is to provide a rate of return exceeding a composite of broad market equity and fixed income indices (including the S&P 500 and certain Russell indicies) utilizing both third-party investment managers as well as investments directed by Mr. Harold Simmons. Mr. Harold Simmons is the sole trustee of the CMRT. The trustee of the CMRT, along with the CMRT's investment committee, of which Mr. Simmons is a member, actively manage the investments of the CMRT. Such parties have in the past, and may in the future, periodically change the asset mix of the CMRT based upon, among other things, advice they receive from third-party advisors and their expectations as to what asset mix will generate the greatest overall return. For the years ended December 31, 2002, 2003 and 2004, the assumed long-term rate of return for plan assets invested in the CMRT was 10%. In determining the appropriateness of such long-rate of return assumption, the Company considered, among other things, the historical rates of return for the CMRT, the current and projected asset mix of the CMRT and the investment objectives of the CMRT's managers. During the 17-year history of the CMRT from its inception in 1987 through December 31, 2004, the average annual rate of return has been approximately 13%.

     At December 31, 2004, plan assets attributable to Kronos' non-U.S. plans related primarily to Germany, Canada and Norway. In determining the expected long-term rate of return on plan asset assumptions for its non-U.S. plans, the Company considers the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of its plans and the expected long-term rates of return for such asset components. In addition, the Company receives advice about appropriate long-term rates of return from the Company's third-party actuaries. Such assumed asset mixes are summarized below: o In Germany, the composition of Kronos' plan assets is established to satisfy the requirements of the German insurance commissioner. The current plan asset allocation at December 31, 2004 was 23% to equity managers and 48% to fixed income managers and 29% to real estate. o In Canada, Kronos' currently has a plan asset target allocation of 65% to equity managers and 35% to fixed income managers, with an expected long-term rate of return for such investments to average approximately 125 basis points above the applicable equity or fixed income index. The current plan asset allocation at December 31, 2004 was 60% to equity managers and 40% to fixed income managers. o In Norway, Kronos' currently has a plan asset target allocation of 14% to equity managers and 62% to fixed income managers and the remainder to liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 4.5% to 6.5% and 2.5%, respectively. The current plan asset allocation at December 31, 2004 was 16% to equity managers, 64% to fixed income managers and the remainder invested primarily in cash and liquid investments.

     The Company regularly reviews its actual asset allocation for each of its plans, and periodically rebalances the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

     Defined contribution plans. The Company maintains various defined contribution pension plans with Company contributions based on matching or other formulas. Defined contribution plan expense related to the Company's consolidated business segments approximated $2 million in each of 2002, 2003 and 2004.

     Postretirement benefits other than pensions. Certain subsidiaries currently provide certain health care and life insurance benefits for eligible retired employees. The components of the periodic OPEB cost and accumulated OPEB obligations are presented in the tables below. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. At December 31, 2004, the expected rate of increase in future health care costs ranges from 8% to 9.3% in 2005, declining to rates of between 4% to 5.5% in 2010 and thereafter (2003 - 8% to 10.4% in 2004, declining to 4% to 5.5% in 2010 and thereafter). If the health care cost trend rate was increased (decreased) by one percentage point for each year, OPEB expense would have increased by $198,000 (decreased by $196,000) in 2004, and the actuarial present value of accumulated OPEB obligations at December 31, 2004 would have increased by $2.5 million (decreased by $2.3 million). At December 31, 2004, the Company currently expects to contribute the equivalent of approximately $4.5 million to all of its OPEB plans during 2005, and aggregate benefit payments to OPEB plan participants are expected to be the equivalent of $4.5 million in 2005, $4.1 million in 2006, $4.2 million in 2007, $4.1 million in 2008, $4.0 million in 2009 and $17.3 million during 2010 through 2014.

                                                                                     Years ended December 31,
                                                                                     --------------------------
                                                                                      2003             2004
                                                                                      ----             ----
                                                                                          (In thousands)

 Change in accumulated OPEB obligations:
   Obligations at beginning of the year                                               $ 48,866        $ 46,177
   Service cost                                                                            152             232
   Interest cost                                                                         2,820           2,418
   Plan amendments                                                                           -          (2,044)
   Actuarial gains                                                                      (1,278)         (4,925)
   Change in foreign currency exchange rates                                               772             411
   Benefits paid                                                                        (5,155)         (5,666)
                                                                                      --------        --------

   Obligations at end of the year                                                     $ 46,177        $ 36,603
                                                                                      ========        ========

 Change in plan assets:
   Employer contributions                                                             $  5,155        $  5,666
   Benefits paid                                                                        (5,155)         (5,666)
                                                                                      --------        --------

   Fair value of plan assets at end of the year                                       $   -           $   -
                                                                                      ========        =========

 Funded status at end of the year:
   Plan assets less than benefit obligations                                          $(46,177)       $(36,603)
   Unrecognized net actuarial losses (gains)                                             4,364            (606)
   Unrecognized prior service credit                                                    (1,633)         (2,818)
                                                                                      --------        --------

                                                                                      $(43,446)       $(40,027)
                                                                                      ========        =========

 Accrued OPEB costs recognized in the balance sheet:
   Current                                                                            $ (6,036)       $ (5,039)
   Noncurrent                                                                          (37,410)        (34,988)
                                                                                      --------        --------

                                                                                      $(43,446)       $(40,027)
                                                                                      ========        =========

                                                                              Years ended December 31,
                                                                        --------------------------------------
                                                                         2002           2003           2004
                                                                         ----           ----           ----
                                                                                   (In thousands)

 Net periodic OPEB cost (credit):
   Service cost                                                          $   103        $   152         $  232
   Interest cost                                                           3,030          2,820          2,418
   Expected return on plan assets                                             (3)             -              -
   Amortization of prior service credit                                   (2,516)        (2,075)          (859)
   Recognized actuarial gains                                                (59)            38            192
                                                                         -------        -------         ------

                                                                         $   555        $   935         $1,983
                                                                         =======        =======         ======


     The weighted average discount rate used in determining the actuarial present value of benefit obligations as of December 31, 2004 was 5.7% (2003 - 5.9%). Such weighted average rate was determined using the projected benefit obligations as of such dates. The impact of assumed increases in future compensation levels does not have a material effect on the actuarial present value of the benefit obligations as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     The weighted average discount rate used in determining the net periodic OPEB cost for 2004 was 5.9% (2003 - 6.4%; 2003 - 7.0%). Such weighted average rate was determined using the projected benefit obligations as of the beginning of each year. The impact of assumed increases in future compensation levels does not have a material effect on the net periodic OPEB cost as substantially all of such benefits relate solely to eligible retirees, for which compensation is not applicable.

     As of December 31, 2003 and 2004, the accumulated benefit obligations for all OPEB plans was equal to the projected benefit obligations. At December 31, 2004, the projected benefit obligations for all OPEB plans was comprised of $31.2 million related to U.S. plans and $5.4 million related to non-U.S. plans (2003 - $40.6 million and $5.5 million, respectively). At December 31, 2003 and 2004, all of the projected benefit obligations attributable to non-U.S. plans relates to plans maintained by Kronos. At December 31, 2004, approximately 51% and 16% of the projected benefit obligations attributable to U.S. plans relates to plans maintained by NL and Kronos, respectively, and 32% relates to a plan maintained by Tremont (2003 - 69% maintained by NL and Kronos and 31% maintained by Tremont). Kronos and NL use a September 30th measurement date for their OPEB plans, and Tremont uses a December 31st measurement date.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare 2003 Act") introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. During the third quarter of 2004, the Company determined that benefits provided by its two U.S. plans are actuarially equivalent to the Medicare Part D benefit and therefore the Company is eligible for the federal subsidy provided for by the Medicare 2003 Act for those plans. The effect of such subsidy, which is accounted for prospectively from the date actuarial equivalence was determined, as permitted by and in accordance with FASB Staff Position No. 106-2, did not have a material impact on the applicable accumulated postretirement benefit obligation, and will not have a material impact on the net periodic OPEB cost going forward.

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

     Receivables from and payables to affiliates are summarized in the table below.

                                                                                             December 31,
                                                                                        -------------------------
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                            (In thousands)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                             $  -        $ 4,929
     Income taxes                                                                            -               531
   TIMET                                                                                       50             24
   Other                                                                                      267           -
                                                                                          -------        -------

                                                                                          $   317        $ 5,484
                                                                                          =======        =======

 Noncurrent receivable from affiliate -
   loan to Contran family trust                                                           $14,000        $10,000
                                                                                          =======        =======

 Current payables to affiliates:
   Louisiana Pigment Company                                                              $ 8,560        $ 8,844
   Contran:
     Demand loan                                                                            7,332           -
     Income taxes                                                                           3,759              -
     Trade items                                                                            1,790          2,753
   Other                                                                                       13             10
                                                                                          -------        -------

                                                                                          $21,454        $11,607
                                                                                          =======        =======

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

     Prior to 2002, EMS, NL's majority-owned environmental management subsidiary, entered into a $25 million revolving credit facility with one of the family trusts discussed in Note 1 ($10 million outstanding at December 31,
2004).  The loan bears  interest at prime,  is due on demand with 60 days notice and is collateralized by certain shares of Contran's Class A common stock and Class E cumulative preferred stock held by the trust. The value of the collateral is dependent, in part, on the value of the Company as Contran's beneficial ownership interest in the Company is one of Contran's more substantial assets. The terms of this loan were approved by special committees of both NL's and EMS' respective board of directors composed of independent directors. At December 31, 2004, $15 million is available for borrowing by the family trust, and the loan has been classified as a noncurrent asset because EMS does not presently intend to demand repayment within the next 12 months.

     During 2002, 2003 and 2004, Valhi borrowed varying amounts from Contran, and during 2004 Contran borrowed varying amounts from Valhi, pursuant to the terms of demand notes. Such unsecured borrowings bear interest at a rate of prime less .5%.

     Interest income on all loans to related parties, including EMS' loan to one of the Contran family trusts, was $964,000 in 2002, $723,000 in 2003 and $645,000 in 2004. Interest expense on all loans from related parties was $922,000 in 2002, $154,000 in 2003 and $131,000 in 2004 and relates solely to borrowings from Contran.

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

     The net ISA fees charged by Contran to the Company, including NL, Kronos, Tremont, TIMET, CompX and Waste Control Specialists, aggregated approximately $9.6 million in 2002, $10.0 million in 2003 and $17.3 million in 2004. The increase in the aggregate ISA fee charged to the Company in 2004 is due primarily to approximately 30 staff positions who had previously been compensated by NL and Kronos, who in 2004 commenced being compensated by Contran. TIMET had an ISA with Tremont whereby TIMET provided certain services to Tremont for approximately $400,000 in 2002 and $180,000 in 2003. NL had an ISA with TIMET whereby NL provided certain services to TIMET for approximately $300,000 in 2002 and $14,000 in 2003. Certain other subsidiaries of the Company are also parties to similar ISAs among themselves, and expenses associated with these agreements are eliminated in Valhi's consolidated financial statements.

     Tall Pines Insurance Company (including a predecessor company, Valmont Insurance Company, which was merged into Tall Pines in December 2004) and EWI RE, Inc. provide for or broker certain insurance policies for Contran and certain of its subsidiaries and affiliates, including the Company. Tall Pines is wholly-owned by Tremont, and EWI is wholly-owned by NL. Prior to January 2002, an entity controlled by one of Harold C. Simmons' daughters owned a majority of EWI, and Contran owned the remainder of EWI. In January 2002, NL purchased EWI from its previous owners for an aggregate cash purchase price of approximately $9 million. See Note 3. The purchase was approved by a special committee of NL's board of directors consisting of two of its independent directors, and the purchase price was negotiated by the special committee based upon its consideration of relevant factors, including but not limited to due diligence performed by independent consultants and an appraisal of EWI conducted by an independent third party selected by the special committee. Consistent with insurance industry practices, Tall Pines and EWI receive commissions from the insurance and reinsurance underwriters for the policies that they provide or broker. The Company expects that these relationships with Tall Pines and EWI will continue in 2005.

     Contran and certain of its subsidiaries and affiliates, including the Company, purchase certain of their insurance policies as a group, with the costs of the jointly-owned policies apportioned among the participating companies. With respect to certain of such policies, it is possible that unusually large losses incurred by one or more insureds during a given policy period could leave the other participating companies without adequate coverage under that policy for the balance of the policy period. As a result, Contran and certain of its subsidiaries and affiliates, including the Company, have entered into a loss sharing agreement under which any uninsured loss is shared by those entities who have submitted claims under the relevant policy. The Company believes the benefits in the form of reduced premiums and broader coverage associated with the group coverage for such policies justifies the risk associated with the potential of any uninsured loss.

     Basic Management, Inc., among other things, provides utility services (primarily water distribution, maintenance of a common electrical facility and sewage disposal monitoring) to TIMET and other manufacturers within an industrial complex located in Nevada. The other owners of BMI are generally the other manufacturers located within the complex. Power transmission and sewer services are provided on a cost reimbursement basis, similar to a cooperative, while water delivery is currently provided at the same rates as are charged by BMI to an unrelated third party. Amounts paid by TIMET to BMI for these utility services were $1.0 million in 2002, $1.2 million in 2003 and $1.3 million in 2004. TIMET also paid BMI an electrical facilities upgrade fee of $1.3 million in each of 2002, 2003 and 2004. Such fee is scheduled to decline to $800,000 annually for 2005 through 2009, and then terminates completely after January 2010.

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

     COAM Company is a partnership which has sponsored research agreements with the University of Texas Southwestern Medical Center at Dallas to develop and commercially market a safe and effective treatment for arthritis (the "Arthritis Research Agreement") and to develop and commercially market patents and technology resulting from a cancer research program (the "Cancer Research Agreement"). At December 31, 2004, COAM partners are Contran, Valhi and another Contran subsidiary. Harold C. Simmons is the manager of COAM. The final payment under the Arthritis Research Agreement was made in 2004. The Cancer Research Agreement, as amended, provides for funds of up to $22 million through 2015. Funding requirements pursuant to the Arthritis and Cancer Research Agreements are without recourse to the COAM partners and the partnership agreement provides that no partner shall be required to make capital contributions. Capital contributions are expensed as paid. The Company's contributions to COAM were nil in each of the past three years, and the Company does not currently expect it will make any capital contributions to COAM in 2005.

     Amalgamated Research, Inc., a wholly-owned subsidiary of the Company, conducts certain research and development activities within and outside the sweetener industry for The Amalgamated Sugar Company LLC and others. Amalgamated Research has also granted to The Amalgamated Sugar Company LLC a non-exclusive, perpetual royalty-free license to use all currently existing or hereafter developed technology which is applicable to sugar operations and provides for certain royalties to The Amalgamated Sugar Company from future sales or licenses of the subsidiary's technology. Research and development services charged to The Amalgamated Sugar Company LLC were $849,000 in 2002, $865,000 in 2003 and $956,000 in 2004. The Amalgamated Sugar Company LLC also provides certain administrative services to Amalgamated Research. The cost of such services provided by the LLC, based upon estimates of the time devoted by employees of the LLC to the affairs of Amalgamated Research, and the compensation of such persons, is netted against the agreed-upon research and development services fee paid by the LLC to Amalgamated Research.

Note 18 - Commitments and contingencies:

Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association, which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

     The plaintiffs in these actions generally seek to impose on the defendants responsibility for lead paint abatement and asserted health concerns associated with the use of lead-based paints, including damages for personal injury, contribution and/or indemnification for medical expenses, medical monitoring expenses and costs for educational programs. A number of cases are inactive or have been dismissed or withdrawn. Most of the remaining cases are in various pre-trial stages. Some are on appeal following dismissal or summary judgment rulings in favor of the defendants. In addition, various other cases are pending (in which NL is not a defendant) seeking recovery for injury allegedly caused by lead pigment and lead-based paint. Although NL is not a defendant in these cases, the outcome of these cases may have an impact on additional cases being filed against NL in the future.

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases.

     Whether insurance coverage for defense costs or indemnity or both will be found to exist for lead pigment litigation depends on a variety of factors, and there can be no assurance that such insurance coverage will be available. NL has not considered any potential insurance recoveries for lead pigment litigation in determining related accruals.

     Environmental matters and litigation.

     General. The Company's operations are governed by various environmental laws and regulations. Certain of the Company's operations are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain past and current operations and products of the Company have the potential to cause environmental or other damage. The Company has implemented and continues to implement various policies and programs in an effort to minimize these risks. The Company's policy is to maintain compliance with applicable environmental laws and regulations at all of its plants and to strive to improve its environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under U.S. and foreign statutes, resolution of which typically involves the establishment of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies thereunder, could adversely affect the Company's production, handling, use, storage, transportation, sale or disposal of such substances. The Company believes all of its plants are in substantial compliance with applicable environmental laws.

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

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At December 31, 2003 and 2004, no receivables for recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the past three years is presented in the table below.

                                                                            Years ended December 31,
                                                                   --------------------------------------------
                                                                    2002              2003              2004
                                                                    ----              ----              ----
                                                                                 (In thousands)

 Balance at the beginning of the year                               $110,640         $101,166          $ 86,681
 Additions charged to expense                                         12,777           29,524             2,477
 Payments                                                            (22,251)         (44,009)          (12,392)
                                                                    --------         --------          --------

 Balance at the end of the year                                     $101,166         $ 86,681          $ 76,766
                                                                    ========         ========          ========

 Amounts recognized in the balance sheet:
   Current liability                                                                 $ 24,956          $ 21,316
   Noncurrent liability                                                                61,725            55,450
                                                                                     --------          --------

                                                                                     $ 86,681          $ 76,766
                                                                                     ========          ========

     NL. Certain properties and facilities used in NL's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, NL has been named as a defendant, PRP, or both, pursuant to CERCLA, and similar state laws in approximately 60 governmental and private actions associated with waste disposal sites, mining locations and facilities currently or previously owned, operated or used by NL, or its subsidiaries or their predecessors, certain of which are on the U.S. EPA's Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although NL may be jointly and severally liable for such costs, in most cases, it is only one of a number of PRPs who may also be jointly and severally liable.

     On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. See Note 12. At December 31, 2004, NL had accrued $68 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $93 million. NL's estimates of such liabilities have not been discounted to present value.

     At December 31, 2004, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At December 31, 2004, NL had $19 million in restricted cash equivalents and marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures (2003 - $24 million). Use of such restricted balances does not affect the Company's consolidated net cash flows. Such restricted balances declined by approximately $35 million during 2003 due primarily to a $30.8 million payment made by NL related to the final settlement of one of NL's sites.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.7 million at December 31, 2004) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2007. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at December 31, 2004 for any such cost. The amount accrued at December 31, 2004 represents Tremont's estimate of the costs to be incurred through 2007 with respect to the interim remediation measures.

     TIMET. TIMET and BMI entered into an agreement in 1999 providing that upon BMI's payment to TIMET of the cost to design, purchase and install a new wastewater neutralization facility necessary to allow TIMET to stop discharging liquid and solid effluents and co-products into settling ponds located on certain lands owned by TIMET adjacent to its Nevada facility (the "TIMET Pond Property"), TIMET would convey the TIMET Pond Property to BMI, at no additional cost. In November 2004, TIMET and BMI entered into several agreements which superceded the 1999 agreement. Under these new agreements, TIMET conveyed the TIMET Pond Property to BMI in exchange for (i) $12.0 million cash, (ii) BMI's assumption of the liability for certain environmental issues associated with the TIMET Pond Property, including certain possible groundwater issues and (iii) other consideration, including TIMET's potential receipt of an additional $3.3 million from BMI in the event that BMI is unable to add TIMET to certain insurance policies by a specified date.. TIMET will continue to use certain of the settling ponds located on the TIMET Pond Property pursuant to a lease until a wastewater treatment facility is operational, construction of which TIMET currently expects to be completed during the second quarter of 2005.

     TIMET is also continuing assessment work with respect to its own active plant site in Nevada. TIMET currently has $4.3 million accrued based on the undiscounted cost estimates of the probable costs for remediation of these sites, which TIMET expects will be paid over a period of up to thirty years.

     At December 31, 2004, TIMET had accrued approximately $4.5 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $7.0 million.

     Other. The Company has also accrued approximately $6.3 million at December 31, 2004 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending, down from cases involving approximately 32,000 plaintiffs from one year ago. Of these plaintiffs, approximately 4,700 are represented by five cases pending in Mississippi state courts and approximately 5,000 are represented by four cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation pending in the United States District Court for the Eastern District of Pennsylvania. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     Kronos' Belgian subsidiary and certain of its employees are the subject of civil and criminal proceedings relating to an accident that resulted in two fatalities at NL's Belgian facility in 2000. In May 2004, the court ruled and, among other things, imposed a fine of euro 200,000 against Kronos and fines aggregating less than euro 40,000 against various Kronos employees. Kronos and the individual employees have appealed the ruling.

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

Other matters

     Concentrations of credit risk. Sales of TiO2 accounted for substantially all of Kronos' sales during the past three years. TiO2 is generally sold to the paint, plastics and paper industries, which are generally considered "quality-of-life" markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. TiO2 is sold to over 4,000 customers and the ten largest customers accounted for about one-fourth of chemicals sales. In each of the past three years, approximately one-half of NL's TiO2 sales volume were to Europe with about 30% to 40% attributable to North America.

     Component products are sold primarily to original equipment manufacturers in North America and Europe. In 2004, the ten largest customers accounted for approximately 43% of component products sales (2003 - 44%; 2002 - 38%).

     The majority of TIMET's sales are to customers in the aerospace industry, including airframe and engine manufacturers. TIMET's ten largest customers accounted for about 43% of its sales in 2002, 44% in 2003 and 48% in 2004.

     At December 31, 2004, consolidated cash, cash equivalents and restricted cash includes $120.9 million invested in U.S. Treasury securities purchased under short-term agreements to resell (2003 - $38 million), all of which are held in trust for the Company by a single U.S. bank (2003 - $17 million). At December 31, 2004, consolidated cash, cash equivalents and restricted cash includes approximately $96 million on deposit at a single U.S. bank (2003 - $328,000).

     Capital expenditures. At December 31, 2004, firm commitments for capital projects in process approximated $10.0 million, of which $6.7 million relates to Kronos' TiO2 facilities and the remainder relates to CompX.

     Royalties. Royalty expense, which relates principally to the volume of certain products manufactured in Canada and sold in the United States under the terms of a third-party patent license agreement approximated $700,000 in 2002, $450,000 in 2003 and $222,000 in 2004.

     Long-term contracts. Kronos has certain long-term supply contracts that provide for Kronos' TiO2 feedstock requirements through 2009. The agreements require Kronos to purchase certain minimum quantities of feedstock with purchase commitments aggregating approximately $525 million at December 31, 2004. CompX's open purchase orders and contractual obligations, primarily commitments to purchase raw materials, approximated $12.6 million at December 31, 2004.

     TIMET has a long-term supply agreement with Boeing pursuant to which Boeing advanced TIMET $28.5 million for each of 2002, 2003, 2004 and 2005, and Boeing is required to advance TIMET $28.5 million annually from 2006 through 2007. The agreement is structured as a take-or-pay agreement such that Boeing, beginning in calendar year 2002, will forfeit a proportionate part of the $28.5 million annual advance, or effectively $3.80 per pound, in the event that its annual orders or those of Boeing's subcontractors for delivery for such calendar year are less than 7.5 million pounds. TIMET can only be required, however, to deliver up to 3 million pounds per quarter. Under a separate agreement, TIMET must establish and hold buffer stock for Boeing at TIMET's facilities, for which Boeing pays TIMET as such stock is produced.

     In addition to its agreement with Boeing, TIMET has long-term supply agreements with certain other major aerospace customers, including, among others, Rolls-Royce plc and its German and U.S. affiliates, United Technologies Corporation (Pratt & Whitney and related companies) and Wyman-Gordon Company (a unit of Precision Castparts Corporation). These agreements expire in 2007 through 2008, subject to certain conditions, and generally provide for (i) minimum market shares of the customers' titanium requirements or firm annual volume commitments and (ii) fixed or formula-determined prices. Certain of these agreements also contain market pricing provisions that may, under certain circumstances, become applicable. Generally, the agreements require TIMET's service and product performance to meet specified criteria, and also contain a number of other terms and conditions customary in transactions of these types. In certain events of nonperformance by TIMET or the customer, the agreements may be terminated early.

     TIMET also has a long-term agreement with VALTIMET, a manufacturer of welded stainless steel and titanium tubing principally for industrial markets. TIMET owns 44% of VALTIMET at December 31, 2004. The agreement was entered into in 1997 and expires in 2007. Under the agreement, VALTIMET has agreed to purchase a certain percentage of its titanium requirements from TIMET. Selling prices are formula determined, subject to certain conditions. Certain provisions of this contract have been amended in the past and may be amended in the future to meet changing business conditions.

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

     Operating leases. Kronos' principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease expiring in 2050. The Leverkusen facility, with approximately one-third of Kronos' current TiO2 production capacity, is located within the lessor's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with the lessor for periods of at least two years at a time. Under a separate supplies and services agreement expiring in 2011, the lessor provides some raw materials, auxiliary and operating materials and utilities services necessary to operate the Leverkusen facility. Both the lease and the supplies and services agreements restrict ownership and use of the Leverkusen facility.

     The Company also leases various other manufacturing facilities and equipment. Some of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Rent expense related to continuing operations approximated $12 million in 2002, $13 million in 2003 and $12 million in 2004. At December 31, 2004, future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year were as follows:

 Years ending December 31,                                                                           Amount
                                                                                                 (In thousands)

   2005                                                                                               $ 5,701
   2006                                                                                                 4,076
   2007                                                                                                 3,306
   2008                                                                                                 2,688
   2009                                                                                                 2,121
   2010 and thereafter                                                                                 21,613
                                                                                                      -------

                                                                                                      $39,505
                                                                                                      =======

     Approximately $25.3 million of the $39.5 million aggregate future minimum rental commitments at December 31, 2004 relates to Kronos' Leverkusen facility lease discussed above. The minimum commitment amounts for such lease included in the table above for each year through the 2050 expiration of the lease are based upon the current annual rental rate as of December 31, 2004.

     Other. TIMET is the primary obligor on workers' compensation bonds having a maximum aggregate obligation of $3.0 million that were issued on behalf of a divested subsidiary that is currently under Chapter 11 bankruptcy protection. The issuers of the bonds have been required to make payments on the bonds for applicable claims and have requested reimbursement from TIMET. Through December 31, 2004, TIMET has reimbursed the issuer approximately $1.1 million under these bonds, and $600,000 remains accrued for future payments. TIMET may revise its estimated liability under these bonds in the future as additional facts become known or claims develop.

Note 19 - Accounting principles newly adopted in 2002, 2003 and 2004:

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

     As discussed in Note 9, the Company has assigned its goodwill to four reporting units (as that term is defined in SFAS No. 142). Goodwill attributable to the chemicals operating segment was assigned to the reporting unit consisting of Kronos in total. Goodwill attributable to the component products operating segment was assigned to three reporting units within that operating segment, one consisting of CompX's security products operations, one consisting of CompX's European operations and one consisting of CompX's Candaian and Taiwanese operations. Under SFAS No. 142, such goodwill will be deemed to not be impaired if the estimated fair value of the applicable reporting unit exceeds the respective net carrying value of such reporting unit, including the allocated goodwill. If the fair value of the reporting unit is less than carrying value, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value (up to a maximum impairment equal to the carrying value of the goodwill). The implied fair value of reporting unit goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit (including unrecognized intangible assets) as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

     In determining the estimated fair value of the Kronos reporting unit, the Company will consider quoted market prices for Kronos' common stock, as adjusted for an appropriate control premium. The Company will also use other appropriate valuation techniques, such as discounted cash flows, to estimate the fair value of the three CompX reporting units.

     The Company completed its initial, transitional goodwill impairment analysis under SFAS No. 142 as of January 1, 2002, and no goodwill impairments were deemed to exist as of such date. In accordance with the requirements of SFAS No. 142, the Company began reviewing the goodwill of its four reporting units for impairment during the third quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. No goodwill impairments were deemed to exist as a result of the Company's annual impairment reviews completed during 2002, 2003 and 2004. However, as a result of CompX's decision to dispose of its European operations, the Company recognized a goodwill impairment charge in the fourth quarter of 2004. See Notes 9 and 22.

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

     Guarantees. The Company complied with the disclosure requirements of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. As required by the transition provisions of FIN No. 45, beginning in 2003 the Company will apply the recognition and initial measurement provisions of this FIN on a prospective basis for any guarantees issued or modified after December 31, 2002. The Company is not a party to any such guarantee at December 31, 2003 or 2004.

     Asset retirement obligations; closure and post closure costs. Through December 31, 2002, the Company provided for the estimated closure and post-closure monitoring costs of its waste disposal facility over the operating life of the facility as airspace was consumed. Such costs were estimated based on the technical requirements of applicable state or federal regulations, whichever were stricter, and included such items as final cap and cover on the site, methane gas and leachate management and groundwater monitoring. Cost estimates were based on management's judgment and experience and information available from regulatory agencies as to costs of remediation. These estimates were sometimes a range of possible outcomes. In such cases, the Company provided for the amount within the range which constituted its best estimate. If no amount within the range appeared to be a better estimate than any other amount, the Company provided for at least the minimum amount within the range.

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

                                                                                                          Amount
                                                                                                      -------------
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
                                                                                                        =====

     The change in the asset retirement obligations from January 1, 2003 ($1.3 million) to December 31, 2003 ($1.7 million) is due primarily to accretion expense, which is reported as a component of cost of good sold. The change in the asset retirement obligations from December 31, 2003 to December 31, 2004 ($1.4 million) is due primarily to the net effects of accretion expense as well as a $492,000 payment charged to the asset retirement obligation related to the settlement of a portion of the retirement obligations related to the Company's waste management operations.

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

     Variable interest entities. The Company complied with the consolidation requirements of FASB Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended, as of March 31, 2004. The Company does not have any involvement with any variable interest entity (as that term is defined in FIN No. 46R) covered by the scope of FIN No. 46R that would require the Company to consolidate such entity under FIN No. 46R which had not already been consolidated under prior applicable GAAP, and therefore the impact to the Company of adopting the consolidation requirements of FIN No. 46R was not material.

Note 20 - Accounting principles not yet adopted:

     Inventory costs. The Company will adopt SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, for inventory costs incurred on or after January 1, 2006. SFAS No. 151 requires that the allocation of fixed production overhead costs to inventory shall be based on normal capacity. Normal capacity is not defined as a fixed amount; rather, normal capacity refers to a range of production levels expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance shutdowns. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of idle plant or production levels below the low end of normal capacity, but instead a portion of fixed overhead costs is charged to expense as incurred. Alternatively, in periods of production above the high end of normal capacity, the amount of fixed overhead costs allocated to each unit of production is decreased so that inventories are not measured above cost. SFAS No. 151 also clarifies existing GAAP to require that abnormal freight and wasted materials (spoilage) are to be expensed as incurred. The Company believes its production cost accounting already complies with the requirements of SFAS No. 151, and the Company does not expect adoption of SFAS No. 151 will have a material effect on its consolidated financial statements.

     Stock options. The Company will adopt SFAS No. 123R, Share-Based Payment, as of July 1, 2005. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after July 1, 2005, and to all awards existing as of June 30, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of July 1, 2005, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of June 30, 2005 over the remaining vesting period. Because the number of non-vested awards as of June 30, 2005 with respect to options granted by Valhi and its subsidiaries and affiliates is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should Valhi or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

     Impairment of investments. In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-01, the effective date of which is still pending based upon a deferral granted by the Financial Accounting Standards Board, provides guidance for determining when an investment covered by its scope is considered impaired, whether any impairment is other than temporary and the date when an impairment loss is to be recognized. The Company does not currently expect compliance with EITF No. 03-01 will have a material affect on its consolidated financial statements, whenever it becomes effective.

Note 21 - Financial instruments:

                                                                                     December 31,
                                                                       -------------------------------------------
                                                                                2003                  2004
                                                                       -------------------    --------------------
                                                                       Carrying      Fair      Carrying      Fair
                                                                        amount      value       amount       value
                                                                       --------    -------    --------      ------
                                                                                       (In millions)

 Cash, cash equivalents and restricted cash
  equivalents                                                          $123.2     $  123.2     $277.9     $  277.9

 Marketable securities:
   Current                                                             $  6.1     $    6.1     $  9.4     $    9.4
   Noncurrent                                                           176.9        176.9      176.8        176.8

 Loan to Snake River Sugar Company                                     $ 80.0     $  111.5     $ 80.0     $   96.3

 Long-term debt (excluding capitalized leases):
   Publicly-traded fixed rate debt -
     KII Senior Secured Notes                                          $356.1     $  356.1     $519.2     $  549.1
   Snake River Sugar Company loans                                      250.0        250.0      250.0        250.0
   Other fixed-rate debt                                                   .1           .1         .6           .6
   Variable rate debt                                                    31.0         31.0       13.6         13.6

 Minority interest in:
   NL common stock                                                     $ 31.3     $   87.0     $ 70.2     $  178.8
   Kronos common stock                                                   11.1         75.8       29.6        125.3
   CompX common stock                                                    48.4         30.4       49.2         79.4

 Valhi common stockholders' equity                                     $659.7     $1,798.0     $989.5     $1,934.2

     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, Kronos and CompX and Valhi's common stockholders' equity are all based upon quoted market prices at each balance sheet date. The fair value of the Company's investment in The Amalgamated Sugar Company LLC is based upon the $250 million redemption price of such investment, less the $80 million outstanding balance of the Company's loan to Snake River Sugar Company. The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10.

     Certain of the Company's sales generated by its non-U.S. operations are denominated in U.S. dollars. The Company periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at December 31, 2004, the Company held a series of contracts maturing through March 2005 to exchange an aggregate of U.S. $7.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.19 to Cdn. $1.23 per U.S. dollar (2003 - contracts maturing through February 2004 to exchange an aggregate of U.S. $4.2 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.30 to Cdn. $1.33 per U.S. dollar). At December 31, 2003 and 2004, the actual exchange rate was Cdn. $1.31 and Cdn. $1.21 per U.S. dollar, respectively. The estimated fair values of such foreign currency forward contracts at December 31, 2003 and 2004 is insignificant.

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

     The Company periodically uses interest rate swaps and other types of contracts to manage interest rate risk with respect to financial assets or liabilities. The Company has not entered into these contracts for trading or speculative purposes in the past, nor does the Company currently anticipate entering into such contracts for trading or speculative purposes in the future. The Company was not a party to any such contract during 2002, 2003 or 2004.

Note 22 - Discontinued operations:

     In December 2004, CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 3), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheets or statements of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill. See Note 9.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.6 million. The net proceeds consisted of approximately $18.4 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company will no longer include the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout approximated the net realizable value estimated at the time the goodwill impairment charge was recognized.

     Condensed income statement data for Thomas Regout is presented below. The $6.5 million goodwill impairment charge is included in Thomas Regout's operating loss for 2004. Interest expense included in discontinued operations represents interest on certain intercompany indebtedness with CompX, which indebtedness arose at the time of CompX's acquisition of such operations prior to 2002 and corresponded to certain third-party indebtedness CompX incurred at the time such operations were acquired. Discontinued operations in 2004 includes a $4.2 million income tax benefit associated with the U.S. capital loss expected to be realized in the first quarter of 2005 upon completion of the sale of the Thomas Regout operations. Recognition of the benefit of such capital loss by the Company is appropriate under GAAP in the fourth quarter of 2004 at the time such operations were classified as held for sale.

                                                                            Years ended December 31,
                                                                    ----------------------------------------
                                                                    2002              2003              2004
                                                                    ----              ----              ----
                                                                                  (In millions)

 Net sales                                                          $ 31.3           $ 35.3            $ 41.7
                                                                    ======           ======            ======

 Operating income (loss)                                            $   .1           $ (5.5)           $ (3.5)
 Pension settlement gain                                                .7             -                 -
 Interest expense                                                     (1.3)            (1.4)             (1.5)
 Income tax benefit                                                     .2              2.6               4.6
 Minority interest in losses                                            .1              1.4               4.1
                                                                    ------           ------            ------

       Net income (loss)                                            $  (.2)          $ (2.9)           $  3.7
                                                                    ======           ======            ======

     Condensed balance sheet data for Thomas Regout, included in the Company's consolidated balance sheets, is presented below.

                                                                                              December 31,
                                                                                          -------------------
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                             (In millions)

 Current assets                                                                           $12.7          $18.0
 Noncurrent assets                                                                         25.9           11.0
                                                                                          -----          -----

                                                                                          $38.6          $29.0
                                                                                          =====          =====

 Current liabilities                                                                      $ 7.1          $ 5.0
 Net assets                                                                                31.5           24.0
                                                                                          -----          -----

                                                                                          $38.6          $29.0
                                                                                          =====          =====


     Included in the net assets of Thomas Regout are certain intercompany loans payable by Thomas Regout to CompX which are eliminated in the Company's consolidated balance sheet.

Note 23 -      Quarterly results of operations (unaudited):

                                                                                 Quarter ended
                                                       --------------------------------------------------------
                                                       March 31         June 30        Sept. 30         Dec. 31
                                                       --------         -------        --------         -------
                                                                 (In millions, except per share data)

 Year ended December 31, 2003

 Net sales                                              $296.7          $309.5         $287.5           $292.5
 Operating income                                         30.7            29.9           31.5             27.8

 Income from continuing operations                      $  2.0          $ 18.4         $ 10.3           $ 11.1
 Discontinued operations                                   (.4)            (.6)          (1.5)             (.4)
 Cumulative effect of change in
  accounting principle                                      .6             -              -                -
                                                        ------          ------         ------           ----

       Net income                                       $  2.2          $ 17.8         $  8.8           $ 10.7
                                                        ======          ======         ======           ======

 Per basic share:
   Continuing operations                                $  .01          $  .15         $  .08           $  .09
   Discontinued operations                                 -               -             (.01)             -
   Cumulative effect of change
    in accounting principle                                .01             -              -                -
                                                        ------          ------         ------           ----

                                                        $  .02          $  .15         $  .07           $  .09
                                                        ======          ======         ======           ======

 Year ended December 31, 2004

 Net sales                                              $307.7          $343.3         $336.8           $332.3
 Operating income                                         21.5            37.7           30.2             20.1

 Income from continuing operations                      $  3.4          $278.3         $ 17.1           $  9.9
 Discontinued operations                                   -                .2             .2              3.3
                                                        ------          ------         ------           ------

       Net income                                       $  3.4          $278.5         $ 17.3           $ 13.2
                                                        ======          ======         ======           ======

 Per basic share:
   Continuing operations                                $  .03          $ 2.32         $  .14           $  .08
   Discontinued operations                                 -               -              -                .03
                                                        ------          ------         ------           ------

                                                        $  .03          $ 2.32         $  .14           $  .11
                                                        ======          ======         ======           ======

     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

     During the fourth quarter of 2004, Kronos determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004, primarily related to the amount of the valuation allowance related to Kronos' German operations which should have been reversed. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented above, reflects this additional tax benefit. Accordingly, income from continuing operations for the second quarter of 2004 of $278.3 million ($2.32 per basic share), as reflected above, differs from the $263.5 million ($2.19 per basic share) previously reported by the Company. Such $14.8 million increase in income from continuing operations is comprised of (i) the additional deferred income tax benefit of $17.3 million and (ii) an additional minority interest in earnings of $2.5 million.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of Valhi, Inc.:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                     PricewaterhouseCoopers LLP


Dallas, Texas
March 30, 2005

                          VALHI, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)

                                                                                        2003              2004
                                                                                        ----              ----

 Current assets:
   Cash and cash equivalents                                                          $    5,443       $   94,337
   Restricted cash equivalents                                                               320              270
   Accounts and notes receivable                                                             342              226
   Receivables from subsidiaries and affiliates:
     Demand loan to Contran Corporation                                                        -            4,929
     Income taxes, net                                                                     5,953                -
     Other                                                                                 1,953            2,165
   Deferred income taxes                                                                     219              201
   Other                                                                                   1,350              267
                                                                                      ----------       ----------

       Total current assets                                                               15,580          102,395
                                                                                      ----------       ----------

 Other assets:
   Marketable securities                                                                 170,033          170,023
   Restricted cash equivalents                                                               488              494
   Investment in and advances to subsidiaries and
    affiliate                                                                            724,231          913,189
   Other receivable from subsidiary                                                        2,258              696
   Loans and notes receivable                                                            115,535          118,294
   Other assets                                                                            3,564              206
   Property and equipment, net                                                             2,160            1,893
                                                                                      ----------       ----------

       Total other assets                                                              1,018,269        1,204,795
                                                                                      ----------       ----------

                                                                                      $1,033,849       $1,307,190
                                                                                      ==========       ==========

 Current liabilities:
   Current maturities of long-term debt                                               $    5,000       $     -
   Payables to subsidiaries and affiliates:
     Demand loan from Tremont LLC and subsidiaries                                        16,293                -
     Demand loan from Contran Corporation                                                  7,332                -
     Income taxes, net                                                                         -            1,097
     Other                                                                                    10               20
   Accounts payable and accrued liabilities                                                7,372              822
   Income taxes                                                                              381              381
                                                                                      ----------       ----------

       Total current liabilities                                                          36,388            2,320
                                                                                      ----------       ----------

 Noncurrent liabilities:
   Long-term debt                                                                        250,000          250,000
   Deferred income taxes                                                                  76,450           64,073
   Other                                                                                  11,277            1,314
                                                                                      ----------       ----------

       Total noncurrent liabilities                                                      337,727          315,387
                                                                                      ----------       ----------

 Stockholders' equity                                                                    659,734          989,483
                                                                                      ----------       ----------

                                                                                      $1,033,849       $1,307,190
                                                                                      ==========       ==========

                                            VALHI, INC. AND SUBSIDIARIES

                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                           Condensed Statements of Income

                                    Years ended December 31, 2002, 2003 and 2004

                                                   (In thousands)


                                                                        2002             2003            2004
                                                                        ----             ----            ----

 Revenues and other income:
   Interest and dividend income                                         $ 30,424          $30,432        $ 32,438
   Securities transaction gains, net                                       6,413                3               -
   Other, net                                                              3,184            3,419           3,306
                                                                        --------          -------        --------

                                                                          40,021           33,854          35,744
                                                                        --------          -------        --------

 Costs and expenses:
   General and administrative                                             10,283            8,385           9,302
   Interest                                                               28,216           24,613          25,202
                                                                        --------          -------        --------

                                                                          38,499           32,998          34,504
                                                                        --------          -------        --------

                                                                           1,522              856           1,240

 Equity in earnings of subsidiaries and
  affiliate                                                               (4,511)          35,830         304,265
                                                                        --------          -------        --------

   Income (loss) before income taxes                                      (2,989)          36,686         305,505

 Income tax benefit                                                        4,432            5,088           3,155
                                                                        --------          -------        --------

   Income from continuing operations                                       1,443           41,774         308,660

 Discontinued operations                                                    (206)          (2,874)          3,732

 Cumulative effect of change in accounting
  Principle                                                                 -                 586            -
                                                                        --------          -------        --------

   Net income                                                           $  1,237          $39,486        $312,392
                                                                        ========          =======        ========



                                            VALHI, INC. AND SUBSIDIARIES

                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                         Condensed Statements of Cash Flows

                                    Years ended December 31, 2002, 2003 and 2004

                                                   (In thousands)

                                                                       2002             2003             2004
                                                                       ----             ----             ----

 Cash flows from operating activities:
   Net income                                                          $  1,237          $ 39,486        $ 312,392
   Securities transactions gains, net                                    (6,413)               (3)               -
   Proceeds from disposal of marketable
    securities (trading)                                                 18,136                50                -
   Noncash interest expense                                               2,143              -                   -
   Deferred income taxes                                                  5,981             2,038           (8,230)
   Equity in earnings of subsidiaries
    and affiliate:
     Continuing operations                                                4,511           (35,830)        (304,265)
     Discontinued operations                                                206             2,874           (3,732)
     Cumulative effect of change in
      accounting principle                                                    -              (586)               -
   Dividends from subsidiaries and
    affiliates                                                          105,786            25,405           37,209
   Other, net                                                               591               (37)             683
   Net change in assets and liabilities                                 (18,908)           (2,838)          (9,264)
                                                                      ---------          --------         --------

       Net cash provided by operating
        activities                                                      113,270            30,559           24,793
                                                                      ---------          --------         --------

 Cash flows from investing activities:
   Purchase of:
     Kronos common stock                                                      -            (6,428)         (17,057)
     TIMET common stock                                                       -              (840)               -
     TIMET debt securities                                                    -              (238)               -
   Loans to subsidiaries and affiliates:
     Loans                                                               (7,303)           (9,689)         (32,328)
     Collections                                                            184             1,000          178,227
   Change in restricted cash equivalents, net                              (902)               94               44
   Other, net                                                               (83)             (919)            (558)
                                                                      ---------          --------         --------

       Net cash provided (used) by
        investing activities                                             (8,104)          (17,020)         128,328
                                                                      ---------          --------         --------


                                            VALHI, INC. AND SUBSIDIARIES

                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   Condensed Statements of Cash Flows (Continued)

                                    Years ended December 31, 2002, 2003 and 2004

                                                   (In thousands)


                                                                      2002               2003             2004
                                                                      ----               ----             ----

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                      $  27,300           $ 10,000          $ 53,000
     Principal payments                                                (92,572)            (5,000)          (58,000)
   Loans from affiliates:
     Loans                                                              13,718             34,583            30,529
     Repayments                                                        (26,825)           (23,262)          (54,154)
   Dividends                                                           (27,872)           (29,796)          (29,804)
   Other, net                                                            2,680                264              (424)
                                                                      --------           --------           -------

       Net cash used by financing activities                          (103,571)           (13,211)          (58,853)
                                                                      --------           --------           -------

 Cash and cash equivalents:
   Net increase                                                          1,595                328            94,268
   Valmont Insurance Company                                                 -                  -            (5,374)
   Balance at beginning of year                                          3,520              5,115             5,443

   Balance at end of year                                            $   5,115           $  5,443          $ 94,337
                                                                     =========           ========          ========


 Supplemental disclosures - cash paid
  (received) for:
   Interest                                                          $  26,153           $ 24,613          $ 25,116
   Income taxes, net                                                     2,456             (4,231)           (2,134)




                          VALHI, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    Notes to Condensed Financial Information



Note 1 -       Basis of presentation:

     The accompanying financial statements of Valhi, Inc. reflect Valhi's investment in (i) the common stocks (or equivalent thereof) of NL Industries, Inc., Kronos Worldwide, Inc., Tremont LLC, Valcor, Inc., Waste Control Specialists LLC and Titanium Metals Corporation ("TIMET") on the equity method and (ii) the debt and preferred stock securities of TIMET as available-for-sale marketable securities carried at fair value. The Consolidated Financial Statements of Valhi, Inc. and Subsidiaries, including the notes thereto, are incorporated herein by reference.

Note 2 -       Marketable securities:

                                                                                             December 31,
                                                                                        -----------------------
                                                                                         2003           2004
                                                                                        ------         --------
                                                                                            (In thousands)

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                     $170,000      $170,000
   Other securities                                                                            33            23
                                                                                         --------      --------

                                                                                         $170,033      $170,023
                                                                                         ========      ========


Note 3 -       Investment in and advances to subsidiaries and affiliate:

                                                                                             December 31,
                                                                                         -----------------------
                                                                                         2003            2004
                                                                                         ----            -------
                                                                                            (In thousands)

 Investment in:
   NL Industries (NYSE: NL)                                                               $217,516      $187,432
   Kronos Worldwide, Inc. (NYSE: KRO)                                                      191,662       398,628
   Tremont LLC                                                                             231,054       312,789
   Valcor and subsidiaries                                                                  65,677       (15,803)
   Waste Control Specialists LLC                                                           (13,815)       23,766
   TIMET (NYSE: TIE) common stock                                                            1,013         1,611
   TIMET preferred stock                                                                         -           183
   TIMET debt securities                                                                       265          -
                                                                                         ---------      --------
                                                                                           693,372       908,606

 Noncurrent loans to Waste Control Specialists LLC                                          30,859         4,583
                                                                                         ---------      --------

                                                                                          $724,231      $913,189
                                                                                         =========      ========


     Noncurrent receivable from subsidiary at December 31, 2003 and 2004 consists of accrued interest due from Waste Control Specialists on the Company's loans to Waste Control Specialists. During 2004, Valhi contributed an aggregate of $47.5 million of loans and related accrued interest to Waste Control Specialists' equity.


     Prior to December 2003, Kronos was a wholly-owned subsidiary of NL. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock to NL shareholders (including Valhi and Tremont LLC) in the form of a pro-rata dividend. Shareholders of NL received one share of Kronos common stock for every two shares of NL held. Valhi's equity in earnings of Kronos for 2003 relates to Kronos' earnings subsequent to the December 2003 distribution. During 2004, NL paid each of its four $.20 per share regular quarterly dividend in the form of shares of Kronos common stock in which an aggregate of approximately was 2.5% of Kronos' outstanding common stock, were distributed to NL shareholders (including Valhi and Tremont) in the form of pro-rata dividends.

     During the fourth quarter of 2004, NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of a tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements.

     At December 31, 2002, Valhi and NL owned 80% and 20%, respectively, of Tremont Group, Inc. Tremont Group was a holding company that owned 80% of Tremont Corporation. In February 2003, Valhi completed a series of merger transactions pursuant to which, among other things, both Tremont Group, and Tremont became wholly-owned subsidiaries of Valhi and Tremont Group and Tremont subsequently merged to form Tremont LLC. Tremont LLC is a holding company whose principal assets at December 31, 2004 are a 40% interest in TIMET, a 21% interest in NL, a 11% interest in Kronos and interests in other joint ventures. In January 2005, Tremont distributed to Valhi its ownership interest in NL and Kronos.

     Prior to September 2004, Valcor's principal asset was a 66% interest in CompX International, Inc., and Valhi owned an additional 3% of CompX directly. Valhi's direct investment in CompX was considered part of its investment in Valcor. On September 24, 2004, NL completed the acquisition the Compx shares previously held by Valhi and Valcor at a purchase price of $16.25 per share, or an aggregate of approximately $168.6 million. The purchase price was paid by NL's transfer to Valhi and Valcor of an aggregate $168.6 million of NL's $200 million long-term note receivable from Kronos. Subsequently in 2004, Valcor distributed to Valhi its notes receivable from Kronos that Valcor received in this transaction, and Kronos prepaid the entire note balance.

     In December 2004, Valmont Insurance Company, a subsidiary of Valhi, merged into Tall Pines Insurance Company, a subsidiary of Tremont, with Tall Pines surviving the merger. Valmont was previously included as part of the registrant's consolidated financial information. At December 27, 2004, the net assets of Valmont were transferred to Tall Pines for financial reporting purposes at Valhi's carryover basis, and such net assets are included as part of Valhi's investment in Tremont at December 31, 2004. Valmont's cash and cash equivalents was approximately $5.4 million at December 27, 2004, and such cash is shown as a reconciling item on the accompany condensed statements of cash flows.

     See the notes to the Company's Consolidated Financial Statements for a discussion of these and other transactions affecting the Company's investment in its subsidiaries and affiliates.

                                                                              Years ended December 31,
                                                                         --------------------------------------
                                                                         2002            2003            2004
                                                                         ----            ----            ------
                                                                                    (In thousands)

 Equity in earnings of subsidiaries and
  affiliate from continuing operations

 NL Industries                                                            $ 15,198       $ 32,781        $124,791
 Kronos Worldwide                                                                -            804          99,948
 Tremont LLC                                                               (11,965)        11,617          86,033
 Valcor                                                                        462          3,503           5,399
 Waste Control Specialists LLC                                              (8,206)       (12,923)        (12,379)
 TIMET                                                                        -                48             473
                                                                          --------       --------        --------

                                                                          $ (4,511)      $ 35,830        $304,265
                                                                          ========       ========        ========

 Cash dividends from subsidiaries

 NL Industries                                                            $ 99,447       $ 24,108        $   -
 Kronos Worldwide                                                                -           -             17,586
 Tremont LLC                                                                 1,152              -          19,623
 Valcor                                                                      5,187          1,297            -
 Waste Control Specialists LLC                                                -              -               -
                                                                          --------       --------        --------

                                                                          $105,786       $ 25,405        $ 37,209
                                                                          ========       ========        ========


     Equity in earnings of discontinued operations relates to CompX's operations in The Netherlands.

Note 4 -       Loans and notes receivable:

                                                                                              December 31,
                                                                                       ------------------------
                                                                                         2003           2004
                                                                                        ------         --------
                                                                                            (In thousands)

 Snake River Sugar Company:
   Principal                                                                            $ 80,000         $ 80,000
   Interest                                                                               33,102           38,294
 Other                                                                                     2,433             -
                                                                                        --------         --------

                                                                                        $115,535         $118,294
                                                                                        ========         ========

Note 5 -       Long-term debt:

                                                                                              December 31,
                                                                                        -----------------------
                                                                                         2003           2004
                                                                                        ------         -------
                                                                                            (In thousands)

 Snake River Sugar Company                                                              $250,000         $250,000
 Bank credit facility                                                                      5,000             -
                                                                                        --------         --------
                                                                                         255,000          250,000

 Less current maturities                                                                   5,000             -
                                                                                        --------         --------

                                                                                        $250,000         $250,000
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

     At December 31, 2004, Valhi has a $100 million revolving bank credit facility which matures in October 2005, generally bears interest at LIBOR plus 1.5% (for LIBOR-based borrowings) or prime (for prime-based borrowings), and is collateralized by 15 million shares of Kronos common stock held by Valhi. The agreement limits dividends and additional indebtedness of Valhi and contains other provisions customary in lending transactions of this type. In the event of a change of control of Valhi, as defined, the lenders would have the right to accelerate the maturity of the facility. The maximum amount which may be borrowed under the facility is limited to one-third of the aggregate market value of the shares of Kronos common stock pledged as collateral. Based on Kronos' December 31, 2004 quoted market price of $40.75 per share, the shares of Kronos common stock pledged under the facility provide more than sufficient collateral coverage to allow for borrowings up to the full amount of the facility. At December 31, 2004, Valhi would only have become limited to borrowing less than the full $100 million amount of the facility, or would be required to pledge additional collateral if the full amount of the facility had been borrowed, if the quoted market price of the shares of Kronos pledged was less than $20 per share. At December 31, 2004, no amounts were outstanding, letters of credit aggregating $4.1 million had been issued, and $95.9 million was available for borrowing under this facility.

Note 6 -       Income taxes:

                                                                               Years ended December 31,
                                                                         ------------------------------------
                                                                          2002           2003            2004
                                                                         ------         ------         ------
                                                                                    (In thousands)

 Components of income tax benefit:
   Currently refundable (payable)                                          $10,413         $ 7,126        $(5,075)
   Deferred income tax benefit (expense)                                    (5,981)         (2,038)         8,230
                                                                           -------         -------        -------

                                                                           $ 4,432         $ 5,088        $ 3,155
                                                                           =======         =======        =======

 Cash paid (received) for income taxes, net:
   Paid to (received from) subsidiaries, net                               $ 2,455         $(5,768)       $(2,174)
   Paid to Contran                                                               -           1,490              -
   Paid to tax authorities, net                                                  1              47             40
                                                                           -------         -------        -------

                                                                           $ 2,456         $(4,231)       $(2,134)
                                                                           =======         =======        =======


     The Amalgamated Sugar Company LLC is treated as a partnership for federal income tax purposes. Valhi Parent Company's provision for income taxes (benefit) includes a tax provision (benefit) attributable to Valhi's equity in earnings (losses) of Waste Control Specialists, as recognition of such income tax (benefit) is not appropriate at the Waste Control Specialist level.

                                                                                                 Deferred tax
                                                                                               asset (liability)
                                                                                         ---------------------------
                                                                                                  December 31,
                                                                                         ---------------------------
                                                                                            2003            2004
                                                                                         ---------        ----------
                                                                                              (In thousands)

 Components of the net deferred tax asset (liability) -
  tax effect of temporary differences related to:
     Marketable securities                                                               $ (68,109)       $(72,951)
     Investment in Waste Control Specialists LLC                                             1,373           1,952
     Reduction of deferred income tax assets of
      subsidiaries that are members of the Contran Tax
      Group - separate company U.S. net operating loss
      carryforwards and other tax attributes that do not
      exist at the Valhi level                                                              (6,808)         (7,984)
     Tax attributes of Valhi:
       Federal loss carryforwards                                                             -             16,627
       State net operating and capital loss carryforwards                                        -           2,941
       AMT credit carryforwards                                                                381             381
     Accrued liabilities and other deductible differences                                    4,532           2,649
     Other taxable differences                                                              (7,600)         (7,487)
                                                                                          --------        --------

                                                                                          $(76,231)       $(63,872)
                                                                                          ========        ========

 Current deferred tax asset                                                               $    219        $    201
 Noncurrent deferred tax liability                                                         (76,450)        (64,073)
                                                                                          --------        --------

                                                                                          $(76,231)       $(63,872)
                                                                                          ========        ========

                                                          VALHI, INC. AND SUBSIDIARIES

                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                 (In thousands)


                                                             Additions
                                              Balance at     charged to                                                Balance
                                               beginning     costs and         Net        Currency                     at end
            Description                        of year        expenses      deductions   translation       Other       of year
            -----------                       ---------     ------------    ----------   -----------      --------   ----------

 Year ended December 31, 2002:
   Allowance for doubtful accounts               $ 6,326       $   692        $(1,014)     $   352         $   -      $ 6,356
                                                 =======       =======        =======      =======         =====      =======

   Amortization of intangible assets             $ 1,010       $   612        $  -         $    (1)        $   -      $ 1,621
                                                 =======       =======        =======      =======         =====      =======

   Accrual for planned major
    maintenance activities                       $ 3,389       $ 3,848        $(3,746)     $   495         $   -      $ 3,986
                                                 =======       =======        =======      =======         =====      =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts               $ 6,356       $(1,768)       $  (425)     $   486         $   -      $ 4,649
                                                 =======       =======        =======      =======         =====      =======

   Amortization of intangible assets             $ 1,621       $   605        $  -         $    19         $   -      $ 2,245
                                                 =======       =======        =======      =======         =====      =======

   Accrual for planned major
    maintenance activites                        $ 3,986       $ 5,337        $(3,896)     $   900         $   -      $ 6,327
                                                 =======       =======        =======      =======         =====      =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts               $ 4,649       $   (30)       $(1,013)     $   220         $          $ 3,826
                                                 =======       =======        =======      =======         =====      =======

   Amortization of intangible assets             $ 2,245       $   603        $  -         $    14         $   -      $ 2,862
                                                 =======       =======        =======      =======         =====      =======

   Accrual for planned major
    maintenance activities                       $ 6,327       $ 6,602        $(8,001)     $   425         $   -      $ 5,353
                                                 =======       =======        =======      =======         =====      =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.