Form 10-Q
period 2005-03-31
VALHI INC /DE/
filed 2005-05-10
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2005           Commission file number 1-5467
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



Number of shares of the Registrant's common stock outstanding on April 29, 2005:
117,283,778.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2004; March 31, 2005 (Unaudited)          3

                 Consolidated Statements of Income -
                  Three months ended March 31, 2004 and 2005 (Unaudited) 5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2004 and 2005 (Unaudited) 6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2004 and 2005 (Unaudited) 7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2005 (Unaudited)          9

                 Notes to Consolidated Financial Statements (Unaudited)  10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   26

  Item 4.        Controls and Procedures                                 46

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                      48

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                     48

  Item 6.        Exhibits.                                               48

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


               ASSETS                                                             December 31,         March 31,
                                                                                     2004                2005
                                                                                  ------------         ---------
                                                                                                      (Unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  267,829          $  247,601
   Restricted cash equivalents                                                         9,609               6,343
   Marketable securities                                                               9,446              12,873
   Accounts and other receivables                                                    217,931             241,113
   Refundable income taxes                                                             3,330               1,343
   Receivable from affiliates                                                          5,484               6,143
   Inventories                                                                       263,414             260,998
   Prepaid expenses                                                                   12,342              12,930
   Deferred income taxes                                                               9,705               9,311
                                                                                  ----------          ----------

       Total current assets                                                          799,090             798,655
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             176,770             181,982
   Investment in affiliates                                                          189,726             218,538
   Receivable from affiliate                                                          10,000              10,000
   Loans and other receivables                                                       119,452             124,940
   Unrecognized net pension obligations                                               13,518              13,152
   Goodwill                                                                          354,051             349,094
   Other intangible assets                                                             3,189               3,041
   Deferred income taxes                                                             239,521             235,909
   Other                                                                              52,326              54,603
                                                                                  ----------          ----------

       Total other assets                                                          1,158,553           1,191,259
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               38,493              40,771
   Buildings                                                                         234,152             225,794
   Equipment                                                                         894,023             838,944
   Mining properties                                                                  20,277              18,318
   Construction in progress                                                           21,557              26,354
                                                                                  ----------          ----------
                                                                                   1,208,502           1,150,181
   Less accumulated depreciation                                                     555,707             535,284
                                                                                  ----------          ----------

       Net property and equipment                                                    652,795             614,897
                                                                                  ----------          ----------

                                                                                  $2,610,438          $2,604,811
                                                                                  ==========          ==========

                          VALHI, INC. AND SUBSIDIARIES

                                 (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,         March 31,
                                                                                     2004               2005
                                                                                  ----------         -----------
                                                                                                   (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $   14,412          $   13,701
   Accounts payable                                                                  109,158              95,896
   Accrued liabilities                                                               131,119             140,040
   Payable to affiliates                                                              11,607              12,800
   Income taxes                                                                       21,196              20,785
   Deferred income taxes                                                              24,170              26,330
                                                                                  ----------          ----------

       Total current liabilities                                                     311,662             309,552
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    769,525             743,252
   Accrued pension costs                                                              77,360              72,690
   Accrued OPEB costs                                                                 34,988              34,045
   Accrued environmental costs                                                        55,450              52,968
   Deferred income taxes                                                             165,577             169,142
   Other                                                                              41,061              39,459
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,143,961           1,111,556
                                                                                  ----------          ----------

 Minority interest                                                                   158,240             169,788
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,242               1,242
   Additional paid-in capital                                                         85,213              85,212
   Retained earnings                                                                 871,913             889,517
   Accumulated other comprehensive income:
     Marketable securities                                                            88,367              88,199
     Currency translation                                                             45,561              45,466
     Pension liabilities                                                             (57,779)            (57,779)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    996,575           1,013,915
                                                                                  ----------          ----------

                                                                                  $2,610,438          $2,604,811
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                          VALHI, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2005

                      (In thousands, except per share data)

                                   (Unaudited)



                                                                                      2004              2005
                                                                                      ----              ----

 Revenues and other income:
   Net sales                                                                      $307,677          $341,247
   Other, net                                                                        9,701            26,637
                                                                                  --------          --------

                                                                                   317,378           367,884
                                                                                  --------          --------
 Costs and expenses:
   Cost of sales                                                                   243,686           251,982
   Selling, general and administrative                                              52,717            54,431
   Interest                                                                         15,605            17,879
                                                                                  --------          --------

                                                                                   312,008           324,292
                                                                                  --------          --------

                                                                                     5,370            43,592
 Equity in earnings of:
   Titanium Metals Corporation ("TIMET")                                               686            16,801
   Other                                                                               136               112
                                                                                  --------          --------

     Income before income taxes                                                      6,192            60,505

 Provision for income taxes                                                            778            24,973

 Minority interest in after-tax earnings                                             1,813             5,232
                                                                                  --------          --------

     Income from continuing operations                                               3,601            30,300

 Discontinued operations                                                                 5              (272)
                                                                                  --------          --------

     Net income                                                                   $  3,606          $ 30,028
                                                                                  ========          ========

 Basic and diluted earnings per share:
   Income from continuing operations                                              $    .03          $    .25
   Discontinued operations                                                            -                 -
                                                                                  --------          --------

     Net income                                                                   $    .03          $    .25
                                                                                  ========          ========

 Cash dividends per share                                                         $    .06          $    .10
                                                                                  ========          ========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                                                 120,190           120,223
   Dilutive impact of outstanding stock options                                        299               349
                                                                                  --------          --------

   Diluted earnings per share                                                      120,489           120,572
                                                                                  ========          ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)



                                                                                         2004              2005
                                                                                         ----              ----

 Net income                                                                            $ 3,606           $30,028
                                                                                       -------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                      1,268              (168)

   Currency translation adjustment                                                      (2,332)              (95)

   Pension liabilities adjustment                                                          309              -
                                                                                       -------           ----

     Total other comprehensive income (loss), net                                         (755)             (263)
                                                                                       -------           -------

       Comprehensive income                                                            $ 2,851           $29,765
                                                                                       =======           =======

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                             2004           2005
                                                                                             ----           ----

 Cash flows from operating activities:
   Net income                                                                               $  3,606        $ 30,028
   Depreciation and amortization                                                              19,606          19,024
   Goodwill impairment                                                                             -             864
   Securities transactions, net                                                                   25         (14,607)
   Noncash:
     Interest expense                                                                            654             821
     Defined benefit pension expense                                                           1,048          (1,956)
     Other postretirement benefit expense                                                     (1,146)           (965)
   Deferred income taxes:
     Continuing operations                                                                    (1,518)         16,563
     Discontinued operations                                                                       4            (334)
   Minority interest:
     Continuing operations                                                                     1,813           5,232
     Discontinued operations                                                                       2            (205)
   Other, net                                                                                  1,139              46
   Equity in:
     TIMET                                                                                      (686)        (16,801)
     Other                                                                                      (136)           (112)
   Net distributions from (contributions to):
     Manufacturing joint venture                                                               1,800            (850)
     Other                                                                                        52             109
   Change in assets and liabilities:
     Accounts and other receivables                                                          (34,703)        (44,760)
     Inventories                                                                              35,276         (14,278)
     Accounts payable and accrued liabilities                                                (43,283)         12,779
     Accounts with affiliates                                                                 (1,977)           (474)
     Income taxes                                                                             22,339           7,513
     Other, net                                                                                1,801          (8,144)
                                                                                            --------        --------

         Net cash provided (used) by operating activities                                      5,716         (10,507)
                                                                                            --------        --------

 Cash flows from investing activities:
   Capital expenditures                                                                       (6,358)        (12,155)
   Purchases of:
     TIMET common stock                                                                         -            (11,450)
     Kronos common stock                                                                     (11,833)              -
     Marketable securities                                                                         -         (12,645)
   Proceeds from disposal of:
     Business unit                                                                                 -          18,094
     Kronos common stock                                                                           -          19,047
     Marketable securities                                                                         -           2,911
   Loans to affiliate:
     Loans                                                                                         -         (11,000)
     Collections                                                                                   -          10,068
   Cash of disposed business unit                                                                  -          (4,006)
   Change in restricted cash equivalents, net                                                  1,687           2,659
   Other, net                                                                                     21            (108)
                                                                                            --------        --------

         Net cash provided (used) by investing activities                                    (16,483)          1,415
                                                                                            --------        --------

                          VALHI, INC. AND SUBSIDIARIES

                   Three months ended March 31, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                      2004                 2005
                                                                                      ----                 ----

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $135,220          $   -
     Principal payments                                                                (79,607)              (82)
     Deferred financing costs paid                                                         (35)              (28)
   Loans from affiliate:
     Loans                                                                              11,348                 -
     Repayments                                                                        (18,680)                -
   Valhi dividends paid                                                                 (7,451)          (12,424)
   Distributions to minority interest                                                     (772)           (1,477)
   Issuance of NL common stock                                                           7,664             2,413
   Issuance of Valhi common stock and other, net                                            34               742
                                                                                      --------          --------

       Net cash provided (used) by financing activities                                 47,721           (10,856)
                                                                                      --------          --------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                        36,954           (19,948)
   Currency translation                                                                 (1,265)             (280)
 Cash and equivalents at beginning of period                                           103,394           267,829
                                                                                      --------          --------

 Cash and equivalents at end of period                                                $139,083          $247,601
                                                                                      ========          ========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                               $  7,493          $  6,224
   Income taxes, net                                                                   (16,414)            6,117

   Noncash investing activity - note receivable
    received upon disposal of business unit                                           $   -             $  4,179
                                                                                      --------          --------

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                Accumulated other comprehensive income
                                          Additional           ----------------------------------------                  Total
                                 Common    paid-in   Retained  Marketable     Currency        Pension     Treasury  stockholders'
                                  stock    capital   earnings  securities    translation    liabilities     stock       equity
                                 ------   ---------  --------  ----------    -----------    -----------   --------- -------------


 Balance at December 31, 2004    $1,242    $85,213   $871,913   $88,367       $45,561       $(57,779)    $(37,942)  $  996,575

 Net income                           -          -     30,028         -             -           -               -       30,028

 Dividends                            -          -    (12,424)        -             -           -               -      (12,424)

 Other comprehensive income
  (loss), net                      -          -          -         (168)          (95)             -         -            (263)

 Income tax related to
  shares of Kronos Worldwide
  distributed by NL                   -       (553)      -         -             -              -            -            (553)

 Other, net                        -           552       -         -             -              -            -             552
                                 ------   --------   --------   -------       -------       --------     --------   ----------

 Balance at March 31, 2005       $1,242    $85,212   $889,517   $88,199       $45,466       $(57,779)    $(37,942)  $1,013,915
                                 ======    =======   ========   =======       =======       ========     ========   ==========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 -       Organization and basis of presentation:

     Effective January 1, 2005, TIMET changed its method of accounting for approximately 40% of its inventories from the last-in, first-out ("LIFO") method to the specific identification cost method, representing all of its inventories previously accounted for under the LIFO method. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company has retroactively restated its consolidated financial statements to reflect its financial position, results of operations and cash flows as if TIMET had accounted for such inventories under the new method for all periods presented. As a result, the Company's income from continuing operations in the first quarter of 2004 is approximately $200,000, or nil per diluted share, higher than previously reported, and the Company's consolidated stockholders' equity as of December 31, 2004 is approximately $7.1 million higher than previously reported.

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended March 31, 2004 and 2005, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, and certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report").

     Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock at March 31, 2005. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons, may be deemed to control such companies.

     As disclosed in the 2004 Annual Report, the Company currently accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 16. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for NL's remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 was approximately $1.1 million and $120,000 in the first quarter of 2004 and 2005, respectively.

     The following table presents what the Company's consolidated net income, and related per share amounts, would have been in the 2004 and 2005 periods presented if Valhi and its subsidiaries and affiliates had each elected to account for their respective stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, for all awards granted subsequent to January 1, 1995.

                                                                                            Three months
                                                                                          ended March 31,
                                                                                    -------------------------
                                                                                    2004                 2005
                                                                                    ----                 ----
                                                                                        (In millions, except
                                                                                         Per share amounts)

Net income as reported                                                            $3.6               $30.0

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                                     .6                  .1
  Stock-based employee compensation expense
   determined under SFAS No. 123                                                   (.2)                (.1)
                                                                                  ----               -----

Pro forma net income                                                              $4.0               $30.0
                                                                                  ====               =====

Basic and diluted net income per share:
  As reported                                                                     $.03               $ .25
  Pro forma                                                                        .03                 .25


Note 2 -       Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                   March 31, 2005

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       43%

     The Company's ownership of Kronos includes 57% held directly by Valhi and 36% held directly by NL Industries, Inc., an 83%-owned subsidiary of Valhi. During the first quarter of 2005, NL sold approximately 467,000 shares of Kronos common stock in market transactions for an aggregate of $19 million. See Note 8.

     The Company's ownership of CompX is held directly by CompX Group, Inc, an 82.4%-owned subsidiary of NL. TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above represents NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX.

     The Company's ownership of TIMET includes 40% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi, and 3% owned directly by Valhi. In addition, the Combined Master Retirement Trust, a collective investment trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 12% of TIMET's outstanding common stock at March 31, 2005. During the first quarter of 2005, Valhi purchased additional shares of TIMET common stock in market transactions for approximately $11.5 million.

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

     Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

                                                                                         Three months ended
                                                                                               March 31,
                                                                                        --------------------
                                                                                        2004            2005
                                                                                        ----            ----
                                                                                            (In millions)

 Net sales:
   Chemicals                                                                           $263.3          $291.9
   Component products                                                                    43.6            46.8
   Waste management                                                                        .8             2.5
                                                                                       ------          ------

     Total net sales                                                                   $307.7          $341.2
                                                                                       ======          ======

 Operating income:
   Chemicals                                                                           $ 22.2          $ 43.6
   Component products                                                                     2.5             4.1
   Waste management                                                                      (3.2)           (2.8)
                                                                                       ------          ------

     Total operating income                                                              21.5            44.9

 General corporate items:
   Interest and dividend income                                                           8.5            10.2
   Securities transaction gains, net                                                      -              14.6
   General expenses, net                                                                 (9.0)           (8.2)
 Interest expense                                                                       (15.6)          (17.9)
                                                                                       ------          ------
                                                                                          5.4            43.6
 Equity in:
   TIMET                                                                                   .7            16.8
   Other                                                                                   .1              .1
                                                                                       ------          ------

     Income before income taxes                                                        $  6.2          $ 60.5
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

     In March 2005, NL paid its $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders, including Valhi, in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. Of the $3.9 million tax liability recognized by NL with respect to the Kronos shares distributed, $664,000 relates to the Kronos shares distributed to NL shareholders other than Valhi and $3.3 million relates to the Kronos shares distributed to Valhi. The taxable gain with respect to the shares of Kronos distributed to Valhi (approximately 221,000 shares) is deferred at the Valhi level since Valhi and NL are members of the same consolidated tax group for U.S. federal income tax purposes, and such tax liability is not recognized in the Company's consolidated financial statements. The Company's pro-rata share of the tax liability related to the shares distributed to NL shareholders other than Valhi, based on the Company's ownership of NL, was $553,000 and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 -       Marketable securities:

                                                                                December 31,         March 31,
                                                                                    2004                2005
                                                                                  --------            --------
                                                                                       (In thousands)

 Current assets - available for sale:
   Restricted debt securities                                                     $  9,446            $  9,916
   Other debt securities                                                              -                  2,957
                                                                                  --------            --------

                                                                                  $  9,446            $ 12,873
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $170,000            $170,000
   Restricted debt securities                                                        6,725               5,181
   Other debt securities and common stocks                                              45               6,801
                                                                                  --------            --------

                                                                                  $176,770            $181,982
                                                                                  ========            ========

Note 4 - Accounts and other receivables:

                                                                                December 31,          March 31,
                                                                                    2004                 2005
                                                                                  --------            --------
                                                                                       (In thousands)

 Accounts receivable                                                              $219,764            $242,058
 Notes receivable                                                                    1,993               2,071
 Allowance for doubtful accounts                                                    (3,826)             (3,016)
                                                                                  --------            --------

                                                                                  $217,931            $241,113
                                                                                  ========            ========

Note 5 -       Inventories:

                                                                                December 31,          March 31,
                                                                                    2004                2005
                                                                                  --------           ---------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 45,961            $ 43,596
   Component products                                                                8,193               4,774
                                                                                  --------            --------
                                                                                    54,154              48,370
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        16,612              17,256
   Component products                                                               10,827               9,776
                                                                                  --------            --------
                                                                                    27,439              27,032
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       131,161             138,943
   Component products                                                                9,696               6,215
                                                                                  --------            --------
                                                                                   140,857             145,158
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     40,964              40,438
                                                                                  --------            --------

                                                                                  $263,414            $260,998
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                                 December 31,         March 31,
                                                                                    2004                2005
                                                                                  ---------           ---------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                               $ 53,295            $ 47,568
   Environmental costs                                                               21,316              22,761
   Deferred income                                                                    5,276               3,751
   Interest                                                                             243              11,142
   Other                                                                             50,989              54,818
                                                                                   --------            --------

                                                                                   $131,119            $140,040
                                                                                   ========            ========

 Noncurrent:
   Insurance claims and expenses                                                   $ 22,718            $ 23,838
   Employee benefits                                                                  5,380               5,093
   Deferred income                                                                    1,427               1,329
   Asset retirement obligations                                                       1,357               1,373
   Other                                                                             10,179               7,826
                                                                                   --------            --------

                                                                                   $ 41,061            $ 39,459
                                                                                   ========            ========

Note 7 - Other assets:

                                                                                 December 31,         March 31,
                                                                                    2004                2005
                                                                                  ---------          -----------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $ 55,425            $ 83,384
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                     55,608              83,567

   TiO2 manufacturing joint venture                                                 120,251             121,101
   Other                                                                             13,867              13,870
                                                                                   --------            --------

                                                                                   $189,726            $218,538
                                                                                   ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                     $ 80,000            $ 80,000
     Interest                                                                        38,294              39,592
   Other                                                                              3,151               7,419
                                                                                   --------            --------
                                                                                    121,445             127,011

   Less current portion                                                               1,993               2,071
                                                                                   --------            --------

   Noncurrent portion                                                              $119,452            $124,940
                                                                                   ========            ========

 Other noncurrent assets:
   IBNR receivables                                                                $ 11,646            $ 12,617
   Deferred financing costs                                                          10,933               9,742
   Waste disposal site operating permits                                              9,269               9,801
   Refundable insurance deposit                                                       2,483               2,483
   Restricted cash equivalents                                                          494                 442
   Other                                                                             17,501              19,518
                                                                                   --------            --------

                                                                                   $ 52,326            $ 54,603
                                                                                   ========            ========

     At March 31, 2005, the Company held 6.8 million shares of TIMET with a quoted market price of $36.00 per share, or an aggregate market value of $245 million. At March 31, 2005, TIMET reported total assets of $764.2 million and stockholders' equity of $445.3 million. TIMET's total assets at March 31, 2005 include current assets of $412.0 million, property and equipment of $231.9 million, marketable securities of $47.0 million and investment in joint ventures of $25.2 million. TIMET's total liabilities at March 31, 2005 include current liabilities of $195.1 million, accrued OPEB and pension costs aggregating $91.3 million and debt payable to TIMET Capital Trust I of $12.0 million. During the first quarter of 2005, TIMET reported net sales of $155.2 million, operating income of $19.4 million and income attributable to common stockholders of $38.1 million (2004 - net sales of $120.5 million, operating income of $3.3 million and a loss attributable to common stockholders of $1.2 million). See Note 1.

Note 8 - Other income:

                                                                                           Three months ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                          2004              2005
                                                                                          ----              ----
                                                                                              (In thousands)

 Securities earnings:
   Dividends and interest                                                               $8,461           $10,175
   Securities transactions, net                                                            (25)           14,607
                                                                                        ------           -------

                                                                                         8,436            24,782

 Currency transactions, net                                                                398               874
 Other, net                                                                                867               981
                                                                                        ------           -------

                                                                                        $9,701           $26,637
                                                                                        ======           =======

     Securities transaction gains in 2005 relate primarily to NL's sale of approximately 467,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19 million.

Note 9 - Long-term debt:

                                                                                 December 31,         March 31,
                                                                                    2004                2005
                                                                                  ---------           --------
                                                                                       (In thousands)


 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                        519,225             493,015
   Kronos European bank credit facility                                              13,622              12,946
   Other                                                                              1,090                 992
                                                                                   --------            --------

                                                                                    533,937             506,953
                                                                                   --------            --------

                                                                                    783,937             756,953

 Less current maturities                                                             14,412              13,701
                                                                                   --------            --------

                                                                                   $769,525            $743,252
                                                                                   ========            ========

     As previously reported in the 2004 Annual Report, Kronos International has pledged 65% of the common stock or other ownership interests of certain of its first-tier operating subsidiaries as collateral for its Senior Secured Notes. Such operating subsidiaries are Kronos Titan GmbH, Kronos Denmark ApS, Kronos Limited and Societe Industrielle Du Titane, S.A.

Note 10 - Accounts with affiliates:

                                                                                 December 31,          March 31,
                                                                                    2004                 2005
                                                                                   -------             --------
                                                                                       (In thousands)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                    $ 4,929             $ 5,861
     Income taxes                                                                       531                 279
   TIMET                                                                                 24                   -
   Other                                                                               -                      3
                                                                                    -------             -------

                                                                                    $ 5,484             $ 6,143
                                                                                    =======             =======

 Noncurrent receivable from affiliate -
  loan to Contran family trust                                                      $10,000             $10,000
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 8,844             $ 9,638
   Contran - trade items                                                              2,753               3,049
   Other, net                                                                            10                 113
                                                                                    -------             -------

                                                                                    $11,607             $12,800
                                                                                    =======             =======


Note 11 - Provision for income taxes:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In millions)

 Expected tax expense                                                               $ 2.2             $21.2
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies                                        .6                .7
 Non-U.S. tax rates                                                                    .1               -
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                            -                 1.6
 Change in deferred income tax valuation allowance                                   (3.0)              -
 U.S. state income taxes, net                                                         -                  .3
 Nondeductible expenses                                                               1.0               1.2
 Other, net                                                                           (.1)              -
                                                                                    -----             -----

                                                                                    $  .8             $25.0
                                                                                    =====             =====

 Comprehensive provision for income taxes (benefit) allocated to:
   Income from continuing operations                                                $  .8             $25.0
   Discontinued operations                                                            -                 (.4)
   Additional paid-in capital                                                          .6                .7
   Other comprehensive income:
     Marketable securities                                                             .1                .9
     Currency translation                                                             (.1)              (.1)
     Pension liabilities                                                               .1               -
                                                                                    -----             -----

                                                                                    $ 1.5             $26.1
                                                                                    =====             =====

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

o NL's and NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), U.S. federal income tax returns for the years 1998 through 2000 have been audited by the U.S. tax authorities. During the course of the audit, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. To avoid protracted litigation, minimize the hazards of such litigation and other considerations, NL and EMS applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction. In April 2003, the IRS notified NL and EMS that they had been accepted into such settlement initiative. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, NL paid approximately $21 million, including interest, up front as a partial payment of the settlement amount (which amount was paid in April 2005 and is classified as a current liability at March 31, 2005), and NL will be required to recognize the remaining settlement amount
     (approximately $15 million) ratably in its taxable income over a 15-year time period beginning in 2004. NL and the IRS have signed the settlement agreement, and the case is now closed.

o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($8 million at March 31, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($12 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies of Cdn. $11 million ($9 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

     No assurance can be given that these unresolved tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives, court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 12 - Minority interest:

                                                                            December 31,            March 31,
                                                                                2004                  2005
                                                                              --------             ---------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 70,192              $ 75,579
   Kronos Worldwide                                                             29,569                35,304
   CompX International                                                          49,153                49,549
   Subsidiary of NL                                                              9,250                 9,280
   Subsidiary of Kronos                                                             76                    76
                                                                              --------              --------

                                                                              $158,240              $169,788
                                                                              ========              ========


                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in income - continuing operations:
   NL Industries                                                                    $  636            $2,963
   Kronos Worldwide                                                                    681             1,534
   CompX International                                                                 488               701
   Subsidiary of NL                                                                    -                  30
   Subsidiary of Kronos                                                                  8                 4
                                                                                    ------            ------

                                                                                    $1,813            $5,232
                                                                                    ======            ======

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could be material to the Company's consolidated financial statements, results of operations and liquidity.

     NL previously filed an action against certain of its former insurance carriers for coverage with respect to defense costs related to certain specific lead pigment litigation matters. This action was settled in 2000. NL is continuing discussions with certain former insurance carriers for coverage with respect to defense costs related to NL's remaining past and present lead pigment litigation matters. Whether insurance coverage for defense costs will be found to exist for lead pigment litigation depends on a variety of factors, and there can be no assurance that NL will be successful in obtaining reimbursement for past or future defense costs. NL has not considered any potential insurance recoveries for lead pigment litigation in determining related accruals.

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

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. If any such future liability were to be incurred, it could be material to the Company's consolidated financial statements, results of operations and liquidity.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At March 31, 2005, no receivables for recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first quarter of 2005 is presented in the table below.

                                                                                                 Amount
                                                                                               ----------
                                                                                             (In thousands)

 Balance at the beginning of the period                                                            $76,766
 Additions charged to expense                                                                        2,197
 Payments                                                                                           (3,234)
                                                                                                   -------

 Balance at the end of the period                                                                  $75,729
                                                                                                   =======

 Amounts recognized in the balance sheet at the end of the period:
   Current liability                                                                               $22,761
   Noncurrent liability                                                                             52,968
                                                                                                   -------

                                                                                                   $75,729


     NL. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At March 31, 2005, NL had accrued $67 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $91 million. NL's estimates of such liabilities have not been discounted to present value.

     At March 31, 2005, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At March 31, 2005, NL had $14 million in restricted cash, cash equivalents and marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. (December 31, 2004 - $19 million). Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.5 million at March 31, 2005) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont has entered into an agreement with another PRP of this site that provides for, among other thing, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2007. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at March 31, 2005 for any such cost. The amount accrued at March 31, 2005 represents Tremont's estimate of the costs to be incurred through 2007 with respect to the interim remediation measures.

     TIMET. At March 31, 2005, TIMET had accrued approximately $4.6 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $7 million.

     Other. The Company has also accrued approximately $6.4 million at March 31, 2005 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending. Of these plaintiffs, approximately 4,700 are represented by four cases pending in Mississippi state courts and approximately 5,000 are represented by four cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation pending in the United States District Court for the Eastern District of Pennsylvania. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items, although NL does not currently expect any additional material insurance coverage for its environmental claims. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Operating leases.

     As noted in the 2004 Annual Report, Kronos' principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility, with approximately one-half of Kronos' current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for the Leverkusen facility; rather, any change in the rent is subject solely to periodic negotiation between Bayer and Kronos. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP.

Note 14 - Employee benefit plans:

     Defined benefit plans. Certain subsidiaries maintain various U.S. and foreign defined benefit pension plans. Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods. The components of net periodic defined benefit pension cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2004                 2005
                                                                                  ----                 ----
                                                                                       (In thousands)

 Service cost                                                                    $ 1,669              $ 1,987
 Interest cost                                                                     5,497                5,803
 Expected return on plan assets                                                   (5,266)              (5,744)
 Amortization of prior service cost                                                  141                  154
 Amortization of net transition obligations                                          143                  140
 Recognized actuarial losses                                                       1,078                1,150
                                                                                 -------              -------

                                                                                 $ 3,262              $ 3,490
                                                                                 =======              =======

     Postretirement benefits other than pensions. Certain subsidiaries provide certain health care and life insurance benefits for eligible retired employees. Variances from actuarially-assumed rates will result in additional increases or decreases in accumulated OPEB obligations, net periodic OPEB cost and funding requirements in future periods. The components of net periodic OPEB cost are presented in the table below.

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2004                2005
                                                                                  ----                ----
                                                                                       (In thousands)

 Service cost                                                                      $  57              $    55
 Interest cost                                                                       660                  483
 Amortization of prior service credit                                               (255)                (232)
 Recognized actuarial losses (gains)                                                  45                 (142)
                                                                                   -----              -------

                                                                                   $ 507              $   164
                                                                                   =====              =======


Note 15 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 2), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheets or statements of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were approximately $860,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in the first quarter of 2005 includes a charge related to such differential ($272,000, net of income tax benefit and minority interest). During the first quarter of 2004, the Thomas Regout operations reported net sales of $9.9 million, operating income of $400,000, interest expense of $400,000 and a nominal amount of net income.

Note 16 - Accounting principles not yet implemented:

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

     Stock options. As permitted by regulations of the SEC, the Company will adopt SFAS No. 123R, Share-Based Payment, as of January 1, 2006. SFAS No. 123R, among other things, eliminates the alternative in existing GAAP to use the intrinsic value method of accounting for stock-based employee compensation under APBO No. 25. Upon adoption of SFAS No. 123R, the Company will generally be required to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with the cost recognized over the period during which an employee is required to provide services in exchange for the award (generally, the vesting period of the award). No compensation cost will be recognized in the aggregate for equity instruments for which the employee does not render the requisite service (generally, if the instrument is forfeited before it has vested). The grant-date fair value will be estimated using option-pricing models (e.g. Black-Sholes or a lattice model). Under the transition alternatives permitted under SFAS No. 123R, the Company will apply the new standard to all new awards granted on or after January 1, 2006, and to all awards existing as of December 31, 2005 which are subsequently modified, repurchased or cancelled. Additionally, as of January 1, 2006, the Company will be required to recognize compensation cost for the portion of any non-vested award existing as of December 31, 2005 over the remaining vesting period. Because the number of non-vested awards as of December 31, 2005 with respect to options granted by Valhi and its subsidiaries and affiliates is not expected to be material, the effect of adopting SFAS No. 123R is not expected to be significant in so far as it relates to existing stock options. Should Valhi or its subsidiaries and affiliates, however, either grant a significant number of options or modify, repurchase or cancel existing options in the future, the effect on the Company's consolidated financial statements could be material.

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

Note 17 - Stockholders' equity:

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes.

     On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. The Company has also purchased an additional 254,000 shares of its common stock under the repurchase program in market transactions in April 2005 for an aggregate of $5.0 million.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

General

     The Company reported income from continuing operations of $30.3 million, or $.25 per diluted share, in the first quarter of 2005 compared to income of $3.6 million, or $.03 per diluted share, in the first quarter of 2004.

     The increase in the Company's diluted earnings per share from the first quarter of 2004 compared to the first quarter of 2005 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) certain securities transaction gains and (iv) certain income tax benefits recognized by TIMET. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of certain significant income tax benefits recognized primarily in the second quarter of 2004.

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in the Company's other filings with the SEC include, but are not limited to, the following:

     o    Future supply and demand for the Company's products,
     o The extent of the dependence of certain of the Company's businesses on certain market sectors (such as the dependence of TIMET's titanium metals business on the aerospace industry),
     o The cyclicality of certain of the Company's businesses (such as Kronos' TiO2 operations and TIMET's titanium metals operations),
     o The impact of certain long-term contracts on certain of the Company's businesses (such as the impact of TIMET's long-term contracts with certain of its customers and such customers' performance thereunder and the impact of TIMET's long-term contracts with certain of its vendors on its ability to reduce or increase supply or achieve lower costs),
     o Customer inventory levels (such as the extent to which Kronos' customers may, from time to time, accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases, or the relationship between inventory levels of TIMET's customers and such customers' current inventory requirements and the impact of such relationship on their purchases from TIMET),
     o    Changes in raw  material  and other  operating  costs  (such as energy costs),
     o    The possibility of labor disruptions,
     o General global economic and political conditions (such as changes in the level of gross domestic product in various regions of the world and the impact of such changes on demand for, among other things,
          TiO2),
     o    Competitive products and substitute products,
     o    Customer and competitor strategies,
     o    The impact of pricing and production decisions,
     o    Competitive technology positions,
     o Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian kroner and the Canadian dollar),
     o Operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled or unplanned downtime and transportation interruptions),
     o    The ability of the Company to renew or refinance credit facilities,
     o Uncertainties associated with new product development (such as TIMET's ability to develop new end-uses for its titanium products),
     o The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters,
     o The ultimate ability to utilize income tax attributes, the benefit of which has been recognized under the "more-likely-than-not" recognition criteria (such as Kronos' ability to utilize its German net operating loss carryforwards),
     o Environmental matters (such as those requiring emission and discharge standards for existing and new facilities),
     o Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on present and former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products),
     o The ultimate resolution of pending litigation (such as NL's lead pigment litigation and litigation surrounding environmental matters of NL, Tremont and TIMET), and
     o    Possible future litigation.

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first half of 2004 and increasing in the last half of 2004 and the first quarter of 2005.

                                                                               Three months ended
                                                                                     March 31,
                                                                            ------------------------         %
                                                                              2004            2005        Change
                                                                                (In $ millions)

 Net sales                                                                  $263.3          $291.9           +11%
 Operating income                                                             22.2            43.6           +96%

 Ti02 operating statistics:
   Sales volumes*                                                               118          114              -3%
   Production volumes*                                                          117          122              +4%

   Percentage change in Ti02 average selling prices:
     Using actual foreign currency exchange rates                                                            +13%
     Impact of changes in foreign currency
      exchange rates                                                                                          -5%
                                                                                                             ---

     In billing currencies                                                                                    +8%
                                                                                                             ===

* Thousands of metric tons

     Kronos' sales increased $28.6 million (11%) in the first quarter of 2005 compared to the first quarter of 2004 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $11 million, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 8% higher as compared to the first quarter of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the first quarter of 2005 increased 13% compared to the first quarter of 2004.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 13% increase in Kronos' average TiO2 selling prices during the first quarter of 2005 as compared to the first quarter of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 8% increase in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the first quarter of 2005 decreased 3% compared to the first quarter of 2004, due primarily to lower volumes in export markets. Demand for TiO2 has remained strong throughout 2004 and 2005, and while Kronos believes that the strong demand is largely attributable to the end-use demand of its customers, it is possible that some portion of the strong demand resulted from customers increasing their inventory levels of TiO2 in advance of implementation of announced or anticipated price increases. Kronos' operating income comparisons were also favorably impacted by higher production levels, which increased 4% in the first quarter of 2005 as compared to the same period in 2004. Kronos' operating rates were near full capacity in both periods, and Kronos' production volumes in the first quarter of 2005 were a new record for Kronos for a first quarter.

     Kronos has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $11 million in the first quarter of 2005 as compared to the first quarter of 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the first quarter of 2005 as compared to the same period in 2004. Overall, currency exchange rate fluctuations resulted in a net $1 million increase in Kronos' operating income in the first quarter of 2005 as compared to the first quarter of 2004.

     Reflecting the impact of partial implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the first quarter of 2005 were 4% higher than the fourth quarter of 2004. Kronos expects its TiO2 production volumes in 2005 will be slightly higher than its 2004 volumes, with sales volumes comparable to slightly lower in 2005 as compared to 2004. Kronos' average TiO2 selling prices, which started to increase during the second half of 2004 and continued to increase during the first quarter of 2005, are expected to continue to increase during the remainder of 2005, and consequently Kronos currently expects its average TiO2 selling prices, in billing currencies, will be higher in 2005 as compared to 2004. The anticipated higher selling prices in 2005 reflect the expected continued implementation of selling price announcements, including Kronos' latest price increases announced in March 2005. The extent to which all of such price increases, and any additional price increases which may be announced subsequently in 2005, will be realized will depend on, among other things, economic factors. Overall, Kronos expects it chemicals operating income in 2005 will be higher than 2004, due primarily to higher expected selling prices. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continues to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with some slight additional capacity available in 2006 through its continued debottlenecking efforts.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $4.0 million in the first quarter of 2004 and $4.4 million in the first quarter of 2005.

Component products

                                                                               Three months ended
                                                                                     March 31,
                                                                              --------------------           %
                                                                              2004            2005        Change
                                                                              ----            ----        ------
                                                                                 (In millions)

 Net sales                                                                   $43.6           $46.8            +7%
 Operating income                                                              2.5             4.1           +64%

     Component products sales were higher in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to higher selling prices across all product lines. During the first quarter of 2005, sales of slide and ergonomic products increased 16% and 10%, respectively, while sales of security products decreased 1%. The percentage changes in both precision slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     Component products operating income comparisons in 2005 were favorably impacted by the effect of certain cost reduction initiatives previously undertaken. Component products operating income comparisons were also favorably impacted by the net effects of increases in the cost of steel (the primary raw material for CompX's products) and a favorable change in product mix of security products.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first quarter of 2005, currency exchange rate fluctuations did not significantly affect comparisons with 2004.

     While  demand  has  stabilized  across  most of CompX's  product  segments, certain  customers  are  seeking  lower cost Asian  sources as  alternatives  to
CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge as Asian manufacturers, particularly those located in China, gain market share. CompX has responded to the competitive pricing pressure in part by reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities including CompX's Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of pricing pressures from Asian competitors.

     Additionally, CompX's cost for steel continues to be unstable due to the continued high demand and shortages in various parts of the world. While CompX has thus far been able to pass a majority of its higher raw material costs on to its customers through price increases and surcharges, there is no assurance that it would be able to continue to pass along any additional higher costs to its customers. The price increases and surcharges may accelerate the efforts of some of CompX's customers to find less expensive products from foreign manufacturers. CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems to improve operating results. These actions, along with other activities to eliminate excess capacity, are designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.


Waste management

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                          --------------------
                                                                                          2004            2005
                                                                                          ----            ----
                                                                                              (In millions)

 Net sales                                                                                $  .8          $ 2.5
 Operating loss                                                                            (3.2)          (2.8)

     Waste management sales increased, and its operating loss declined, in the first quarter of 2005 as compared to the first quarter of 2004 due to higher utilization of waste management services, offset in part by higher operating costs. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including treatment and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in the remainder of 2005.

     Waste Control Specialists currently has permits which allow it to treat, store and dispose of a broad range of hazardous and toxic wastes, and to treat and store a broad range of low-level and mixed low-level radioactive wastes. Certain sectors of the waste management industry are experiencing a relative improvement in the number of environmental remediation projects generating wastes. However, efforts on the part of generators to reduce the volume of waste and/or manage waste onsite at their facilities may result in weaker demand for Waste Control Specialists' waste management services. Although Waste Control Specialists believes demand appears to be improving, there is continuing price pressure for waste management services. While Waste Control Specialists believes its broad range of authorizations for the treatment and storage of low-level and mixed low-level radioactive waste streams provides certain competitive advantages, a key element of Waste Control Specialists' long-term strategy to provide "one-stop shopping" for hazardous, low-level and mixed low-level radioactive wastes includes obtaining additional regulatory authorizations for the disposal of low-level and mixed low-level radioactive wastes.

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows Texas Commission on Environmental Quality ("TCEQ") to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists has applied for such a disposal license with TCEQ, and Waste Control Specialists was the only entity to submit an application for such a disposal license. The application was declared administratively complete by the TCEQ in February 2005. The regulatorially required merit review has been completed, and the TCEQ will begin its technical review of the application in May 2005. The length of time that it will take to complete the review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency would issue any final decision on the license application before late 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

     Waste Control Specialists applied to the Texas Department of State Health Services ("TDSHS") for a license to dispose of byproduct 11.e(2) waste material in June 2004. Waste Control Specialists can currently treat and store byproduct material, but may not dispose of it. The length of time that TDSHS will take to review and act upon the license application is uncertain, but Waste Control Specialists expects the TDSHS will issue a final decision on the license application by the end of 2006. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

Equity in earnings of TIMET

                                                                                         Three months ended
                                                                                               March 31,
                                                                                       2004            2005
                                                                                       ----            ----
                                                                                           (In millions)

 TIMET historical:
   Net sales                                                                           $120.5         $155.2
                                                                                       ======         ======

   Operating income                                                                    $  3.3         $ 19.4
   Other general corporate, net                                                            .7             .7
   Interest expense                                                                      (4.3)           (.7)
                                                                                       ------         ------

                                                                                          (.3)          19.4

   Income tax benefit(expense)                                                            (.5)          22.9
   Minority interest                                                                      (.4)           (.9)
   Dividends on preferred stock                                                           -             (3.3)
                                                                                       ------         ------

     Net income (loss)                                                                 $ (1.2)        $ 38.1
                                                                                       ======         ======

 Equity in earnings of TIMET                                                           $   .7         $ 16.8
                                                                                       ======         ======

     TIMET reported higher sales and operating income in the first quarter of 2005 as compared to the first quarter of 2004, due in part to a 1% increase in sales volumes of melted products (ingot and slab), a 6% increase in sales volumes of mill products and 27% and 19% increases in average selling prices for melted and mill products, respectively.

     TIMET's operating results in the first quarter of 2004 include $1.9 million of income related to a change in TIMET's vacation policy. TIMET's operating results comparisons were favorably impacted by improved plant operating rates, which increased from 73% in the first quarter of 2004 to 80% in the first quarter of 2005, and TIMET's continued cost management efforts. In addition, TIMET's operating results comparisons were negatively impacted by higher costs for raw materials (scrap and alloys) and energy and a $1.2 million noncash impairment charge related to certain abandoned manufacturing equipment of TIMET.

     TIMET periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, due to a change in estimate of TIMET's ability to utilize the benefits of its net operating loss carryforwards, other tax attributes and deductible temporary differences in the U.S. and the U.K., TIMET determined that its net deferred income tax asset in such jurisdictions now meet the "more-likely-than-not" recognition criteria. Accordingly, TIMET's income tax benefit in the first quarter of 2005 includes a $29.9 million benefit ($7.9 million, or $.07 per diluted share, net of minority interest to Valhi) related to reversal of the valuation allowances attributable to such deferred income tax assets. TIMET expects the remaining U.S. and U.K. valuation allowances (other than with respect to TIMET's U.S. capital loss carryforward) aggregating approximately $15.4 million will be reversed ratably during the final three quarters of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     Over the past several quarters, TIMET has seen the availability of raw materials tighten, and, consequently, the prices for such raw material increase. TIMET currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit TIMET's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain customer long-term agreements that limit TIMET's ability to pass on all of its increased raw material costs to all of its customers. In May 2005, TIMET announced its plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 3,600 metric tons of sponge annually, an increase of approximately 40% over the current capacity levels. In the nearer term, the continued tightening TIMET is currently seeing in the availability of titanium sponge and scrap is leading TIMET to evaluate the possible need to allocate the available supply of its products among customers on a fair and reasonable basis until these raw material shortages abate.

     TIMET currently expects its 2005 sales will range from $700 million to $730 million, which is higher than TIMET's previous expectations due primarily to higher expected average selling prices. TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of TIMET's manufacturing cost structure, and, as previously discussed, significant continued raw material cost increases are expected to continue during 2005. Scrap and certain alloy prices have more than doubled from year ago prices, and increased energy costs also continue to have negative impact on gross margin.

     TIMET currently expects its production volumes will continue to increase in 2005, with overall capacity utilization expected to approximate 80% in 2005 (as compared to 75% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     TIMET anticipates that Boeing will purchase a significantly higher amount of metal during 2005 as compared to 2004 and, therefore, expects the amount of take-or-pay income recognized during 2005 to decrease to about $17 million. Overall, TIMET presently expects its operating income for 2005 will be between $70 million to $85 million. Dividends on TIMET's Series A Preferred Stock should approximate $13.2 million in 2005, with TIMET currently expecting net income attributable to common stockholders to range from $80 million to $95 million. TIMET's net income estimates include a net $12.6 million non-operating gain currently expected to be recognized in the second quarter of 2005 related to the sale of certain real property adjacent to TIMET's Nevada facility, which transaction closed in the fourth quarter of 2004. TIMET's net income estimates also include the benefit of reversing the remaining U.S. and U.K. valuation allowances (other than with respect to TIMET's U.S. capital loss carryforward) aggregating $15.4 million during the remainder of 2005, as discussed above.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $1.2 million and $1.3 million in the first quarter of 2004 and 2005, respectively.

General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in the first quarter of 2005 was higher as compared to the first quarter of 2004 due primarily to a higher level of funds available for investment. A significant portion of the Company's general corporate interest and dividend income relates to distributions received from The Amalgamated Sugar Company LLC and interest income on the Company's $80 million loan to Snake River Sugar Company. See Notes 3 and 7 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income in the remainder of 2005 is currently expected to be comparable to slightly higher as compared to the same periods in 2004, with distributions from The Amalgamated Sugar Company LLC in 2005 expected to be comparable to the aggregate amount received in 2004.

     Securities transactions. Net securities transactions gains in the first quarter of 2005 relate principally to a $14.6 million gain ($6.6 million, or $.05 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transactions. See Notes 2 and 8 to the Consolidated Financial Statements.

     In April 2005, Kronos sold its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for approximately $5 million. Kronos expects to recognize a gain of approximately $5 million related to such sale in the second quarter of 2005.

     General corporate expenses. Net general corporate expenses in the first quarter of 2005 were $800,000 lower than the first quarter of 2004 due primarily to lower environmental remediation and legal expenses of NL. Net general corporate expenses in calendar 2005 are currently expected to be higher as compared to calendar 2004, primarily due to higher expected litigation and related expenses of NL for the remainder of 2005. However, obligations for environmental remediation obligations are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including Kronos International's ("KII") euro-denominated Senior Secured Notes (euro 375 million outstanding at March 31,
2005). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first quarter of 2005 was higher than the same period of 2004 due primarily to the interest expense associated with the additional euro 90 million Senior Secured Notes issued in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both periods by approximately $500,000.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in the remainder of 2005 is currently expected to be higher than the same periods of 2004 due primarily to the effect of the issuance of an additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements.

     At March 31, 2005, Kronos has the equivalent of $633 million and $205 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such net carryforwards met the more-likely-than-not recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in 2005 is higher than its effective income tax rate in 2004, although its current and future cash income tax rate was not affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Minority interest. See Note 12 to the Consolidated Financial Statements. Minority interest in NL's subsidiary relates to NL's majority-owned environmental management subsidiary, NL Environmental Management Services, Inc. ("EMS"). EMS was established in 1998, at which time EMS contractually assumed certain of NL's environmental liabilities. EMS' earnings are based, in part, upon its ability to favorably resolve these liabilities on an aggregate basis. The shareholders of EMS, other than NL, actively manage the environmental liabilities and share in 39% of EMS' cumulative earnings. NL continues to consolidate EMS and provides accruals for the reasonably estimable costs for the settlement of EMS' environmental liabilities.

     Discontinued  operations.   See  Note  15  to  the  Consolidated  Financial
Statements.

     Accounting principles not yet implemented. See Note 16 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Summary

     The Company's primary source of liquidity on an ongoing short-term and long-term basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company will incur indebtedness, generally to
(i) fund short-term working capital needs, (ii) refinance existing indebtedness,
(iii) make investments in marketable and other securities (including the acquisition of securities issued by subsidiaries and affiliates of the Company) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company will from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business, (iv) pay dividends or (v) repurchase shares of its common stock.

     At March 31, 2005, the Company's third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027, (ii) Kronos International's euro-denominated Senior Secured Notes (equivalent of $485 million principal amount outstanding) due in 2009 and (iii) Kronos International's European credit facility (the equivalent of $12.9 million outstanding) due in June 2005. Kronos International expects to seek a renewal of its European credit facility during the second quarter of 2005. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2005 will be required to be used to repay indebtedness during 2005.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its obligations including operations, capital expenditures, debt service current dividend policy and repurchases of its common stock. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

Consolidated cash flows

     Operating activities. Trends in cash flows from operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in the Company's earnings. However, certain items included in the determination of net income are non-cash, and therefore such items have no impact on cash flows from operating activities. Non-cash items included in the determination of net income include depreciation and amortization expense, non-cash interest expense, asset impairment charges and unrealized securities transactions gains and losses. Non-cash interest expense relates principally to Kronos and consists of amortization of original issue discount or premium on certain indebtedness and amortization of deferred financing costs.

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

     Cash flows from operating activities decreased from a generation of cash of $5.7 million in the first quarter of 2004 to a use of cash of $10.5 million in the first quarter of 2005. This $16.2 million net decrease is due primarily to the net effects of (i) higher net income of $26.4 million, (ii) higher net securities transaction gains of $14.6 million, (iii) a higher provision for deferred income taxes of $17.7 million, (iv) higher minority interest of $3.4 million, (v) higher equity in earnings of TIMET of $16.1 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $2.7 million,
(vii) higher net cash paid for income taxes of $22.5 million, due in large part to a $20.1 million tax refund received by Kronos in 2004.

     Valhi does not have complete access to the cash flows of certain of its subsidiaries and affiliates, in part due to limitations contained in certain credit agreements as well as the fact that such subsidiaries and affiliates are not 100% owned by Valhi. A detail of Valhi's consolidated cash flows from operating activities is presented in the table below. Eliminations consist of intercompany dividends (most of which are paid to Valhi Parent and NL Parent).


                                                                                          Three months ended
                                                                                               March 31,
                                                                                       -----------------------
                                                                                         2004            2005
                                                                                         ----            ----
                                                                                            (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                               $ 19.1          $ (5.0)
  CompX                                                                                   3.4             1.9
  Waste Control Specialists                                                              (2.2)           (2.5)
  NL Parent                                                                                .6            (4.5)
  Tremont                                                                                 (.4)            (.7)
  Valhi Parent                                                                            9.7            13.4
  Other                                                                                   (.1)            -
  Eliminations                                                                          (24.4)          (13.1)
                                                                                       ------          ------

                                                                                       $  5.7          $(10.5)
                                                                                       ======          ======


     Investing and financing activities. Approximately 43% of the Company's consolidated capital expenditures in the first quarter of 2005 relate to Kronos, 42% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first quarter of 2005, (i) Valhi purchased shares of TIMET common stock in market transactions for $11.5 million, (ii) NL sold shares of Kronos common stock in market transactions for $19 million, (iii) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal), (iv) Valhi loaned a net $900,000 to Contran and (v) the Company made net purchases of marketable securities of $9.7 million. See Notes 2 and 15 to the Consolidated Financial Statements.

     Valhi, which increased is regular quarterly dividend from $.06 per share to $.10 per share in the first quarter of 2005, paid aggregate cash dividends of $12.4 million in the first quarter of 2005. Distributions to minority interest in the first quarter of 2005 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi and NL and CompX dividends paid to shareholders other than NL. Other cash flows from financing activities relate primarily to proceeds from the issuance of NL, CompX and Valhi common stock issued upon exercise of stock options.

     At March 31, 2005, unused credit available under existing credit facilities approximated $287.6 million, which was comprised of: CompX - $47.5 million under its revolving credit facility; Kronos - $89 million under its European credit facility, $11 million under its Canadian credit facility, $40 million under its U.S. credit facility and $3 million under other non-U.S. facilities; and Valhi - $97.1 million under its revolving bank credit facility.

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

Chemicals - Kronos

     At March 31, 2005, Kronos had cash, cash equivalents and marketable debt securities of $42.1 million, including restricted balances of $3.7 million, and Kronos had approximately $143 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry and anticipated demands on Kronos' cash resources as discussed herein, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At March 31, 2005, Kronos' outstanding debt was comprised of (i) $493.0 million related to KII's Senior Secured Notes, (ii) $12.9 million related to Kronos International's European revolving bank credit facility and (iii) approximately $292,000 of other indebtedness.

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

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2005, Kronos held a contract, which matured in April 2005, to exchange an aggregate of U.S. $5 million for an equivalent amount of Canadian dollars at an exchange rate of Cdn. $1.24 per U.S. dollar. At March 31, 2005, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2005 is insignificant.

     Kronos International's assets consist primarily of investments in its operating subsidiaries, and its ability to service its parent level obligations, including the Senior Secured Notes, depends in large part upon the distribution of earnings of its subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligation, or otherwise. None of its subsidiaries have guaranteed the Senior Secured Notes, although Kronos International has pledged 65% of the common stock or other ownership interest of certain of its first-tier operating subsidiaries as collateral of such Senior Secured Notes.

     As disclosed in the 2004 Annual Report, Kronos International may redeem up to 35% of the Senior Secured Notes on or before June 30, 2005 with the net proceeds of a qualified public offering of equity securities of either Kronos International or Kronos Worldwide. Kronos International currently has no plans to so redeem the Senior Secured Notes, although until the June 30, 2005 date passes, it retains the right to so redeem the Senior Secured Notes.

     Based upon Kronos' expectations for the TiO2 industry and anticipated demand for its cash resources as discussed herein, Kronos expects to have sufficient short-term and long-term liquidity to meet its obligations including operations, capital expenditures, debt service and dividends. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

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

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' consolidated net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries

     At March 31, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $114.5 million, including restricted balances of $17.5 million. Of such restricted balances, $14.0 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 13 to the Consolidated Financial Statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 13 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, imposition of market share liability or other legislation could have such an effect.

     NL previously filed an action against certain of its former insurance carriers for coverage with respect to defense costs related to certain lead pigment litigation matters. This action was settled in 2000. NL is continuing discussions with certain former insurance carriers for coverage with respect to defense costs related to NL's remaining past and present lead pigment litigation matters. Whether insurance coverage for defense costs will be found to exist for lead pigment litigation depends on a variety of factors, and there can be no assurance that NL will be successful in obtaining reimbursement for past or future defense costs. NL has not considered any potential insurance recoveries for lead pigment litigation in determining related accruals. Any such insurance recoveries would be recognized when their receipt is deemed probable.

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

Component products - CompX International

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in The Netherlands. See Note 15 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures, debt service and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at March 31, 2005, CompX held a series of contracts maturing through May 2005 to exchange an aggregate of U.S. $2.5 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.20 to Cdn. $1.23 per U.S. dollar. At March 31, 2005, the actual exchange rate was Cdn. $1.21 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at March 31, 2005 is insignificant.

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

Waste management - Waste Control Specialists

     At March 31, 2005, Waste Control Specialists' indebtedness consisted principally of $14.8 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2004 intercompany indebtedness - $4.6 million). During the first quarter of 2005, a subsidiary of Valhi loaned an additional net of $10.2 million to Waste Control Specialists, which were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2005 from such Valhi subsidiary under the terms of a $15 million revolving credit facility that matures in March 2006.

TIMET

     At March 31, 2005, TIMET had $110 million of borrowing availability under its various U.S. and European credit agreements.

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

     In May 2005, TIMET announced it plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007 and cost an aggregate of $38 million, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at its Nevada facility. Including an estimated $25 million related to this sponge expansion, TIMET current expects its aggregate capital expenditures during 2005 will be approximately $68 million.


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

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 27.8 million shares of Kronos held by Valhi at March 31, 2005, Valhi would receive aggregate annual dividends from Kronos of $27.8 million. NL, which paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock. NL increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share, which also was in the form of shares of Kronos common stock. The Company does not currently expect to receive any distributions from Waste Control Specialists during 2005. CompX dividends, which resumed in the fourth quarter of 2004, are paid to NL.

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

     Waste Control Specialists is required to provide certain financial assurance to a Texas government agency with respect to certain decommissioning obligations related to its facility in West Texas. Such financial assurance may be provided by various means, including a parent company guarantee assuming the parent meets specified financial tests. In March 2005, Valhi agreed to guarantee certain specified decommissioning obligations of Waste Control Specialists, currently estimated by Waste Control Specialists at approximately $2 million. Such obligations would arise only upon a closure of the facility and Waste Control Specialists' failure to perform such activities. The Company does not currently expect that it will have to perform under such guarantee for the foreseeable future.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. The Company has also purchased an additional 254,000 shares of its common stock under the repurchase program in April 2005 for an aggregate of $5.0 million.

     At March 31, 2005, Valhi had $73.6 million of parent level cash and cash equivalents and had no amounts outstanding under its revolving bank credit agreement. In addition, Valhi had $97.1 million of borrowing availability under its revolving bank credit facility, and Valhi had $5.9 million in short-term demand loans to Contran.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River in certain circumstances to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At March 31, 2005, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $39.6 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.0 million of scheduled payments in 2005), plus other cash resources at Snake River would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt, or if Snake River would refinance with a third party all or a portion of the amount it owes to Valhi under such $80 million loan.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     As permitted by the SEC, the Company's assessment of internal control over financial reporting excludes (i) internal control over financial reporting of its equity method investees and (ii) internal control over the preparation of the Company's financial statement schedules required by Article 12 of Regulation S-X. However, the Company's assessment of internal control over financial reporting with respect to the Company's equity method investees did include our controls over the recording of amounts related to our investment that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

     There has been no change to the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements and to the 2004 Annual Report for descriptions of certain legal proceedings.

     Smith, et al. v. Lead Industries Association, et al. (Circuit Court for Baltimore City, Maryland, Case No. 24-C-99-004490). In April 2005, the court of appeals vacated the decision of the intermediate appellate court, stating that such court should not have accepted the appeal, and remanded the case back to the trial court for further proceedings.

     Lewis, et al. v. Lead Industries Association, et al. (Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 00CH09800). In March 2005, the plaintiffs appealed the trial court's dismissal of the case.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). With respect to the seven plaintiffs remaining in Jefferson County, five of these plaintiffs voluntarily dismissed their claims without prejudice in March 2005.

     Houston Independent School District v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2000-33725). In March 2005, the plaintiff voluntarily dismissed the case without prejudice.

     City of Chicago v. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In February 2005, the plaintiff filed a petition with the Illinois Supreme Court seeking review of the appellate court's decision affirming the dismissal of the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. There were no shares repurchased by Valhi during the quarter covered by this Quarterly Report. See also Note 17 to the Consolidated Financial Statements.


Item 6. Exhibits.

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



                                                 VALHI, INC.
                                                (Registrant)



Date   May 9, 2005            By /s/ Bobby D. O'Brien
     ---------------             ------------------------------
                                 Bobby D. O'Brien
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)



Date   May 9, 2005            By /s/ Gregory M. Swalwell
     --------------              ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)