Form 10-Q
period 2005-06-30
VALHI INC /DE/
filed 2005-08-05
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June  30, 2005           Commission file number 1-5467
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


Number of shares of the Registrant's  common stock outstanding on July 31, 2005:
117,182,478.

                          VALHI, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2004; June 30, 2005 (Unaudited)            3

                 Consolidated Statements of Income -
                  Three months and six months ended
                   June 30, 2004 and 2005 (Unaudited)                     5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2004 and 2005 (Unaudited)     6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2004 and 2005 (Unaudited)     7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2005 (Unaudited)              9

                 Notes to Consolidated Financial Statements (Unaudited)   10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                    27

  Item 4.        Controls and Procedures                                  49

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                       51

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                      51

  Item 4.        Submission of Matters to a Vote of Security Holders      52

  Item 6.        Exhibits.                                                52

                                            VALHI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)


               ASSETS                                                            December 31,           June 30,
                                                                                     2004                 2005
                                                                                 ------------          ----------
                                                                                (Restated)         (Unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  267,829          $  148,189
   Restricted cash equivalents                                                         9,609               5,989
   Marketable securities                                                               9,446              12,965
   Accounts and other receivables                                                    217,931             247,446
   Refundable income taxes                                                             3,330               1,635
   Receivable from affiliates                                                          5,484                 189
   Inventories                                                                       263,414             255,650
   Prepaid expenses and other                                                         12,342              10,204
   Deferred income taxes                                                               9,705              10,261
                                                                                  ----------          ----------

       Total current assets                                                          799,090             692,528
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             176,770             181,939
   Investment in affiliates                                                          189,726             235,798
   Receivable from affiliate                                                          10,000               8,000
   Loans and other receivables                                                       119,452             126,080
   Unrecognized net pension obligations                                               13,518              12,703
   Goodwill                                                                          354,051             352,937
   Other intangible assets                                                             3,189               2,892
   Deferred income taxes                                                             239,521             232,641
   Other                                                                              52,326              54,065
                                                                                  ----------          ----------

       Total other assets                                                          1,158,553           1,207,055
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               38,493              39,669
   Buildings                                                                         234,152             215,738
   Equipment                                                                         894,023             809,998
   Mining properties                                                                  20,277              16,845
   Construction in progress                                                           21,557              27,234
                                                                                  ----------          ----------
                                                                                   1,208,502           1,109,484
   Less accumulated depreciation                                                     555,707             526,998
                                                                                  ----------          ----------

       Net property and equipment                                                    652,795             582,486
                                                                                  ----------          ----------

                                                                                  $2,610,438          $2,482,069
                                                                                  ==========          ==========

                                            VALHI, INC. AND SUBSIDIARIES

                                                   (In thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31,          June 30,
                                                                                     2004               2005
                                                                                 ------------         ----------
                                                                                  (Restated)         (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $   14,412          $      748
   Accounts payable                                                                  109,158              74,972
   Accrued liabilities                                                               131,119             132,385
   Payable to affiliates                                                              11,607              11,674
   Income taxes                                                                       21,196              20,054
   Deferred income taxes                                                              24,170               2,767
                                                                                  ----------          ----------

       Total current liabilities                                                     311,662             242,600
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    769,525             711,260
   Accrued pension costs                                                              77,360              71,595
   Accrued OPEB costs                                                                 34,988              33,320
   Accrued environmental costs                                                        55,450              52,765
   Deferred income taxes                                                             165,577             176,828
   Other                                                                              41,061              37,203
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,143,961           1,082,971
                                                                                  ----------          ----------

 Minority interest                                                                   158,240             160,521
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,242               1,219
   Additional paid-in capital                                                         85,213              88,599
   Retained earnings                                                                 871,913             871,179
   Accumulated other comprehensive income:
     Marketable securities                                                            88,367              88,201
     Currency translation                                                             45,561              42,500
     Pension liabilities                                                             (57,779)            (57,779)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    996,575             995,977
                                                                                  ----------          ----------

                                                                                  $2,610,438          $2,482,069
                                                                                  ==========          ==========



Commitments and contingencies (Notes 11 and 13)

                                            VALHI, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share data)

                                                     (Unaudited)

                                                             Three months ended            Six months ended
                                                                   June 30,                     June 30,
                                                          ------------------------       ------------------------
                                                             2004           2005           2004           2005
                                                          ---------      ---------       ---------      ---------
                                                           (Restated)                      (Restated)

 Revenues and other income:
   Net sales                                              $ 343,362       $359,444       $ 651,039       $700,691
   Other, net                                                17,088         19,408          26,789         46,045
   Equity in earnings of:
     Titanium Metals Corporation
      ("TIMET")                                               2,695         15,790           3,381         32,591
     Other                                                      (21)          (291)            115           (179)
                                                          ---------       --------       ---------       --------

                                                            363,124        394,351         681,324        779,148
                                                          ---------       --------       ---------       --------
 Costs and expenses:
   Cost of sales                                            269,949        259,903         513,635        511,885
   Selling, general and administrative                       49,819         54,192         102,536        108,623
   Interest                                                  15,055         17,777          30,660         35,656
                                                          ---------       --------       ---------       --------

                                                            334,823        331,872         646,831        656,164
                                                          ---------       --------       ---------       --------

     Income before income taxes                              28,301         62,479          34,493        122,984

 Provision for income taxes (benefit)                      (300,487)        23,626        (299,709)        48,599

 Minority interest in after-tax earnings                     50,155          4,814          51,968         10,046
                                                          ---------       --------       ---------       --------

     Income from continuing operations                      278,633         34,039         282,234         64,339

 Discontinued operations                                        185           -                190           (272)
                                                          ---------       --------       ---------       --------

     Net income                                           $ 278,818       $ 34,039       $ 282,424       $ 64,067
                                                          =========       ========       =========       ========

 Basic and diluted earnings per share:
   Income from continuing operations                      $    2.32       $    .28       $    2.35       $    .53
   Discontinued operations                                     -              -              -               -
                                                          ---------       --------       ---------       --------

     Net income                                           $    2.32       $    .28       $    2.35       $    .53
                                                          =========       ========       =========       ========

 Cash dividends per share                                 $     .06       $    .10       $     .12       $    .20
                                                          =========       ========       =========       ========

 Shares used in the calculation of per
  share amounts:
   Basic earnings per common share                          120,193        118,027         120,192        119,125
   Dilutive impact of outstanding stock
    Options                                                     146            382             222            366
                                                          ---------       --------       ---------       --------

   Diluted earnings per share                               120,339        118,409         120,414        119,491
                                                          =========       ========       =========       ========

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)



                                                                                        2004              2005
                                                                                      --------           -------
                                                                                     (Restated)

 Net income                                                                           $282,424           $64,067
                                                                                      --------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                      1,713              (166)

   Currency translation adjustment                                                      (7,436)           (3,061)

   Pension liabilities adjustment                                                          309              -
                                                                                      --------           -------

     Total other comprehensive income (loss), net                                       (5,414)           (3,227)
                                                                                      --------           -------

       Comprehensive income                                                           $277,010           $60,840
                                                                                      ========           =======

                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)

                                                                                              2004           2005
                                                                                            ---------      --------
                                                                                          (Restated)

 Cash flows from operating activities:
   Net income                                                                                $ 282,424      $ 64,067
   Depreciation and amortization                                                                38,981        37,725
   Goodwill impairment                                                                               -           864
   Securities transactions, net                                                                     25       (20,205)
   Noncash:
     Interest expense                                                                            1,306         1,630
     Defined benefit pension expense                                                               227        (3,079)
     Other postretirement benefit expense                                                       (1,867)       (1,651)
   Deferred income taxes:
     Continuing operations                                                                    (306,577)        9,606
     Discontinued operations                                                                       173          (334)
   Minority interest:
     Continuing operations                                                                      51,968        10,046
     Discontinued operations                                                                        94          (205)
   Other, net                                                                                      895        (1,776)
   Equity in:
     TIMET                                                                                      (3,381)      (32,591)
     Other                                                                                        (115)          179
   Net distributions from:
     Manufacturing joint venture                                                                 8,300           650
     Other                                                                                          53           109
   Change in assets and liabilities:
     Accounts and other receivables                                                            (54,492)      (54,223)
     Inventories                                                                                52,614       (19,572)
     Accounts payable and accrued liabilities                                                  (41,236)      (15,622)
     Accounts with affiliates                                                                   (1,989)        5,168
     Income taxes                                                                               27,492        (1,535)
     Other, net                                                                                  2,001        (5,968)
                                                                                             ---------     ---------

         Net cash provided (used) by operating activities                                       56,896       (26,717)
                                                                                             ---------     ---------

 Cash flows from investing activities:
   Capital expenditures                                                                        (13,819)      (25,444)
   Purchases of:
     TIMET common stock                                                                              -       (17,972)
     Kronos common stock                                                                       (16,158)       (3,264)
     CompX common stock                                                                              -          (572)
     Marketable securities                                                                           -       (16,638)
   Capitalized permit costs                                                                     (2,708)       (1,508)
   Proceeds from disposal of:
     Business unit                                                                                   -        18,094
     Kronos common stock                                                                             -        19,176
     Marketable securities                                                                           -         6,012
     Interest in Norwegian smelting operations                                                       -         3,542
   Loans to affiliate:
     Loans                                                                                           -       (11,000)
     Collections                                                                                 2,000        17,929
   Cash of disposed business unit                                                                    -        (4,006)
   Change in restricted cash equivalents, net                                                    2,468         3,623
   Other, net                                                                                    2,938           531
                                                                                             ---------     ---------

         Net cash used by investing activities                                                 (25,279)      (11,497)
                                                                                             ---------     ---------

                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)


                                                                                      2004              2005
                                                                                   ----------        ---------
                                                                                   (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $ 147,220        $      78
     Principal payments                                                                (126,165)         (13,134)
     Deferred financing costs paid                                                          (28)             (28)
   Loans from affiliate:
     Loans                                                                               18,394                -
     Repayments                                                                         (24,430)               -
   Valhi dividends paid                                                                 (14,901)         (24,621)
   Distributions to minority interest                                                    (1,744)          (5,007)
   Treasury stock acquired                                                                    -          (41,822)
   Issuance of NL common stock                                                            8,354            2,693
   Issuance of Valhi common stock and other, net                                            410            1,435
                                                                                      ---------        ---------

       Net cash provided (used) by financing activities                                   7,110          (80,406)
                                                                                      ---------        ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                         38,727         (118,620)
   Currency translation                                                                    (481)          (1,020)
 Cash and equivalents at beginning of period                                            103,394          267,829
                                                                                      ---------        ---------

 Cash and equivalents at end of period                                                $ 141,640        $ 148,189
                                                                                      =========        =========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                                $ 29,560        $  35,559
   Income taxes, net                                                                    (20,489)          36,885

   Noncash investing activities:
     Note receivable received upon disposal of
      business unit                                                                    $   -           $   4,179

     Inventories received as partial consideration for disposal of interest in
      Norwegian smelting operation                                                            -            1,897

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)

                                                                    Accumulated other comprehensive income
                                          Additional              --------------------------------------               Total
                                Common      paid-in    Retained   Marketable   Currency         Pension    Treasury stockholders'
                                 stock      capital    earnings   securities  translation     liabilities    stock     equity
                                ------    ----------   --------   ----------  -----------     -----------  -------- -------------

 Balance at December 31, 2004
  (Restated)                      $1,242   $85,213    $871,913     $88,367     $45,561        $(57,779)   $(37,942)  $  996,575

 Net income                            -         -      64,067           -           -            -              -       64,067

 Dividends                             -         -     (24,621)          -           -            -              -      (24,621)

 Other comprehensive income
  (loss), net                       -         -           -           (166)     (3,061)              -        -          (3,227)

 Income tax related to
  shares of Kronos Worldwide
  distributed by NL                    -      (553)       -           -           -               -           -            (553)

 Redemption of preferred
  stock of subsidiary                  -     4,487           -           -        -               -           -           4,487

 Treasury stock:
   Acquired                            -         -           -           -           -               -     (41,822)     (41,822)
   Retired                           (24)   (1,618)    (40,180)       -              -               -      41,822         -

 Other, net                            1     1,070        -           -           -               -           -           1,071
                                  ------  --------    --------     -------     -------        --------    --------   ----------

 Balance at June 30, 2005         $1,219  $ 88,599    $871,179     $88,201     $42,500        $(57,779)   $(37,942)  $  995,977
                                  ======  ========    ========     =======     =======        ========    ========   ==========

                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Organization and basis of presentation:

     As previously reported, effective January 1, 2005 TIMET changed its method of accounting for approximately 40% of its inventories from the last-in, first-out ("LIFO") method to the specific identification cost method, representing all of its inventories previously accounted for under the LIFO method. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company has retroactively restated its consolidated financial statements to reflect its financial position, results of operations and cash flows as if TIMET had accounted for such inventories under the new method for all periods presented. As a result of this change in accounting principles by TIMET, the Company's income from continuing operations in the second quarter and first six months of 2004 is approximately $357,000 and $565,000, respectively, higher than previously reported, and the Company's consolidated stockholders' equity as of December 31, 2004 is approximately $7.1 million higher than previously reported. In addition, and as previously reported, during the fourth quarter of 2004, Kronos Worldwide, Inc. determined that it should have recognized an additional $17.3 million net deferred income tax benefit during the second quarter of 2004. While the additional tax benefit is not material to the Company's second quarter 2004 results, the quarterly results of operations for 2004, as presented herein, reflect this additional income tax benefit, which aggregated $14.8 million, or $.13 per diluted share, net of minority interest.

     The consolidated balance sheet of Valhi, Inc. and Subsidiaries (collectively, the "Company") at December 31, 2004 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005, and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the interim periods ended June 30, 2004 and 2005, have been prepared by the Company, without audit, in accordance with GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial position, results of operations and cash flows have been made.

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

     Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock at June 30, 2005. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of certain children and grandchildren of Harold C. Simmons, of which Mr. Simmons is sole trustee, or is held by Mr. Simmons or persons or other entities related to Mr. Simmons. Consequently, Mr. Simmons, may be deemed to control such companies.

     As disclosed in the 2004 Annual Report, the Company currently accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and its various interpretations. See Note 16. Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. Prior to 2004, and following the cash settlement of certain stock options held by employees of NL, NL and the Company commenced accounting for NL's remaining stock options using the variable accounting method because NL could not overcome the presumption that it would not similarly cash settle its remaining stock options. Under the variable accounting method, the intrinsic value of all unexercised stock options (including those with an exercise price at least equal to the market price on the date of grant) are accrued as an expense over their vesting period, with subsequent increases (decreases) in the market price of the underlying common stock resulting in additional compensation expense (income). Net compensation expense recognized by the Company in accordance with APBO No. 25 was nil and $1.1 million in the second quarter and first six months of 2004, respectively, and net compensation income was $1.4 million and $1.3 million in the second quarter and first six months of 2005, respectively.

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

                                                                Three months ended            Six months ended
                                                                       June 30,                    June 30,
                                                                -------------------        --------------------
                                                                 2004         2005          2004           2005
                                                                 ----         ----          ----           ----
                                                                     (In millions, except per share amounts)

 Net income as reported                                         $278.8        $34.1        $282.4        $64.1

 Adjustments, net of applicable income
  tax effects and minority interest:
   Stock-based employee compensation
    expense determined under APBO No. 25
   Stock-based employee compensation                                .1          (.6)           .7          (.6)
    Expense determined under APBO No. 123                          (.3)         (.1)          (.5)         (.1)
                                                                ------        -----        ------        -----

 Pro forma net income                                           $278.6        $33.4        $282.6        $63.4
                                                                ======        =====        ======        =====

 Basic and diluted net income per share:
   As reported                                                  $ 2.32        $ .28        $ 2.35        $ .53
   Pro forma                                                      2.32          .27          2.35          .53


Note 2 -  Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                    June 30, 2005
--------------------    ------------------------------  ---------------------

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       44%

     The Company's ownership of Kronos includes 57% held directly by Valhi and 36% held directly by NL Industries, Inc., an 83%-owned subsidiary of Valhi. During the first six months of 2005, NL sold approximately 470,000 shares of Kronos common stock in market transactions for an aggregate of $19.2 million, and Valhi purchased approximately 91,000 shares of Kronos common stock in market transactions for an aggregate of $3.3 million. See Note 8.

     The Company's ownership of CompX is directly held principally by CompX Group, Inc, an 82.4%-owned subsidiary of NL. TIMET owns the remaining 17.6% of CompX Group. CompX Group's sole asset consists of shares of CompX common stock representing approximately 83% of the total number of CompX shares outstanding, and the percentage ownership of CompX shown above includes NL's ownership interest in CompX Group multiplied by CompX Group's ownership interest in CompX, or 68%. During the first six months of 2005, NL purchased approximately 39,000 additional shares of CompX common stock in market transactions, representing approximately .3% of CompX's outstanding common share, for an aggregate of approximately $572,000.

     The Company's ownership of TIMET includes 40% owned directly by Tremont LLC, a wholly-owned subsidiary of Valhi, and 4% owned directly by Valhi. The Combined Master Retirement Trust, a trust established by Valhi to permit the collective investment by certain master trusts which fund certain employee benefits plans sponsored by Contran and certain of its affiliates, owned an additional 12% of TIMET's outstanding common stock at June 30, 2005. During the first six months of 2005, Valhi purchased 514,000 additional shares of TIMET common stock in market transactions for approximately $18.0 million.

     TIMET owns an additional 3% of CompX, .5% of NL and less than .1% of Kronos, and TIMET accounts for such CompX, NL and Kronos shares, as well as its shares of CompX Group, as available-for-sale marketable securities carried at fair value (with the fair value of TIMET's shares of CompX Group determined based on the fair value of the underlying CompX shares held by CompX Group). Because the Company does not consolidate TIMET, the shares of CompX Group, CompX, NL and Kronos owned by TIMET are not considered as part of the Company's consolidated investment in such companies.

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

     In March 2005, NL paid its first quarter 2005 $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders, including Valhi, in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. Of the $3.9 million tax liability recognized by NL with respect to the Kronos shares distributed, $664,000 relates to the Kronos shares distributed to NL shareholders other than Valhi and $3.3 million relates to the Kronos shares distributed to Valhi. The taxable gain with respect to the shares of Kronos distributed to Valhi (approximately 221,000 shares) is deferred at the Valhi level since Valhi and NL are members of the same consolidated tax group for U.S. federal income tax purposes, and such tax liability is not recognized in the Company's consolidated financial statements. The Company's pro-rata share of the tax liability related to the shares distributed to NL shareholders other than Valhi, based on the Company's ownership of NL, was $553,000 and in accordance with GAAP has been recognized as a reduction of the Company's additional paid-in capital. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows. NL paid its second quarter 2005 regular quarterly dividend in the form of cash.

     Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.


                                                               Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                              ---------------------     ----------------------
                                                               2004          2005          2004          2005
                                                               ----          ----          ----          ----
                                                                                (In millions)

 Net sales:
   Chemicals                                                  $295.7       $311.7        $559.0        $603.6
   Component products                                           46.2         45.8          89.8          92.6
   Waste management                                              1.4          2.0           2.2           4.5
                                                              ------       ------        ------        ------

     Total net sales                                          $343.3       $359.5        $651.0        $700.7
                                                              ======       ======        ======        ======

 Operating income:
   Chemicals                                                  $ 36.2       $ 55.1        $ 58.4        $ 98.7
   Component products                                            5.1          4.8           7.6           8.9
   Waste management                                             (3.6)        (3.5)         (6.8)         (6.3)
                                                              ------       ------        ------        ------

     Total operating income                                     37.7         56.4          59.2         101.3

 Equity in:
   TIMET                                                         2.7         15.8           3.4          32.6
   Other                                                         -            (.3)           .1           (.2)
 General corporate items:
   Interest and dividend income                                  8.4          9.3          16.9          19.5
   Securities transaction gains, net                             -            5.6           -            20.2
   Insurance recoveries                                           .5          1.2            .5           1.2
   Gain on disposal of fixed assets                               .6          -              .6           -
   General expenses, net                                        (6.5)        (7.7)        (15.5)        (15.9)
 Interest expense                                              (15.1)       (17.8)        (30.7)        (35.7)
                                                              ------       ------        ------        ------

     Income before income taxes                               $ 28.3       $ 62.5        $ 34.5        $123.0
                                                              ======       ======        ======        ======


Note 3 -       Marketable securities:

                                                                              December 31,          June 30,
                                                                                  2004                2005
                                                                              -------------        ------------
                                                                                       (In thousands)

 Current assets - available for sale:
   Restricted debt securities                                                     $  9,446            $ 11,538
   Other debt securities                                                              -                  1,427
                                                                                  --------            --------

                                                                                  $  9,446            $ 12,965
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $170,000            $170,000
   Restricted debt securities                                                        6,725               2,649
   Other debt securities and common stocks                                              45               9,290
                                                                                  --------            --------

                                                                                  $176,770            $181,939
                                                                                  ========            ========


Note 4 - Accounts and other receivables:

                                                                                 December 31,          June 30,
                                                                                    2004                 2005
                                                                                -----------          ----------
                                                                                       (In thousands)

 Accounts receivable                                                              $219,764            $248,570
 Notes receivable                                                                    1,993               1,700
 Allowance for doubtful accounts                                                    (3,826)             (2,824)
                                                                                  --------            --------

                                                                                  $217,931            $247,446
                                                                                  ========            ========


Note 5 -       Inventories:

                                                                              December 31,          June 30,
                                                                                   2004                2005
                                                                              -------------       --------------
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 45,961            $ 36,955
   Component products                                                                8,193               4,286
                                                                                  --------            --------
                                                                                    54,154              41,241
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        16,612              14,634
   Component products                                                               10,827               9,559
                                                                                  --------            --------
                                                                                    27,439              24,193
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       131,161             144,743
   Component products                                                                9,696               6,029
                                                                                  --------            --------
                                                                                   140,857             150,772
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     40,964              39,444
                                                                                  --------            --------

                                                                                  $263,414            $255,650
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                                December 31,          June 30,
                                                                                   2004                 2005
                                                                                -----------         -----------
                                                                                       (In thousands)

 Current:
   Employee benefits                                                              $ 53,295            $ 44,307
   Environmental costs                                                              21,316              20,905
   Deferred income                                                                   5,276               1,771
   Interest                                                                            243                 227
   Other                                                                            50,989              65,175
                                                                                  --------            --------

                                                                                  $131,119            $132,385
                                                                                  ========            ========

 Noncurrent:
   Insurance claims and expenses                                                  $ 22,718            $ 23,347
   Employee benefits                                                                 5,380               4,852
   Deferred income                                                                   1,427               1,241
   Asset retirement obligations                                                      1,357               1,349
   Other                                                                            10,179               6,414
                                                                                  --------            --------

                                                                                  $ 41,061            $ 37,203
                                                                                  ========            ========


Note 7 - Other assets:

                                                                              December 31,          June 30,
                                                                                  2004                2005
                                                                              -------------     ----------------
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $ 55,425            $102,436
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                     55,608             102,619

   TiO2 manufacturing joint venture                                                 120,251             119,601
   Other                                                                             13,867              13,578
                                                                                   --------            --------

                                                                                   $189,726            $235,798
                                                                                   ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                     $ 80,000            $ 80,000
     Interest                                                                        38,294              40,890
   Other                                                                              3,151               6,890
                                                                                   --------            --------
                                                                                    121,445             127,780

   Less current portion                                                               1,993               1,700
                                                                                   --------            --------

   Noncurrent portion                                                              $119,452            $126,080
                                                                                   ========            ========

 Other noncurrent assets:
   IBNR receivables                                                                $ 11,646            $ 13,441
   Deferred financing costs                                                          10,933               9,447
   Waste disposal site operating permits                                              9,269              11,792
   Refundable insurance deposit                                                       2,483               2,483
   Restricted cash equivalents                                                          494                 446
   Other                                                                             17,501              16,456
                                                                                   --------            --------

                                                                                   $ 52,326            $ 54,065
                                                                                   ========            ========


     At June 30, 2005, the Company held approximately 7.0 million shares of TIMET with a quoted market price of $56.79 per share, or an aggregate market value of $397.5 million. At June 30, 2005, TIMET reported total assets of $805.3 million and stockholders' equity of $471.9 million. TIMET's total assets at June 30, 2005 include current assets of $445.7 million, property and equipment of $242.0 million, marketable securities of $49.3 million and investment in joint ventures of $24.1 million. TIMET's total liabilities at June 30, 2005 include current liabilities of $215.4 million, accrued OPEB and pension costs aggregating $88.1 million and debt payable to TIMET Capital Trust I of $12.0 million. During the first six months of 2005, TIMET reported net sales of $339.0 million, operating income of $56.3 million and income attributable to common stockholders of $71.7 million (2004 - net sales of $244.6 million, operating income of $11.7 million and income attributable to common stockholders of $2.2 million). See Note 1.


Note 8 - Other income:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      ----------------------
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                              $16,880           $19,503
   Securities transactions, net                                                            (25)           20,205
                                                                                       -------           -------

                                                                                        16,855            39,708

 Contract dispute settlement                                                             6,289                 -
 Insurance recoveries                                                                      495             1,200
 Currency transactions, net                                                                869             3,307
 Other, net                                                                              2,281             1,830
                                                                                       -------           -------

                                                                                       $26,789           $46,045
                                                                                       =======           =======


     Securities transaction gains in the first six months of 2005 relate primarily to (i) NL's $14.7 million pre-tax gain from the sale of approximately 470,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19.2 million and (ii) Kronos' $5.4 million pre-tax gain from the sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes, for aggregate consideration of approximately $5.4 million consisting of cash of $3.5 million and inventory with a value of $1.9 million. Insurance recoveries in the first six months of 2005 relate to NL's expected recovery from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims.

Note 9 - Long-term debt:

                                                                                 December 31,          June 30,
                                                                                    2004                 2005
                                                                                 -----------         ----------
                                                                                       (In thousands)

 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                        519,225             461,067
   Kronos European bank credit facility                                              13,622                   -
   Other                                                                              1,090                 941
                                                                                   --------            --------

                                                                                    533,937             462,008
                                                                                   --------            --------

                                                                                    783,937             712,008

 Less current maturities                                                             14,412                 748
                                                                                   --------            --------

                                                                                   $769,525            $711,260
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

     During the first six months of 2005, Kronos repaid an aggregate of euro 10 million ($12.9 million when repaid) under its European bank credit facility. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. credit facilities each by three years to June 2008 and September 2008, respectively.

Note 10 - Accounts with affiliates:

                                                                                 December 31,          June 30,
                                                                                     2004                2005
                                                                                 ------------        ----------
                                                                                       (In thousands)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                    $ 4,929             $   -
     Income taxes                                                                       531                 189
   TIMET                                                                                 24                 -
                                                                                    -------             -------

                                                                                    $ 5,484             $   189
                                                                                    =======             =======

 Noncurrent receivable from affiliate -
  loan to Contran family trust                                                      $10,000             $ 8,000
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 8,844             $ 8,255
   Contran - trade items                                                              2,753               3,359
   Other                                                                                 10                  60
                                                                                    -------             -------

                                                                                    $11,607             $11,674
                                                                                    =======             =======


Note 11 - Provision for income taxes:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                    ------------------------
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In millions)

 Expected tax expense                                                               $  12.1           $43.0
 Incremental U.S. tax and rate differences on
  equity in earnings of non-tax group companies                                         1.2             1.5
 Non-U.S. tax rates                                                                     (.4)            (.3)
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             -                1.5
 Change in deferred income tax valuation allowance                                   (308.4)             -
 Tax contingency reserve adjustment, net                                              (12.5)             .2
 Refund of prior year income taxes                                                     (3.1)             -
 U.S. state income taxes, net                                                            .3              .9
 Nondeductible expenses                                                                 2.0             2.1
 Other, net                                                                             9.1             (.3)
                                                                                    -------           -----

                                                                                    $(299.7)          $48.6
                                                                                    =======           =====

 Comprehensive provision for income taxes (benefit)
  allocated to:
   Income from continuing operations                                                $(299.7)          $48.6
   Discontinued operations                                                               .2             (.4)
   Additional paid-in capital                                                            .6              .7
   Other comprehensive income:
     Marketable securities                                                             -                 .3
     Currency translation                                                               (.5)           (1.2)
     Pension liabilities                                                                 .1              -
                                                                                    -------           -----

                                                                                    $(299.3)          $ 48.0
                                                                                    =======           =====


     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:

     o Kronos has received a preliminary tax assessment related to 1993 from the Belgian tax authorities proposing tax deficiencies, including related interest, of approximately euro 6 million ($7 million at June 30 31, 2005). Kronos has filed a protest to this assessment, and believes that a significant portion of the assessment is without merit. The Belgian tax authorities have filed a lien on the fixed assets of Kronos' Belgian TiO2 operations in connection with this assessment. In April 2003, Kronos received a notification from the Belgian tax authorities of their intent to assess a tax deficiency related to 1999 that, including interest, is expected to be approximately euro 9 million ($11 million). Kronos believes the proposed assessment is substantially without merit, and Kronos has filed a written response.

     o The Norwegian tax authorities have notified Kronos of their intent to assess tax deficiencies of approximately kroner 12 million ($2 million) relating to the years 1998 through 2000. Kronos has objected to this proposed assessment.

     o Kronos has received a preliminary tax assessment from the Canadian tax authorities related to the years 1998 and 1999 proposing tax deficiencies, including interest, of Cdn. $5 million ($4 million). Kronos has filed a protest and believes a significant portion of the assessment is without merit.

     No assurance can be given that these unresolved tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in settlement initiatives and court and tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result from all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 12 - Minority interest:

                                                                              December 31,          June 30,
                                                                                  2004                 2005
                                                                            ----------------      -------------
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 70,192              $ 75,141
   Kronos Worldwide                                                             29,569                36,034
   CompX International                                                          49,153                49,274
   Subsidiary of NL                                                              9,250                  -
   Subsidiary of Kronos                                                             76                    72
                                                                              --------              --------

                                                                              $158,240              $160,521
                                                                              ========              ========


                                                                                         Six months ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in income -
  continuing operations:
   NL Industries                                                                    $31,676           $ 4,647
   Kronos Worldwide                                                                  18,304             3,877
   CompX International                                                                1,431             1,454
   Subsidiary of NL                                                                     537                61
   Subsidiary of Kronos                                                                  20                 7
                                                                                    -------           -------

                                                                                    $51,968           $10,046
                                                                                    =======           =======

     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS determined the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which aggregated approximately $3.9 million. In accordance with EMS' certificate of incorporation, EMS' determination of the amount payable to the former minority shareholders may be subject to review by a third party. EMS has set aside such funds as payment for the shares of EMS, but the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of June 30, 2005. In accordance with GAAP, the $3.9 million amount payable to the former minority shareholders has been classified as a current liability at June 30, 2005, and the funds which have been set aside are classified as a current asset at such date. The Company's pro-rata share of the difference between the $3.9 million amount payable to the former minority shareholders of EMS and the $9.3 million carrying value of the minority interest in EMS as reflected in NL's consolidated financial statements immediately prior to such June 30, 2005 purchase date (or $4.5 million) has been classified as a capital contribution in accordance with GAAP, increasing additional paid-in capital. The earnings per share impact related to this stock was not material.

Note 13 - Commitments and contingencies:

Lead pigment litigation - NL.

     NL's former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint, and the Lead Industries Association (which discontinued business operations in 2002) have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions have been filed by or on behalf of states, large U.S. cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

     NL believes these actions are without merit, intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. NL has neither lost nor settled any of these cases. NL has not accrued any amounts for pending lead pigment and lead-based paint litigation. Liability that may result, if any, cannot reasonably be estimated. There can be no assurance that NL will not incur liability in the future in respect of this pending litigation in view of the inherent uncertainties involved in court and jury rulings in pending and possible future cases. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial statements, results of operations and liquidity.

     NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. NL is also continuing discussions with another former insurance carrier with respect to recovery of past and future defense costs. In addition, during the second quarter of 2005, NL recognized $1.2 million of expected recoveries from certain insolvent former insurance carriers relating to settlement of excess insurance coverae claims. See Note 8. While NL continues to seek additional recoveries of past defense costs as well as an agreement related to future defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not considered any potential insurance recoveries in determining related accruals for lead pigment litigation matters. Any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

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

     Certain properties and facilities used in the Company's former businesses, including divested primary and secondary lead smelters and former mining locations of NL, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws. Additionally, in connection with past disposal practices, the Company has been named as a defendant, potential responsible party ("PRP") or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities currently or previously owned, operated or used by the Company or its subsidiaries, or their predecessors, certain of which are on the U.S. EPA's Superfund National
Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although the Company may be jointly and severally liable for such costs, in most cases it is only one of a number of PRPs who may also be jointly and severally liable.

     Environmental obligations are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of governmental regulations, the number of PRPs and the PRPs' ability or willingness to fund such allocation of costs, their financial capabilities and the allocation of costs among PRPs, the solvency of other PRPs, the multiplicity of possible solutions, and the years of investigatory, remedial and monitoring activity required. In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs or allocation of such costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that the Company is potentially responsible for the release of hazardous substances at other sites, could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. In addition, with respect to other PRPs and the fact that the Company may be jointly and severally liable for the total remediation cost at certain sites, the Company could ultimately be liable for amounts in excess of its accruals due to, among other things, reallocation of costs among PRPs or the insolvency of one or more PRPs. No assurance can be given that actual costs will not exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites as to which no estimate presently can be made. Further, there can be no assurance that additional environmental matters will not arise in the future. If any such future liability were to be incurred, it could have a material adverse effect on the Company's consolidated financial statements, results of operations and liquidity.

     The Company records liabilities related to environmental remediation obligations when estimated future expenditures are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Estimated future expenditures are generally not discounted to their present value. Recoveries of remediation costs from other parties, if any, are recognized as assets when their receipt is deemed probable. At June 30, 2005, no receivables for recoveries have been recognized.

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

     A summary of the activity in the Company's accrued environmental costs during the first six months of 2005 is presented in the table below.

                                                                   Amount
                                                               ---------------
                                                               (In thousands)

 Balance at the beginning of the period                              $76,766
 Additions charged to expense                                          3,494
 Payments                                                             (6,590)
                                                                     -------

 Balance at the end of the period                                    $73,670
                                                                     =======

 Amounts recognized in the balance sheet at the end of
  the period:
   Current liability                                                 $20,905
   Noncurrent liability                                               52,765
                                                                     -------

                                                                     $73,670
                                                                     =======

     NL. On a quarterly basis, NL evaluates the potential range of its liability at sites where it has been named as a PRP or defendant, including sites for which EMS has contractually assumed NL's obligation. At June 30, 2005, NL had accrued $64.8 million for those environmental matters which NL believes are reasonably estimable. NL believes it is not possible to estimate the range of costs for certain sites. The upper end of the range of reasonably possible costs to NL for sites for which NL believes it is possible to estimate costs is approximately $99 million. NL's estimates of such liabilities have not been discounted to present value.

     At June 30, 2005, there are approximately 20 sites for which NL is unable to estimate a range of costs. For these sites, generally the investigation is in the early stages, and it is either unknown as to whether or not NL actually had any association with the site, or if NL had association with the site, the nature of its responsibility, if any, for the contamination at the site and the extent of contamination. The timing on when information would become available to NL to allow NL to estimate a range of loss is unknown and dependent on events outside the control of NL, such as when the party alleging liability provides information to NL.

     At June 30, 2005, NL had $3 million in restricted cash, cash equivalents and marketable debt securities held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. (December 31, 2004 - $10 million). Use of such restricted balances does not affect the Company's consolidated net cash flows.

     Tremont. In July 2000 Tremont, entered into a voluntary settlement agreement with the Arkansas Department of Environmental Quality and certain other PRPs pursuant to which Tremont and the other PRPs will undertake certain investigatory and interim remedial activities at a former mining site located in Hot Springs County, Arkansas. Tremont currently believes that it has accrued adequate amounts ($2.3 million at June 30, 2005) to cover its share of probable and reasonably estimable environmental obligations for these activities. Tremont has entered into an agreement with another PRP of this site that provides for, among other thing, the interim sharing of remediation costs associated with the site pending a final allocation of costs and an agreed-upon procedure through arbitration to determine such final allocation of costs. Tremont has based its accrual for this site based upon the agreed-upon interim cost sharing allocation. Tremont currently expects that the nature and extent of any final remediation measures that might be imposed with respect to this site will not be known until 2007. Currently, no reasonable estimate can be made of the cost of any such final remediation measures, and accordingly Tremont has accrued no amounts at June 30, 2005 for any such cost. The amount accrued at June 30, 2005 represents Tremont's estimate of the costs to be incurred through 2007 with respect to the interim remediation measures.

     TIMET. At June 30, 2005, TIMET had accrued approximately $3.5 million for environmental cleanup matters, principally related to TIMET's facility in Nevada. The upper end of the range of reasonably possible costs related to these matters is approximately $6.0 million.

     Other. The Company has also accrued approximately $6.6 million at June 30, 2005 in respect of other environmental cleanup matters. Such accrual is near the upper end of the range of the Company's estimate of reasonably possible costs for such matters.

     Other litigation.

     Reference is made to the 2004 Annual Report for a discussion of certain other legal proceedings to which the Company is a party.

     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 490 of these types of cases involving a total of approximately 14,500 plaintiffs and their spouses remain pending. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.

     In addition to the litigation described above, the Company and its affiliates are also involved in various other environmental, contractual, product liability, patent (or intellectual property), employment and other claims and disputes incidental to its present and former businesses. In certain cases, the Company has insurance coverage for such items, although the Company does not currently expect any additional material insurance coverage for its environmental claims. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, and including the lead pigment litigation and environmental matters discussed above, should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     Operating leases.

     As noted in the 2004 Annual Report, Kronos' principal German operating subsidiary, Kronos Titan GmbH, leases the land under its Leverkusen TiO2 production facility pursuant to a lease with Bayer AG that expires in 2050. The Leverkusen facility itself, which is owned by Kronos and which represents approximately one-third of Kronos' current TiO2 production capacity, is located within Bayer's extensive manufacturing complex. Rent for the land lease associated with the Leverkusen facility is periodically established by agreement with Bayer for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent for such land lease; rather, any change in the rent is subject solely to periodic negotiation between Bayer and Kronos. Any change in the rent based on such negotiations is recognized as part of lease expense starting from the time such change is agreed upon by both parties, as any such change in the rent is deemed "contingent rentals" under GAAP.


Note 14 - Employee benefit plans:

     Defined benefit plans. The components of net periodic defined benefit pension cost are presented in the table below.

                                                                  Three months ended           Six months ended
                                                                        June 30,                   June 30,
                                                                ----------------------    -------------------------
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $ 1,459       $ 1,914     $  3,128       $  3,901
 Interest cost                                                     5,455         5,675       10,952         11,478
 Expected return on plan assets                                   (5,222)       (5,632)     (10,488)       (11,376)
 Amortization of prior service cost                                  140           150          281            304
 Amortization of net transition
  obligations                                                        147           135          290            275
 Recognized actuarial losses                                       1,082         1,126        2,160          2,276
                                                                 -------       -------     --------        -------

                                                                 $ 3,061       $ 3,368     $  6,323        $ 6,858
                                                                 =======       =======     ========        =======

     Postretirement benefits other than pensions ("OPEB"). The components of net periodic OPEB cost are presented in the table below.


                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                                ------------------          -------------------
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                (In thousands)

 Service cost                                                    $    56       $    54     $    113       $   109
 Interest cost                                                       879           483        1,539           966
 Amortization of prior service credit                               (477)         (231)        (732)         (463)
 Recognized actuarial losses (gains)                                  45           (34)          90          (176)
                                                                 -------       -------     --------       -------

                                                                 $   503       $   272     $  1,010       $   436
                                                                 =======       =======     ========       =======

Note 15 - Discontinued operations:

     As discussed in the 2004 Annual Report, in December 2004 CompX's board of directors committed to a formal plan to dispose of its Thomas Regout operations in The Netherlands. Such operations, which previously were included in the Company's component products operating segment (see Note 2), met all of the criteria under GAAP to be classified as an asset held for sale at December 31, 2004, and accordingly the results of operations of Thomas Regout have been classified as discontinued operations for all periods presented. The Company has not reclassified its consolidated balance sheet as of December 31, 2003 or its 2004 statement of cash flows. In classifying the net assets of the Thomas Regout operations as an asset held for sale, the Company concluded that the carrying amount of the net assets of such operations exceeded the estimated fair value less costs to sell of such operations, and accordingly in the fourth quarter of 2004 the Company recognized a $6.5 million impairment charge to write-down its investment in the Thomas Regout operations to its estimated net realizable value. Such charge represented an impairment of goodwill.

     In January 2005, CompX completed the sale of such operations for proceeds (net of expenses) of approximately $22.3 million. The net proceeds consisted of approximately $18.1 million in cash at the date of sale and a $4.2 million principal amount note receivable from the purchaser bearing interest at a fixed rate of 7% and payable over four years. The note receivable is collateralized by a secondary lien on the assets sold and is subordinated to certain third-party indebtedness of the purchaser. Accordingly, the Company no longer includes the results of operations or cash flows of Thomas Regout subsequent to December 31, 2004 in its consolidated financial statements. The net proceeds from the January 2005 sale of Thomas Regout were approximately $860,000 less than the net realizable value estimated at the time of the goodwill impairment charge (primarily due to higher expenses associated with the disposal of the Thomas Regout operations), and discontinued operations in 2005 includes a first quarter charge related to such differential ($272,000, net of income tax benefit and minority interest). During the first six months of 2004, the Thomas Regout operations reported net sales of $20.6 million, operating income of $1.2 million, interest expense of $762,000 and net income of approximately $300,000 (approximately $200,000 to Valhi, net of minority interest).

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

     On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. During the second quarter of 2005, the Company also purchased an additional 360,300 shares of its common stock under the repurchase program in market transactions for an aggregate of $6.8 million. Valhi cancelled these 2.4 million shares during the second quarter of 2005, and the aggregate $41.8 million cost was allocated to common stock at par value, additional paid-in capital and retained earnings in accordance with GAAP.

     Prior to and within six months of Contran's sale of the 2.0 million shares of Valhi common stock to Valhi, Contran had purchased shares of Valhi common stock in market transactions. In settlement of any alleged short-swing profit derived from these transactions as calculated pursuant to Section 16(b) of the Securities Exchange Act of 1934, Contran remitted approximately $645,000 to the Company, which amount, net of taxes, has been recorded by the Company as a capital contribution, increasing additional paid-in capital.

------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


RESULTS OF OPERATIONS

General

     The Company reported income from continuing operations of $34.1 million, or $.28 per diluted share, in the second quarter of 2005 as compared to income of $278.6 million, or $2.32 per diluted share, in the second quarter of 2004. For the first six months of 2005, the Company reported income from continuing operations of $64.4 million, or $.53 per diluted share, compared to income of $282.2 million, or $2.35 per diluted share, in the first six months of 2004.

     The Company's diluted earnings per share declined from the first six months of 2004 to the first six months of 2005 as the favorable effect in 2005 of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) certain securities transaction gains and (iv) the Company's equity in a non-operating gain from the sale of certain land and certain income tax benefits recognized by TIMET were more than offset by the favorable effect in 2004 of certain income tax benefits recognized by Kronos and NL. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of these 2004 income tax benefits.

     Income from continuing  operations in the first six months of 2005 includes
(i) gains from NL's sales of shares of Kronos common stock of $.05 per diluted share, most of which occurred in the first quarter, (ii) gains from Kronos' second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share, (iii) income related to TIMET's second quarter sale of certain real property adjacent to its Nevada facility of $.02 per diluted share and (iv) income related to certain income tax benefits recognized by TIMET of $.08 per diluted share. Income from continuing operations in the first six months of 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.91 per diluted share, (ii) a second quarter income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to a subsidiary of NL and the adjustment of estimated income taxes due upon the settlement of an IRS audit aggregating $.30 per diluted share and (iii) income related to Kronos' second quarter contract dispute settlement of $.03 per diluted share.

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

Chemicals

     Relative changes in Kronos' TiO2 sales and operating income during the 2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first half of 2004 and increasing in the last half of 2004 and the first six months of 2005.


                                               Three months ended June 30,              Six months ended June 30,
                                          ------------------------------------  -------------------------------------
                                            2004          2005       % Change      2004           2005      % Change
                                            ----          ----       --------      ----           ----      --------
                                                       (In millions, except percentages)

 Net sales                                $295.7        $311.7         +5%          $559.0     $603.6           +8%
 Operating income                           36.2          55.1        +52%            58.4       98.7          +69%

 Ti02 operating
  statistics:

   Percentage change in
    Ti02 average selling prices:
     Using actual
      foreign currency
      exchange rates                                                   +15%                                    +14%
     Impact of changes in
      foreign currency
      exchange rates                                                   -4%                                      -4%
                                                                     -----                                    -----

     In billing currencies                                            +11%                                     +10%
                                                                     =====                                    =====

   Sales volumes*                          136           122          -10%           255        237             -7%
   Production volumes*                     122           127           +4%           240        249             +4%

* Thousands of metric tons

     Kronos' sales increased $16.0 million (5%) in the second quarter of 2005 compared to the second quarter of 2004, and increased $44.6 million (8%) for the first six months of 2005 due to the net effects of higher average TiO2 selling prices, lower TiO2 selling volumes and the favorable effect of fluctuations in foreign currency exchange rates, which increased chemicals sales by approximately $10 million in the quarter and $21 million in the year-to-date period, as further discussed below. Excluding the effect of fluctuations in the value of the U.S. dollar relative to other currencies, Kronos' average TiO2 selling prices in billing currencies in the second quarter and first six months of 2005 were 11% and 10% higher, respectively, as compared to the same periods of 2004. When translated from billing currencies to U.S. dollars using actual foreign currency exchange rates prevailing during the respective periods, Kronos' average TiO2 selling prices in the second quarter and first six months of 2005 increased 15% and 14%, respectively, compared to the second quarter and first six months of 2004. Reflecting the continued implementation of prior price increase announcements, Kronos' average TiO2 selling prices in billing currencies in the second quarter of 2005 were 2% higher than the first quarter of 2005.

     Kronos' sales are denominated in various currencies, including the U.S. dollar, the euro, other major European currencies and the Canadian dollar. The disclosure of the percentage change in Kronos' average TiO2 selling prices in billing currencies (which excludes the effects of fluctuations in the value of the U.S. dollar relative to other currencies) is considered a "non-GAAP" financial measure under regulations of the SEC. The disclosure of the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods is considered the most directly comparable financial measure presented in accordance with GAAP ("GAAP measure"). Kronos discloses percentage changes in its average TiO2 prices in billing currencies because Kronos believes such disclosure provides useful information to investors to allow them to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. The difference between the 15% and 14% increases in Kronos' average TiO2 selling prices during the second quarter and first six months of 2005 as compared to the same periods of 2004 using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), and the 11% and 10% increases, respectively, in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) during such periods is due to the effect of changes in foreign currency exchange rates. The above table presents in a tabular format (i) the percentage change in Kronos' average TiO2 selling prices using actual foreign currency exchange rates prevailing during the respective periods (the GAAP measure), (ii) the percentage change in Kronos' average TiO2 selling prices in billing currencies (the non-GAAP measure) and (iii) the percentage change due to changes in foreign currency exchange rates (or the reconciling item between the non-GAAP measure and the GAAP measure).

     Kronos' TiO2 sales volumes in the second quarter and first six months of 2005 decreased 10% and 7%, respectively, compared to the same periods of 2004, with volumes lower in all regions of the world and with the largest decline in Europe. Chemicals operating income in 2004 includes $6.3 million of income ($3.5 million or $.03 per diluted share, net of income taxes and minority interest) in the second quarter related to Kronos' settlement of a contract dispute with a customer. Kronos' operating income comparisons were favorably impacted by higher production levels, which increased 4% in each of the second quarter and first six months of 2005 as compared to the same periods of 2004. Kronos' operating rates were near full capacity in all periods, and Kronos' production volumes in the first six months of 2005 were a new record for Kronos for a first six-month period.

     Kronos has substantial operations and assets located outside the United States (particularly in Germany, Belgium, Norway and Canada). A significant amount of Kronos' sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of Kronos' sales generated from its non-U.S. operations are denominated in the U.S. dollar. Certain raw materials, primarily titanium-containing feedstocks, are purchased in U.S. dollars, while labor and other production costs are denominated primarily in local currencies. Consequently, the translated U.S. dollar value of Kronos' foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and may affect the comparability of period-to-period operating results. Overall, fluctuations in the value of the U.S. dollar relative to other currencies, primarily the euro, increased TiO2 sales by a net $10 million and $21 million in the second quarter and first six months of 2005, respectively, as compared to the same periods of 2004. Fluctuations in the value of the U.S. dollar relative to other currencies similarly impacted Kronos' foreign currency-denominated operating expenses. Kronos' operating costs that are not denominated in the U.S. dollar, when translated into U.S. dollars, were higher in the second quarter and first six months of 2005 as compared to the same periods in 2004. Overall, currency exchange rate fluctuations resulted in a net $2 million and $3 million increase in Kronos' operating income in the second quarter and first six months of 2005, respectively, as compared to the second quarter and first six months of 2004.

     Kronos expects its operating income in 2005 will be higher than 2004, due primarily to higher TiO2 average selling prices. The quarterly price improvements in Kronos' average selling prices since the third quarter of 2004 are the key to its anticipation that its operating income in the second half of 2005 will be significantly higher than the second half of 2004. Kronos' average selling prices in the second half of 2005 will likely rise moderately in North America as compared to the second quarter of 2005, reflecting the expected partial implementation of prior selling price increase announcements. In Europe and export markets, Kronos' average selling prices in the second half of 2005 will likely decline from the second quarter of 2005. Kronos' TiO2 production volumes in the second half of 2005 will likely be similar to those achieved in the second half of 2004, and are expected to be below the production volumes in the first half of 2005 due primarily to certain finishing capacity being taken temporarily offline in order to complete debottlenecking projects at the Company's Leverkusen, Germany facility. Kronos' TiO2 sales volumes in the second half of 2005 are expected to be lower than the second half of 2004, and are likely to be similar to the sales volumes in the first half of 2005. While Kronos expects its operating income in calendar 2005 will be higher than calendar 2004, Kronos expects its operating income in the second half of 2005 will be below the first half of 2005. Kronos' expectations as to the future prospects of Kronos and the TiO2 industry are based upon a number of factors beyond Kronos' control, including worldwide growth of gross domestic product, competition in the marketplace, unexpected or earlier-than-expected capacity additions and technological advances. If actual developments differ from Kronos' expectations, Kronos' results of operations could be unfavorably affected.

     Kronos' efforts to debottleneck its production facilities to meet long-term demand continue to prove successful. Such debottlenecking efforts included, among other things, the addition of back-end finishing capacity to be able to process a larger quantity of the base TiO2 produced and equipment upgrades and enhancements to allow for reduced downtime for maintenance activities. Kronos' production capacity has increased by approximately 30% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos believes its annual attainable production capacity for 2005 is approximately 500,000 metric tons, with approximately 10,000 metric tons additional capacity available in 2006 through its continued debottlenecking efforts.

     Chemicals operating income, as presented above, is stated net of amortization of Valhi's purchase accounting adjustments made in conjunction with its acquisitions of its interest in NL and Kronos. Such adjustments result in additional depreciation and amortization expense beyond amounts separately reported by Kronos. Such additional non-cash expenses reduced chemicals operating income, as reported by Valhi, by $8.0 million in the first six months of 2004 and $8.6 million in the first six months of 2005.

Component products

                                            Three months ended June 30,              Six months ended June 30,
                                        ------------------------------------    ----------------------------------
                                           2004           2005      % Change      2004         2005       % Change
                                           ----           ----      --------      ----         ----       --------
                                                      (In millions, except percentages)

 Net sales                              $46.2           $45.8          -1%       $89.8        $92.6           +3%
 Operating income                         5.1             4.8          -6%         7.6           8.9         +17%

     Component product sales and operating income were lower in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to the net effect of lower sales volumes partially offset by higher selling prices for certain products. Component product sales and operating income were higher in the first six months of 2005 as compared to the same period in 2004 as the effect of higher selling prices for certain products more than offset the impact of lower sales volumes for certain products. During the second quarter of 2005, sales of precision slide products were 2% higher than the second quarter of 2004, while sales of security products declined 5%. Sales of ergonomic products in the second quarter of 2005 approximated ergonomic product sales in the second quarter of 2004. For the first six months of 2005, sales of precision slide and ergonomic products increased 9% and 5%, respectively, compared to the first six months of 2004, while sales of security products declined 3%. The percentage changes in both precision slide and ergonomic products include the impact resulting from changes in foreign currency exchange rates. Sales of security products are generally denominated in U.S. dollars.

     CompX has substantial operations and assets located outside the United States in Canada and Taiwan. A portion of CompX's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the New Taiwan dollar. In addition, a portion of CompX's sales generated from its non-U.S. operations (principally in Canada) are denominated in the U.S. dollar. Most raw materials, labor and other production costs for such non-U.S. operations are denominated primarily in local currencies. Consequently, the translated U.S. dollar values of CompX's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. During the first six months of 2005, currency exchange rate fluctuations did not significantly affect comparisons with 2004.

     While demand has stabilized across most of CompX's product segments, certain customers continue to seek lower-priced Asian sources as alternatives to CompX's products. CompX believes the impact of this will be mitigated through its ongoing initiatives to expand both new products and new market opportunities. Asian-sourced competitive pricing pressures are expected to continue to be a challenge. CompX's strategy in responding to the competitive pricing pressure has included reducing production cost through product reengineering, improvement in manufacturing processes or moving production to lower-cost facilities, including CompX's Asian-based manufacturing facilities. CompX has also emphasized and focused on opportunities where it can provide value-added customer support services that Asian-based manufacturers are generally unable to provide. CompX believes its combination of cost control initiatives together with its value-added approach to development and marketing of products helps to mitigate the impact of pricing pressures from Asian competitors.

     CompX will continue to focus on cost improvement initiatives, utilizing lean manufacturing techniques and prudent balance sheet management in order to minimize the impact of lower sales, particularly to the office furniture industry, and to develop value-added customer relationships with an additional focus on sales of CompX's higher-margin ergonomic computer support systems and security products to improve operating results. These actions, along with other activities to eliminate excess capacity, have been designed to position CompX to expand more effectively on both new product and new market opportunities to improve CompX's profitability.

Waste management


                                                             Three months ended             Six months ended
                                                                  June 30,                      June 30,
                                                           ---------------------        ---------------------
                                                             2004           2005          2004           2005
                                                             ----           ----          ----           ----
                                                                              (In millions)

 Net sales                                                 $ 1.4         $ 2.0          $ 2.2         $ 4.5
 Operating loss                                             (3.6)         (3.5)          (6.8)         (6.3)

     Waste management sales increased, and its operating loss declined, in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 due to higher utilization of waste management services, offset in part by higher operating costs. Waste Control Specialists also continues to explore opportunities to obtain certain types of new business (including treatment and storage of certain types of waste) that, if obtained, could help to further increase its sales, and decrease its operating loss, in the remainder of 2005.

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

     Prior to June 2003, the state law in Texas (where Waste Control Specialists' disposal facility is located) prohibited the applicable Texas regulatory agency from issuing a license for the disposal of a broad range of low-level and mixed low-level radioactive waste to a private enterprise operating a disposal facility in Texas. In June 2003, a new Texas state law was enacted that allows the Texas Commission on Environmental Quality ("TCEQ") to issue a low-level radioactive waste disposal license to a private entity, such as Waste Control Specialists. Waste Control Specialists has applied for such a disposal license with the TCEQ, and Waste Control Specialists was the only entity to submit an application for such a disposal license. The application was declared administratively complete by the TCEQ in February 2005. The regulatorially required merit review has been completed, and the TCEQ began its technical review of the application in May 2005. The length of time that it will take to complete the review and act upon the license application is uncertain, although Waste Control Specialists does not currently expect the agency will issue any final decision on the license application before late 2007. There can be no assurance that Waste Control Specialists will be successful in obtaining any such license.

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

Equity in earnings of TIMET

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
                                                               --------------------       ---------------------
                                                                 2004         2005          2004          2005
                                                                 ----         ----          ----          ----
                                                                                 (In millions)

 TIMET historical:
   Net sales                                                   $124.1        $183.7        $244.6       $339.0
                                                               ======        ======        ======       ======

   Operating income                                            $  8.5        $ 36.9        $ 11.7       $ 56.3
   Gain on sale of land                                           -            13.9           -           13.9
   Other general corporate, net                                    .1           1.5            .9          2.3
   Interest expense                                              (4.1)          (.9)         (8.4)        (1.6)
                                                               ------        ------        ------       ------
                                                                  4.5          51.4           4.2         70.9

   Income tax benefit (expense)                                   (.8)        (13.3)         (1.3)         9.5
   Minority interest                                              (.3)         (1.2)          (.7)        (2.1)
   Dividends on preferred stock                                   -            (3.3)          -           (6.6)
                                                               ------        ------        ------       ------

     Net income                                                $  3.4        $ 33.6        $  2.2       $ 71.7
                                                               ======        ======        ======       ======

 Equity in earnings of TIMET                                   $  2.7        $ 15.8        $  3.4       $ 32.6
                                                               ======        ======        ======       ======

     TIMET reported higher sales and operating income in the second quarter and first six months of 2005 as compared to the same periods of 2004 due in part to higher sales volumes and average selling prices. TIMET's average selling prices for melted products (ingot and slab) increased 30% in the second quarter of 2005 as compared to the second quarter of 2004, while average selling prices for mill products increased 27%. For the first six months of 2005, TIMET's average selling prices for melted and mill products increased 29% and 23%, respectively. For the second quarter and first six months of 2005, TIMET's sales volumes of mill products increased 15% and 10%, respectively, while volumes of melted products were 1% higher for both periods.

     TIMET's operating results in the first quarter of 2004 include $1.9 million of income related to a change in TIMET's vacation policy. TIMET's operating results comparisons were favorably impacted by improved plant operating rates, which increased from 72% in the first six months of 2004 to 79% in the first six months of 2005. In addition, TIMET's operating results comparisons were negatively impacted by higher costs for raw materials and accruals for certain performance-based employee incentive compensation and a $1.2 million noncash impairment charge in the first quarter of 2005 related to certain abandoned manufacturing equipment of TIMET.

     During the second quarter of 2005, TIMET recognized a $13.9 million pre-tax gain ($2.6 million, or $.02 per diluted share, net of income taxes and minority interest to Valhi) related to the sale of certain real property adjacent to TIMET's facility in Nevada. In addition, TIMET periodically reviews its deferred income tax assets to determine if future realization is more likely than not. During the first quarter of 2005, due to a change in estimate of TIMET's ability to utilize the benefits of its net operating loss carryforwards, other tax attributes and deductible temporary differences in the U.S. and the U.K., TIMET determined that its net deferred income tax assets in such jurisdictions now meet the "more-likely-than-not" recognition criteria. Accordingly, TIMET's income tax benefit in the first six months of 2005 includes a $35.6 million benefit ($9.5 million, or $.08 per diluted share, net of minority interest to Valhi) related to reversal of the valuation allowances attributable to such deferred income tax assets. TIMET expects the remaining U.S. and U.K. valuation allowances (other than with respect to a substantial portion of TIMET's U.S. capital loss carryforward) aggregating approximately $14.6 million will be reversed ratably during the second half of 2005 in accordance with the GAAP requirements of accounting for income taxes at interim dates.

     Over the past several quarters, TIMET has seen the availability of raw materials tighten, and, consequently, the prices for such raw material have generally increased. TIMET currently expects that a shortage in raw materials is likely to continue throughout 2005 and into 2006, which could limit TIMET's ability to produce enough titanium products to fully meet customer demand. In addition, TIMET has certain long-term agreements that limit TIMET's ability to pass on all of its increased raw material costs to its customers.

     In July 2005, The Airline Monitor, a leading aerospace publication, issued its semi-annual forecast for commercial aircraft deliveries. Beginning in 2006, this new forecast increases its estimate of large commercial aircraft deliveries over the next five years by 460 planes, including 55 wide bodies (wide body planes currently require a higher percentage of titanium in their airframes, engines and other parts than other commercial aircraft). Deliveries of titanium generally precede aircraft deliveries by about one year, and the Company has already begun to see the effects of the increased build rates from Boeing and Airbus.

     In May 2005, TIMET announced plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over current Nevada sponge production capacity levels.

     TIMET currently expects its full year 2005 sales revenue will range from $730 million to $760 million. As compared to full year average selling prices for 2004, TIMET currently expects 2005 average selling prices will increase 40% to 45% for melted products and 25% to 30% for mill products.

     TIMET's cost of sales is affected by a number of factors including customer and product mix, material yields, plant operating rates, raw material costs, labor and energy costs. Raw material costs, which include sponge, scrap and alloys, represent the largest portion of TIMET's manufacturing cost structure. As previously reported, scrap and certain alloy prices have increased significantly from year-ago prices, and increased energy costs also continue to have a negative impact on gross margin. However, TIMET has begun to see a mild softening of such costs.

     TIMET currently expects production volumes will continue to increase in 2005, with overall capacity utilization expected to approximate 80% in 2005 (as compared to 75% in 2004). However, practical capacity utilization measures can vary significantly based on product mix.

     TIMET currently anticipates that it will receive orders from Boeing for about 3.0 million pounds of product during 2005. At this projected order level, TIMET expects to recognize about $17 million of take-or-pay income in 2005. Overall, TIMET currently expects its operating income for 2005 will be between $123 million and $138 million, with net income attributable to common stockholders estimated to between $117 million and $132 million.

     In August 2005, TIMET entered into a new agreement for the purchase and sale of titanium products with Boeing. The new agreement is to be effective as of July 1, 2005 and, unless extended by the parties, will expire December 31, 2010. The new agreement, which supercedes TIMET's prior agreement with Boeing, provides for, among other things, mutual annual purchase and supply commitments by both parties, for continuation of the existing buffer inventory program currently in place for Boeing and for certain improved product pricing over the levels applicable in the prior agreement. In addition, the new agreement provides for the termination of the prior agreement's take-or-pay arrangement, which would otherwise have continued in effect through the end of 2007, pursuant to which commencing in 2006 Boeing will be required to make an annual makeup payment to TIMET early in the following year in the event Boeing purchases less than its annual volume commitment in any year. The new agreement also provides for support of TIMET's sponge production operations under certain circumstances.

     The Company accounts for its interest in TIMET by the equity method. The Company's equity in earnings of TIMET differs from the amounts that would be expected by applying the Company's ownership percentage to TIMET's separately-reported earnings because of the effect of amortization of purchase accounting adjustments made by the Company in conjunction with the Company's acquisitions of its interests in TIMET. Amortization of such basis differences generally increases earnings (or reduces losses) attributable to TIMET as reported by the Company, and aggregated $2.5 million in the first six months of 2004 and $2.3 million in the first six months of 2005.

     General corporate and other items

     General corporate interest and dividend income. General corporate interest and dividend income in the second quarter and first six months of 2005 was higher as compared to the same periods of 2004 due primarily to a higher level of funds available for investment. A significant portion of the Company's general corporate interest and dividend income relates to distributions received from The Amalgamated Sugar Company LLC and interest income on the Company's $80 million loan to Snake River Sugar Company. See Notes 3 and 7 to the Consolidated Financial Statements. Aggregate general corporate interest and dividend income in the remainder of 2005 is currently expected to be comparable to slightly higher as compared to the same periods in 2004, with distributions from The Amalgamated Sugar Company LLC in 2005 expected to be comparable to the aggregate amount received in 2004.

     Securities transactions. Net securities transactions gains in the first six months of 2005 relate principally to a $14.7 million pre-tax gain ($6.6 million, or $.05 per diluted share, net of income taxes and minority interest) related to NL's sale of shares of Kronos common stock in market transactions, substantially all of which occurred in the first quarter. See Notes 2 and 8 to the Consolidated Financial Statements.

     Security transaction gains in 2005 also include a $5.4 million gain ($3.1 million, or $.03 per diluted share, net of income taxes and minority interest) related to Kronos' second quarter sale of its passive interest in a Norwegian smelting operation, which had a nominal carrying value for financial reporting purposes. See Note 8 to the Consolidated Financial Statements.

     Insurance recoveries. NL has reached an agreement with one of its former insurance carriers in which such carrier would reimburse NL for a portion of its past and future lead pigment litigation defense costs, although the amount which NL will ultimately recover from such carrier with respect to such defense costs incurred by NL is not yet determinable. NL is also continuing discussions with another former insurance carrier with respect to recovery of past and future defense costs. Litigation settlement gains during the first six months of 2005 relates to $1.2 million of expected recoveries NL recognized from certain insolvent former insurance carriers relating to settlement of excess insurance coverage claims. See Note 8 to the Consolidated Financial Statements. While NL continues to seek additional recoveries of past defense costs as well as an agreement related to future defense costs, there can be no assurance that NL will be successful in obtaining reimbursement for either defense costs or indemnity. NL has not accrued any additional insurance recoveries and any such additional insurance recoveries would be recognized when their receipt is deemed probable and the amount is determinable.

     General corporate expenses. Net general corporate expenses in the second quarter and first six months of 2005 were $1.2 million and $400,000, respectively, higher than the same periods of 2004. Net general corporate expenses in calendar 2005 are currently expected to be higher as compared to calendar 2004, primarily due to higher expected litigation and related expenses of NL for the remainder of 2005. However, obligations for environmental remediation are difficult to assess and estimate, and no assurance can be given that actual costs will not exceed accrued amounts or that costs will not be incurred in the future with respect to sites for which no estimate of liability can presently be made. See Note 13 to the Consolidated Financial Statements.

     Interest expense. The Company has a significant amount of indebtedness denominated in the euro, including Kronos International's ("KII") euro-denominated Senior Secured Notes (euro 375 million outstanding at June 30,
2005). Accordingly, the reported amount of interest expense will vary depending on relative changes in foreign currency exchange rates. Interest expense in the first six months of 2005 was higher than the same period of 2004 due primarily to the interest expense associated with the additional euro 90 million principal amount of Senior Secured Notes issued in November 2004. In addition, the increase in interest expense was due to relative changes in foreign currency exchange rates, which increased the U.S. dollar equivalent of interest expense on the euro 285 million principal amount of KII Senior Secured Notes outstanding during both periods by approximately $1.0 million in the six-month period.

     Assuming interest rates and foreign currency exchange rates do not increase significantly from current levels, interest expense in the remainder of 2005 is currently expected to be higher than the same periods of 2004 due primarily to the effect of the issuance of the additional euro 90 million principal amount of KII Senior Secured Notes in November 2004.

     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 11 to the Consolidated Financial Statements.

     As previously reported, the Company's income tax benefit in the second quarter of 2004 includes (i) a $268.6 million income tax benefit ($230.2 million, or $1.91 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $43.7 million income tax benefit ($36.4 million, or $.30 per diluted share, net of minority interest) related to income tax attributes of a subsidiary of NL.

     At June 30, 2005, Kronos has the equivalent of $590 million and $178 million of income tax loss carryforwards for German corporate and trade tax purposes, respectively, all of which have no expiration date. As more fully described in the 2004 Annual Report, during 2004 Kronos concluded the benefit of such net carryforwards met the more-likely-than-not recognition criteria of GAAP, and accordingly in 2004 Kronos reversed the deferred income tax asset valuation allowance related to such German carryforwards and other net deductible temporary differences related to Germany. Because the benefit of such net operating loss carryforwards and other deductible temporary differences in Germany has now been recognized, the Company's effective income tax rate in 2005 is higher than its effective income tax rate in 2004, although its current and future cash income tax rate was not affected by the reversal of the valuation allowance. Prior to the complete utilization of such carryforwards, it is possible that the Company might conclude in the future that the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the Company would be required to recognize a valuation allowance against the then-remaining tax benefit associated with the carryforwards.

     Minority interest. See Note 12 to the Consolidated Financial Statements.

     Discontinued  operations.   See  Note  15  to  the  Consolidated  Financial
Statements.

     Accounting principles not yet implemented. See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Summary

     The Company's primary source of liquidity on an ongoing short-term and long-term basis is its cash flows from operating activities, which is generally used to (i) fund capital expenditures, (ii) repay short-term indebtedness incurred primarily for working capital purposes and (iii) provide for the payment of dividends (including dividends paid to Valhi by its subsidiaries). In addition, from time-to-time the Company may incur indebtedness, generally to (i) fund short-term working capital needs, (ii) refinance existing indebtedness,
(iii) make investments in marketable and other securities (including the acquisition of securities issued by subsidiaries and affiliates of the Company) or (iv) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business. Also, the Company may from time-to-time sell assets outside the ordinary course of business, the proceeds of which are generally used to (i) repay existing indebtedness (including indebtedness which may have been collateralized by the assets sold), (ii) make investments in marketable and other securities, (iii) fund major capital expenditures or the acquisition of other assets outside the ordinary course of business, (iv) pay dividends or (v) repurchase shares of its common stock.

     At June 30, 2005, the Company's outstanding third-party indebtedness was substantially comprised of (i) Valhi's $250 million of loans from Snake River Sugar Company due in 2027 and (ii) Kronos International's euro-denominated Senior Secured Notes (equivalent of $461.1 million outstanding) due in 2009. Accordingly, the Company does not currently expect that a significant amount of its cash flows from operating activities generated during 2005 will be required to be used to repay indebtedness during 2005.

     Based upon the Company's expectations for the industries in which its subsidiaries and affiliates operate, and the anticipated demands on the Company's cash resources as discussed herein, the Company expects to have sufficient liquidity to meet its short-term obligations (defined as the twelve-month period ending June 30, 2006) and its long-term obligations (defined as the remainder of the five-year period ending December 31, 2009, the time period for which the Company generally does long-term budgeting) including operations, capital expenditures, debt service current dividend policy and repurchases of its common stock. To the extent that actual developments differ from the Company's expectations, the Company's liquidity could be adversely affected.

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

     Cash flows from operating activities decreased from $56.9 million generated in the first six months of 2004 to a $26.7 million of cash used in the first six months of 2005. This $83.6 million net decrease is due primarily to the net effects of (i) lower net income of $218.3 million, (ii) higher net securities transaction gains of $20.2 million, (iii) a higher provision for deferred income taxes of $315.7 million, (iv) lower minority interest of $42.2 million, (v) higher equity in earnings of TIMET of $29.2 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $7.7 million, (vii) higher net cash paid for income taxes of $57.4 million, due in large part to a $20.1 million tax refund received by Kronos in 2004 and a $21 million payment by NL in 2005 to settle a previously-reported income tax audit and (viii) $39.1 million higher use of cash related to relative changes in working capital items (accounts receivable, inventories, payables and accruals and accounts with affiliates).

     Relative changes in working capital assets and liabilities can have a significant effect on cash flows from operating activities. Kronos' average days sales outstanding ("DSO") increased from 60 days at December 31, 2004 to 64 days at June 30, 2005, due to the timing of collection on the slightly higher accounts receivable balance at the end of June. At June 30, 2005, Kronos' average number of days in inventory ("DII") was consistent with its December 31, 2004 average at 97 days. CompX's average DSO related to its continuing operations increased from 38 days at December 31, 2004 to 42 days at June 30, 2005 due to timing of collection on the slightly higher accounts receivable balance at the end of June. CompX's average DII related to its continuing operations was 52 days at both December 31, 2004 and June 30, 2005.

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

                                                                                           Six months ended
                                                                                              June 30,
                                                                                       -----------------------
                                                                                         2004            2005
                                                                                       --------         ------
                                                                                            (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                               $ 67.6          $  2.4
  CompX                                                                                  13.7             8.6
  Waste Control Specialists                                                              (4.3)           (3.2)
  NL Parent                                                                               2.9           (24.2)
  Tremont                                                                                  .4            (1.5)
  Valhi Parent                                                                           18.9            27.4
  Other                                                                                   (.4)            (.3)
  Eliminations                                                                          (41.9)          (35.9)
                                                                                       ------          ------

                                                                                       $ 56.9          $(26.7)
                                                                                       ======          ======


     Investing and financing activities. Approximately 45% of the Company's consolidated capital expenditures in the first six months of 2005 relate to Kronos, 28% relate to CompX and substantially all of the remainder relate to Waste Control Specialists. During the first six months of 2005, (i) Valhi purchased shares of TIMET common stock in market transactions for $18.0 million,
(ii) NL sold shares of Kronos common stock in market transactions for $19.2 million, (iii) NL purchased shares of CompX common stock in market transactions for $572,000, (iv) Valhi purchased shares of Kronos common stock in market transactions for $3.3 million, (v) CompX received a net $18.1 million from the sale of its Thomas Regout operations (which had approximately $4.0 million of cash at the date of disposal), (vi) Valhi received a net $4.9 million on its short-term loan to Contran, (vii) NL collected $2 million on its loan to one of the Contran family trusts, (viii) the Company made net purchases of marketable securities of $10.6 million and (ix) Kronos received $3.5 million from the sale of its passive interest in a Norwegian smelting operations. See Notes 2, 8 and 15 to the Consolidated Financial Statements.

     During the first six months of 2005, Kronos repaid an aggregate euro 10 million ($12.9 million when repaid) under its European revolving credit facility. Valhi, which increased its regular quarterly dividend from $.06 per share to $.10 per share in the first quarter of 2005, paid cash dividends in the first six months of 2005 aggregating $24.6 million. Distributions to minority interest in the first six months of 2005 are primarily comprised of Kronos cash dividends paid to shareholders other than Valhi and NL, NL cash dividends paid to shareholders other than Valhi and CompX dividends paid to shareholders other than NL. Valhi purchased approximately 2.4 million shares of its common stock in market and other transactions for an aggregate of $41.8 million, and other cash flows from financing activities in the first six months of 2005 relate primarily to proceeds from the issuance of NL, CompX and Valhi common stock upon exercise of stock options.

     At June 30, 2005, unused credit available under existing credit facilities approximated $299.4 million, which was comprised of: CompX - $47.5 million under its revolving credit facility; Kronos - $95 million under its European credit facility, $45 million under its U.S. credit facility, $11 million under its Canadian credit facility, and $4 million under other non-U.S. facilities; and Valhi - $96.9 million under its revolving bank credit facility.

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

Chemicals - Kronos

     At June 30, 2005, Kronos had cash, cash equivalents and marketable debt securities of $21.2 million, including restricted balances of $3.6 million, and Kronos had approximately $155 million available for borrowing under its U.S., Canadian and European credit facilities. Based upon Kronos' expectations for the TiO2 industry, Kronos expects to have sufficient liquidity to meet its future obligations including operations, capital expenditures, debt service and current dividend policy. To the extent that actual developments differ from Kronos' expectations, Kronos' liquidity could be adversely affected.

     At June 30, 2005, Kronos' outstanding debt was comprised of (i) $461.1 million related to KII's Senior Secured Notes and (ii) approximately $200,000 of other indebtedness. During the second quarter of 2005, Kronos extended the respective maturity dates of its European and U.S. revolving credit facilities each by three years to June 2008 and September 2008, respectively.

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

     Certain of the Kronos' sales generated by its non-U.S. operations are denominated in U.S. dollars. Kronos periodically uses currency forward contracts to manage a very nominal portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency or similar exchange rate risk associated with future sales. Kronos has not entered into these contracts for trading or speculative purposes in the past, nor does Kronos currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. During 2004 and to date in 2005, Kronos has not used hedge accounting for any of its contracts. To manage such exchange rate risk, at June 30, 2005, Kronos held a series of contracts, which mature through December 2005, to exchange an aggregate of U.S. $22.5 million for an equivalent amount of Canadian dollars at exchange rates of Cdn. $1.23 to Cdn. $1.26 per U.S. dollar. At June 30, 2005, the actual exchange rate was Cdn. $1.23 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2005 was not material.

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

     Kronos periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy, its debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, Kronos has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, Kronos may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities. In the event of any such transaction, Kronos may consider using available cash, issuing equity securities or increasing its indebtedness to the extent permitted by the agreements governing Kronos' existing debt.

     Kronos has substantial operations located outside the United States for which the functional currency is not the U.S. dollar. As a result, the reported amounts of Kronos' assets and liabilities related to its non-U.S. operations, and therefore Kronos' consolidated net assets, will fluctuate based upon changes in currency exchange rates.

NL Industries

     At June 30, 2005, NL (exclusive of CompX) had cash, cash equivalents and marketable debt securities of $84.3 million, including restricted balances of $16.2 million. Of such restricted balances, $3 million was held by special purpose trusts, the assets of which can only be used to pay for certain of NL's future environmental remediation and other environmental expenditures. See Note 13 to the Consolidated Financial Statements.

     See Note 11 to the Consolidated Financial Statements for certain income tax examinations currently underway with respect to certain of NL's income tax returns, and see Note 13 to the Consolidated Financial Statements and Part II,
Item 1, "Legal Proceedings" with respect to certain legal proceedings and environmental matters with respect to NL.

     In addition to those legal proceedings described in Note 13 to the Consolidated Financial Statements, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NL and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant's product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on NL's consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

     NL periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, its dividend policy and capital expenditure requirements and estimated future operating cash flows. As a result of this process, NL has in the past and may in the future seek to reduce, refinance, repurchase or restructure indebtedness, raise additional capital, repurchase shares of its common stock, modify its dividend policy, restructure ownership interests, sell interests in subsidiaries or other assets, or take a combination of such steps or other steps to manage its liquidity and capital resources. In the normal course of its business, NL may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the chemicals or other industries, as well as the acquisition of interests in, and loans to, related entities.

Component products - CompX International

     CompX received approximately $18.1 million cash (net of expenses) in January 2005 upon the sale of its Thomas Regout operations in The Netherlands. See Note 15 to the Consolidated Financial Statements. CompX believes that its cash on hand, together with cash generated from operations and borrowing availability under its bank credit facility, will be sufficient to meet CompX's liquidity needs for working capital, capital expenditures and dividends. To the extent that CompX's actual operating results or developments differ from CompX's expectations, CompX's liquidity could be adversely affected. CompX, which had suspended its regular quarterly dividend of $.125 per share in the second quarter of 2003, reinstated its regular quarterly dividend at the $.125 per share rate in the fourth quarter of 2004.

     Certain of the CompX's sales generated by its non-U.S. operations are denominated in U.S. dollars. CompX periodically uses currency forward contracts to manage a portion of foreign exchange rate risk associated with receivables denominated in a currency other than the holder's functional currency. CompX has not entered into these contracts for trading or speculative purposes in the past, nor does CompX currently anticipate entering into such contracts for trading or speculative purposes in the future. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Contracts that do not meet the criteria for hedge accounting are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income currently as part of net currency transactions. To manage such exchange rate risk, at June 30, 2005, CompX held a series of contracts maturing through September 2005 to exchange an aggregate of U.S. $6.5 million for an equivalent amount of Canadian dollars at an exchange rates of Cdn. $1.25 to Cdn. $1.26 per U.S. dollar. At June 30, 2005, the actual exchange rate was Cdn. $1.23 per U.S. dollar. The estimated fair value of such foreign currency forward contracts at June 30, 2005 is not material.

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

Waste management - Waste Control Specialists

     At June 30, 2005, Waste Control Specialists' indebtedness consisted principally of $20.4 million of borrowings owed to a wholly-owned subsidiary of Valhi (December 31, 2004 intercompany indebtedness - $4.6 million). During the first six months of 2005, this subsidiary of Valhi loaned an additional net of $15.8 million to Waste Control Specialists, which were used by Waste Control Specialists primarily to fund its operating loss and its capital expenditures. Such indebtedness is eliminated in the Company's Consolidated Financial Statements. Waste Control Specialists will likely borrow additional amounts during the remainder of 2005 from such Valhi subsidiary under the terms of a its revolving credit facility that matures in March 2006.

TIMET

     At June 30, 2005, TIMET had $110 million of borrowing availability under its various U.S. and European credit agreements.

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

     In May 2005, TIMET announced it plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007 and cost an aggregate of $38 million, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at its Nevada facility. Including an estimated $25 million related to this sponge expansion, TIMET current expects its aggregate capital expenditures during 2005 will be approximately $78 million.

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

General corporate - Valhi

     Because Valhi's operations are conducted primarily through its subsidiaries and affiliates, Valhi's long-term ability to meet its parent company level corporate obligations is dependent in large measure on the receipt of dividends or other distributions from its subsidiaries and affiliates. In February 2004, Kronos announced it would pay its first regular quarterly cash dividend of $.25 per share. At that rate, and based on the 27.9 million shares of Kronos held by Valhi at June 30, 2005, Valhi would receive aggregate annual dividends from Kronos of $27.9 million. NL, which paid its 2004 regular quarterly dividends of $.20 per share in the form of shares of Kronos common stock, increased its regular quarterly dividend in the first quarter of 2005 to $.25 per share, which also was in the form of shares of Kronos common stock. In the second quarter of 2005, NL paid its regular quarterly dividend in the form of cash. Assuming NL paid its regular quarterly dividends in the form of cash, and based on the 40.4 million shares of NL common stock held by Valhi at June 30, 2005, Valhi would receive aggregate annual dividends from NL of $40.4 million. The Company does not currently expect to receive any distributions from Waste Control Specialists or TIMET during 2005. CompX dividends, which resumed in the fourth quarter of 2004, are paid to NL.

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

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. On April 1, 2005, the Company purchased 2.0 million shares of its common stock, at a discount to the then-current market price, from Contran for $17.50 per share or an aggregate purchase price of $35.0 million. Such shares were purchased under the stock repurchase program. Valhi's independent directors approved such purchase. The Company has also purchased during the second quarter of 2005 an additional 360,300 shares of its common stock under the repurchase program in market transactions for an aggregate of $6.8 million.

     At June 30, 2005, Valhi had $22.9 million of parent level cash and cash equivalents and had no amounts outstanding under its revolving bank credit agreement. In addition, Valhi had $96.9 million of borrowing availability under its revolving bank credit facility.

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

     Certain covenants contained in Snake River's third-party senior debt allow Snake River in certain circumstances to pay periodic installments of debt service payments (principal and interest) under Valhi's $80 million loan to Snake River prior to its current scheduled maturity in 2007, and such loan is subordinated to Snake River's third-party senior debt. At June 30, 2005, the accrued and unpaid interest on the $80 million loan to Snake River aggregated $40.9 million and is classified as a noncurrent asset. The Company currently believes it will ultimately realize both the $80 million principal amount and the accrued and unpaid interest, whether through cash generated from the future operations of Snake River and the LLC or otherwise (including any liquidation of Snake River or the LLC). Following the currently scheduled complete repayment of Snake River's third-party senior debt in April 2007, Valhi believes it will receive significant debt service payments on its loan to Snake River as the cash flows that Snake River previously would have been using to fund debt service on its third-party senior debt ($10.0 million of scheduled payments in 2005), plus other cash resources at Snake River would then become available, and would be required, to be used to fund debt service payments on its loan from Valhi. Prior to the repayment of the third-party senior debt, Snake River might also make debt service payments to Valhi, if permitted by the terms of the senior debt, or if Snake River would refinance with a third party all or a portion of the amount it owes to Valhi under such $80 million loan.

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

Non-GAAP financial measures

     In an effort to provide investors with additional information regarding the Company's results of operations as determined by GAAP, the Company has disclosed certain non-GAAP information which the Company believes provides useful information to investors:

     o The Company discloses percentage changes in Kronos' average TiO2 selling prices in billing currencies, which excludes the effects of foreign currency translation. The Company believes disclosure of such percentage changes allows investors to analyze such changes without the impact of changes in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the relative changes in average selling prices in the actual various billing currencies. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the percentage change in average selling prices in billing currencies will be higher or lower, respectively, than such percentage changes would be using actual exchange rates prevailing during the respective periods. See page 29.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, these executive officers have concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.

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

     There has been no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the ConsolidIated Financial Statements, the 2004 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 for descriptions of certain legal proceedings.

     Thomas v. Lead Industries Association, et al. (Circuit Court, Milwaukee, Wisconsin, Case No. 99-CV-6411). In July 2005, the Wisconsin Supreme Court affirmed the appellate court's dismissal of plaintiff's civil conspiracy and enterprise liability claims and reversed and remanded the appellate court's dismissal of plaintiff's risk contribution claim.

     State of Rhode Island v. Lead Industries Association, et al. (Superior Court of Rhode Island, No. 99-5226). In June 2005, NL filed a motion for summary judgment on the state's Unfair Trade Practices Act claim.

     Barker, et al. v. The Sherwin-Williams Company, et al. (Circuit Court of Jefferson County, Mississippi, Civil Action No. 2000-587, and formerly known as Borden, et al. vs. The Sherwin-Williams Company, et al.). With respect to the eight plaintiffs remaining in Holmes County Mississippi, three of these plaintiffs voluntarily dismissed their claims without prejudice in May 2005. With respect to the two plaintiffs remaining in Jefferson County, one of these plaintiffs voluntarily dismissed his claim without prejudice in May 2005.

     City of Milwaukee v. NL Industries, Inc. and Mautz Paint (Circuit Court, Civil Division, Milwaukee County, Wisconsin, Case No. 01CV003066). In July 2005, NL withdrew its petition to the Wisconsin Supreme Court seeking review of the appellate court's ruling in December 2004 that reversed and remanded the trial court's dismissal of the case.

     Jackson, et al., v. Phillips Building Supply of Laurel, et al. (Circuit Court of Jones County, Mississippi, Dkt. Co. 2002-10-CV1). In May 2005, the court set a trial date of November 2006.

     Harris County, Texas v. Lead Industries Association, et al. (District Court of Harris County, Texas, No. 2001-21413). In May 2005, the plaintiff voluntarily dismissed the case without prejudice.

     City of Chicago vs. American Cyanamid, et al. (Circuit Court of Cook County, Illinois, No. 02CH16212). In May 2005, the Illinois Supreme Court denied plaintiff's petition seeking review of the appellate court's decision affirming the dismissal of the case.

     Russell v. NL Industries, Inc., et al. (Circuit Court of LeFlore County, Mississippi, Civil Action No. No.2002-0235-CICI). In May 2005, the court dismissed the case with prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Share Repurchases.

     In March 2005, the Company's board of directors authorized the repurchase of up to 5.0 million shares of Valhi's common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with affiliates of Valhi. The stock may be purchased from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, the program could be terminated prior to completion. The Company will use its cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to Valhi's treasury and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 17 to the Consolidated Financial Statements.

     The following table discloses certain information regarding shares of Valhi common stock purchased by Valhi during the period covered by this Quarterly Report on Form 10-Q. All of such purchases were made under the repurchase program discussed above, and other than 2.0 million shares of its common stock Valhi purchased from Contran Corporation in April 2005 for $17.50 per share, or an aggregate purchase price of $35.0 million, all of such purchases were made in open market transactions.

                                                                                                Maximum number of shares
                                                   Average         Total number of shares      that may yet be purchased
                              Total number       price paid        purchased as part of a              under the
                                of shares        per share,          publicly-announced        publicly-announced plan at
                                purchased         including                 plan                     end of period
          Period                                 commissions
------------------------      --------------  ------------------  ------------------------   ----------------------------

April 1, 2005 to
  April 30, 2005                 2,254,400         $17.73                  2,254,400                      2,745,600

May 1, 2005 to
 May 31, 2005                       18,700         $17.80                     18,700                      2,726,900

June 1, 2005 to
 June 30, 2005                      87,200         $17.51                     87,200                      2,639,700


Item 4.  Submission of Matters to a Vote of Security Holders.

     Valhi's 2005 Annual Meeting of Stockholders was held on May 26, 2005. Thomas E. Barry, Norman S. Edelcup, W. Hayden McIlroy, Glenn R. Simmons, Harold
C. Simmons, J. Walter Tucker, Jr. and Steven L. Watson were elected as directors, each receiving votes "For" their election from at least 96.6% of the
119.5 million common shares eligible to vote at the Annual Meeting.

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



                                      VALHI, INC.
                                --------------------------
                                     (Registrant)



Date   August  5, 2005        By /s/ Bobby D. O'Brien
                                 ------------------------------------------
                                 Bobby D. O'Brien
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)



Date   August 5, 2005         By /s/ Gregory M. Swalwell
                                 ------------------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)