Form 10-K/A
period 2004-12-31
VALHI INC /DE/
filed 2005-12-23
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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

Explanatory Note Regarding Amendment No. 1


     The Registrant hereby files this Annual Report on Form 10-K/A ("Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2005 ("Original Form 10-K"). As discussed in Note 1 to the Consolidated Financial Statements, on December 21, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-K/A to restate the Registrant's consolidated balance sheet as of December 31, 2003 and 2004, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004, in each case as contained in the Original Form 10-K.

     As previously disclosed, in January 1997 the Registrant transferred control of the refined sugar operations previously conducted by the Registrant's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to the Registrant aggregating $250 million. Such loans from Snake River are collateralized by the Registrant's interest in the LLC. Snake River's sources of funds for its loans to the Registrant, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by the Registrant, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of the Registrant's loans to Snake River have remained outstanding since June 30, 1997 through December 31, 2004.

     The Registrant and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the "base" level), with a preferential 95% share going to the Registrant. To the extent the LLC's distributions are below this base level in any given year, the Registrant is entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until such shortfall is recovered. Under certain conditions, the Registrant is entitled to receive additional cash distributions from the LLC. The Registrant may, at its option, require the LLC to redeem the Registrant's interest in the LLC beginning in 2012, and the LLC has the right to redeem the Registrant's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Registrant. In the event the Registrant requires the LLC to redeem the Registrant's interest in the LLC, Snake River has the right to accelerate the maturity of and call Registrant's $250 million loans from Snake River.

     The Registrant reports the cash distributions received from the LLC as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Registrant receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Registrant accounts for its investment in the LLC as a debt security at its estimated fair value.

     In 1997 when the Company obtained its interest in the LLC, the Registrant concluded that the earnings process with respect to the refined sugar operations contributed by the Registrant to the LLC was not complete. Accordingly, the Registrant did not recognize any gain in earnings. The Registrant did treat its investment in the LLC as equivalent to a SFAS No. 115 debt security. Thus, the excess of the fair value of the Registrant's investment in the LLC over the $34 million cost basis of such investment was recognized as a component of other comprehensive income, net of applicable deferred income taxes. In estimating the fair value of the Registrant's interest in the LLC, the Registrant considered, among other things, the outstanding balance of the Registrant's loans to Snake River and the outstanding balance of the Registrant's loans from Snake River, with the result that the estimated fair value of the Registrant's LLC investment was deemed to be $170 million ever since June 30, 1997. Under this accounting, the Registrant would have reported a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed, with a corresponding reduction in accumulated other income.

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Registrant re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Registrant has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Registrant's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Registrant has retroactively restated its consolidated financial statements to reflect this correction. The effect of this correction on the Registrant's December 31, 2004 consolidated balance sheet, as contained herein, as compared to such consolidated balance sheet contained in the Original Form 10-K, is to
(i) increase the carrying value of the Registrant's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Registrant's previously-reported consolidated balance sheet at December 31, 2003 contained in the Original Form 10-K, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

     As discussed below in Notes 1 and 3 to the Consolidated Financial Statements, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of NL Industries, Inc., a majority-owned subsidiary of the Registrant. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, including Valhi, and during 2004 NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. In its previously-issued consolidated financial statements, the Registrant accounted for its pro-rata share of any current income tax resulting from the distribution of shares of Kronos common stock to NL's stockholders as a direct charge to equity. In addition, the Registrant has never recognized deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares. The Registrant has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to NL's shareholders should be included in the Registrant's provision for income taxes included in the determination of net income and (ii) the Registrant should have commenced to recognize deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares starting in December 2003, concurrent with NL's December 2003 distribution of 48.8% of Kronos' common stock (the first time in which the Registrant owned shares of Kronos directly), including recognition of such deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares that existed as of the date of such December 2003 distribution.

Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $1.7 million ($1.4 million, or $.01 per diluted share, net of minority interest) in 2002, by $142.4 million ($124.4 million, or $1.04 per diluted share, net of minority interest) in 2003 and by $93.6 million ($84.5 million, or $.70 per diluted share, net of minority interest) in 2004;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $339,000 in 2002, by $3.7 million in 2003 and by $8.5 million in 2004;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $19.0 million in 2003 and by $6.8 million in 2004; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $16.1 million as of December 31, 2001, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items: o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Registrant; o Current income taxes related to distributions of shares of Kronos common stock made by NL Industries, Inc., the Registrant's majority-owned subsidiary, to NL's stockholders; and o Current and deferred income tax provisions related to other items.

This amendment was required to correct for the aggregate effect of these misstatements. See Note 1 to the Consolidated Financial Statements for a summary of financial statement amounts that are affected by this restatement. While the effect of these misstatements have no effect on the Company's previously-reported total cash flows from operating, investing and financing activities, these misstatements do have a significant effect on the Company's provision for income taxes, related income tax accounts (principally deferred income taxes) and stockholders' equity.

The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at December 31, 2004 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such date. Therefore, the Registrant's previous conclusion that it maintained effective internal control over financial reporting as of December 31, 2004, as set forth in the Original Form 10-K, has been restated. See Item 9A - "Controls and Procedures."

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of the Original Form 10-K, in each case solely as a result of and to reflect the corrections discussed above, and no other information in the Original Form 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K, or to modify or update those disclosures affected by other subsequent events. In addition, pursuant to the rules of the SEC, Exhibits 31.1,
31.2 and 32.1 have been updated to contain currently-dated certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.

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

Component Products                      CompX  is  a  leading   manufacturer  of
 CompX International Inc.               precision ball bearing slides,  security
                                        products and ergonomic  computer support
                                        systems   used  in   office   furniture,
                                        computer-related   applications   and  a
                                        variety of other industries. CompX has production facilities in North America and Asia.

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

Titanium Metals                         Titanium Metals Corporation ("TIMET") is
 Titanium Metals Corporation            a leading  global  producer  of titanium
                                        sponge, melted products (ingot and slab)
                                        and mill  products  for  commercial  and
                                        military aerospace, industrial and other
                                        markets,  including new applications for
                                        titanium  in the  automotive  and  other
                                        emerging  markets.  TIMET  is  the  only
                                        producer    with    major     production
                                        facilities  in both the U.S. and Europe,
                                        the   world's   principal   markets  for
                                        titanium consumption.

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

     The primary market for titanium products in the commercial aerospace industry consists of two major manufacturers of large (over 100 seats) commercial airframes - Boeing Commercial Airplanes Group (a unit of Boeing) and Airbus (80% owned by European Aeronautic Defence and Space Company and 20% owned by BAE Systems). In addition to the airframe manufacturers, the following four manufacturers of large civil aircraft engines are also significant titanium users - Rolls-Royce, General Electric Aircraft Engines, Pratt & Whitney and Societe Nationale dEtude et de Construction de Moteurs dAviation ("Snecma"). TIMET's sales are made both directly to these major manufacturers and to companies (including forgers such as Wyman-Gordon) that use TIMET's titanium to produce parts and other materials for such manufacturers. If any of the major aerospace manufacturers were to significantly reduce aircraft and/or jet engine build rates from those currently expected, there could be a material adverse effect, both directly and indirectly, on TIMET.

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



                                                                       Years ended December 31,
                                                 2000 (2)      2001 (2)      2002 (2)       2003 (2)      2004 (2)
                                                 --------      --------      --------       --------      --------
                                                (Restated)    (Restated)    (Restated)     (Restated)    (Restated)
                                                                (In millions, except per share data)

 STATEMENTS OF OPERATIONS DATA:
   Net sales:
     Chemicals                                  $  922.3      $  835.1     $  875.2       $1,008.2       $1,128.6
     Component products                            217.5         179.6        166.7          173.9          182.6
     Waste management                               16.3          13.0          8.4            4.1            8.9
                                                --------      --------     --------       --------       --------

                                                $1,156.1      $1,027.7     $1,050.3       $1,186.2       $1,320.1
                                                ========      ========     ========       ========       ========

   Operating income:
     Chemicals                                  $  187.4      $  143.5     $   84.4       $  122.3       $  103.5
     Component products                             33.3          13.3          4.4            9.1           16.2
     Waste management                               (7.2)        (14.4)        (7.0)         (11.5)         (10.2)
                                                --------      --------     --------       --------       --------

                                                $  213.5      $  142.4     $   81.8       $  119.9       $  109.5
                                                ========      ========     ========       ========       ========


   Equity in earnings (losses) of
    TIMET                                       $   (9.0)     $   (9.2)    $  (32.9)      $    1.9       $   19.5
                                                ========      ========     ========       ========       ========


   Income (loss) from continuing
    operations (1)                              $   75.8      $   103.5    $    2.9       $  (82.7)      $  224.2
   Discontinued operations                            .6          (1.1)         (.2)          (2.9)           3.7
   Cumulative effect of change in
    accounting principle                            -             -            -                .6           -
                                                --------      --------    ---------       --------       -----

       Net income (loss)                        $   76.4      $   102.4    $    2.7       $  (85.0)      $  227.9
                                                ========      =========    ========       =========      ========

 DILUTED EARNINGS PER SHARE DATA:
   Income (loss) from continuing
    operations                                  $    .65      $    .89     $    .02       $    (.69)     $   1.86

   Net income (loss)                            $    .66      $    .88     $    .02       $    (.71)     $   1.89

   Cash dividends                               $    .21      $    .24     $    .24       $    .24       $    .24

   Weighted average common shares
    outstanding                                    116.3         116.1        115.8          119.9          120.4

 BALANCE SHEET DATA (at year end):
   Total assets                                 $2,336.8      $2,230.7     $2,155.8       $2,299.5       $2,679.6
   Long-term debt                                  595.4         497.2        605.7          632.5          769.5
   Stockholders' equity                            683.6         687.2        680.8          624.0        867.6

(1) The Company's results of operations in 2000 and 2001 include the impact of goodwill amortization of $13.3 million and $15.7 million, respectively, net of income tax benefit and minority interest. Goodwill ceased to be periodically amortized in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of unusual items occurring during 2002, 2003 and 2004.
(2) Income (loss) from continuing operations and net income (loss), and related per share amounts, for the years ended December 31, 2000, 2001, 2000, 2003 and 2004, and total assets and stockholders' equity as of December 31, 2000, 2001, 2002, 2003 and 2004 have each been restated from amounts shown in the Original Form 10-K. See Note 1 to the Consolidated Financial Statements. Income (loss) from continuing operations and net income, and the related per diluted share amounts, as presented above, differs from amounts previously reported by $264,000 (nil per share) in 2000 and $9.2 million ($.08 per diluted share) in 2001. Total assets, as presented above, differs from abouts previously reported by $80.0 million at each of December 31, 2000 and 2001 and by $81.0 million at December 31, 2002. Stockholders' equity, as presented above, differs from amounts previously reported by $55.4 million at December 31, 2000, by $64.9 million at December 21, 2001 and by $66.0 million at December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary


     The Company reported income from continuing operations of $224.2 million, or $1.86 per diluted share, in 2004 compared to a loss of $82.7 million, or $.69 per diluted share, in 2003 and income of $2.9 million, or $.02 per diluted share, in 2002. As discussed is Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated.

     The increase in the Company's diluted earnings per share from 2003 to 2004 is due primarily to the net effects of (i) lower chemicals operating income,
(ii) higher component products operating income, (iii) lower environmental remediation and legal expenses of NL, (iv) higher equity in earnings of TIMET and (v) certain income tax benefits. The increase in the Company's diluted earnings per share from 2002 to 2003 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher components products operating income, (iii) a higher operating loss in the Company's waste management segment,
(iv) higher environmental remediation expenses of NL, (v) certain income tax benefits and (vi) current and deferred provisions for income taxes related to the Company's investment in Kronos.

     Income from continuing operations in 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.91 per diluted share, (ii) an income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to EMS and the adjustment of estimated income taxes due upon the IRS settlement related to EMS of $.34 per diluted share, (iii) income related to Kronos' contract dispute settlement of $.03 per diluted share, (iv) income related to NL's fourth quarter sales of Kronos common stock in market transactions of $.01 per diluted share, (v) income related to the Company's pro-rata share of TIMET's non-operating gain from TIMET's exchange of its convertible preferred debt securities for a new issue of TIMET convertible preferred stock of $.03 per diluted share and (vi) income related to the Company's pro-rata share of TIMET's income tax benefit resulting from TIMET's utilization of a capital loss carryforward, the benefit of which had not been previously recognized by TIMET, of $.01 per diluted share.


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


          At December 31, 2004, the carrying value (which equals their fair value) of all of the Company's marketable securities equaled or exceeded the cost basis of each of such investments. With respect to the Company's investment in The Amalgamated Sugar Company LLC, which represents approximately 94% of the aggregate carrying value of all of the Company's marketable securities at December 31, 2004, the $250 million carrying value of such investment is the same as its cost basis. At December 31, 2004, the $24.14 per share quoted market price of the Company's investment in TIMET (the only one of the Company's equity method investees for which quoted market prices are available) was more than three times the Company's per share net carrying value of its investment in TIMET.


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


     Provision for income taxes. The principal reasons for the difference between the Company's effective income tax rates and the U.S. federal statutory income tax rates are explained in Note 15 to the Consolidated Financial Statements. As discussed in Note 1 to the Consolidated Financial Statements, the Company's consolidated financial statements have been restated, including significant changes in the Company's previously-reported provision for income taxes.



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


     Also during 2004, NL recognized a second quarter $48.5 million income tax benefit related to income tax attributes of NL Environmental Management Services, Inc. ("EMS"), a subsidiary of NL. This income tax benefit resulted from a settlement agreement reached with the U.S. IRS concerning the IRS' previously-reported examination of a certain restructuring transaction involving EMS, and included (i) a $18.0 million tax benefit related to a reduction in the amount of additional income taxes and interest which NL estimates it will be required to pay related to this matter as a result of the settlement agreement and (ii) a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS (including a U.S. net operating loss carryforward) which NL now believes meet the "more-likely-than-not" recognition criteria.


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


     As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos beginning in December 2003 following NL's pro-data distribution of shares of Kronos common stock to NL's shareholders, including Valhi. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $104.0 million in 2003 and $83.7 million in 2004. In addition, the Company's provision for income taxes in 2003 and 2004 includes an aggregate $22.5 million and $2.5 million, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to NL's shareholders other than Valhi.


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


     Cash flows provided from operating activities increased from $108.5 million in 2003 to $142.1 million in 2004. This $33.6 million increase was due primarily to the net effect of (i) higher net income of $312.9 million, (ii) goodwill impairment in 2004 of $6.5 million, (iii) lower net gains from the disposal of property and equipment of $10.7 million, (iv) a larger deferred income tax benefit of $366.5 million, (v) higher depreciation and amortization expense of $5.4 million, (vi) higher distributions from Kronos' TiO2 manufacturing joint venture of $7.7 million, (vii) a $17.6 million improvement in equity in earnings (losses) of TIMET, (viii) higher minority interest of $51.5 million, (ix) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $34.3 million and (x) higher cash received for income taxes of $16.3 million.

     Cash flows from operating activities increased from $106.8 million in 2002 to $108.5 million in 2003. This $1.7 million increase was due primarily to the net effect of (i) lower net income of $87.6 million, (ii) higher depreciation expense of $11.2 million, (iii) lower proceeds from the disposal of marketable securities (trading) of $18.1 million, (iv) higher gains on disposal of property and equipment of $9.9 million, (v) higher provision for deferred income taxes of $161.4 million, (vi) lower minority interest in earnings of $11.2 million, (vii) lower distributions from NL's TiO2 manufacturing joint venture of $7.1 million,
(viii) lower equity in losses of TIMET of $34.8 million, (ix) a higher amount of net cash used to fund changes in the Company's inventories, receivables, payables, accruals and accounts with affiliates of $9.8 million, (x) lower cash paid for income taxes of $19.0 million and (xi) a higher amount of net cash provided to fund relative changes in other assets and liabilities (primarily noncurrent accruals) of $31.0 million.


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


     The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2010, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River. Redemption of the Company's interest in the LLC would result in the Company reporting income related to the disposition of its LLC interest for income tax purposes, although the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed (as discussed in Note 1 to the Consolidated Financial Statements). However, because of Snake River's ability to call its $250 million loans to Valhi upon redemption of the Company's interest in the LLC, the net cash proceeds (after repayment of the debt) generated by redemption of the Company's interest in the LLC could be less than the income taxes that would become payable as a result of the disposition.


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

                                                                         Payment due date
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


     Marketable equity and debt security prices. The Company is exposed to market risk due to changes in prices of the marketable securities which are owned. The fair value of such debt and equity securities at December 31, 2003 and 2004 was $263.1 million and $266.2 million, respectively. The potential change in the aggregate fair value of these investments, assuming a 10% change in prices, would be $26.3 million at December 31, 2003 and $26.6 million at December 31, 2004.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES



     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004.


     Management's Consideration of the Restatement. Management also considered the restatement discussed in Note 1 to the Consolidated Financial Statements related to the Company's accounting for its investment in The Amalgamated Sugar Company LLC and the guidance contained in the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraphs 36 and 37 of Accounting Principles Board Opinion ("APBO") No. 20 and paragraph 29 of APBO No. 28. The Company also considered, by analogy, the guidance contained in the SEC's SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality. Because (i) the restatement adjustments did not have a material impact to the financial statements of prior annual periods presented in the Original Form 10-K, taken as a whole, (ii) the impact of the restatement adjustments did not have a material impact on the Company's consolidated stockholders' equity as of any prior annual period presented in the Original Form 10-K and (iii) the Company decided to restate its previously-issued consolidated financial statements in part because the impact of the adjustment which the Company concluded should have been reported as part of 1997's net income, if recorded in net income in the period in which the adjustment became known, would have been material to such interim period's reported net income, management of the Company concluded that this control deficiency, individually or in the aggregate when considered with other control deficiencies, does not constitute a material weakness in internal control over financial reporting.

     Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Steven L. Watson, the Company's President and Chief Executive Officer, and Bobby D. O'Brien, the Company's Vice President and Chief Financial Officer, have evaluated the design and operating effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon their evaluation, and as a result of the material weakness discussed below, these executive officers have concluded that the Company's disclosure controls and procedures are not effective as of the date of such evaluation.

     Scope of Management's Report on Internal Control Over Financial Reporting. The Company also maintains internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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


     Management's Report on Internal Control Over Financial Reporting (Restated). The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's evaluation of the effectiveness of its internal control over financial reporting is based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as the income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and the Company's interim consolidated financial statements or interim financial information for the interim periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004,
September 30, 2004 and December 31, 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.

     In the Original Form 10-K, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. However, the material weakness described above existed as of December 31, 2004. As a result, management of the Company has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, based on the criteria in the COSO framework. Accordingly, management has restated this Report on Internal Control Over Financial Reporting.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K/A.

     Remediation. In order to remediate this material weakness, the Company intends to increase its financial reporting staff, with particular emphasis on obtaining additional personnel with a background in the financial reporting requirements for the determination of the provision for income taxes in accordance with SFAS No. 109 and related GAAP. Such additional staff could be employees of the Company and/or independent contractors hired by the Company with qualifications in the required area. As of December 23, 2005, two such persons have been hired. Management believes that the addition of such staff will help ensure that GAAP has been appropriately and consistently applied with respect to the calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts.

     Changes in Internal Control Over Financial Reporting. There has been no change to the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Certifications. The Company's chief executive officer is required to annually file a certification with the New York Stock Exchange ("NYSE"), certifying the Company's compliance with the corporate governance listing standards of the NYSE. During 2004, the Company's chief executive officer filed such annual certification with the NYSE, indicating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company's chief executive officer and chief financial officer are also required to, among other things, quarterly file certifications with the SEC regarding the quality of the Company's public disclosures, as required by
Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2004 have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A.



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


21.1***   Subsidiaries of the Registrant.


23.1      Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  Valhi's
          consolidated financial statements


23.2***   Consent  of   PricewaterhouseCoopers   LLP  with  respect  to  TIMET's
          consolidated financial statements


31.1      Certification

31.2      Certification

32.1      Certification


99.1*** Consolidated financial statements of Titanium Metals Corporation - incorporated by reference to TIMET's Annual Report on Form 10-K (File No. 0-28538) for the year ended December 31, 2004.



* Management contract, compensatory plan or agreement.

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.



*** Previously filed.

                                     - 102 -
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALHI, INC.
                                  (Registrant)



                                        By: /s/ Steven L. Watson
                                        ----------------------------------
                                        Steven L. Watson, December 23, 2005
                                        (President and Chief Executive Officer)




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Harold C. Simmons                       /s/ Steven L. Watson
---------------------------------------    ------------------------------------
Harold C. Simmons, December 23, 2005       Steven L. Watson, December 23, 2005
(Chairman of the Board)                    (President, Chief Executive Officer
                                           and Director)



/s/ Thomas E. Barry                         /s/ Glenn R. Simmons
---------------------------------------    ------------------------------------
Thomas E. Barry, December 23, 2005          Glenn R. Simmons, December 23, 2005
(Director)                                  (Vice Chairman of the Board)



/s/ Norman S. Edelcup                       /s/ Bobby D. O'Brien
--------------------------------------      -----------------------------------
Norman S. Edelcup, December 23, 2005        Bobby D. O'Brien, December 23, 2005
(Director)                                  (Vice President and Chief Financial
                                          Officer, Principal Financial Officer)


/s/ W. Hayden McIlroy                     /s/ Gregory M. Swalwell
--------------------------------------    ------------------------------------
W. Hayden McIlroy, December 23, 2005     Gregory M. Swalwell, December 23, 2005
(Director)                                (Vice President and Controller,
                                          Principal Accounting Officer)



/s/ J. Walter Tucker, Jr.
--------------------------------------
J. Walter Tucker, Jr. December 23, 2005
(Director)

                       Annual Report on Form 10-K

                            Items 8, 15(a) and 15(d)

                   Index of Financial Statements and Schedules



Financial Statements
                                                                          Page

  Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets - December 31, 2003 and 2004 (Restated)     F-4

  Consolidated Statements of Operations - Years ended
   December 31, 2002, 2003 and 2004 (Restated)                            F-6

  Consolidated Statements of Comprehensive Income (Loss) -
   Years ended December 31, 2002, 2003 and 2004 (Restated)                F-8

  Consolidated Statements of Stockholders' Equity - Years ended
   December 31, 2002, 2003 and 2004 (Restated)                            F-9

  Consolidated Statements of Cash Flows - Years ended
   December 31, 2002, 2003 and 2004 (Restated)                           F-10

  Notes to Consolidated Financial Statements                             F-13


Financial Statement Schedules

  Schedule I - Condensed Financial Information of Registrant
    (Restated)                                                            S-2

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

     As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2002, 2003 and 2004 consolidated financial statements.

     As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143 on January 1, 2003.

Internal control over financial reporting

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes, and did not have adequate personnel with sufficient knowledge of income tax accounting and reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the following material weakness has been identified and included in management's assessment: As of December 31, 2004 the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003, and 2004 consolidated financial statements and the Company's interim consolidated financial statements or interim financial information for the interim periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that the control deficiency consittutes a material weakness.

     This material weakness was considered in evaluating the nature, timing and extent of audit tests applied to our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     Management of the Company and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. However, management of the Company has determined that the material weakness discussed above existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.


     In our opinion, management's assessment that Valhi, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.




PricewaterhouseCoopers LLP
Dallas, Texas

March 30, 2005, except for the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report On Internal Control Over Financial Reporting, as to which the date is December 23, 2005

                          VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2004

                      (In thousands, except per share data)



               ASSETS
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                   (Restated)          (Restated)

 Current assets:
   Cash and cash equivalents                                                        $  103,394          $  267,829
   Restricted cash equivalents                                                          19,348               9,609
   Marketable securities                                                                 6,147               9,446
   Accounts and other receivables                                                      184,633             217,931
   Refundable income taxes                                                              37,712               3,330
   Receivable from affiliates                                                              317               5,531
   Inventories                                                                         293,113             263,414
   Prepaid expenses                                                                     11,747              12,342
   Deferred income taxes                                                                14,435               9,705
                                                                                    ----------          ----------

       Total current assets                                                            670,846             799,137
                                                                                    ----------          ----------

 Other assets:
   Marketable securities                                                               256,941             256,770
   Investment in affiliates                                                            161,818             178,815
   Receivable from affiliate                                                            14,000              10,000
   Loans and other receivables                                                         116,566             119,452
   Unrecognized net pension obligations                                                 13,747              13,518
   Goodwill                                                                            377,591             354,051
   Other intangible assets                                                               3,805               3,189
   Deferred income taxes                                                                 7,033             239,521
   Other assets                                                                         39,621              52,326
                                                                                    ----------          ----------

       Total other assets                                                              991,122           1,227,642
                                                                                    ----------          ----------

 Property and equipment:
   Land                                                                                 35,557              38,493
   Buildings                                                                           217,744             234,152
   Equipment                                                                           805,081             894,023
   Mining properties                                                                    14,848              20,277
   Construction in progress                                                             10,625              21,557
                                                                                    ----------          ----------
                                                                                     1,083,855           1,208,502
   Less accumulated depreciation                                                       446,369             555,707
                                                                                    ----------          ----------

       Net property and equipment                                                      637,486             652,795
                                                                                    ----------          ----------

                                                                                    $2,299,454          $2,679,574
                                                                                    ==========          ==========


                          VALHI, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2004

                      (In thousands, except per share data)




    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2003               2004
                                                                                     ----               ----
                                                                                   (Restated)          (Restated)

 Current liabilities:
   Current maturities of long-term debt                                            $    5,392          $   14,412
   Accounts payable                                                                   118,781             109,158
   Accrued liabilities                                                                130,091             131,119
   Payable to affiliates                                                               19,744              11,607
   Income taxes                                                                        13,105              21,196
   Deferred income taxes                                                                3,941              24,170
                                                                                   ----------          ----------

       Total current liabilities                                                      291,054             311,662
                                                                                   ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                     632,533             769,525
   Accrued pension costs                                                               90,517              77,360
   Accrued OPEB costs                                                                  37,410              34,988
   Accrued environmental costs                                                         61,725              55,450
   Deferred income taxes                                                              430,059             382,235
   Other                                                                               43,334              41,061
                                                                                   ----------          ----------

       Total noncurrent liabilities                                                 1,295,578           1,360,619
                                                                                   ----------          ----------

 Minority interest                                                                     88,808             139,710
                                                                                   ----------          ----------

 Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized; none issued                                                             -                       -
   Common stock, $.01 par value; 150,000 shares
    authorized; 134,027 and 124,195 shares issued                                       1,340               1,242
   Additional paid-in capital                                                         118,067             110,978
   Retained earnings                                                                  664,493             805,392
   Accumulated other comprehensive income:
     Marketable securities                                                              2,206               5,449
     Currency translation                                                              (3,792)             36,380
     Pension liabilities                                                              (55,786)            (53,916)
   Treasury stock, at cost - 13,841 and 3,984 shares                                 (102,514)            (37,942)
                                                                                   ----------          ----------

       Total stockholders' equity                                                     624,014             867,583
                                                                                   ----------           ---------

                                                                                   $2,299,454          $2,679,574
                                                                                   ==========          ==========



Commitments and contingencies (Notes 5, 8, 10, 15, 17 and 18)

                         VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)



                                                                    2002                2003              2004
                                                                    ----                ----              ----
                                                                 (Restated)          (Restated)        (Restated)

 Revenues and other income:
   Net sales                                                        $1,050,287         $1,186,185         $1,320,128
   Other, net                                                           60,896             41,427             44,244
                                                                    ----------         ----------         ----------

                                                                     1,111,183          1,227,612          1,364,372
                                                                    ----------         ----------         ----------

 Cost and expenses:
   Cost of sales                                                       831,846            905,658          1,036,950
   Selling, general and administrative                                 187,593            220,753            208,101
   Interest                                                             60,155             58,524             62,901
                                                                    ----------         ----------         ----------

                                                                     1,079,594          1,184,935          1,307,952
                                                                    ----------         ----------         ----------

                                                                        31,589             42,677             56,420
 Equity in earnings of:
   Titanium Metals Corporation ("TIMET")                               (32,873)             1,910             19,503
   Other                                                                   566                771              2,175
                                                                    ----------         ----------         ----------

     Income (loss) before taxes                                           (718)            45,358             78,098

 Provision for income taxes (benefit)                                   (7,633)           133,884           (194,446)

 Minority interest in after-tax
                                                                                              ---
  Earnings (losses)                                                      4,035             (5,863)            48,343
                                                                    ----------            --------         ---------

     Income (loss) from continuing
       operations                                                        2,880            (82,663)           224,201

 Discontinued operations                                                  (206)            (2,874)             3,732

 Cumulative effect of change in accounting
  Principle                                                               -                   586               -
                                                                    ----------         ----------         -------

     Net income (loss)                                              $    2,674        $   (84,951)        $  227,933
                                                                    ==========        ============        ==========


 Pro forma income (loss) from continuing
  operations*                                                       $    2,932        $   (82,663)        $  224,201
                                                                    ==========        ============        ==========


                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                      (In thousands, except per share data)



                                                                    2002                2003              2004
                                                                    ----                ----              ----
                                                                 (Restated)          (Restated)        (Restated)

 Basic earnings per share:
   Income from continuing operations                            $    .02            $   (.69)          $   1.87
   Discontinued operations                                          -                   (.03)               .03
   Cumulative effect of change in
    accounting principle                                            -                    .01               -
                                                                --------            --------           -----

     Net income                                                 $    .02            $    (.71)         $   1.90
                                                                ========            ==========         ========

 Diluted earnings per share:
   Income from continuing operations                            $    .02            $    (.69)         $   1.86
   Discontinued operations                                          -                   (.03)               .03
   Cumulative effect of change in
    accounting principle                                            -                    .01               -
                                                                --------            --------           -----

     Net income                                                 $    .02            $    (.71)         $   1.89
                                                                ========            ==========         ========

 Pro forma income from continuing operations per share:*
   Basic                                                        $    .02            $    (.69)         $   1.87
   Diluted                                                           .02            $    (.69)         $   1.86

 Cash dividends per share                                       $    .24            $    .24           $    .24


 Shares used in the calculation of per share amounts:
   Basic earnings per share                                      115,419             119,696            120,197
   Diluted impact of stock options                                   416                 213                243
                                                                --------            --------           --------

   Diluted earnings per share                                    115,835             119,909            120,440
                                                                ========            ========           ========















*Assumes SFAS No. 143 had been adopted as of January 1, 2002.  See Note 19.

                          VALHI, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)




                                                                              2002           2003            2004
                                                                              ----           ----            ----
                                                                           (Restated)     (Restated)      (Restated)

 Net income (loss)                                                             $  2,674      $ (84,951)      $227,933
                                                                               --------      ----------      --------

 Other comprehensive income (loss), net of tax: Marketable securities adjustment:
     Unrealized net gains arising during
      the year                                                                    1,779            860          3,243
     Reclassification for realized net gains
      included in net income                                                     (4,169)          -              -
                                                                               --------       --------       -----
                                                                                 (2,390)           860          3,243

   Currency translation adjustment                                               43,814         31,798         40,172

   Pension liabilities adjustment                                               (25,379)       (18,275)         1,870
                                                                               --------       --------       --------

     Total other comprehensive income, net                                       16,045         14,383         45,285
                                                                               --------       --------       --------

       Comprehensive income (loss)                                             $ 18,719      $ (70,568)      $273,218
                                                                               ========      ==========      ========


                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)

                                                                   Accumulated other comprehensive income
                                              Additional           --------------------------------------               Total
                                     Common     paid-in    Retained  Marketable   Currency    Pension    Treasury   stockholders'
                                     stock     capital     earnings  securities Translation liabilities    stock       equity
                                     -------   ---------   --------  ---------- ----------- -----------  ---------    --------
                                              (Restated)  (Restated) (Restated)  (Restated)  (Restated)               (Restated)
 Balance at December 31, 2001:
   As originally reported             $1,258     $44,982   $656,408   $86,654    $(79,404)    $(11,921)   $(75,649)    $622,328
   Prior period adjustments              -           -      148,030   (82,918)       -            (211)       -          64,901
                                      ------     -------  ---------  ---------   --------     ---------   --------    ---------

   Balance, as restated               1,258       44,982    804,438        3,736    (79,404)   (12,132)      (75,649)  687,229
 Net income (restated)                   -          -         2,674      -           -             -          -           2,674
 Cash dividends                          -          -       (27,872)     -           -             -          -         (27,872)
 Other comprehensive income
  (loss), net (restated)                 -          -          -       (2,390)     43,814      (25,379)       -          16,045
 Other, net                                4       2,675       -         -           -            -           -           2,679
                                      ------    --------   --------  --------    --------     --------    --------     --------

 Balance at December 31, 2002
 (restated)
                                       1,262      47,657    779,240     1,346     (35,590)     (37,511)    (75,649)     680,755

 Net loss (restated)_                      -           -    (84,951)        -           -            -           -      (84,951)
 Cash dividends                            -           -    (29,796)        -           -            -           -      (29,796)
 Other comprehensive income
  (loss), net (restated)                   -           -          -       860      31,798      (18,275)          -       14,383
 Merger transactions - Valhi shares
  issued to acquire Tremont shares
  attributable to:
   Tremont minority interest              48      50,926       -         -           -            -           -          50,974
   NL's holdings on Tremont               30      19,219       -         -           -            -        (19,249)        -
 Adjust treasury stock for Valhi
  shares held by NL                      -          -          -         -           -            -         (7,616)      (7,616)

 Other, net                              -           265       -         -           -            -           -             265
                                      ------    --------   --------  --------    --------     --------    --------     --------

 Balance at December 31, 2003
  (restated)
                                       1,340     118,067    664,493     2,206      (3,792)     (55,786)   (102,514)     624,014

 Net income (restated)                   -          -       227,933      -           -            -           -         227,933
 Cash dividends                          -          -       (29,804)     -           -            -           -         (29,804)
 Other comprehensive income, net
  (restated)                             -          -          -        3,243      40,172        1,870        -          45,285

 Retirement of treasury stock            (99)     (7,243)   (57,230)        -        -               -      64,572            -
 Other, net (restated)                     1         154        -        -           -            -           -             155
                                      ------    --------    -------  --------    --------     --------    --------     --------

 Balance at December 31, 2004
 (restated)
                                      $1,242   $ 110,978   $805,392   $ 5,449    $ 36,380     $(53,916)  $ (37,942)    $867,583
                                      ======   =========   ========   =======    ========     ========   =========     ========


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                           2002           2003            2004
                                                                           ----           ----            ----
                                                                        (Restated)     (Restated)      (Restated)

 Cash flows from operating activities:
   Net income (loss)                                                       $  2,674      $ (84,951)      $ 227,933
   Depreciation and amortization                                             61,776         72,969          78,352
   Goodwill impairment                                                            -              -           6,500
   Securities transactions gains, net                                        (6,413)          (487)         (2,113)
   Proceeds from disposal of marketable
    securities (trading)                                                     18,136             50               -
   Loss (gain) on disposal of property and
    equipment                                                                   261         (9,845)            855
   Noncash:
     Interest expense                                                         3,911          2,366           2,543
     Defined benefit pension expense                                         (2,324)        (5,478)         (2,977)
     Other postretirement benefit expense                                    (4,692)        (4,078)         (2,839)
   Deferred income taxes:
     Continuing operations                                                  (11,065)       152,735        (212,939)
     Discontinued operations                                                   (222)        (2,590)         (3,508)
   Minority interest:
     Continuing operations                                                    4,035         (5,863)         48,343
     Discontinued operations                                                   (101)        (1,414)         (4,124)
   Equity in:
     TIMET                                                                   32,873         (1,910)        (19,503)
     Other                                                                     (566)          (771)         (2,175)
   Cumulative effect of change in accounting
    principle                                                                     -           (586)              -
   Distributions from:
     Manufacturing joint venture                                              7,950            875           8,600
     Other                                                                      361          1,205             494
   Other, net                                                                (2,222)        (1,195)          4,391
   Change in assets and liabilities:
     Accounts and other receivables                                           2,395          3,795         (25,148)
     Inventories                                                             45,301        (20,938)         46,937
     Accounts payable and accrued liabilities                               (35,615)        (8,948)        (10,116)
     Income taxes                                                              (475)       (26,646)         30,759
     Accounts with affiliates                                                (4,293)        24,077         (10,060)
     Other noncurrent assets                                                  4,149         (1,812)           (812)
     Other noncurrent liabilities                                            (5,187)        21,115         (17,764)
     Other, net                                                              (3,818)         6,871             500
                                                                           --------       --------       ---------

       Net cash provided by operating activities                            106,829        108,546         142,129
                                                                           --------       --------       ---------


                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                          2002            2003            2004
                                                                          ----            ----            ----
                                                                       (Restated)      (Restated)      (Restated)

 Cash flows from investing activities:
   Capital expenditures                                                  $ (45,995)       $ (44,659)      $ (48,521)
   Purchases of:
     Kronos common stock                                                      -              (6,428)        (17,057)
     TIMET common stock                                                       (534)            (976)              -
     TIMET debt securities                                                       -             (238)              -
     NL common stock                                                       (21,254)            -                  -
     Other subsidiary                                                            -                -            (575)
     Business unit                                                          (9,149)            -                  -
   Capitalized permit costs                                                      -             (672)         (6,274)
   Proceeds from disposal of:
     Property and equipment                                                  2,957           13,472           2,964
     Kronos common stock                                                         -                -           2,745
   Change in restricted cash equivalents, net                                2,539             (248)         10,068
   Loans to affiliates
     Loans                                                                       -             -            (12,929)
     Collections                                                             2,000            4,000          12,000
   Other, net                                                                2,294            1,984            (508)
                                                                         ---------        ---------       ---------

     Net cash used by investing activities                                 (67,142)         (33,765)        (58,087)
                                                                         ---------        ---------       ---------

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                            364,068           27,106         297,439
     Principal payments                                                   (390,761)         (59,782)       (186,274)
     Deferred financing costs paid                                         (10,706)            (426)         (2,017)
   Loans from affiliates:
     Loans                                                                  13,421           16,354          26,117
     Repayments                                                            (26,825)         (20,193)        (33,449)
   Valhi dividends paid                                                    (27,872)         (29,796)        (29,804)
   Distributions to minority interest                                      (27,846)          (6,509)         (3,577)
   NL common stock issued                                                      454            1,738           9,201
   Other, net                                                                2,800              264             802
                                                                         ---------        ---------       ---------

     Net cash provided (used) by financing
      activities                                                          (103,267)         (71,244)         78,438
                                                                         ---------        ---------       ---------


 Net increase (decrease)                                                 $ (63,580)        $  3,537       $ 162,480
                                                                         =========         ========       =========

                          VALHI, INC. AND SUBSIDIARIES

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                     2002             2003              2004
                                                                     ----             ----              ----
                                                                  (Restated)       (Restated)        (Restated)

 Cash and cash equivalents - net change from:
   Operating, investing and financing
    activities                                                       $(63,580)         $  3,537         $162,480
   Currency translation                                                 3,650             5,178            1,955
   Business unit acquired                                                 196              -                -
                                                                     --------          --------         -----
                                                                      (59,734)            8,715          164,435

   Balance at beginning of year                                       154,413            94,679          103,394
                                                                     --------          --------         --------

   Balance at end of year                                            $ 94,679          $103,394         $267,829
                                                                     ========          ========         ========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                              $ 61,016          $ 53,990         $ 59,446
   Income taxes, net                                                   14,734            (4,237)         (20,583)

   Business unit acquired - net assets consolidated:
     Cash and cash equivalents                                       $    196          $   -            $   -
     Restricted cash equivalents                                        2,685                 -             -
     Goodwill and other intangible assets                               9,007                 -             -
     Other non-cash assets                                              1,259                 -             -
     Liabilities                                                       (3,998)             -                -
                                                                     --------          --------         -----

     Cash paid                                                       $  9,149          $   -            $   -
                                                                     ========          ========         =====


                          VALHI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -       Restatement and Summary of significant accounting policies:

        Restatement of financial statements

     On December 21, 2005, the Company and its audit committee concluded that the Company would file this Annual Report on Form 10-K/A for the year ended December 31, 2004 to restate the Company's consolidated balance sheet as of December 31, 2003 and 2004, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004.

     As previously disclosed, in January 1997 the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River have remained outstanding since June 30, 1997 through December 31, 2004.

     The Company and Snake River share in distributions from the LLC up to an aggregate of $26.7 million per year (the "base" level), with a preferential 95% share going to the Company. To the extent the LLC's distributions are below this base level in any given year, the Company is entitled to an additional 95% preferential share of any future annual LLC distributions in excess of the base level until such shortfall is recovered. Under certain conditions, the Company is entitled to receive additional cash distributions from the LLC. The Company may, at its option, require the LLC to redeem the Company's interest in the LLC beginning in 2012, and the LLC has the right to redeem the Company's interest in the LLC beginning in 2027. The redemption price is generally $250 million plus the amount of certain undistributed income allocable to the Company. In the event the Company requires the LLC to redeem the Company's interest in the LLC, Snake River has the right to accelerate the maturity of and call Valhi's $250 million loans from Snake River.

     The Company reports the cash distributions received from the LLC as dividend income. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as a debt security at its estimated fair value.

     In 1997 when the Company obtained its interest in the LLC, the Company concluded that the earnings process with respect to the refined sugar operations contributed by the Company to the LLC was not complete. Accordingly, the Company did not recognize any gain in earnings. The Company did treat its investment in the LLC as equivalent to a SFAS No. 115 debt security. Thus, the excess of the fair value of the Company's investment in the LLC over the $34 million cost basis of such investment was recognized as a component of other comprehensive income, net of applicable deferred income taxes. In estimating the fair value of the Company's interest in the LLC, the Company considered, among other things, the outstanding balance of the Company's loans to Snake River and the outstanding balance of the Company's loans from Snake River, with the result that the estimated fair value of the Company's LLC investment was deemed to be $170 million ever since June 30, 1997. Under this accounting, the Company would have reported a gain in earnings for financial reporting purposes at the time its LLC interest was redeemed, with a corresponding reduction in accumulated other income.

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Company re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Company has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Company's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Company has retroactively restated its consolidated balance sheet at December 31, 2004, as contained in this Form 10-K, to reflect this correction. The effect of this correction on the Company's December 31, 2004 consolidated balance sheet is to (i) increase the carrying value of the Company's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Valhi's previously-reported consolidated balance sheet at December 31, 2003, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

     As discussed below in Notes 1 and 3, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of NL Industries, Inc., a majority-owned subsidiary of the Company. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, including Valhi, and during 2004 NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. In its previously-issued consolidated financial statements, the Company accounted for its pro-rata share of any current income tax resulting from the distribution of shares of Kronos common stock to NL's stockholders as a direct charge to equity. In addition, the Company has never recognized deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares. The Company has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to NL's shareholders should be included in the Company's provision for income taxes included in the determination of net income and (ii) the Company should have commenced to recognize deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares starting in December 2003, concurrent with NL's December 2003 distribution of 48.8% of Kronos' common stock (the first time in which the Company owned shares of Kronos directly), including recognition of such deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares that existed as of the date of such December 2003 distribution.

     Accordingly, during the Company's close process for its fiscal quarter ended September 30, 2005, the Company concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $1.7 million ($1.4 million, or $.01 per diluted share, net of minority interest) in 2002, by $142.4 million ($124.4 million, or $1.04 per diluted share, net of minority interest) in 2003 and by $93.6 million ($84.5 million, or $.70 per diluted share, net of minority interest) in 2004;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $339,000 in 2002, by $3.7 million in 2003 and by $8.5 million in 2004;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity was misstated, net of minority interest, by $19.0 million in 2003 and by $6.8 million in 2004; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $16.1 million as of December 31, 2001, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, net of applicable minority interest in certain circumstances, principally with respect to the following items:
     o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company;
     o Current income taxes related to distributions of shares of Kronos common stock made by NL Industries, Inc., the Company's majority-owned subsidiary, to NL's stockholders; and
     o    Current and deferred income tax provisions related to other items.

     On December 22, 2005, the Company and its audit committee concluded that the Company had failed to properly apply the guidance contained in SFAS No. 109 in so far as it related to these items.

     This amendment was required to correct for the aggregate effect of these misstatements. While the effect of these misstatements have no effect on the Company's previously-reported total cash flows from operating, investing and financing activities, these misstatements do have a significant effect on the Company's provision for income taxes, related income tax accounts (principally deferred income taxes) and stockholders' equity.


     The following tables show (i) selected consolidated balance sheet data as of December 31, 2003 and 2004, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for each of the three years in the period ended December 31, 2004, in each case as previously reported, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement.

                          Valhi, Inc. and Subsidiaries
                    Selected Consolidated Balance Sheet Data
                                December 31, 2003
                                 (In thousands)

                                                                                  December 31, 2003
                                                                 -------------------------------------------------
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                 ----------        -----------         -----------
                                                                                  (In thousands)


 Selected balance sheet items:

 Noncurrent marketable securities                                  $  176,941            $ 80,000        $  256,941
                                                                   ==========            ========        ==========

 Total other noncurrent assets                                       $911,122            $ 80,000        $  991,122
                                                                     ========            ========        ==========

 Current payable to affiliates                                      $  21,454            $ (1,710)        $  19,744
                                                                    =========            =========        =========

 Total current liabilities                                          $ 292,764            $ (1,710)        $ 291,054
                                                                    =========            =========        =========

 Noncurrent deferred income tax liabilities                        $  301,648           $ 128,411        $  430,059
                                                                   ==========           =========        ==========

 Total noncurrent liabilities                                     $ 1,167,167           $ 128,411        $1,295,578
                                                                  ===========           =========        ==========

 Minority interest                                                   $ 99,789           $ (10,981)          $88,808
                                                                     ========           ==========          =======

 Stockholders' equity:
   Common stock                                                     $   1,340           $    -            $   1,340
   Additional paid-in capital                                          99,048              19,019           118,067
   Retained earnings                                                  639,463              25,030           664,493
   Accumulated other comprehensive
     income (loss)
     Marketable securities                                             85,124             (82,918)            2,206
     Currency translation                                              (3,573)               (219)           (3,792)
     Pension liabilities                                              (59,154)              3,368           (55,786)
   Treasury stock                                                    (102,514)               -             (102,514)
                                                                   ----------           ---------        ----------

   Total stockholders' equity                                       $ 659,734          $  (35,720)        $ 624,014
                                                                    =========          ===========        =========


                          Valhi, Inc. and Subsidiaries
                    Selected Consolidated Balance Sheet Data
                                December 31, 2004
                                 (In thousands)

                                                                                  December 31, 2004
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Selected balance sheet items:

 Noncurrent marketable securities                                  $  176,770            $ 80,000        $  256,770
                                                                   ==========            ========        ==========

 Total other noncurrent assets                                   $  1,147,642            $ 80,000        $1,227,642
                                                                 ============            ========        ==========

 Current receivable from affiliates                                  $  5,484                $ 47          $  5,531
                                                                     ========                ====          ========

 Total current assets                                               $ 799,090                $ 47         $ 799,137
                                                                    =========                ====         =========

 Noncurrent deferred income tax liabilities                        $  161,758           $ 220,477        $  382,235
                                                                   ==========           =========        ==========

 Total noncurrent liabilities                                     $ 1,140,142           $ 220,477        $1,360,619
                                                                  ===========           =========        ==========

 Minority interest                                                  $ 158,240           $ (18,530)         $139,710
                                                                    =========           ==========         ========

 Stockholders' equity:
   Common stock                                                     $   1,242           $    -            $   1,242
   Additional paid-in capital                                          85,213              25,765           110,978
   Retained earnings                                                  864,821             (59,429)          805,392
   Accumulated other comprehensive
     income (loss)
     Marketable securities                                             88,367             (82,918)            5,449
     Currency translation                                              45,561              (9,181)           36,380
     Pension liabilities                                              (57,779)              3,863           (53,916)
   Treasury stock                                                     (37,942)               -              (37,942)
                                                                    ---------           ---------         ---------

   Total stockholders' equity                                       $ 989,483         $  (121,900)        $ 867,583
                                                                    =========         ============        =========



                                                    Valhi, Inc. and Subsidiaries
                                         Selected Consolidated Statement of Operations Data
                                                           (In thousands)
                                                          Year ended                                    Year ended
                                                     December 31, 2002                             December 31, 2003
                                            --------------------------------------        --------------------------
                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments  As restated
                                      -------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Income (loss) from continuing
   operations before   income tax and
   minority interest                          $  (718)    $   -       $ (718)             $  45,358    $    -         $  45,358

Provision for income taxes
 (benefit)                                     (5,904)       (1,729)       (7,633)           (8,496)       142,380       133,884

Minority interest in after tax earnings         3,743           292         4,035            12,080      (17,943)        (5,863)
                                          -----------       ---------- -------------     --------------------------   ----------

    Income (loss) from
     continuing operations                      1,443         1,437         2,880            41,774       (124,437)     (82,663)

Discontinued operations
 and other                                       (206)         -             (206)           (2,288)        -            (2,288)
                                            ------------- ---------      ------------   ------------   ---------      ----------

    Net income (loss)                       $   1,237     $   1,437       $ 2,674         $  39,486    $(124,437)     $ (84,951)
                                            =========     =========       =======         =========    ==========     ==========

Earnings (loss) per share:
    Basic net income per share           $     .01      $     .01     $     .02         $     .33      $    (1.04)    $    (.71)
                                         =========      =========     =========         =========      ===========    ==========

    Diluted net income per share         $     .01      $     .01     $     .02         $     .33      $    (1.04)    $    (.71)
                                         =========      =========     =========         =========      ===========    ==========

Weighted average shares used:
    Basic                                  115,419                      115,419           119,696                        119,696
    Diluted                                115,835                      115,835           119,909                        119,909


                             Valhi, Inc. and Subsidiaries
                    Selected Consolidated Statement of Income Data
                                    (In thousands)
                                                          Year ended
                                                       December 31, 2004
                                           Previously
                                           reported      Adjustments    As restated
                                        -----------------------------------------------
                      (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                  $  78,098     $   -       $ 78,098

Provision for income taxes
 (benefit)                                    (288,055)       93,609    (194,446)

Minority interest in after tax earnings         57,493        (9,150)     48,343
                                           -----------     ---------------------

    Income from continuing operations          308,660       (84,459)    224,201

Discontinued operations                          3,732          -          3,732
                                            -------------  ---------   ---------

    Net income                             $   312,392     $ (84,459)  $ 227,933
                                           ===========     ==========  =========

Earnings per share:
    Basic net income per share            $     2.60     $   (.70)     $    1.90
                                          ==========     =========     =========

    Diluted net income per share          $     2.59     $   (.70)     $    1.89
                                          ==========     =========     =========

Weighted average shares used:
    Basic                                      120,197                   120,197
    Diluted                                    120,440                   120,440



                          Valhi, Inc. and Subsidiaries
         Selected Consolidated Statement of Comprehensive Income Data
                                 (In thousands)

                                                                           Year ended December 31, 2002
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income                                                        $  1,237            $  1,437          $  2,674
                                                                     ========            ========          ========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                  (2,390)               -               (2,390)
     Pension liabilities                                              (25,040)               (339)          (25,379)
     Currency translation adjustment                                   43,814             -                  43,814
                                                                   ----------            --------         ---------

       Total other comprehensive income                                16,384                (339)           16,045
                                                                   ----------            ---------        ---------

     Comprehensive income                                           $  17,621            $  1,098         $  18,719
                                                                    =========            ========         =========





                                                                           Year ended December 31, 2003
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                                $  39,486          $ (124,437)       $  (84,951)
                                                                    =========          ===========       ===========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                     860                -                  860
     Pension liabilities                                              (22,193)              3,918           (18,275)
     Currency translation adjustment                                   32,017                (219)           31,798
                                                                   ----------         -----------         ---------

       Total other comprehensive income                                10,684               3,699            14,383
                                                                   ----------           ---------         ---------

     Comprehensive income                                           $  50,170         $  (120,738)       $  (70,568)
                                                                    =========         ============       ===========



                          Valhi, Inc. and Subsidiaries
            Selected Consolidated Statement of Comprehensive Income Data
                                 (In thousands)

                                                                           Year ended December 31, 2004
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                               $  312,392          $  (84,459)       $  227,933
                                                                   ==========          ===========       ==========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                   3,243                -                3,243
     Pension liabilities                                                1,375                 495             1,870
     Currency translation adjustment                                   49,134              (8,962)           40,172
                                                                   ----------              -----------    ---------

       Total other comprehensive income                                53,752              (8,467)           45,285
                                                                   ----------          -----------        ---------

     Comprehensive income                                          $  366,144          $  (92,926)       $  273,218
                                                                   ==========          ===========       ==========


                          Valhi, Inc. and Subsidiaries
            Selected Consolidated Statement of Stockholders' Equity Data
                                 (In thousands)

                                                                            Total stockholders equity -
                                                                           year ended December 31, 2002
                                                                Previously
                                                                 Reported          Adjustments         As restated

Balance at December 31, 2001                                        $ 622,328            $64,901          $ 687,229

Net income                                                              1,237              1,437              2,674
Other comprehensive income, net                                        16,384               (339)            16,045
Other, net                                                            (25,193)              -               (25,193)
                                                                  ------------         ---------         -----------

Balance at December 31, 2002                                        $ 614,756          $  65,999          $ 680,755
                                                                    =========          =========          =========





                                                                            Total stockholders equity -
                                                                           year ended December 31, 2003
                                                                Previously
                                                                 Reported          Adjustments         As restated

Balance at December 31, 2002                                        $ 614,756            $65,999          $ 680,755

Net income (loss)                                                      39,486           (124,437)           (84,951)
Other comprehensive income, net                                        10,684              3,699             14,383
Income tax on distribution                                            (19,019)            19,019                  -
Other, net                                                             13,827               -                13,827
                                                                   ----------          ---------          ---------

Balance at December 31, 2003                                        $ 659,734         $  (35,720)         $ 624,014
                                                                    =========         ===========         =========


                          Valhi, Inc. and Subsidiaries
            Selected Consolidated Statement of Stockholders' Equity Data
                                 (In thousands)

                                                                            Total stockholders equity -
                                                                           year ended December 31, 2004
                                                                Previously
                                                                 Reported          Adjustments         As restated

Balance at December 31, 2003                                        $ 659,734           $(35,720)         $ 624,014

Net income (loss)                                                     312,392            (84,459)           227,933
Other comprehensive income, net                                        53,752             (8,467)            45,285
Income tax on distribution                                             (6,816)             6,816                  -
Other, net                                                            (29,579)               (70)           (29,649)
                                                                  ------------            -------        -----------

Balance at December 31, 2004                                        $ 989,483        $  (121,900)         $ 867,583
                                                                    =========        ============         =========



                          Valhi, Inc. and Subsidiaries
                Selected Consolidated Statement of Cash Flow Data
                                 (In thousands)

                                                                           Year ended December 31, 2002
                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from operating activities:

   Net income                                                        $  1,237          $   1,437           $  2,674
                                                                     ========          =========           ========

   Deferred income taxes from continuing operations                  $ (9,430)         $  (1,635)         $ (11,065)
                                                                     =========         =========          =========

   Minority interest from continuing
     operations                                                       $ 3,743             $  292            $ 4,035
                                                                      =======             ======            =======

   Accounts with affiliates                                         $  (4,199)          $    (94)         $  (4,293)
                                                                    ==========          ===========       ==========

   Total cash flow from operating
    activities                                                     $  106,829          $     -           $  106,829
                                                                   ==========          =========         ==========




                                                                           Year ended December 31, 2003
                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from operating activities:

   Net income (loss)                                                $  39,486        $  (124,437)        $  (84,951)
                                                                    =========        ============        ===========

   Deferred income taxes from continuing operations                 $  32,139        $   120,596          $ 152,735
                                                                    =========        =============        =========

   Minority interest from continuing
     operations                                                      $ 12,080           $(17,943)           $(5,863)
                                                                     ========           =========           ========

   Accounts with affiliates                                          $  2,293         $   21,784          $  24,077
                                                                     ========         ============        =========

   Total cash flow from operating
    activities                                                     $  108,546          $     -           $  108,546
                                                                   ==========          =========         ==========


                                                                           Year ended December 31, 2004
                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from operating activities:

   Net income                                                      $  312,392        $   (84,459)        $  227,933
                                                                   ==========        ============        ==========

   Deferred income taxes from continuing operations               $  (296,716)       $    83,777        $  (212,939)
                                                                  ============       =============      ============

   Minority interest from continuing
     operations                                                      $ 57,493            $(9,150)           $48,343
                                                                     ========            ========           =======


   Accounts with affiliates                                        $  (19,892)         $   9,832         $  (10,060)
                                                                   ===========         ===========       ===========

   Total cash flow from operating
    activities                                                     $  142,129          $     -           $  142,129
                                                                   ==========          =========         ==========


     Summary of significant accounting policies


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


     Income taxes. Valhi and its qualifying subsidiaries are members of Contran's consolidated U.S federal income tax group (the "Contran Tax Group"), and Valhi and certain of its qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, the Company is jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. See Note 18. Contran's policy for intercompany allocation of income taxes provides that subsidiaries included in the Contran Tax Group compute their provision for income taxes on a separate company basis. Generally, subsidiaries make payments to or receive payments from Contran in the amounts they would have paid to or received from the Internal Revenue Service or the applicable state tax authority had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran. The Company made net cash payments to Contran for income taxes of nil in 2002, $1.5 million in 2003 and nil in 2004.

     Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's subsidiaries and affiliates who are not members of the Contran Tax Group, undistributed earnings of foreign subsidiaries which are not deemed to be permanently reinvested. In addition, the Company commenced recognizing deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos Worldwide, Inc. common stock beginning in December 2003 following NL's pro-rata distribution of shares of Kronos' common stock to NL's shareholders, including Valhi, because as of such date the Company could not avail itself of the exemption otherwise available under GAAP to avoid recognition of such deferred income taxes. See Note 3. Earnings of foreign subsidiaries deemed permanently reinvested aggregated $662 million at December 31, 2004 (2003 - $654 million). The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.


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


                                                                                Years ended December 31,
                                                                      (Restated)       (Restated)       (Restated)
                                                                         2002             2003             2004
                                                                         ----             ----             ----
                                                                                  (In millions, except
                                                                                   Per share amounts)

Net income as reported                                                  $ 2.7             $(85.0)        $227.9

Adjustments, net of applicable income tax effects and minority interest:
  Stock-based employee compensation expense
   determined under APBO No. 25                                           1.7                .9             1.7
  Stock-based employee compensation expense
   determined under SFAS No. 123                                         (2.6)             (1.4)            (.7)
                                                                        -----             -----          ------

Pro forma net income                                                    $  1.8            $(85.5)        $228.9
                                                                        ======            =======        ======

Basic earnings per share:
  As reported                                                           $ .02             $ (.71)        $ 1.90
  Pro forma                                                               .02               (.71)          1.90

Diluted earnings per share:
  As reported                                                           $ .02             $ (.71)        $ 1.89
  Pro forma                                                               .02               (.71)          1.90


Note 2 -       Business and geographic segments:

                                                               % owned at
 Business segment                 Entity                    December 31, 2004

  Chemicals             Kronos Worldwide, Inc.                      94%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       41%

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

                                                                              Years ended December 31,
                                                                       2002             2003             2004
                                                                       ----             ----             ----
                                                                                    (In millions)
 Net sales:
   Chemicals                                                        $  875.2         $1,008.2         $1,128.6
   Component products                                                  166.7            173.9            182.6
   Waste management                                                      8.4              4.1              8.9
                                                                    --------         --------         --------

     Total net sales                                                $1,050.3          1,186.2          1,320.1
                                                                    ========         ========         ========

 Operating income:
   Chemicals                                                        $   84.4         $  122.3         $  103.5
   Component products                                                    4.4              9.1             16.2
   Waste management                                                     (7.0)           (11.5)           (10.2)
                                                                    --------         --------         --------

     Total operating income                                             81.8            119.9            109.5

 General corporate items:
   Interest and dividend income                                         35.7             33.7             34.6
   Securities transaction gains, net                                     6.4               .5              2.1
   Gain on disposal of fixed assets                                      1.6             10.3               .6
   Legal settlement gains, net                                           5.2               .8               .5
   Foreign currency transaction gain                                     6.3            -                -
   General expenses, net                                               (45.2)           (64.0)           (28.0)
 Interest expense                                                      (60.2)           (58.5)           (62.9)
                                                                    --------         --------         --------
                                                                        31.6             42.7             56.4

 Equity in:
   TIMET                                                               (32.9)             1.9             19.5
   Other                                                                  .6               .8              2.2
                                                                    --------         --------         --------

     Income (loss) before income taxes                              $    (.7)        $   45.4         $   78.1
                                                                    ========         ========         ========

 Net sales - point of origin:
   United States                                                    $  387.0         $  409.0         $  558.1
   Germany                                                             404.3            510.1            576.1
   Belgium                                                             123.8            150.7            186.4
   Norway                                                              111.8            131.5            144.5
   Other Europe                                                         89.6            110.4            124.8
   Canada                                                              229.2            249.6            244.4
   Taiwan                                                               14.7             13.4             15.8
   Eliminations                                                       (310.1)          (388.5)          (530.0)
                                                                    --------         --------         --------

                                                                    $1,050.3         $1,186.2         $1,320.1
                                                                    ========         ========         ========

 Net sales - point of destination:
   United States                                                    $  406.5         $  427.7         $  462.9
   Europe                                                              463.3            574.5            671.8
   Canada                                                               82.8             85.5             80.8
   Asia and other                                                       97.7             98.5            104.6
                                                                    --------         --------         --------

                                                                    $1,050.3         $1,186.2         $1,320.1
                                                                    ========         ========         ========

                                                                              Years ended December 31,
                                                                      2002             2003              2004
                                                                      ----             ----              ----
                                                                                   (In millions)
 Depreciation and amortization:
   Chemicals                                                       $  44.3           $  54.5          $  60.2
   Component products                                                 13.0              14.8             14.2
   Waste management                                                    3.0               2.7              3.3
   Corporate                                                           1.5               1.0               .7
                                                                   -------           -------          -------

                                                                   $  61.8           $  73.0          $  78.4
                                                                   =======           =======          =======

 Capital expenditures:
   Chemicals                                                       $  32.6           $  35.2          $  39.3
   Component products                                                 12.7               8.9              5.4
   Waste management                                                     .6                .4              3.7
   Corporate                                                            .1                .2               .1
                                                                   -------           -------          -------

                                                                   $  46.0           $  44.7          $  48.5
                                                                   =======           =======          =======




                                                                                    December 31,
                                                                      2002             2003              2004
                                                                      ----             ----              ----
                                                                                   (In millions)
 Total assets:
   Operating segments:
     Chemicals                                                     $1,346.5          $1,542.2         $1,773.5
     Component products                                               202.1             209.4            170.2
     Waste management                                                  28.5              24.5             36.4
   Investment in:
     TIMET common stock                                                12.9              20.4             44.5
     TIMET debt securities                                             -                   .3             -
     TIMET preferred stock                                             -                 -                  .2
     Other joint ventures                                              12.6              12.2             13.9
   Corporate and eliminations                                         553.2             490.5            640.9
                                                                   --------          --------         --------

                                                                   $2,155.8          $2,299.5         $2,679.6
                                                                   ========          ========         ========


 Net property and equipment:
   United States                                                   $   78.2          $   72.3         $   69.8
   Germany                                                            275.9             319.7            331.3
   Canada                                                              82.1              91.7             91.4
   Norway                                                              68.1              67.4             72.5
   Belgium                                                             60.5              71.1             73.8
   Netherlands                                                         10.0               9.6              8.3
   Taiwan                                                               5.9               5.7              5.7
                                                                   --------          --------         --------

                                                                   $  580.7          $  637.5         $  652.8
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


     NL's December 2003 and 2004 quarterly distributions of shares of common stock of Kronos is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed on the various dates of distribution and NL's adjusted tax basis in such stock at such dates of distribution. The amount of such tax liability related to the shares of Kronos distributed to NL shareholders other than Valhi and Tremont was approximately $22.5 million and $2.5 million in 2003 and 2004, respectively, and such amounts are recognized as a component of the Company's consolidated provision for income taxes in such periods. Other than the Company's recognition of such NL tax liabilities, the completion of the December 2003 and 2004 distributions of Kronos had no other impact on the Company's consolidated financial position, results of operations or cash flows.

     The amount of NL's separate tax liability with respect to the shares of Kronos distributed to Valhi and Tremont, while recognized by NL at its separate company level, is not recognized in the Company's consolidated financial statements because the separate tax liability is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of the Contran Tax Group. With respect to such shares of Kronos distributed to Valhi and Tremont, effective December 1, 2003, Valhi and NL amended the terms of their tax sharing agreement to not require NL to pay up to Valhi the separate tax liability generated from the distribution of such Kronos shares to Valhi and Tremont. On November 30, 2004 Valhi and NL agreed to further amend the terms of their tax sharing agreement to provide that NL would now be required to pay up to Valhi the separate tax liability generated from the distribution of shares of Kronos common stock to Valhi and Tremont, including the tax related to such shares distributed to Valhi and Tremont in December 2003 and the tax related to the shares distributed to Valhi and Tremont during all of 2004. In determining to so amend the terms of the tax sharing agreement, NL and Valhi considered, among other things, the changed expectation for the generation of taxable income at the NL level resulting from the inclusion of CompX in NL's consolidated taxable income effective in the fourth quarter of 2004, as discussed in Note 1. Valhi and NL further agreed that in lieu of a cash income tax payment, such separate tax liability could be paid by NL to Valhi in the form of shares of Kronos common stock held by NL. Such tax liability related to the shares of Kronos distributed to Valhi and Tremont in December 2003 and 2004, including the tax liability resulting from the use of Kronos common stock to settle such liability, aggregated approximately $227 million. Accordingly, in the fourth quarter of 2004 NL transferred approximately 5.5 million shares of Kronos common stock to Valhi in satisfaction of such separate tax liability and the tax liability generated from the use of such Kronos shares to settle such tax liability. In agreeing to settle such tax liability with such 5.5 million shares of Kronos common stock, the Kronos shares were valued at an agreed-upon price of $41 per share. Kronos' average closing market price during the months of November and December 2004 was $41.53 and $41.77, respectively. NL also considered the fact that the shares of Kronos held by non-affiliates are very thinly traded, and consequently an average price over a period of days mitigates the effect of the thinly-traded nature of Kronos' common stock. The transfer of such 5.5 million shares of Kronos common stock, accounted for under GAAP as a transfer of net assets among entities under common control at carryover basis, had no effect on the Company's consolidated financial statements, and as noted above such tax liability is not recognized in the Company's consolidated financial statements because it is eliminated at the Valhi level due to Valhi, Tremont and NL all being members of Valhi's tax group on a separate-company basis and of the Contran Tax Group. Therefore, this aggregate $227 million tax liability has not been paid by Valhi to Contran, nor has Contran paid such tax liability to the applicable tax authority. Such income tax liability would become payable by Valhi to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to Valhi and Tremont are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving NL and Valhi. However, as discussed in Note 1, the Company does recognize deferred income taxes with respect to its investment in Kronos, and in accordance with GAAP the amount of such deferred income taxes recognized by Valhi ($193.0 million at December 31, 2004) is limited to this $227 million tax liability.


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

Note 4 - Accounts and other receivables:

                                                                                            December 31,
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 Accounts receivable                                                                    $187,256        $219,764
 Notes receivable                                                                          2,026           1,993
 Allowance for doubtful accounts                                                          (4,649)         (3,826)
                                                                                        --------        --------

                                                                                        $184,633        $217,931

Note 5 -       Marketable securities:


                                                                                        December 31,
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                      (Restated)      (Restated)
                                                                                            (In thousands)

 Current assets - available for sale
  restricted debt securities                                                            $  6,147        $  9,446
                                                                                        ========        ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                    $250,000        $250,000
   Restricted debt securities                                                              6,870           6,725
   Other common stocks                                                                        71              45
                                                                                        --------        --------

                                                                                        $256,941        $256,770

     Amalgamated. Prior to 2002, the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. When the Company transferred control of such operations to Snake River in return of its interest in the LLC, the Company recognized a gain in earnings equal to the difference between $250 million (the fair value of the Company's investment in the LLC as evidenced by its $250 million redemption price, as discussed below) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. Therefore, the cost basis of the Company's investment in the LLC is $250 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was repaid prior to 2002 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River remain outstanding. See Notes 8 and 10.


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


     The Company reports the cash distributions received from the LLC as dividend income. See Note 12. The amount of such future distributions is dependent upon, among other things, the future performance of the LLC's operations. Because the Company receives preferential distributions from the LLC and has the right to require the LLC to redeem its interest in the LLC for a fixed and determinable amount beginning at a fixed and determinable date, the Company accounts for its investment in the LLC as an available-for-sale marketable security carried at estimated fair value, with fair value determined to be the $250 million redemption price of the Company's investment in the LLC. The Company also provides certain services to the LLC. See Note 17. The Company does not expect to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.



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

Note 6 -       Inventories:

                                                                                        December 31,
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 Raw materials:
   Chemicals                                                                            $ 61,960        $ 45,961
   Component products                                                                      6,170           8,193
                                                                                        --------        --------
                                                                                          68,130          54,154
                                                                                        --------        --------

 In process products:
   Chemicals                                                                              19,854          16,612
   Component products                                                                     10,852          10,827
                                                                                        --------        --------
                                                                                          30,706          27,439
                                                                                        --------        --------

 Finished products:
   Chemicals                                                                             148,047         131,161
   Component products                                                                      9,166           9,696
                                                                                        --------        --------
                                                                                         157,213         140,857

 Supplies (primarily chemicals)                                                           37,064          40,964
                                                                                        --------        --------

                                                                                        $293,113        $263,414

Note 7 -       Investment in affiliates:

                                                                                            December 31,
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)

 TIMET:
   Common stock                                                                         $ 20,357        $ 44,514
   Preferred stock                                                                             -             183
   Debt securities                                                                           265            -
                                                                                        --------        -----
                                                                                          20,622          44,697

 Ti02 manufacturing joint venture                                                        129,010         120,251
 Basic Management and Landwell                                                            12,186          13,867
                                                                                        --------        --------

                                                                                        $161,818        $178,815

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

Note 8 -       Other noncurrent assets:

                                                                                        December 31,
                                                                                         2003            2004
                                                                                         ----            ----
                                                                                            (In thousands)
 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                          $ 80,000        $ 80,000
     Interest                                                                             33,102          38,294
   Other                                                                                   5,490           3,151
                                                                                        --------        --------
                                                                                         118,592         121,445
   Less current portion                                                                    2,026           1,993
                                                                                        --------        --------

   Noncurrent portion                                                                   $116,566        $119,452
                                                                                        ========        ========


 Other assets:
   IBNR receivables                                                                     $ 11,788         $11,646
   Deferred financing costs                                                               10,569          10,933
   Waste disposal site operating permits                                                   1,654           9,269
   Refundable insurance deposit                                                            1,972           2,483
   Restricted cash equivalents                                                               488             494
   Other                                                                                  13,150          17,501
                                                                                        --------        --------


                                                                                        $ 39,621        $ 52,326
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

        Other intangible assets.

                                                                                             December 31,
                                                                                         2003            2004
                                                                                    -    -----          ------
                                                                                             (In millions)

 Patents:
   Cost                                                                                  $3.4          $3.4
   Less accumulated amortization                                                          1.5           1.7
                                                                                         ----          ----

     Net                                                                                  1.9           1.7
                                                                                         ----          ----

 Customer list:
   Cost                                                                                   2.6           2.6
   Less accumulated amortization                                                           .7           1.1
                                                                                         ----          ----

     Net                                                                                  1.9           1.5
                                                                                         ----          ----

                                                                                         $3.8          $3.2
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

                                                                                      December 31,
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

Note 11 -      Accrued liabilities:

                                                                                              December 31,
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

Note 12 -      Other income, net:

                                                                              Years ended December 31,
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

Note 13 - Minority interest:


                                                                                            December 31,
                                                                                        2003            2004
                                                                                        ----            ----
                                                                                           (In thousands)
                                                                                     (Restated)      (Restated)
 Minority interest in net assets:
   NL Industries                                                                         $20,281        $ 51,662
   Kronos Worldwide                                                                       11,076          29,569
   CompX International                                                                    48,424          49,153
   Subsidiary of NL                                                                        8,502           9,250
   Subsidiary of Kronos                                                                      525              76
                                                                                         -------         -------
                                                                                         $88,808        $139,710




                                                                                  Years ended December 31,
                                                                           2002            2003           2004
                                                                           ----            ----           ----
                                                                                      (In thousands)
                                                                         (Restated)     (Restated)      (Restated)
 Minority interest in net earnings (losses) - continuing operations:
   NL Industries                                                            $ 6,623       $ (8,149)       $24,891
   Kronos Worldwide                                                               -            246         19,659
   Tremont Corporation                                                       (4,151)          (217)             -
   CompX International                                                          299          1,814          2,993
   Subsidiary of NL                                                           1,209            371            747
   Subsidiary of Kronos                                                          55             72             53
                                                                            -------        -------        -------

                                                                            $ 4,035        $(5,863)       $48,343
                                                                            =======        ========       =======


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

Note 15 - Income taxes:


                                                                                  Years ended December 31,
                                                                             2002            2003           2004
                                                                             ----            ----           ----
                                                                          (Restated)      (Restated)     (Restated)
                                                                                       (In millions)
 Components of pre-tax income - income (loss) from continuing operations:
   United States:
     Contran Tax Group                                                    $(60.2)           $(34.8)      $  75.7
     CompX tax group                                                        (1.9)              6.3           6.1
                                                                          ------            ------       -------
                                                                           (62.1)            (28.5)         81.8
   Non-U.S. subsidiaries                                                    61.4              73.9          (3.7)
                                                                          ------            ------       -------

                                                                          $  (.7)           $ 45.4       $  78.1
                                                                          ======            ======       =======

 Expected tax expense (benefit), at U.S.
  federal statutory income tax rate of 35%                                $  (.3)           $ 15.9       $  27.3
 Non-U.S. tax rates                                                         (7.2)             (1.5)          (.3)
 Incremental U.S. tax and rate differences
  on equity in earnings                                                     (1.5)          106.8            93.0
 Income tax on distribution of shares of Kronos                              -               22.5           2.5
 Change in deferred income tax valuation
  allowance, net                                                              .4              (7.2)       (311.8)
 Refund of prior year income taxes                                           -               (38.0)         (2.5)
 Change in Belgian income tax law                                           (2.7)              -            -
 U.S. state income taxes, net                                               (1.8)              (.6)          1.0
 Tax contingency reserve adjustment, net                                     1.2              30.5         (16.5)
 Nondeductible expenses                                                      3.4               3.7           5.1
 Other, net                                                                   .9               1.8           7.8
                                                                          ------            ------       -------

                                                                          $ (7.6)           $ 133.9      $(194.4)
                                                                          ======            =======      =======

 Components of income tax expense (benefit):
   Currently payable (refundable):
     U.S. federal and state                                               $ (9.4)           $ 15.2       $   .9
     Non-U.S.                                                               12.8             (34.0)         17.6
                                                                          ------             -----       -------
                                                                             3.4             (18.8)         18.5
                                                                          ------            ------       -------
   Deferred income taxes (benefit):
     U.S. federal and state                                                 (11.3)          121.5           68.3
     Non-U.S.                                                                  .3             31.2        (281.2)
                                                                          -------            -----       -------
                                                                            (11.0)           152.7        (212.9)
                                                                          -------           ------       -------

                                                                          $ (7.6)           $133.9       $(194.4)
                                                                          ======            ======       =======

 Comprehensive provision for income taxes (benefit) allocable to:
   Income from continuing operations                                      $ (7.6)           $ 133.9      $(194.4)
   Discontinued operations                                                   (.2)             (2.6)         (4.6)
   Cumulative effect of change in
    accounting principle                                                     -                  .3          -
   Additional paid-in-capital                                                -                22.5           8.2
   Other comprehensive income:
     Marketable securities                                                  (1.6)              2.1           2.1
     Currency translation                                                    3.9               4.9          (8.2)
     Pension liabilities                                                   (16.0)            (15.4)         (6.9)
                                                                          ------            ------       -------

                                                                          $(21.5)           $ 145.7      $(203.8)
                                                                          ======            =======      =======


     The components of the net deferred tax liability at December 31, 2003 and 2004, and changes in the deferred income tax valuation allowance during the past three years, are summarized in the following tables. At December 31, 2003, the deferred tax valuation allowance relates to Kronos tax jurisdictions in Germany and NL tax jurisdictions in the U.S.


                                                                                December 31,
                                                                     2003                          2004
                                                          -------------------------     ---------------
                                                            Assets      Liabilities      Assets       Liabilities
                                                          (Restated)    (Restated)     (Restated)      (Restated)
                                                                                (In millions)
 Tax effect of temporary differences related to:
   Inventories                                           $    .9           $  (3.3)     $   2.6         $  (6.3)
   Marketable securities                                    -               (102.7)         -            (107.5)
   Property and equipment                                   46.3            (108.4)        38.3          (104.6)
   Accrued OPEB costs                                       15.1              -            13.9            -
   Accrued environmental liabilities and
    other deductible differences                            72.9              -           120.1            -
   Other taxable differences                                -               (201.9)        -             (185.8)
   Investments in subsidiaries and
    affiliates not members of the
    Contran Tax Group                                       27.2             (131.5)       24.9          (198.2)
   Tax loss and tax credit carryforwards                   166.7              -           245.3            -
 Valuation allowance                                      (193.8)             -            -               -
                                                         -------           -------      -------         ----
     Adjusted gross deferred tax assets
     (liabilities)                                         135.3            (547.8)       445.1          (602.4)
 Netting of items by tax jurisdiction                     (113.9)            113.9       (195.9)          195.9
                                                         -------           -------      -------         -------
                                                            21.4            (433.9)       249.2          (406.5)
 Less net current deferred tax asset
  (liability)                                               14.4              (3.9)         9.7           (24.2)
                                                         -------           -------      -------         -------

     Net noncurrent deferred tax asset
      (liability)                                        $   7.0           $(430.0)     $ 239.5         $(382.3)
                                                        ========           =======      =======         =======


                                                                                   Years ended December 31,
                                                                            2002           2003             2004
                                                                            ----           ----             ----
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

     Certain of the Company's U.S. and non-U.S. tax returns are being examined and tax authorities have or may propose tax deficiencies, including penalties and interest. For example:


o NL's and NL's majority-owned subsidiary, EMS, 1998 U.S. federal income tax returns are being examined by the U.S. tax authorities, and NL and EMS have granted extensions of the statute of limitations for assessments of tax with respect to their 1998, 1999 and 2000 income tax returns until September 30, 2005. During the course of the examination, the IRS proposed a substantial tax deficiency, including interest, related to a restructuring transaction. In an effort to avoid protracted litigation and minimize the hazards of such litigation, NL applied to take part in an IRS settlement initiative applicable to transactions similar to the restructuring transaction, and in April 2003 NL received notification from the IRS that NL had been accepted into such settlement initiative. Under the initiative, a final settlement with the IRS is to be reached through expedited negotiations and, if necessary, through a specified arbitration procedure. NL has reached an agreement with the IRS concerning the settlement of this matter pursuant to which, among other things, the Company agreed to pay approximately $26 million, including interest, up front as a partial payment of the settlement amount (which amount is expected to be paid in the next 12 months and is classified as a current liability at December 31, 2004), and NL will be required to recognize the remaining settlement amount in its taxable income over the 15-year time period beginning in 2004. NL has signed the settlement agreement that was prepared by the IRS. The IRS signed the settlement agreement in January 2005, and the case will be closed after certain procedural matters are concluded, which procedural matters both NL and its outside legal counsel believe are perfunctory. NL had previously provided accruals to cover its estimated additional tax liability (and related interest) concerning this matter. As a result of the settlement, NL decreased its previous estimate of the amount of additional income taxes and interest it will be required to pay, and NL recognized a $18.0 million tax benefit in the second quarter of 2004 related to the revised estimate. In addition, during the second quarter of 2004, the Company recognized a $31.1 million tax benefit related to the reversal of a deferred income tax asset valuation allowance related to certain tax attributes of EMS which NL believes now meet the "more-likely-than-not" recognition criteria. A majority of the deferred income tax asset valuation allowance relates to net operating loss carryforwards of EMS. As a result of the settlement agreement, NL (which previously was not allowed to utilize such net operating loss carryforwards of EMS) utilized such carryforwards in its 2003 taxable year, eliminating the need for a valuation allowance related to such carryforwards. The remainder of the deferred income tax asset valuation allowance relates to deductible temporary differences associated with accrued environmental obligations of EMS which NL now believes meet the "more-likely-than-not" recognition criteria since, as a result of the settlement agreement, such obligations and the related tax deductions have been or will be included in NL's taxable income.


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

                                                                                   Years ended December 31,
            Rate                                                       2002                2003                2004
     ----------------                                                  ----                ----                ----

Discount rate                                                          6.3%              6.0%                  5.6%
Increase in future compensation levels                                 2.9%              2.7%                  2.2%
Long-term return on plan assets                                        7.7%              7.4%                  7.8%

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

     Receivables from and payables to affiliates are summarized in the table below.


                                                                                             December 31,
                                                                                          2003            2004
                                                                                          ----            ----
                                                                                             (In thousands)
                                                                                         (Restated)   (Restated)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                             $  -        $ 4,929
     Income taxes                                                                            -               578
   TIMET                                                                                       50             24
   Other                                                                                      267           -
                                                                                          -------        ----

                                                                                          $   317        $ 5,531
                                                                                          =======        =======

 Noncurrent receivable from affiliate -
   loan to Contran family trust                                                           $14,000        $10,000
                                                                                          =======        =======

 Current payables to affiliates:
   Louisiana Pigment Company                                                              $ 8,560        $ 8,844
   Contran:
     Demand loan                                                                            7,332           -
     Income taxes                                                                           2,049              -
     Trade items                                                                            1,790          2,753
   Other                                                                                       13             10
                                                                                          -------        -------

                                                                                          $19,744        $11,607


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

                                                                            Years ended December 31,
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

         Other litigation.


     NL has been named as a defendant in various lawsuits in a variety of jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by formerly-owned operations of NL containing asbestos, silica and/or mixed dust. Approximately 500 of these types of cases involving a total of approximately 22,000 plaintiffs and their spouses remain pending, down from cases involving approximately 32,000 plaintiffs from one year ago. Of these plaintiffs, approximately 4,700 are represented by five cases pending in Mississippi state courts and approximately 5,000 are represented by four cases that have been removed to federal court in Mississippi, where they have been, or are in the process of being, transferred to the multi-district litigation pending in the United States District Court for the Eastern District of Pennsylvania. NL has not accrued any amounts for this litigation because liability that might result to NL, if any, cannot be reasonably estimated. Based on information available to NL, including facts concerning its historical operations, the rate of new claims, the number of claims from which NL has been dismissed and NL's prior experience in the defense of these matters, NL believes that the range of reasonably possible outcomes of these matters will be consistent with NL's historical costs with respect to these matters (which are not material), and no reasonably possible outcome is expected to involve amounts that are material to NL. NL has and will continue to vigorously seek dismissal from each claim and/or a finding of no liability by NL in each case. In addition, from time to time, NL has received notices regarding asbestos or silica claims purporting to be brought against former subsidiaries of NL, including notices provided to insurers with which NL has entered into settlements extinguishing certain insurance policies. These insurers may seek indemnification from NL.


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


     Income taxes. Contran and Valhi have agreed to a policy providing for the allocation of tax liabilities and tax payments as described in Note 1. Under applicable law, the Company, as well as every other member of the Contran Tax Group, are each jointly and severally liable for the aggregate federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which the Company is included in the Contran Tax Group. Contran has agreed, however, to indemnify the Company for any liability for income taxes of the Contran Tax Group in excess of the Company's tax liability previously computed and paid by Valhi in accordance with the tax allocation policy.



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

Note 21 - Financial instruments:


                                                                                  December 31,
                                                                             2003                     2004
                                                                    -------------------       ------------
                                                                     Carrying        Fair       Carrying       Fair
                                                                       amount       value        amount        value
                                                                                      (In millions)
                                                                  (Restated)    (Restated)   (Restated)    (Restated)

 Cash, cash equivalents and restricted cash
  equivalents                                                       $123.2       $  123.2      $277.9       $  277.9

 Marketable securities:
   Current                                                          $  6.1       $    6.1      $  9.4       $    9.4
   Noncurrent                                                        256.9          256.9       256.8          256.8

 Loan to Snake River Sugar Company                                  $ 80.0       $  111.5      $ 80.0       $   96.3

 Long-term debt (excluding capitalized leases):
   Publicly-traded fixed rate debt -
     KII Senior Secured Notes                                       $356.1       $  356.1      $519.2       $  549.1
   Snake River Sugar Company loans                                   250.0          250.0       250.0          250.0
   Other fixed-rate debt                                                .1             .1          .6             .6
   Variable rate debt                                                 31.0           31.0        13.6           13.6

 Minority interest in:
   NL common stock                                                  $ 31.3       $   87.0      $ 70.2       $  178.8
   Kronos common stock                                                11.1           75.8        29.6          125.3
   CompX common stock                                                 48.4           30.4        49.2           79.4

 Valhi common stockholders' equity                                  $659.7       $1,798.0      $989.5       $1,934.2

     The fair value of the Company's publicly-traded marketable securities and debt, minority interest in NL Industries, Kronos and CompX and Valhi's common stockholders' equity are all based upon quoted market prices at each balance sheet date. The estimated fair value of the Company's investment in The Amalgamated Sugar Company LLC is $250 million (the redemption price of the Company's investment in the LLC). The fair value of the Company's fixed-rate loan to Snake River Sugar Company is based upon relative changes in market interest rates since the interest rates were fixed. The fair value of Valhi's fixed-rate nonrecourse loans from Snake River Sugar Company is based upon the $250 million redemption price of Valhi's investment in the Amalgamated Sugar Company LLC, which investment collateralizes such nonrecourse loans. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. See Notes 5 and 10.


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

                                                                                             December 31,
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

Note 23 -      Quarterly results of operations (unaudited):


                                                                                 Quarter ended
                                                   -------------                --------------
                                                       March 31         June 30        Sept. 30         Dec. 31
                                                       --------         -------        --------         -------
                                                      (Restated)      (Restated)      (Restated)      (Restated)
                                                                 (In millions, except per share data)

 Year ended December 31, 2003

 Net sales                                              $296.7          $309.5         $287.5           $292.5
 Operating income                                         30.7            29.9           31.5             27.8

 Income from continuing operations                      $  2.0          $ 18.4         $ 8.3            $(111.3)
 Discontinued operations                                   (.4)            (.6)          (1.5)             (.4)
 Cumulative effect of change in
  accounting principle                                      .6             -              -                -
                                                        ------          ------         ------           ----

       Net income                                       $  2.2          $ 17.8         $  6.8           $(111.7)
                                                        ======          ======         ======           ========

 Per basic share:
   Continuing operations                                $  .01          $  .15         $  .07           $ (.93)
   Discontinued operations                                 -               -             (.01)             -
   Cumulative effect of change
    in accounting principle                                .01             -              -                -
                                                        ------          ------         ------           ----

                                                        $  .02          $  .15         $  .06           $ (.93)
                                                        ======          ======         ======           =======

 Year ended December 31, 2004

 Net sales                                              $307.7          $343.3         $336.8           $332.3
 Operating income                                         21.5            37.7           30.2             20.1

 Income from continuing operations                      $  1.0          $246.2         $ 10.5           $(33.5)
 Discontinued operations                                   -                .2             .2              3.3
                                                        ------          ------         ------           ------

       Net income                                       $  1.0          $246.4         $ 10.7           $(30.2)
                                                        ======          ======         ======           =======

 Per basic share:
   Continuing operations                                $  .01          $ 2.05         $  .09           $ (.28)
   Discontinued operations                                 -               -              -                .03
                                                        ------          ------         ------           ------

                                                        $  .01          $ 2.05         $  .09           $ (.25)
                                                        ======          ======         ======           =======


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



     As discussed in Note 1, the Company has restated its consolidated financial statements. Income (loss) from continuing operations and net income, and the related per diluted share amounts, for the third and fourth quarter of 2003, as presented above, differs from amounts previously reported by $2.0 million ($.01 per share) and $122.4 million ($1.02 per share).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of Valhi, Inc.:


     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005, except for the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report On Internal Control Over Financial Reporting, as to which the date is December 23, 2005, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in the index on page F-1 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








                                                     PricewaterhouseCoopers LLP



Dallas, Texas
March 30, 2005, except for the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report On Internal Control Over Financial Reporting, as to which the date is December 23, 2005

                          VALHI, INC. AND SUBSIDIARIES

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Condensed Balance Sheets

                           December 31, 2003 and 2004

                                 (In thousands)


                                                                                         2003              2004
                                                                                         ----              ----

                                                                                      (Restated)         (Restated)

 Current assets:
   Cash and cash equivalents                                                          $    5,443       $   94,337
   Restricted cash equivalents                                                               320              270
   Accounts and notes receivable                                                             342              226
   Receivables from subsidiaries and affiliates:
     Demand loan to Contran Corporation                                                        -            4,929
     Income taxes, net                                                                     7,663                -
     Other                                                                                 1,953            2,165
   Deferred income taxes                                                                     219              201
   Other                                                                                   1,350              267
                                                                                      ----------       ----------

       Total current assets                                                               17,290          102,395
                                                                                      ----------       ----------

 Other assets:
   Marketable securities                                                                 250,033          250,023
   Restricted cash equivalents                                                               488              494
   Investment in and advances to subsidiaries and
    affiliate                                                                            738,348          935,438
   Other receivable from subsidiary                                                        2,258              696
   Loans and notes receivable                                                            115,535          118,294
   Other assets                                                                            3,564              206
   Property and equipment, net                                                             2,160            1,893
                                                                                      ----------       ----------

       Total other assets                                                              1,112,386        1,307,044
                                                                                      ----------       ----------

                                                                                      $1,129,676       $1,409,439

 Current liabilities:
   Current maturities of long-term debt                                               $    5,000       $     -
   Payables to subsidiaries and affiliates:
     Demand loan from Tremont LLC and subsidiaries                                        16,293                -
     Demand loan from Contran Corporation                                                  7,332                -
     Income taxes, net                                                                         -            1,050
     Other                                                                                    10               20
   Accounts payable and accrued liabilities                                                7,372              822
   Income taxes                                                                              381              381
                                                                                      ----------       ----------

       Total current liabilities                                                          36,388            2,273
                                                                                      ----------       ----------

 Noncurrent liabilities:
   Long-term debt                                                                        250,000          250,000
   Deferred income taxes                                                                 207,997          288,269
   Other                                                                                  11,277            1,314
                                                                                      ----------       ----------

       Total noncurrent liabilities                                                      469,274          539,583
                                                                                      ----------       ----------

 Stockholders' equity                                                                    624,014          867,583
                                                                                      ----------        ---------

                                                                                      $1,129,676       $1,409,439


                          VALHI, INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                        2002             2003            2004
                                                                        ----             ----            ----
                                                                     (Restated)       (Restated)      (Restated)

 Revenues and other income:
   Interest and dividend income                                         $ 30,424          $30,432        $ 32,438
   Securities transaction gains, net                                       6,413                3               -
   Other, net                                                              3,184            3,419           3,306
                                                                        --------          -------        --------

                                                                          40,021           33,854          35,744
                                                                        --------          -------        --------

 Costs and expenses:
   General and administrative                                             10,283            8,385           9,302
   Interest                                                               28,216           24,613          25,202
                                                                        --------          -------        --------

                                                                          38,499           32,998          34,504
                                                                        --------          -------        --------

                                                                           1,522              856           1,240

 Equity in earnings of subsidiaries and
  affiliate                                                               (3,074)          15,418         303,509
                                                                        --------          -------        --------

   Income (loss) before income taxes                                      (1,552)          16,274         304,749

 Provision for income taxes (benefit)                                     (4,432)          98,937          80,548
                                                                       ----------        --------       ---------

   Income from continuing operations                                       2,880          (82,663)        224,201

 Discontinued operations                                                    (206)          (2,874)          3,732

 Cumulative effect of change in accounting
  Principle                                                                 -                 586            -
                                                                         -------          -------        -----

   Net income                                                           $  2,674         $(84,951)       $227,933
                                                                        ========         =========       ========


                          VALHI, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)


                                                                       2002             2003             2004
                                                                       ----             ----             ----
                                                                    (Restated)       (Restated)       (Restated)

 Cash flows from operating activities:
   Net income                                                          $  2,674         $ (84,951)       $ 227,933
   Securities transactions gains, net                                    (6,413)               (3)               -
   Proceeds from disposal of marketable
    securities (trading)                                                 18,136                50                -
   Noncash interest expense                                               2,143              -                   -
   Deferred income taxes                                                  5,981           106,063           75,473
   Equity in earnings of subsidiaries
    and affiliate:
     Continuing operations                                                3,074           (15,418)        (303,509)
     Discontinued operations                                                206             2,874           (3,732)
     Cumulative effect of change in
      accounting principle                                                    -              (586)               -
   Dividends from subsidiaries and
    affiliates                                                          105,786            25,405           37,209
   Other, net                                                               591               (37)             683
   Net change in assets and liabilities                                 (18,908)           (2,838)          (9,264)
                                                                       --------          --------        ---------

       Net cash provided by operating
        activities                                                      113,270            30,559           24,793
                                                                       --------          --------        ---------

 Cash flows from investing activities:
   Purchase of:
     Kronos common stock                                                      -            (6,428)         (17,057)
     TIMET common stock                                                       -              (840)               -
     TIMET debt securities                                                    -              (238)               -
   Loans to subsidiaries and affiliates:
     Loans                                                               (7,303)           (9,689)         (32,328)
     Collections                                                            184             1,000          178,227
   Change in restricted cash equivalents, net                              (902)               94               44
   Other, net                                                               (83)             (919)            (558)
                                                                       --------          --------        ---------

       Net cash provided (used) by
        investing activities                                             (8,104)          (17,020)         128,328
                                                                       --------          --------        ---------


                          VALHI, INC. AND SUBSIDIARIES

                 Condensed Statements of Cash Flows (Continued)

                  Years ended December 31, 2002, 2003 and 2004

                                 (In thousands)



                                                                      2002               2003             2004
                                                                      ----               ----             ----
                                                                   (Restated)         (Restated)       (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                      $  27,300           $ 10,000          $ 53,000
     Principal payments                                                (92,572)            (5,000)          (58,000)
   Loans from affiliates:
     Loans                                                              13,718             34,583            30,529
     Repayments                                                        (26,825)           (23,262)          (54,154)
   Dividends                                                           (27,872)           (29,796)          (29,804)
   Other, net                                                            2,680                264              (424)
                                                                     ---------           --------          --------

       Net cash used by financing activities                          (103,571)           (13,211)          (58,853)
                                                                     ---------           --------          --------

 Cash and cash equivalents:
   Net increase                                                          1,595                328            94,268
   Valmont Insurance Company                                                 -                  -            (5,374)
   Balance at beginning of year                                          3,520              5,115             5,443
                                                                     ---------           --------          --------

   Balance at end of year                                            $   5,115           $  5,443          $ 94,337
                                                                     =========           ========          ========


 Supplemental disclosures - cash paid (received) for:
   Interest                                                          $  26,153           $ 24,613          $ 25,116
   Income taxes, net                                                     2,456             (4,231)           (2,134)


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

Note 2 -       Marketable securities:


                                                                                             December 31,
                                                                                         2003           2004
                                                                                         ----           ----
                                                                                            (In thousands)
                                                                                      (Restated)     (Restated)

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                                     $250,000      $250,000
   Other securities                                                                            33            23
                                                                                         --------      --------

                                                                                         $250,033      $250,023



Note 3 -       Investment in and advances to subsidiaries and affiliate:


                                                                                            December 31,
                                                                                        2003             2004
                                                                                        ----             ----
                                                                                           (In thousands)
                                                                                     (Restated)       (Restated)

 Investment in:
   NL Industries (NYSE: NL)                                                             $231,633        $209,681
   Kronos Worldwide, Inc. (NYSE: KRO)                                                    191,662         398,628
   Tremont LLC                                                                           231,054         312,789
   Valcor and subsidiaries                                                                65,677         (15,803)
   Waste Control Specialists LLC                                                         (13,815)         23,766
   TIMET (NYSE: TIE) common stock                                                          1,013           1,611
   TIMET preferred stock                                                                       -             183
   TIMET debt securities                                                                     265            -
                                                                                        --------        -----
                                                                                         707,489         930,855

 Noncurrent loans to Waste Control Specialists LLC                                        30,859           4,583
                                                                                        --------        --------

                                                                                        $738,348        $935,438


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


                                                                        Years ended December 31,
                                                                         2002            2003            2004
                                                                         ----            ----            ----
                                                                      (Restated)      (Restated)      (Restated)
                                                                                    (In thousands)

 Equity in earnings of subsidiaries and
  affiliate from continuing operations

 NL Industries                                                            $ 16,635       $ 12,369        $124,035
 Kronos Worldwide                                                                -            804          99,948
 Tremont LLC                                                               (11,965)        11,617          86,033
 Valcor                                                                        462          3,503           5,399
 Waste Control Specialists LLC                                              (8,206)       (12,923)        (12,379)
 TIMET                                                                        -                48             473
                                                                          --------       --------        --------

                                                                          $ (3,074)      $ 15,418        $303,509
                                                                          ========       ========        ========

 Cash dividends from subsidiaries

 NL Industries                                                            $ 99,447       $ 24,108        $   -
 Kronos Worldwide                                                                -           -             17,586
 Tremont LLC                                                                 1,152              -          19,623
 Valcor                                                                      5,187          1,297               -
 Waste Control Specialists LLC                                                -              -               -
                                                                          --------       --------        -----

                                                                          $105,786       $ 25,405        $ 37,209
                                                                          ========       ========        ========



     Equity in earnings of discontinued operations relates to CompX's operations in The Netherlands.

Note 4 -       Loans and notes receivable:

                                                                                              December 31,
                                                                                         2003           2004
                                                                                         ----           ----
                                                                                            (In thousands)

 Snake River Sugar Company:
   Principal                                                                            $ 80,000         $ 80,000
   Interest                                                                               33,102           38,294
 Other                                                                                     2,433             -
                                                                                        --------         -----

                                                                                        $115,535         $118,294

Note 5 -       Long-term debt:

                                                                                              December 31,
                                                                                         2003           2004
                                                                                         ----           ----
                                                                                            (In thousands)

 Snake River Sugar Company                                                              $250,000         $250,000
 Bank credit facility                                                                      5,000             -
                                                                                        --------         -----
                                                                                         255,000          250,000

 Less current maturities                                                                   5,000             -
                                                                                        --------         -----

                                                                                        $250,000         $250,000

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

Note 6 -       Income taxes:


                                                                               Years ended December 31,
                                                                          2002           2003            2004
                                                                          ----           ----            ----
                                                                       (Restated)     (Restated)      (Restated)
                                                                                    (In thousands)

 Components of provision for income taxes (benefit):
   Currently payable (refundable)                                         $(10,413)       $ (7,126)        $5,075
   Deferred income tax expense                                               5,981         106,063         75,473
                                                                            ------        --------       --------
    (benefit)

                                                                          $ (4,432)       $ 98,937       $ 80,548
                                                                          =========       ========       ========

 Cash paid (received) for income taxes, net:
   Paid to (received from) subsidiaries, net                               $ 2,455         $(5,768)       $(2,174)
   Paid to Contran                                                               -           1,490              -
   Paid to tax authorities, net                                                  1              47             40
                                                                           -------         -------        -------

                                                                           $ 2,456         $(4,231)       $(2,134)
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


                                                                                              Deferred tax
                                                                                             asset (liability)
                                                                                                December 31,
                                                                                           2003            2004
                                                                                           ----            ----
                                                                                              (In thousands)
                                                                                        (Restated)      (Restated)

 Components of the net deferred tax asset (liability) - tax effect of temporary differences related to:
     Marketable securities                                                               $ (99,309)      $(104,151)
     Investment in Kronos Worldwide                                                       (100,347)       (192,996)
     Investment in Waste Control Specialists LLC                                             1,373           1,952
     Reduction of deferred income tax assets of
      subsidiaries that are members of the Contran Tax
      Group - separate company U.S. net operating loss
      carryforwards and other tax attributes that do not
      exist at the Valhi level                                                              (6,808)         (7,984)
     Tax attributes of Valhi:
       Federal loss carryforwards                                                             -             16,627
       State net operating and capital loss carryforwards                                        -           2,941
       AMT credit carryforwards                                                                381             381
     Accrued liabilities and other deductible differences                                    4,532           2,649
     Other taxable differences                                                              (7,600)         (7,487)
                                                                                          --------        --------


                                                                                         $(207,778)      $(288,068)

 Current deferred tax asset                                                               $    219        $    201
 Noncurrent deferred tax liability                                                        (207,997)       (288,269)
                                                                                         ---------       ---------

                                                                                         $(207,778)      $(288,068)


                                               VALHI, INC. AND SUBSIDIARIES

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      (In thousands)


                                                        Additions
                                         Balance at    charged to                                               Balance
                                          beginning     costs and       Net        Currency                      at end
            Description                   of year       expenses    deductions    translation      Other         of year
 ---------------------------------        ---------     ---------   ----------    -----------      -----        -------

 Year ended December 31, 2002:
   Allowance for doubtful accounts            $ 6,326      $   692      $(1,014)     $   352        $   -          $ 6,356
                                              =======      =======      =======      =======        ========       =======

   Amortization of intangible assets          $ 1,010      $   612      $  -         $    (1)       $   -          $ 1,621
                                              =======      =======      =======      ========       ========       =======

   Accrual for planned major
    maintenance activities                    $ 3,389      $ 3,848      $(3,746)     $   495        $   -          $ 3,986
                                              =======      =======      =======      =======        ========       =======

 Year ended December 31, 2003:
   Allowance for doubtful accounts            $ 6,356      $(1,768)     $  (425)     $   486        $   -          $ 4,649
                                              =======      =======      =======      =======        ========       =======

   Amortization of intangible assets          $ 1,621      $   605      $  -         $    19        $   -          $ 2,245
                                              =======      =======      =======      =======        ========       =======

   Accrual for planned major
    maintenance activites                     $ 3,986      $ 5,337      $(3,896)     $   900        $   -          $ 6,327
                                              =======      =======      =======      =======        ========       =======

 Year ended December 31, 2004:
   Allowance for doubtful accounts            $ 4,649      $   (30)     $(1,013)     $   220        $              $ 3,826
                                              =======      =======      =======      =======        ========       =======

   Amortization of intangible assets          $ 2,245      $   603      $  -         $    14        $   -          $ 2,862
                                              =======      =======      =======      =======        ========       =======

   Accrual for planned major
    maintenance activities                    $ 6,327      $ 6,602      $(8,001)     $   425        $   -          $ 5,353
                                              =======      =======      =======      =======        ========       =======


Note - Certain information has been omitted from this Schedule because it is disclosed in the notes to the Consolidated Financial Statements.