Form 10-Q/A
period 2005-03-30
VALHI INC /DE/
filed 2005-12-23
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   March 31, 2005           Commission file number 1-5467




                                  VALHI, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




           Delaware                                             87-0110150
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ Freeway, Suite 1700, Dallas, Texas  75240-2697
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:             (972) 233-1700




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



Explanatory Note Regarding Amendment No. 1

     The Registrant hereby files this Report on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission ("SEC") on May 10, 2005 ("Original Form 10-Q"). As discussed in Note 1 to the Consolidated Financial Statements, on December 21, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-Q/A to restate the Registrant's consolidated balance sheet as of December 31, 2004 and March 31, 2005, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended March 31, 2004 and 2005, in each case as contained in the Original Form 10-Q.

     As previously disclosed, in January 1997 the Registrant transferred control of the refined sugar operations previously conducted by the Registrant's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to the Registrant aggregating $250 million. Such loans from Snake River are collateralized by the Registrant's interest in the LLC. Snake River's sources of funds for its loans to the Registrant, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by the Registrant, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of the Registrant's loans to Snake River have remained outstanding since June 30, 1997 through March 31, 2005.

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

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Registrant re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Registrant has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Registrant's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Registrant has retroactively restated its consolidated financial statements to reflect this correction. The effect of this correction on the Registrant's March 31, 2005 consolidated balance sheet, as contained herein, as compared to such consolidated balance sheet contained in the Original Form 10-Q, is to (i) increase the carrying value of the Registrant's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Registrant's previously-reported consolidated balance sheet at December 31, 2004 contained in the Original Form 10-Q, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

     As previously disclosed, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of NL Industries, Inc., a majority-owned subsidiary of the Registrant. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, including Valhi, and during 2004 NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. In its previously-issued consolidated financial statements, the Registrant accounted for its pro-rata share of any current income tax resulting from the distribution of shares of Kronos common stock to NL's stockholders as a direct charge to equity. In addition, the Registrant has never recognized deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares. The Registrant has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to NL's shareholders should be included in the Registrant's provision for income taxes included in the determination of net income and (ii) the Registrant should have commenced to recognize deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares starting in December 2003, concurrent with NL's December 2003 distribution of 48.8% of Kronos' common stock (the first time in which the Registrant owned shares of Kronos directly), including recognition of such deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares that existed as of the date of such December 2003 distribution.

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $2.6 million ($.02 per diluted share, net of minority interest) in the first quarter of 2004 and by $5.0 million ($5.2 million, or $.04 per diluted share, net of minority interest) in the first quarter of 2005;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $371,000 in the first quarter of 2004 and by $84,000 in the first quarter of 2005;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $553,000 in the first quarter of 2005; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $121.9 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items:
     o Deferred income taxes with respect to the income tax effect of the excess of the GAAP book basis over the income tax basis of the Registrant's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Registrant;
     o Current income taxes related to distributions of shares of Kronos common stock made by NL Industries, Inc., the Registrant's majority-owned subsidiary, to NL's stockholders; and
     o    Current and deferred income tax provisions related to other items.


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

     The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at December 31, 2004 and March 31, 2005 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such dates. Therefore, the Registrant's previous conclusion that it maintained effective internal control over financial reporting as of March 31, 2005, as set forth in the Original Form 10-Q, has been restated. See
Item 4 - "Controls and Procedures."

     For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of the Original Form 10-Q, in each case solely as a result of and to reflect the corrections discussed above, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events. In addition, pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 have been updated to contain currently-dated certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.



                           VALHI, INC. AND SUBSIDIARIES

                                       INDEX




                                                                        Page
                                                                       number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.


                 Consolidated Balance Sheets -
                  December 31, 2004 (Restated);
                  March 31, 2005 (Restated and Unaudited)                   3

                 Consolidated Statements of Income -
                  Three months ended March 31, 2004 and 2005
                  (Restated and Unaudited)                                  5

                 Consolidated Statements of Comprehensive Income -
                  Three months ended March 31, 2004 and 2005
                   (Restated and Unaudited)                                 6

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2004 and 2005
                   (Restated and Unaudited)                                 7

                 Consolidated Statement of Stockholders' Equity -
                  Three months ended March 31, 2005
                  (Restated and Unaudited)                                  9

                 Notes to Consolidated Financial Statements (Unaudited)    10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     26

  Item 4.        Controls and Procedures                                   46

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                        48

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                       48

  Item 6.        Exhibits.                                                 48


                                            VALHI, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)



               ASSETS                                                          December 31,         March 31,
                                                                                    2004               2005
                                                                                (Restated)          (Restated)
                                                                                                   (Unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  267,829          $  247,601
   Restricted cash equivalents                                                         9,609               6,343
   Marketable securities                                                               9,446              12,873
   Accounts and other receivables                                                    217,931             241,113
   Refundable income taxes                                                             3,330               1,343
   Receivable from affiliates                                                          5,531               6,190
   Inventories                                                                       263,414             260,998
   Prepaid expenses                                                                   12,342              12,930
   Deferred income taxes                                                               9,705               9,311
                                                                                   ---------          ----------
       Total current assets                                                          799,137             798,702
                                                                                   ---------          ----------

 Other assets:
   Marketable securities                                                             256,770             261,982
   Investment in affiliates                                                          189,726             218,538
   Receivable from affiliate                                                          10,000              10,000
   Loans and other receivables                                                       119,452             124,940
   Unrecognized net pension obligations                                               13,518              13,152
   Goodwill                                                                          354,051             349,094
   Other intangible assets                                                             3,189               3,041
   Deferred income taxes                                                             239,521             235,909
   Other                                                                              52,326              54,603
                                                                                   ---------          ----------

       Total other assets                                                          1,238,553           1,271,259
                                                                                   ---------          ----------

 Property and equipment:
   Land                                                                               38,493              40,771
   Buildings                                                                         234,152             225,794
   Equipment                                                                         894,023             838,944
   Mining properties                                                                  20,277              18,318
   Construction in progress                                                           21,557              26,354
                                                                                   ---------          ----------
                                                                                   1,208,502           1,150,181
   Less accumulated depreciation                                                     555,707             535,284
                                                                                   ---------          ----------

       Net property and equipment                                                    652,795             614,897
                                                                                   ---------          ----------

                                                                                  $2,690,485          $2,684,858
                                                                                  ==========          ==========


                                            VALHI, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                                       December 31,         March 31,
                                                                                    2004               2005
                                                                                  (Restated)        (Restated)
                                                                                                   (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $   14,412          $   13,701
   Accounts payable                                                                  109,158              95,896
   Accrued liabilities                                                               131,119             140,040
   Payable to affiliates                                                              11,607              12,800
   Income taxes                                                                       21,196              20,785
   Deferred income taxes                                                              24,170              26,330
                                                                                   ---------          ----------

       Total current liabilities                                                     311,662             309,552
                                                                                   ---------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    769,525             743,252
   Accrued pension costs                                                              77,360              72,690
   Accrued OPEB costs                                                                 34,988              34,045
   Accrued environmental costs                                                        55,450              52,968
   Deferred income taxes                                                             386,054             393,845
   Other                                                                              41,061              39,459
                                                                                   ---------          ----------

       Total noncurrent liabilities                                                1,364,438           1,336,259
                                                                                   ---------          ----------

 Minority interest                                                                   139,710             151,633
                                                                                   ---------          ----------

 Stockholders' equity:
   Common stock                                                                        1,242               1,242
   Additional paid-in capital                                                        110,978             111,530
   Retained earnings                                                                 812,484             824,850
   Accumulated other comprehensive income:
     Marketable securities                                                             5,449               5,281
     Currency translation                                                             36,380              36,369
     Pension liabilities                                                             (53,916)            (53,916)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                   ---------          ----------

       Total stockholders' equity                                                    874,675             887,414
                                                                                   ---------          ----------

                                                                                  $2,690,485          $2,684,858
                                                                                  ==========          ==========




Commitments and contingencies (Notes 11 and 13)

                                            VALHI, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                     Three months ended March 31, 2004 and 2005

                                        (In thousands, except per share data)

                                                     (Unaudited)




                                                                                      2004              2005


 Revenues and other income:
   Net sales                                                                      $307,677          $341,247
   Other, net                                                                        9,701            26,637
                                                                                  --------          --------

                                                                                   317,378           367,884
                                                                                  --------          --------
 Costs and expenses:
   Cost of sales                                                                   243,686           251,982
   Selling, general and administrative                                              52,717            54,431
   Interest                                                                         15,605            17,879
                                                                                  --------          --------

                                                                                   312,008           324,292
                                                                                  --------          --------

                                                                                     5,370            43,592
 Equity in earnings of:
   Titanium Metals Corporation ("TIMET")                                               686            16,801
   Other                                                                               136               112
                                                                                  --------          --------

     Income before income taxes                                                      6,192            60,505

 Provision for income taxes                                                         3,431             29,946

 Minority interest in after-tax earnings                                             1,793             5,497
                                                                                  --------          --------

     Income from continuing operations                                                 968            25,062

 Discontinued operations                                                                 5              (272)
                                                                                  --------          --------

     Net income                                                                   $    973          $ 24,790
                                                                                  ========          ========
 Basic and diluted earnings per share:
   Income from continuing operations                                              $    .01          $    .21
   Discontinued operations                                                            -                 -
                                                                                  --------          --------

     Net income                                                                   $    .01          $    .21
                                                                                  ========          ========

 Cash dividends per share                                                         $    .06          $    .10
                                                                                  ========          ========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                                                 120,190           120,223
   Dilutive impact of outstanding stock options                                        299               349
                                                                                  --------          --------

   Diluted earnings per share                                                      120,489           120,572
                                                                                  ========          ========



                                     VALHI, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              Three months ended March 31, 2004 and 2005

                                            (In thousands)

                                                              (Unaudited)




                                                                                      2004              2005
                                                                                    (Restated)        (Restated)

 Net income                                                                              $ 973           $24,790
                                                                                        ------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                      1,268              (168)

   Currency translation adjustment                                                      (1,961)              (11)

   Pension liabilities adjustment                                                          309              -
                                                                                        ------           -------

     Total other comprehensive income (loss), net                                         (384)             (179)
                                                                                        ------           -------

       Comprehensive income                                                              $ 589           $24,611
                                                                                        ======           =======




                                               VALHI, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Three months ended March 31, 2004 and 2005

                                                   (In thousands)

                                                     (Unaudited)


                                                                                             2004           2005

                                                                                        (Restated)         (Restated)
 Cash flows from operating activities:
   Net income                                                                                 $  973        $ 24,790
   Depreciation and amortization                                                              19,606          19,024
   Goodwill impairment                                                                             -             864
   Securities transactions, net                                                                   25         (14,607)
   Noncash:
     Interest expense                                                                            654             821
     Defined benefit pension expense                                                           1,048          (1,956)
     Other postretirement benefit expense                                                     (1,146)           (965)
   Deferred income taxes:
     Continuing operations                                                                       537          20,872
     Discontinued operations                                                                       4            (334)
   Minority interest:
     Continuing operations                                                                     1,793           5,497
     Discontinued operations                                                                       2            (205)
   Other, net                                                                                  1,139              46
   Equity in:
     TIMET                                                                                      (686)        (16,801)
     Other                                                                                      (136)           (112)
   Net distributions from (contributions to):
     Manufacturing joint venture                                                               1,800            (850)
     Other                                                                                        52             109
   Change in assets and liabilities:
     Accounts and other receivables                                                          (34,703)        (44,760)
     Inventories                                                                              35,276         (14,278)
     Accounts payable and accrued liabilities                                                (43,283)         12,779
     Accounts with affiliates                                                                 (1,379)            190
     Income taxes                                                                             22,339           7,513
     Other, net                                                                                1,801          (8,144)
                                                                                           ---------       ---------

         Net cash provided (used) by operating activities                                      5,716         (10,507)
                                                                                           ---------       ---------

 Cash flows from investing activities:
   Capital expenditures                                                                       (6,358)        (12,155)
   Purchases of:
     TIMET common stock                                                                         -            (11,450)
     Kronos common stock                                                                     (11,833)              -
     Marketable securities                                                                         -         (12,645)
   Proceeds from disposal of:
     Business unit                                                                                 -          18,094
     Kronos common stock                                                                           -          19,047
     Marketable securities                                                                         -           2,911
   Loans to affiliate:
     Loans                                                                                         -         (11,000)
     Collections                                                                                   -          10,068
   Cash of disposed business unit                                                                  -          (4,006)
   Change in restricted cash equivalents, net                                                  1,687           2,659
   Other, net                                                                                     21            (108)
                                                                                           ---------       ---------

         Net cash provided (used) by investing activities                                    (16,483)          1,415
                                                                                           ---------       ---------


                                      VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                Three months ended March 31, 2004 and 2005

                                              (In thousands)

                                               (Unaudited)



                                                                                      2004              2005
                                                                                   (Restated)        (Restated)

 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $135,220          $   -
     Principal payments                                                                (79,607)              (82)
     Deferred financing costs paid                                                         (35)              (28)
   Loans from affiliate:
     Loans                                                                              11,348                 -
     Repayments                                                                        (18,680)                -
   Valhi dividends paid                                                                 (7,451)          (12,424)
   Distributions to minority interest                                                     (772)           (1,477)
   Issuance of NL common stock                                                           7,664             2,413
   Issuance of Valhi common stock and other, net                                            34               742
                                                                                      --------         ---------

       Net cash provided (used) by financing activities                                 47,721           (10,856)
                                                                                      --------         ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                        36,954           (19,948)
   Currency translation                                                                 (1,265)             (280)
 Cash and equivalents at beginning of period                                           103,394           267,829
                                                                                      --------         ---------

 Cash and equivalents at end of period                                                $139,083          $247,601
                                                                                      ========         =========

 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                               $  7,493          $  6,224
   Income taxes, net                                                                   (16,414)            6,117

   Noncash investing activity - note receivable
    received upon disposal of business unit                                           $   -             $  4,179
                                                                                      --------         ---------



                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended March 31, 2005

                                 (In thousands)

                                   (Unaudited)


                                       Additional                  Accumulated other comprehensive income               Total
                                 Common  paid-in       Retained    Marketable   Currency      Pension   Treasury    stockholders'
                                 stock   capital       earnings    securities  translation  liabilities   stock        equity
                                 -----   -------       --------    ----------  -----------  -----------   -----     -------------
                                        (Restated)    (Restated)   (Restated)  (Restated)    (Restated)              (Restated)


Balance at December 31, 2004:
  Originally reported            $1,242   $85,213      $864,821      $88,367     $45,561    $(57,779)   $(37,942)   $  989,483
  Adjustments:
    Effect of TIMET's change
     in accounting                    -         -         7,092            -           -           -           -         7,092
    Prior period adjustments        -      25,765       (59,429)     (82,918)     (9,181)      3,863        -         (121,900)
                                 ------   -------      --------     --------   ---------    --------     -------      --------

    Balance, as restated          1,242   110,978       812,484        5,449      36,380     (53,916)    (37,942)      874,675

Net income (restated)                 -         -        24,790            -           -        -              -        24,790

Dividends                             -         -       (12,424)           -           -        -              -       (12,424)

Other comprehensive income
 (loss), net (restated)            -         -             -            (168)        (11)          -        -             (179)



Other, net                         -          552          -            -           -           -           -              552
                                 ------   -------      --------     --------   ---------    --------     -------      --------

Balance at March 31, 2005
 (restated)
                                 $1,242   $111,530      $824,850       $5,281     $36,369    $(53,916)   $(37,942)     $887,414
                                 ======   ========      ========       ======     =======    ========    ========      ========




                                  VALHI, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     (Unaudited)

Note 1 -       Organization and basis of presentation:


         Restatements.


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


     On December 21, 2005, the Company and its audit committee concluded that the Company would file this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to restate the Company's consolidated balance sheet as of December 31, 2004 and March 31, 2005, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended March 31, 2004 and 2005.

     As previously disclosed, in January 1997 the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River have remained outstanding since June 30, 1997 through March 31, 2005.

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

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Company re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Company has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Company's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Company has retroactively restated its consolidated balance sheet at March 31, 2005, as contained in this Quarterly Report, to reflect this correction. The effect of this correction on the Company's March 31, 2005 consolidated balance sheet is to (i) increase the carrying value of the Company's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Valhi's previously-reported consolidated balance sheet at December 31, 2004, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

     As previously disclosed, prior to December 2003 Kronos Worldwide, Inc. was a wholly-owned subsidiary of NL Industries, Inc., a majority-owned subsidiary of the Company. In December 2003, NL completed the distribution of approximately 48.8% of Kronos' common stock on a pro-rata basis to its shareholders, including Valhi, and during 2004 NL paid each of its four $.20 per share regular quarterly dividends in the form of shares of Kronos common stock. In its previously-issued consolidated financial statements, the Company accounted for its pro-rata share of any current income tax resulting from the distribution of shares of Kronos common stock to NL's stockholders as a direct charge to equity. In addition, the Company has never recognized deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares. The Company has now concluded, among other things, that (i) a portion of the current income taxes resulting from the distribution of shares of Kronos common stock to NL's shareholders should be included in the Company's provision for income taxes included in the determination of net income and (ii) the Company should have commenced to recognize deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares starting in December 2003, concurrent with NL's December 2003 distribution of 48.8% of Kronos' common stock (the first time in which the Company owned shares of Kronos directly), including recognition of such deferred income taxes with respect to the excess of the GAAP book basis of its investment in Kronos over the income tax basis of such shares that existed as of the date of such December 2003 distribution.

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $2.6 million ($.02 per diluted share, net of minority interest) in the first quarter of 2004 and by $5.0 million ($5.2 million, or $.04 per diluted share, net of minority interest) in the first quarter of 2005;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $371,000 in the first quarter of 2004 and by $84,000 in the first quarter of 2005;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $553,000 in the first quarter of 2005; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $121.9 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items:

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

     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004 and March 31, 2005, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for the interim periods ended March 31, 2004 and 2005, in each case as reported before the effect of the restatements discussed above, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of the restatements discussed above as well as certain other immaterial items and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of the restatements. The previously reported amounts shown in the table below (which are before the effect of the restatements discussed above) are as reported in the Original Form 10-Q and include the impact of the restatement discussed above related to TIMET's change in accounting for its inventories.


                                              Valhi, Inc. and Subsidiaries
                                        Selected Consolidated Balance Sheet Data
                                                   December 31, 2004
                                                     (In thousands)
                                                      (Unaudited)

                                                                                  December 31, 2004
                                                                --------------------------------------------------
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Selected balance sheet items:

 Noncurrent marketable securities                                  $  176,770            $ 80,000        $  256,770
                                                                  ===========           =========        ==========
 Total other noncurrent assets                                   $  1,158,553            $ 80,000        $1,238,553
                                                                  ===========           =========        ==========

 Current receivable from affiliates                                  $  5,484                $ 47          $  5,531
                                                                  ===========           =========        ==========

 Total current assets                                               $ 799,090                $ 47         $ 799,137
                                                                  ===========           =========        ==========

 Noncurrent deferred income tax liabilities                        $  165,577           $ 220,477        $  386,054
                                                                  ===========           =========        ==========

 Total noncurrent liabilities                                     $ 1,143,961           $ 220,477        $1,364,438
                                                                  ===========           =========        ==========

 Minority interest                                                  $ 158,240           $ (18,530)         $139,710
                                                                  ===========           =========        ==========

 Stockholders' equity:
   Common stock                                                     $   1,242           $    -            $   1,242
   Additional paid-in capital                                          85,213              25,765           110,978
   Retained earnings                                                  871,913             (59,429)          812,484
   Accumulated other comprehensive
     income (loss)
     Marketable securities                                             88,367             (82,918)            5,449
     Currency translation                                              45,561              (9,181)           36,380
     Pension liabilities                                              (57,779)              3,863           (53,916)
   Treasury stock                                                     (37,942)               -              (37,942)
                                                                  -----------         -----------        ----------

   Total stockholders' equity                                       $ 996,575         $  (121,900)        $ 874,675
                                                                  ===========           =========        ==========



                                              Valhi, Inc. and Subsidiaries
                                        Selected Consolidated Balance Sheet Data
                                                     March 31, 2005
                                                     (In thousands)
                                                      (Unaudited)

                                                                                   March 31, 2005

                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Selected balance sheet items:

 Noncurrent marketable securities                                  $  181,982            $ 80,000        $  261,982
                                                                  ===========           =========        ==========

 Total other noncurrent assets                                   $  1,191,259            $ 80,000        $1,271,259
                                                                  ===========           =========        ==========

 Current receivable from affiliates                                  $  6,143                $ 47          $  6,190
                                                                  ===========           =========        ==========

 Total current assets                                               $ 798,655                $ 47         $ 798,702
                                                                  ===========           =========        ==========

 Noncurrent deferred income tax liabilities                        $  169,142           $ 224,703        $  393,845
                                                                  ===========           =========        ==========

 Total noncurrent liabilities                                     $ 1,111,556           $ 224,703        $1,336,259
                                                                  ===========           =========        ==========

 Minority interest                                                  $ 169,788           $ (18,155)         $151,633
                                                                  ===========           =========        ==========

 Stockholders' equity:
   Common stock                                                     $   1,242           $    -            $   1,242
   Additional paid-in capital                                          85,212              26,318           111,530
   Retained earnings                                                  889,517             (64,667)          824,850
   Accumulated other comprehensive
     income (loss)
     Marketable securities                                             88,199             (82,918)            5,281
     Currency translation                                              45,466              (9,097)           36,369
     Pension liabilities                                              (57,779)              3,863           (53,916)
   Treasury stock                                                     (37,942)               -              (37,942)
                                                                  -----------         -----------         ---------

   Total stockholders' equity                                     $ 1,013,915         $  (126,501)        $ 887,414
                                                                  ===========           =========        ==========




                                                    Valhi, Inc. and Subsidiaries
                                            Selected Consolidated Income Statement Data
                                                           (In thousands)
                                                            (Unaudited)
                                                      Three months ended                            Three months ended
                                                      March 31, 2004                                 March 31, 2005

                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                      --------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                   $  6,192       $   -         $ 6,192         $  60,505    $    -         $  60,505

Provision for income taxes                         778         2,653         3,431            24,973       4,973          29,946

Minority interest in after tax earnings          1,813           (20)        1,793             5,232         265           5,497
                                              --------      --------     ---------          --------      --------      --------

    Income (loss) from
     continuing operations                       3,601        (2,633)          968            30,300         (5,238)      25,062

Discontinued operations                              5          -                5              (272)        -             (272)
                                              --------      --------     ---------          --------      --------      --------

    Net income (loss)                        $   3,606     $  (2,633)         $973         $  30,028      $  (5,238)    $ 24,790
                                             =========     =========     =========         =========      =========     ========

Earnings per share:
    Basic net income per share              $     .03      $    (.02)    $     .01         $     .25      $    (.04)    $    .21
                                            =========      =========     =========         =========      =========     ========


    Diluted net income per share            $     .03      $    (.02)    $     .01         $     .25      $    (.04)    $    .21
                                            =========      =========     =========         =========      =========     ========

Weighted average shares used:
    Basic                                     120,190                      120,190           120,223                     120,223
    Diluted                                   120,489                      120,489           120,572                     120,572



                                              Valhi, Inc. and Subsidiaries
                              Selected Consolidated Statement of Comprehensive Income Data
                                                     (In thousands)
                                                      (Unaudited)

                                                                        Three months ended March 31, 2004
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income                                                        $  3,606            $ (2,633)           $  973
                                                                     ========           =========          ========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                   1,268               -                 1,268
     Pension liabilities adjustment                                       309               -                   309
     Currency translation adjustment                                   (2,332)                371            (1,961)
                                                                     --------           ---------          --------

       Total other comprehensive income                                  (755)                371              (384)
                                                                     --------           ---------          --------

     Comprehensive income                                            $  2,851            $ (2,262)           $  589
                                                                     ========           =========          ========



                                                                           Three months March 31, 2005
                                                                 Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                                $  30,028           $  (5,238)        $  24,790
                                                                    =========           =========         =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                    (168)               -                 (168)
     Currency translation adjustment                                      (95)                 84               (11)
                                                                    ---------           ---------          --------

       Total other comprehensive income                                  (263)                 84              (179)
                                                                    ---------           ---------          --------

     Comprehensive income                                           $  29,765            $ (5,154)        $  24,611
                                                                    =========           =========         =========




                                             Valhi, Inc. and Subsidiaries
                             Selected Consolidated Statement of Stockholders' Equity Data
                                                    (In thousands)
                                                      (Unaudited)

                                                                            Total stockholders equity -
                                                                       Three months ended March 31, 2005

                                                                Previously
                                                                 reported          Adjustments         As restated

Balance at December 31, 2004                                        $ 996,575          $(121,900)         $ 874,675

Net income                                                             30,028             (5,238)            24,790
Other comprehensive income, net                                          (263)                84               (179)
Income tax on distribution                                               (553)               553                  -
Other, net                                                            (11,872)              -               (11,872)
                                                                   ----------        -----------          ---------

Balance at March 31, 2005                                          $1,013,915        $  (126,501)         $ 887,414
                                                                    =========         ==========          =========



                                             Valhi, Inc. and Subsidiaries
                                  Selected Consolidated Statement of Cash Flow Data
                                                    (In thousands)
                                                     (Unaudited)

                                                                       Three months ended March 31, 2004
                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from  operating activities:

   Net income                                                        $  3,606         $   (2,633)            $  973
                                                                    =========         ==========          =========


   Deferred income taxes from continuing operations                   $(1,518)          $  2,055           $    537
                                                                    =========         ==========          =========

   Minority interest from continuing
    operations                                                         $1,813             $  (20)           $ 1,793
                                                                    =========         ==========          =========

   Accounts with affiliates                                         $  (1,977)          $    598          $  (1,379)
                                                                    =========         ==========          =========

   Total cash flow from operating
    activities                                                       $  5,719          $     -             $  5,719
                                                                    =========         ==========          =========



                                                                       Three months ended March 31, 2005
                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from  operating activities:

   Net income (loss)                                                $  30,028         $   (5,238)         $  24,790
                                                                    =========         ==========          =========

   Deferred income taxes from continuing operations                 $  16,563         $    4,309          $  20,872
                                                                    =========         ==========          =========

   Minority interest from continuing
    operations                                                         $5,232             $  265            $ 5,497
                                                                    =========         ==========          =========

   Accounts with affiliates                                           $  (474)           $   664             $  190
                                                                    =========         ==========          =========

   Total cash flow from operating
    activities                                                     $  (10,507)         $     -           $  (10,507)
                                                                    =========         ==========          =========




Organization and basis of presentation.


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


                                                                                            Three months
                                                                                          ended March 31,
                                                                                    2004                 2005
                                                                                        (In millions, except
                                                                                         Per share amounts)

                                                                                 (Restated)           (Restated)
Net income as reported                                                            $1.0               $24.8

Adjustments, net of applicable income
 tax effects and minority interest:
  Stock-based employee compensation expense
                                                                                    .6                  .1
   determined under APBO No. 25
  Stock-based employee compensation expense                                        (.2)                (.1)
                                                                                  ----               -----
   determined under SFAS No. 123

Pro forma net income                                                              $1.4               $24.8
                                                                                  ====               =====

Basic and diluted net income per share:
  As reported                                                                     $.01               $ .21
  Pro forma                                                                        .01                 .21




Note 2 -       Business segment information:

                                                        % owned by Valhi at
  Business segment                Entity                   March 31, 2005

  Chemicals             Kronos Worldwide, Inc.                      93%
  Component products    CompX International Inc.                    68%
  Waste management      Waste Control Specialists LLC              100%
  Titanium metals       TIMET                                       43%

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

                                                                                         Three months ended
                                                                                               March 31,
                                                                                        2004            2005
                                                                                            (In millions)

 Net sales:
   Chemicals                                                                           $263.3          $291.9
   Component products                                                                    43.6            46.8
   Waste management                                                                        .8             2.5

     Total net sales                                                                   $307.7          $341.2

 Operating income:
   Chemicals                                                                           $ 22.2          $ 43.6
   Component products                                                                     2.5             4.1
   Waste management                                                                      (3.2)           (2.8)

     Total operating income                                                              21.5            44.9

 General corporate items:
   Interest and dividend income                                                           8.5            10.2
   Securities transaction gains, net                                                      -              14.6
   General expenses, net                                                                 (9.0)           (8.2)
 Interest expense                                                                       (15.6)          (17.9)
                                                                                          5.4            43.6
 Equity in:
   TIMET                                                                                   .7            16.8
   Other                                                                                   .1              .1

     Income before income taxes                                                        $  6.2          $ 60.5


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


     In March 2005, NL paid its $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders, including Valhi, in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. Of the $3.9 million tax liability recognized by NL with respect to the Kronos shares distributed, $664,000 relates to the Kronos shares distributed to NL shareholders other than Valhi and $3.3 million relates to the Kronos shares distributed to Valhi. The taxable gain with respect to the shares of Kronos distributed to Valhi (approximately 221,000 shares) is deferred at the Valhi level since Valhi and NL are members of the same consolidated tax group for U.S. federal income tax purposes, and such tax liability is not recognized in the Company's consolidated financial statements. In accordance with GAAP, the $664,000 income tax related to the Kronos shares distributed to NL shareholders other than Valhi has been recognized as a component of the Company's provision for income taxes in the first quarter of 2005. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows.



Note 3 -       Marketable securities:


                                                                              December 31,         March 31,
                                                                                  2004                2005
                                                                                       (In thousands)


                                                                                (Restated)          (Restated)
 Current assets - available for sale:
   Restricted debt securities                                                     $  9,446            $  9,916
   Other debt securities                                                              -                  2,957
                                                                                  --------            --------

                                                                                  $  9,446            $ 12,873
                                                                                 =========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $250,000            $250,000
   Restricted debt securities                                                        6,725               5,181
   Other debt securities and common stocks                                              45               6,801
                                                                                  --------            --------

                                                                                  $256,770            $261,982
                                                                                 =========            ========





     The carrying value of the Company's investment in The Amalgamated Sugar Company LLC at December 31, 2004, as presented herein, has been restated. See
Note 1 for a discussion of this restatement and a description of the LLC interest.


Note 4 - Accounts and other receivables:

                                                                              December 31,          March 31,
                                                                                  2004                 2005
                                                                                       (In thousands)

 Accounts receivable                                                              $219,764            $242,058
 Notes receivable                                                                    1,993               2,071
 Allowance for doubtful accounts                                                    (3,826)             (3,016)
                                                                                  --------            --------

                                                                                  $217,931            $241,113
                                                                                  ========            ========

Note 5 -       Inventories:

                                                                              December 31,          March 31,
                                                                                   2004                2005
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 45,961            $ 43,596
   Component products                                                                8,193               4,774
                                                                                  --------            --------
                                                                                    54,154              48,370
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        16,612              17,256
   Component products                                                               10,827               9,776
                                                                                  --------            --------
                                                                                    27,439              27,032
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       131,161             138,943
   Component products                                                                9,696               6,215
                                                                                  --------            --------
                                                                                   140,857             145,158
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     40,964              40,438
                                                                                  --------            --------

                                                                                  $263,414            $260,998
                                                                                  ========            ========

Note 6 -       Accrued liabilities:

                                                                              December 31,          March 31,
                                                                                  2004                 2005
                                                                                       (In thousands)

 Current:
   Employee benefits                                                               $ 53,295            $ 47,568
   Environmental costs                                                               21,316              22,761
   Deferred income                                                                    5,276               3,751
   Interest                                                                             243              11,142
   Other                                                                             50,989              54,818
                                                                                   --------            --------

                                                                                   $131,119            $140,040
                                                                                   ========            ========

 Noncurrent:
   Insurance claims and expenses                                                   $ 22,718            $ 23,838
   Employee benefits                                                                  5,380               5,093
   Deferred income                                                                    1,427               1,329
   Asset retirement obligations                                                       1,357               1,373
   Other                                                                             10,179               7,826
                                                                                   --------            --------

                                                                                   $ 41,061            $ 39,459
                                                                                   ========            ========


Note 7 - Other assets:

                                                                                December 31,          March 31,
                                                                                    2004                2005
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $ 55,425            $ 83,384
     Preferred stock                                                                    183                 183
                                                                                     55,608              83,567
                                                                                   --------            --------

   TiO2 manufacturing joint venture                                                 120,251             121,101
   Other                                                                             13,867              13,870
                                                                                   --------            --------

                                                                                   $189,726            $218,538
                                                                                   ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                     $ 80,000            $ 80,000
     Interest                                                                        38,294              39,592
   Other                                                                              3,151               7,419
                                                                                   --------            --------
                                                                                    121,445             127,011

   Less current portion                                                               1,993               2,071
                                                                                   --------            --------

   Noncurrent portion                                                              $119,452            $124,940
                                                                                   ========            ========

 Other noncurrent assets:
   IBNR receivables                                                                $ 11,646            $ 12,617
   Deferred financing costs                                                          10,933               9,742
   Waste disposal site operating permits                                              9,269               9,801
   Refundable insurance deposit                                                       2,483               2,483
   Restricted cash equivalents                                                          494                 442
   Other                                                                             17,501              19,518
                                                                                   --------            --------

                                                                                   $ 52,326            $ 54,603
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


     See Note 1 for a discussion of the Company's loan to Snake River, and various other relationships between the Company and Snake River.


Note 8 - Other income:

                                                                                        Three months ended
                                                                                              March 31,
                                                                                      2004              2005
                                                                                          (In thousands)

 Securities earnings:
   Dividends and interest                                                               $8,461           $10,175
   Securities transactions, net                                                            (25)           14,607
                                                                                      --------          --------

                                                                                         8,436            24,782

 Currency transactions, net                                                                398               874
 Other, net                                                                                867               981
                                                                                      --------          --------

                                                                                        $9,701           $26,637
                                                                                      ========          ========

     Securities transaction gains in 2005 relate primarily to NL's sale of approximately 467,000 shares of Kronos common stock in market transactions for aggregate proceeds of $19 million.

Note 9 - Long-term debt:

                                                                              December 31,          March 31,
                                                                                  2004                 2005
                                                                                       (In thousands)


 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------


 Subsidiaries:
   Kronos International Senior Secured Notes                                        519,225             493,015
   Kronos European bank credit facility                                              13,622              12,946
   Other                                                                              1,090                 992
                                                                                   --------            --------

                                                                                    533,937             506,953
                                                                                   --------            --------

                                                                                    783,937             756,953

 Less current maturities                                                             14,412              13,701
                                                                                   --------            --------

                                                                                   $769,525            $743,252
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


Note 10 - Accounts with affiliates:


                                                                              December 31,          March 31,
                                                                                   2004                2005
                                                                                       (In thousands)

                                                                               (Restated)          (Restated)
 Current receivables from affiliates:
   Contran:
     Demand loan                                                                    $ 4,929             $ 5,861
     Income taxes                                                                       578                 326
   TIMET                                                                                 24                   -
   Other                                                                               -                      3
                                                                                    -------             -------

                                                                                    $ 5,531             $ 6,190
                                                                                    =======             =======

 Noncurrent receivable from affiliate -
  loan to Contran family trust                                                      $10,000             $10,000
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 8,844             $ 9,638
   Contran - trade items                                                              2,753               3,049
   Other, net                                                                            10                 113
                                                                                    -------             -------

                                                                                    $11,607             $12,800
                                                                                    =======             =======



Note 11 - Provision for income taxes:


                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2004              2005
                                                                                   (Restated)        (Restated)
                                                                                          (In millions)

 Expected tax expense                                                               $ 2.2             $21.2
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                   2.5               4.8
 Non-U.S. tax rates                                                                    .1               -
 Income tax on distribution of shares of
  Kronos common stock                                                                .6                .7
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                            -                 1.6
 Change in deferred income tax valuation allowance                                   (3.0)              -
 U.S. state income taxes, net                                                         -                  .3
 Nondeductible expenses                                                               1.0               1.2
 Other, net                                                                             -               .1
                                                                                    ------            -----

                                                                                    $  3.4            $29.9
                                                                                    ======            =====

 Comprehensive provision for income taxes (benefit)
  allocated to:
   Income from continuing operations                                                $  3.4            $29.9
   Discontinued operations                                                            -                 (.4)
   Additional paid-in capital                                                          .6                .7
   Other comprehensive income:
     Marketable securities                                                             .1                .9
     Currency translation                                                             (.5)              (.2)
     Pension liabilities                                                               .1               -
                                                                                    ------            -----

                                                                                    $ 3.7             $30.9
                                                                                    ======            =====



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


Note 12 - Minority interest:


                                                                              December 31,          March 31,
                                                                                  2004                 2005
                                                                               (Restated)          (Restated)
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,662              $ 57,424
   Kronos Worldwide                                                             29,569                35,304
   CompX International                                                          49,153                49,549
   Subsidiary of NL                                                              9,250                 9,280
   Subsidiary of Kronos                                                             76                    76
                                                                              --------              --------

                                                                              $139,710              $151,633
                                                                              ========              ========


                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2004              2005
                                                                                   (Restated)        (Restated)
                                                                                          (In thousands)

 Minority interest in income -
  continuing operations:
   NL Industries                                                                    $  616            $3,228
   Kronos Worldwide                                                                    681             1,534
   CompX International                                                                 488               701
   Subsidiary of NL                                                                    -                  30
   Subsidiary of Kronos                                                                  8                 4
                                                                                   -------            ------

                                                                                    $1,793            $5,497
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
                                                                                                   -------

                                                                                                   $75,729
                                                                                                   =======


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

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2004                 2005
                                                                                       (In thousands)

 Service cost                                                                    $ 1,669              $ 1,987
 Interest cost                                                                     5,497                5,803
 Expected return on plan assets                                                   (5,266)              (5,744)
 Amortization of prior service cost                                                  141                  154
 Amortization of net transition obligations                                          143                  140
 Recognized actuarial losses                                                       1,078                1,150
                                                                                 -------             --------

                                                                                 $ 3,262              $ 3,490
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

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  2004                2005
                                                                                       (In thousands)

 Service cost                                                                      $  57              $    55
 Interest cost                                                                       660                  483
 Amortization of prior service credit                                               (255)                (232)
 Recognized actuarial losses (gains)                                                  45                 (142)
                                                                                  ------              -------

                                                                                   $ 507              $   164
                                                                                  ======              =======

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


-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

General


     The Company reported income from continuing operations of $25.1 million, or $.21 per diluted share, in the first quarter of 2005 compared to income of $1.0 million, or $.01 per diluted share, in the first quarter of 2004.

     The increase in the Company's diluted earnings per share from the first quarter of 2004 compared to the first quarter of 2005 is due primarily to the net effects of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) certain securities transaction gains, (iv) certain income tax benefits recognized by TIMET and (v) current and deferred provisions for income taxes related to the Company's investment in Kronos. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of certain significant income tax benefits recognized primarily in the second quarter of 2004.


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

                                                                               Three months ended
                                                                                     March 31,               %
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

     In billing currencies                                                                                    +8%

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

Component products

                                                                               Three months ended
                                                                                     March 31,               %
                                                                              2004            2005        Change
                                                                                 (In millions)

 Net sales                                                                   $43.6           $46.8            +7%
 Operating income                                                              2.5             4.1           +64%

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


 Waste management

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                          2004            2005
                                                                                              (In millions)

 Net sales                                                                                $  .8          $ 2.5
 Operating loss                                                                            (3.2)          (2.8)

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

Equity in earnings of TIMET

                                                                                         Three months ended
                                                                                               March 31,
                                                                                       2004            2005
                                                                                           (In millions)

 TIMET historical:
   Net sales                                                                           $120.5         $155.2
                                                                                       ======         ======

   Operating income                                                                    $  3.3         $ 19.4
   Other general corporate, net                                                            .7             .7
   Interest expense                                                                      (4.3)           (.7)
                                                                                       ------         ------

                                                                                          (.3)          19.4

   Income tax benefit(expense)                                                            (.5)          22.9
   Minority interest                                                                      (.4)           (.9)
   Dividends on preferred stock                                                           -             (3.3)
                                                                                       ------         ------

     Net income (loss)                                                                 $ (1.2)        $ 38.1
                                                                                       ======         ======

 Equity in earnings of TIMET                                                           $   .7         $ 16.8
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

     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos beginning in December 2003 following NL's pro-data distribution of shares of Kronos common stock to NL's shareholders, including Valhi. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $1.9 million in the first quarter of 2004 and $4.1 million in the first quarter of 2005. In addition, the Company's provision for income taxes in the first quarter of 2004 and the first quarter of 2005 includes an aggregate $598,000 and $664,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to NL's shareholders other than Valhi.


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


     Cash flows from operating activities decreased from a generation of cash of $5.7 million in the first quarter of 2004 to a use of cash of $10.5 million in the first quarter of 2005. This $16.2 million net decrease is due primarily to the net effects of (i) higher net income of $23.8 million, (ii) higher net securities transaction gains of $14.6 million, (iii) a higher provision for deferred income taxes of $20.0 million, (iv) higher minority interest of $3.5 million, (v) higher equity in earnings of TIMET of $16.1 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $2.7 million,
(vii) higher net cash paid for income taxes of $22.5 million, due in large part to a $20.1 million tax refund received by Kronos in 2004.


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


                                                                                          Three months ended
                                                                                             March 31,
                                                                                         2004            2005
                                                                                            (In millions)

Cash provided (used) by operating activities:
  Kronos                                                                               $ 19.1          $ (5.0)
  CompX                                                                                   3.4             1.9
  Waste Control Specialists                                                              (2.2)           (2.5)
  NL Parent                                                                                .6            (4.5)
  Tremont                                                                                 (.4)            (.7)
  Valhi Parent                                                                            9.7            13.4
  Other                                                                                   (.1)            -
  Eliminations                                                                          (24.4)          (13.1)
                                                                                       ------          ------

                                                                                       $  5.7          $(10.5)
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

     In May 2005, TIMET announced it plans to expand its existing titanium sponge facility in Nevada. This expansion, which TIMET currently expects to complete by the first quarter of 2007 and cost on aggregate of $38 million, will provide the capacity to produce an additional 4,000 metric tons of sponge annually, an increase of approximately 42% over the current sponge production capacity levels at its Nevada facility. Including an estimated $25 million related to this sponge expansion, TIMET current expects its aggregate capital expenditures during 2005 will be approximately $68 million.


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


ITEM 4.  CONTROLS AND PROCEDURES


     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004 and March 31, 2005, and for the interim periods ended March 31, 2004 and 2005.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and March 31, 2005.

     Management's Consideration of the Restatement.In coming to the conclusion that the Company's disclosure controls and procedures were not effective as of March 31, 2005, management also considered the restatement discussed in Note 1 to the Consolidated Financial Statements related to the Company's accounting for its investment in The Amalgamated Sugar Company LLC and the guidance contained in the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraphs 36 and 37 of Accounting Principles Board Opinion ("APBO") No. 20 and paragraph 29 of APBO No. 28. The Company also considered, by analogy, the guidance contained in the SEC's SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality. Because (i) the restatement adjustments did not have a material impact to the financial statements of prior interim or annual periods presented, taken as a whole, (ii) the impact of the restatement adjustments did not have a material impact on the Company's consolidated stockholders' equity as of any prior interim or annual period presented and
(iii) the Company decided to restate its previously-issued consolidated financial statements in part because the impact of the adjustment which the Company concluded should have been reported as part of 1997's net income, if recorded in net income in the period in which the adjustment became known, would have been material to such interim period's reported net income, management of the Company concluded that this control deficiency, individually or in the aggregate when considered with other control deficiencies, does not constitute a material weakness in internal control over financial reporting.

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

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as the income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.

     Remediation.In order to remediate this material weakness, the Company intends to increase its financial reporting staff, with particular emphasis on obtaining additional personnel with a background in the financial reporting requirements for the determination of the provision for income taxes in accordance with SFAS No. 109 and related GAAP. Such additional staff could be employees of the Company and/or independent contractors hired by the Company with qualifications in the required area. As of December 23, 2005, two such persons have been hired. Management believes that the addition of such staff will help ensure that GAAP has been appropriately applied with respect to the calculation and classification within the consolidated financial statements of income tax provisions and related current and deferred income tax accounts.

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



                                              VALHI, INC.
                                           (Registrant)



Date   December 23, 2005           By /s/ Bobby D. O'Brien
                                      ----------------------------------
                                      Bobby D. O'Brien
                                      Vice President and Chief Financial
                                       Officer
                                      (Principal Financial Officer)



Date   December 23, 2005           By /s/ Gregory M. Swalwell
                                      ----------------------------------
                                      Gregory M. Swalwell
                                      Vice President and Controller
                                      (Principal Accounting Officer)