Form 10-Q/A
period 2005-06-30
VALHI INC /DE/
filed 2005-12-23
CIK 59255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended   June  30, 2005           Commission file number 1-5467
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

The Registrant hereby files this Report on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission ("SEC") on August 5, 2005 ("Original Form 10-Q"). As discussed in Note 1 to the Consolidated Financial Statements, on December 22, 2005, the Registrant and its audit committee concluded that the Registrant would file this Form 10-Q/A to restate the Registrant's consolidated balance sheet as of December 31, 2004 and June 30, 2005, and the Registrant's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended June 30, 2004 and 2005, in each case as contained in the Original Form 10-Q.

As previously disclosed, in January 1997 the Registrant transferred control of the refined sugar operations previously conducted by the Registrant's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to the Registrant aggregating $250 million. Such loans from Snake River are collateralized by the Registrant's interest in the LLC. Snake River's sources of funds for its loans to the Registrant, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by the Registrant, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of the Registrant's loans to Snake River have remained outstanding since June 30, 1997 through June 30, 2005.

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

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Registrant re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Registrant has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Registrant's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Registrant has retroactively restated its consolidated financial statements to reflect this correction. The effect of this correction on the Registrant's June 30, 2005 consolidated balance sheet, as contained herein, as compared to such consolidated balance sheet contained in the Original Form 10-Q, is to (i) increase the carrying value of the Registrant's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Registrant's previously-reported consolidated balance sheet at December 31, 2004 contained in the Original Form 10-Q, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

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

Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $39.7 million ($32.4 million, or $.27 per diluted share, net of minority interest) in the second quarter of 2004, by $42.4 million ($35.1 million, or $.30 per diluted share, net of minority interest) in the first six months of 2004, by $5.7 million ($.04 per diluted share, net of minority interest) in the second quarter of 2005 and by $10.7 million ($11.0 million, or $.09 per diluted share, net of minority interest) in the first six months of 2005;
o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $1.0 million in the first six months of 2004 and by $267,000 in the first six months of 2005;
o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $553,000 in the first six months of 2005; and
o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $121.9 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items:

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


     In addition to the above items, the Company has also recognized another immaterial restatement item with respect to the Company's consolidated balance sheet at June 30, 2005.

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

     The guidance set forth in Auditing Standards No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this amendment, the Registrant has concluded that a material weakness existed at December 31, 2004, March 31, 2005 and June 30, 2005 that precludes the Registrant from concluding that its internal control over financial reporting was effective as of such dates. Therefore, the Registrant's previous conclusion that it maintained effective internal control over financial reporting as of June 30, 2005, as set forth in the Original Form 10-Q, has been restated. See Item 4 - "Controls and Procedures."

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

                             VALHI, INC. AND SUBSIDIARIES

                                        INDEX





                                                                         Page
                                                                        number

Part I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets -
                  December 31, 2004(Restated);
                  June 30, 2005 (Restated and Unaudited)                      3

                 Consolidated Statements of Income -
                  Three months and six months ended
                   June 30, 2004 and 2005 (Restated and Unaudited)            5

                 Consolidated Statements of Comprehensive Income -
                  Six months ended June 30, 2004 and 2005
                  (Restated and Unaudited)                                    6

                 Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2004 and 2005
                 (Restated and Unaudited)                                     7

                 Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 2005 (Restated and Unaudited)     9

                 Notes to Consolidated Financial Statements (Unaudited)      10

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       27

  Item 4.        Controls and Procedures                                     49

Part II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                          51

  Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds; Share Repurchases                         51

  Item 4.        Submission of Matters to a Vote of Security Holders         52

  Item 6.        Exhibits.                                                   52

                           VALHI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  (In thousands)



               ASSETS                                                          December 31,          June 30,
                                                                                    2004               2005
                                                                           ----     ------     ---     ----
                                                                                (Restated)          (Restated)
                                                                                                   (Unaudited)

 Current assets:
   Cash and cash equivalents                                                      $  267,829          $  148,189
   Restricted cash equivalents                                                         9,609               5,989
   Marketable securities                                                               9,446              12,965
   Accounts and other receivables                                                    217,931             247,446
   Refundable income taxes                                                             3,330               1,635
   Receivable from affiliates                                                          5,531                 236
   Inventories                                                                       263,414             255,650
   Prepaid expenses and other                                                         12,342              10,204
   Deferred income taxes                                                               9,705              10,261
                                                                                  ----------          ----------

       Total current assets                                                          799,137             692,575
                                                                                  ----------          ----------

 Other assets:
   Marketable securities                                                             256,770             261,939
   Investment in affiliates                                                          189,726             235,798
   Receivable from affiliate                                                          10,000               8,000
   Loans and other receivables                                                       119,452             126,080
   Unrecognized net pension obligations                                               13,518              12,703
   Goodwill                                                                          354,051             352,937
   Other intangible assets                                                             3,189               2,892
   Deferred income taxes                                                             239,521             232,641
   Other                                                                              52,326              54,065
                                                                                  ----------          ----------

       Total other assets                                                          1,238,553           1,287,055
                                                                                  ----------          ----------

 Property and equipment:
   Land                                                                               38,493              39,669
   Buildings                                                                         234,152             215,738
   Equipment                                                                         894,023             809,998
   Mining properties                                                                  20,277              16,845
   Construction in progress                                                           21,557              27,234
                                                                                  ----------          ----------
                                                                                   1,208,502           1,109,484
   Less accumulated depreciation                                                     555,707             526,998
                                                                                  ----------          ----------

       Net property and equipment                                                    652,795             582,486
                                                                                  ----------          ----------

                                                                                  $2,690,485          $2,562,116
                                                                                  ==========          ==========


                                            VALHI, INC. AND SUBSIDIARIES

                                                   (In thousands)



    LIABILITIES AND STOCKHOLDERS' EQUITY                                       December 31,          June 30,
                                                                                    2004               2005
                                                                           ----     ------     ---     ----
                                                                                (Restated)          (Restated)
                                                                                                   (Unaudited)

 Current liabilities:
   Current maturities of long-term debt                                           $   14,412          $      748
   Accounts payable                                                                  109,158              74,972
   Accrued liabilities                                                               131,119             137,785
   Payable to affiliates                                                              11,607              11,674
   Income taxes                                                                       21,196              20,054
   Deferred income taxes                                                              24,170               2,767
                                                                                  ----------          ----------

       Total current liabilities                                                     311,662             248,000
                                                                                  ----------          ----------

 Noncurrent liabilities:
   Long-term debt                                                                    769,525             711,260
   Accrued pension costs                                                              77,360              71,595
   Accrued OPEB costs                                                                 34,988              33,320
   Accrued environmental costs                                                        55,450              52,765
   Deferred income taxes                                                             386,054             407,187
   Other                                                                              41,061              37,203
                                                                                  ----------          ----------

       Total noncurrent liabilities                                                1,364,438           1,313,330
                                                                                  ----------          ----------

 Minority interest                                                                   139,710             141,427
                                                                                  ----------          ----------

 Stockholders' equity:
   Common stock                                                                        1,242               1,219
   Additional paid-in capital                                                        110,978             110,353
   Retained earnings                                                                 812,484             800,776
   Accumulated other comprehensive income:
     Marketable securities                                                             5,449               5,283
     Currency translation                                                             36,380              33,586
     Pension liabilities                                                             (53,916)            (53,916)
   Treasury stock                                                                    (37,942)            (37,942)
                                                                                  ----------          ----------

       Total stockholders' equity                                                    874,675             859,359
                                                                                  ----------          ----------

                                                                                  $2,690,485          $2,562,116
                                                                                  ==========          ==========




Commitments and contingencies (Notes 11 and 13)

                                            VALHI, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share data)

                                                     (Unaudited)


                                                                Three months ended             Six months ended
                                                                     June 30,                      June 30,
                                                              2004            2005            2004           2005
                                                              ----            ----            ----           ----
                                                           (Restated)      (Restated)      (Restated)     (Restated)

 Revenues and other income:
   Net sales                                              $ 343,362       $359,444       $ 651,039       $700,691
   Other, net                                                17,088         19,408          26,789         46,045
   Equity in earnings of:
     Titanium Metals Corporation
      ("TIMET")                                               2,695         15,790           3,381         32,591
     Other                                                      (21)          (291)            115           (179)
                                                          ---------       --------       ---------       --------

                                                            363,124        394,351         681,324        779,148
                                                          ---------       --------       ---------       --------
 Costs and expenses:
   Cost of sales                                            269,949        259,903         513,635        511,885
   Selling, general and administrative                       49,819         54,192         102,536        108,623
   Interest                                                  15,055         17,777          30,660         35,656
                                                          ---------       --------       ---------       --------

                                                            334,823        331,872         646,831        656,164
                                                          ---------       --------       ---------       --------

     Income before income taxes                              28,301         62,479          34,493        122,984

 Provision for income taxes (benefit)                      (260,746)        29,376        (257,315)        59,322

 Minority interest in after-tax earnings                     42,834          4,800          44,627         10,297
                                                          ---------       --------       ---------       --------

     Income from continuing operations                      246,213         28,303         247,181         53,365

 Discontinued operations                                        185           -                190           (272)
                                                          ---------       --------       ---------       --------

     Net income                                           $ 246,398       $ 28,303       $ 247,371       $ 53,093
                                                          =========       ========       =========       ========

 Basic earnings per share:
   Income from continuing operations                      $    2.05       $    .24       $    2.06       $    .45
   Discontinued operations                                     -              -              -               -
                                                          ---------       --------       ---------       -----

     Net income                                           $    2.05       $    .24       $    2.06       $    .45
                                                          =========       ========       =========       ========

 Diluted earnings per share:
   Income from continuing operations                      $    2.05      $    .24        $    2.05       $    .44
   Discontinued operations                                     -              -              -               -
                                                          ---------       --------       ---------       -----

     Net income                                           $    2.05       $    .24       $    2.05       $    .44

 Cash dividends per share                                 $     .06       $    .10       $     .12       $    .20
                                                          =========       ========       =========       ========

 Shares used in the calculation of per share amounts:
   Basic earnings per common share                          120,193        118,027         120,192        119,125
   Dilutive impact of outstanding stock
    Options                                                     146            382             222            366
                                                          ---------       --------       ---------       --------

   Diluted earnings per share                               120,339        118,409         120,414        119,491
                                                          =========       ========       =========       ========


                                            VALHI, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       Six months ended June 30, 2004 and 2005

                                                   (In thousands)

                                   (Unaudited)




                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)         (Restated)

 Net income                                                                           $247,371           $53,093
                                                                                      --------           -------

 Other comprehensive income (loss), net of tax:
   Marketable securities adjustment                                                      1,713              (166)

   Currency translation adjustment                                                      (6,416)           (2,794)

   Pension liabilities adjustment                                                          309              -
                                                                                      --------           ----

     Total other comprehensive income (loss), net                                       (4,394)           (2,960)
                                                                                      --------           -------

       Comprehensive income                                                           $242,977           $50,133
                                                                                      ========           =======


                          VALHI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2004 and 2005

                                  (In thousands)

                                    (Unaudited)


                                                                                             2004           2005
                                                                                             ----           ----
                                                                                          (Restated)       (Restated)

 Cash flows from operating activities:
   Net income                                                                                $ 247,371      $ 53,093
   Depreciation and amortization                                                                38,981        37,725
   Goodwill impairment                                                                               -           864
   Securities transactions, net                                                                     25       (20,205)
   Noncash:
     Interest expense                                                                            1,306         1,630
     Defined benefit pension expense                                                               227        (3,079)
     Other postretirement benefit expense                                                       (1,867)       (1,651)
   Deferred income taxes:
     Continuing operations                                                                    (264,781)       19,665
     Discontinued operations                                                                       173          (334)
   Minority interest:
     Continuing operations                                                                      44,627        10,297
     Discontinued operations                                                                        94          (205)
   Other, net                                                                                      895        (1,776)
   Equity in:
     TIMET                                                                                      (3,381)      (32,591)
     Other                                                                                        (115)          179
   Net distributions from:
     Manufacturing joint venture                                                                 8,300           650
     Other                                                                                          53           109
   Change in assets and liabilities:
     Accounts and other receivables                                                            (54,492)      (54,223)
     Inventories                                                                                52,614       (19,572)
     Accounts payable and accrued liabilities                                                  (41,236)      (15,622)
     Accounts with affiliates                                                                   (1,391)        5,832
     Income taxes                                                                               27,492        (1,535)
     Other, net                                                                                  2,001        (5,968)
                                                                                             ---------      --------

         Net cash provided (used) by operating activities                                       56,896       (26,717)
                                                                                             ---------      --------

 Cash flows from investing activities:
   Capital expenditures                                                                        (13,819)      (25,444)
   Purchases of:
     TIMET common stock                                                                              -       (17,972)
     Kronos common stock                                                                       (16,158)       (3,264)
     CompX common stock                                                                              -          (572)
     Marketable securities                                                                           -       (16,638)
   Capitalized permit costs                                                                     (2,708)       (1,508)
   Proceeds from disposal of:
     Business unit                                                                                   -        18,094
     Kronos common stock                                                                             -        19,176
     Marketable securities                                                                           -         6,012
     Interest in Norwegian smelting operations                                                       -         3,542
   Loans to affiliate:
     Loans                                                                                           -       (11,000)
     Collections                                                                                 2,000        17,929
   Cash of disposed business unit                                                                    -        (4,006)
   Change in restricted cash equivalents, net                                                    2,468         3,623
   Other, net                                                                                    2,938           531
                                                                                             ---------      --------

         Net cash used by investing activities                                                 (25,279)      (11,497)
                                                                                             ---------      --------


                          VALHI, INC. AND SUBSIDIARIES

                     Six months ended June 30, 2004 and 2005

                                 (In thousands)

                                   (Unaudited)



                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)        (Restated)


 Cash flows from financing activities:
   Indebtedness:
     Borrowings                                                                       $ 147,220        $      78
     Principal payments                                                                (126,165)         (13,134)
     Deferred financing costs paid                                                          (28)             (28)
   Loans from affiliate:
     Loans                                                                               18,394                -
     Repayments                                                                         (24,430)               -
   Valhi dividends paid                                                                 (14,901)         (24,621)
   Distributions to minority interest                                                    (1,744)          (5,007)
   Treasury stock acquired                                                                    -          (41,822)
   Issuance of NL common stock                                                            8,354            2,693
   Issuance of Valhi common stock and other, net                                            410            1,435
                                                                                      ---------        ---------

       Net cash provided (used) by financing activities                                   7,110          (80,406)
                                                                                      ---------        ---------

 Cash and cash equivalents - net change from:
   Operating, investing and financing activities                                         38,727         (118,620)
   Currency translation                                                                    (481)          (1,020)
 Cash and equivalents at beginning of period                                            103,394          267,829
                                                                                      ---------        ---------

 Cash and equivalents at end of period                                                $ 141,640        $ 148,189
                                                                                      =========        =========


 Supplemental disclosures - cash paid (received) for:
   Interest, net of amounts capitalized                                                $ 29,560        $  35,559
   Income taxes, net                                                                    (20,489)          36,885

   Noncash investing activities:
     Note receivable received upon disposal of
      business unit                                                                    $   -           $   4,179

     Inventories received as partial consideration for disposal of interest in
      Norwegian smelting operation                                                            -            1,897

                          VALHI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six months ended June 30, 2005

                                 (In thousands)

                                   (Unaudited)


                                                                    Accumulated other comprehensive income
                                           Additional               --------------------------------------           Total
                                  Common     paid-in    Retained  Marketable   Currency     Pension    Treasury   stockholders'
                                  stock      capital    earnings  securities  translation liabilities    stock       equity
                                ------      ---------   --------  ----------  ----------  -----------   -------    ----------
                                         (Restated)    (Restated) (Restated)  (Restated)  (Restated)               (Restated)
 Balance at December 31,
  2004:

   Originally reported            $1,242       $85,213  $864,821   $88,367     $45,561    $(57,779)    $(37,942)   $  989,483
   Adjustments:
     Effect of TIMET's
      change in accounting             -             -     7,092         -           -           -            -         7,092
     Prior period adjustments        -          25,765   (59,429)  (82,918)     (9,181)      3,863         -         (121,900)
                                  ------     ---------- ---------  -------   ----------                --------  -------------

     Balance, as restated          1,242       110,978   812,484     5,449      36,380     (53,916)     (37,942)      874,675

 Net income (restated)                 -             -    53,093         -           -        -               -        53,093

 Dividends                             -             -   (24,621)        -           -        -               -       (24,621)

 Other comprehensive income
  (loss), net (restated)            -             -         -         (166)     (2,794)          -         -           (2,960





 Treasury stock:
   Acquired                            -             -         -         -           -           -      (41,822)      (41,822)
   Retired                           (24)       (1,618)  (40,180)     -              -           -       41,822          -

 Other, net                            1           993      -         -           -           -            -              994
                                  ------        ------  --------   -------     -------    --------     --------      --------

 Balance at June 30, 2005
 (restated)
                                  $1,219     $ 110,353  $800,776    $5,283     $33,586    $(53,916)    $(37,942)    $ 859,359
                                  ======     =========  ========    ======     =======    ========     ========    ==========

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


     On December 22, 2005, the Company and its audit committee concluded that the Company would file this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to restate the Company's consolidated balance sheet as of December 31, 2004 and June 30, 2005, and the Company's consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the interim periods ended June 30, 2004 and 2005.

     As previously disclosed, in January 1997 the Company transferred control of the refined sugar operations previously conducted by the Company's wholly-owned subsidiary, The Amalgamated Sugar Company, to Snake River Sugar Company, an Oregon agricultural cooperative formed by certain sugarbeet growers in Amalgamated's areas of operations. Pursuant to the transaction, Amalgamated contributed substantially all of its net assets to the Amalgamated Sugar Company LLC, a limited liability company controlled by Snake River, on a tax-deferred basis in exchange for a non-voting ownership interest in the LLC. The cost basis of the net assets transferred by Amalgamated to the LLC was approximately $34 million. As part of such transaction, Snake River made certain loans to Valhi aggregating $250 million. Such loans from Snake River are collateralized by the Company's interest in the LLC. Snake River's sources of funds for its loans to Valhi, as well as for the $14 million it contributed to the LLC for its voting interest in the LLC, included cash capital contributions by the grower members of Snake River and $180 million in debt financing provided by Valhi, of which $100 million was subsequently repaid in 1997 when Snake River obtained an equal amount of third-party term loan financing. After such repayments, $80 million principal amount of Valhi's loans to Snake River have remained outstanding since June 30, 1997 through June 30, 2005.

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

     In connection with finalizing the preparation of the Company's consolidated financial statements for the quarter ended September 30, 2005, the Company re-evaluated its original conclusions regarding how it accounts for its investment in the LLC. As a result, the Company has now concluded that a proper application of accounting principles generally accepted in the United States of America ("GAAP") would have been to recognize a gain in earnings in 1997 equal to the difference between $250 million (the fair value of the Company's interest in the LLC) and the $34 million cost basis of the net assets contributed to the LLC, net of applicable deferred income taxes. This correction constitutes a prior period adjustment under GAAP. Accordingly, the Company has retroactively restated its consolidated balance sheet at December 31, 2004, as contained in this Quarterly Report, to reflect this correction. The effect of this correction on the Company's June 30, 2005 consolidated balance sheet is to (i) increase the carrying value of the Company's investment in the LLC (included as part of noncurrent marketable securities) by $80 million, (ii) increase noncurrent deferred income tax liabilities by $31.2 million and (iii) increase total stockholders' equity by $48.8 million (with retained earnings increasing by $131.7 million and accumulated other comprehensive income related to marketable securities decreasing by $82.9 million). A similar balance sheet adjustment would be applicable to Valhi's previously-reported consolidated balance sheet at December 31, 2004, and each consolidated balance sheet prior thereto until June 30, 1997. Under this revised accounting, the Company would not be expected to report a gain in earnings for financial reporting purposes at the time its LLC interest is redeemed, as the redemption price of $250 million is expected to equal the carrying value of its investment in the LLC at the time of redemption.

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

     Accordingly, during the Registrant's close process for its fiscal quarter ended September 30, 2005, the Registrant concluded that:

     o its provision for income taxes included in the determination of income from continuing operations was misstated by an aggregate of $39.7 million ($32.4 million, or $.27 per diluted share, net of minority interest) in the second quarter of 2004, by $42.4 million ($35.1 million, or $.30 per diluted share, net of minority interest) in the first six months of 2004, by $5.7 million ($.04 per diluted share, net of minority interest) in the second quarter of 2005 and by $10.7 million ($11.0 million, or $.09 per diluted share, net of minority interest) in the first six months of 2005;
     o its provision for deferred income taxes included in the determination of total other comprehensive income related to foreign currency translation and pension liabilities, net of minority interest, was misstated by an aggregate of $1.0 million in the first six months of 2004 and by $267,000 in the first six months of 2005;
     o its provision for income taxes accounted for as a direct reduction to stockholders' equity, net of minority interest, was misstated by $553,000 in the first six months of 2005; and
     o with respect to its statement of changes in stockholders' equity, and in addition to the effect of the items noted above, total stockholders' equity was misstated by $121.9 million as of December 31, 2004, in each case as they related to the appropriate provision for income taxes and related items which should have been recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") as provided by the guidance contained in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, principally with respect to the following items:

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

     In addition to the above items, the Company has also recognized another immaterial restatement item with respect to the Company's consolidated balance sheet at June 30, 2005.

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


     The following tables show (i) selected consolidated balance sheet data as of December 31, 2004 and June 30, 2005, and selected consolidated statements of income, comprehensive income, stockholders' equity and cash flow data for the interim periods ended June 30, 2004 and 2005, in each case as reported before the effect of the restatements discussed above, (ii) adjustments to such consolidated financial statement data to reflect the aggregate effect of this restatement and (iii) such consolidated financial statement data, as restated to reflect the aggregate effect of this restatement. The previously reported amounts shown in the table below (which are before the effect of the restatements discussed above) are as reported in the Original Form 10-Q and include the impact of the restatement discussed above related to TIMET's change in accounting for its inventories.

                                              Valhi, Inc. and Subsidiaries
                                        Selected Consolidated Balance Sheet Data
                                                   December 31, 2004
                                                     (In thousands)
                                                      (Unaudited)

                                                   December 31, 2004



                                                   Previously
                                                    reported         Adjustments         As restated
                                                                    (In thousands)

 Selected balance sheet items:

 Noncurrent marketable securities                    $  176,770            $ 80,000        $  256,770
                                                     ==========            ========        ==========

 Total other noncurrent assets                     $  1,158,553            $ 80,000        $1,238,553
                                                   ============            ========        ==========

 Current receivable from affiliates                    $  5,484                $ 47          $  5,531
                                                       ========                ====          ========

 Total current assets                                 $ 799,090                $ 47         $ 799,137
                                                      =========                ====         =========

 Noncurrent deferred income tax liabilities          $  165,577           $ 220,477        $  386,054
                                                     ==========           =========        ==========

 Total noncurrent liabilities                       $ 1,143,961           $ 220,477        $1,364,438
                                                    ===========           =========        ==========

 Minority interest                                    $ 158,240           $ (18,530)         $139,710
                                                      =========           ==========         ========

 Stockholders' equity:
   Common stock                                       $   1,242           $    -            $   1,242
   Additional paid-in capital                            85,213              25,765           110,978
   Retained earnings                                    871,913             (59,429)          812,484
   Accumulated other comprehensive
     income (loss)
     Marketable securities                               88,367             (82,918)            5,449
     Currency translation                                45,561              (9,181)           36,380
     Pension liabilities                                (57,779)              3,863           (53,916)
   Treasury stock                                       (37,942)               -              (37,942)
                                                      ---------           ---------         ---------

   Total stockholders' equity                         $ 996,575         $  (121,900)        $ 874,675
                                                      =========         ============        =========

                                              Valhi, Inc. and Subsidiaries
                                        Selected Consolidated Balance Sheet Data
                                                     June 30, 2005
                                                     (In thousands)
                                                      (Unaudited)

                                                                                    June 30, 2005
                                                 Previously
                                                   reported         Adjustments         As restated
                                                                   (In thousands)

 Selected balance sheet items:

 Noncurrent marketable securities                   $  181,939            $ 80,000        $  261,939
                                                    ==========            ========        ==========

 Total other noncurrent assets                    $  1,207,055            $ 80,000        $1,287,055
                                                  ============            ========        ==========

 Current receivable from affiliates                     $  189                $ 47            $  236
                                                        ======                ====            ======

 Total current assets                                $ 692,528                $ 47         $ 692,575
                                                     =========                ====         =========

 Accounts payable and accrued
  Liabilities                                       $  132,385            $  5,400        $  137,785
                                                    ==========            =========       ==========


 Total current liabilities                           $ 242,600             $ 5,400         $ 248,000
                                                     =========             =======         =========

 Noncurrent deferred income tax liabilities         $  176,828           $ 230,359        $  407,187
                                                    ==========           =========        ==========

 Total noncurrent liabilities                      $ 1,082,971           $ 230,359        $1,313,330
                                                   ===========           =========        ==========

 Minority interest                                   $ 160,521           $ (19,094)         $141,427
                                                     =========           ==========         ========

 Stockholders' equity:
   Common stock                                      $   1,219           $    -            $   1,219
   Additional paid-in capital                           88,599              21,754           110,353
   Retained earnings                                   871,179             (70,403)          800,776
   Accumulated other comprehensive
     income (loss)
     Marketable securities                              88,201             (82,918)            5,283
     Currency translation                               42,500              (8,914)           33,586
     Pension liabilities                               (57,779)              3,863           (53,916)
   Treasury stock                                      (37,942)               -              (37,942)
                                                     ---------           ---------         ---------

   Total stockholders' equity                        $ 995,977         $  (136,618)        $ 859,359
                                                     =========         ============        =========

                          Valhi, Inc. and Subsidiaries
                 Selected Consolidated Statement of Income Data
                                 (In thousands)
                                   (Unaudited)
                                                      Three months ended                             Six months ended
                                                       June 30, 2004                                 June 30, 2004
                                              ----------------------------------            ----------------------

                                          Previously                                   Previously
                                           reported      Adjustments    As restated     reported      Adjustments   As restated
                                        ----------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                  $  28,301     $   -       $ 28,301        $  34,493    $    -         $  34,493

Provision for income taxes
 (benefit)                                    (300,487)       39,741      (260,746)     (299,709)        42,394    (257,315)

Minority interest in after tax earnings         50,155        (7,321)       42,834        51,968       (7,341)       44,627
                                           -----------    -----------  -------------- ------------------------    ---------

    Income (loss) from
     continuing operations                     278,633       (32,420)      246,213       282,234        (35,053)     247,181

Discontinued operations                            185          -              185           190         -             190
                                              -----------  ---------           ----     --------    ---------     --------

    Net income (loss)                      $   278,818     $ (32,420)     $246,398    $  282,424    $ (35,053)     $ 247,371
                                           ===========     ==========     ========    ==========    ==========     =========

Earnings per share:
    Basic net income per share            $     2.32     $    (.27)    $     2.05    $     2.35     $    (.29)     $    2.06
                                          ==========     ============  ==========    ==========     ==========     =========

    Diluted net income per share          $     2.32     $    (.27)    $     2.05    $     2.35     $    (.30)     $    2.05
                                          ==========     ============  ==========    ==========     ==========     =========

Weighted average shares used:
    Basic                                      120,193                    120,193       120,192                      120,192
    Diluted                                    120,339                    120,339       120,414                      120,414

                          Valhi, Inc. and Subsidiaries
                 Selected Consolidated Statement of Income Data
                                 (In thousands)
                                   (Unaudited)
                                                      Three months ended                             Six months ended
                                                       June 30, 2005                                 June 30, 2005
                                              ----------------------------------            ----------------------

                                          Previously                                     Previously
                                           reported      Adjustments    As restated       reported      Adjustments    As restated
                                        -------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Income from continuing operations
   before   income tax and minority
   interest                                  $  62,479     $   -       $ 62,479           $  122,984    $    -         $ 122,984

Provision for income taxes                      23,626         5,750        29,376            48,599         10,723         59,322

Minority interest in after tax earnings          4,814           (14)        4,800            10,046         251         10,297
                                            ----------       ----------- ------------     ------------- -----------   ---------

    Income (loss) from
     continuing operations                      34,039        (5,736)       28,303            64,339        (10,974)     53,365

Discontinued operations                           -             -               -               (272)        -            (272)
                                             ---------     ---------            --              -----   ---------     ---------

    Net income (loss)                       $   34,039      $ (5,736)      $28,303          $ 64,067    $ (10,974)     $ 53,093
                                            ==========      =========      =======          ========    ==========     ========

Earnings per share:
    Basic net income per share            $     .28      $   (.04)     $     .24         $     .53      $   (.08)      $    .45
                                          =========      ============= =========         =========      =========      ========

    Diluted net income per share          $     .28      $   (.04)     $     .24         $     .53      $   (.09)      $    .44
                                          =========      ============= =========         =========      =========      ========

Weighted average shares used:
    Basic                                   118,027                      118,027           119,125                      119,125
    Diluted                                 118,409                      118,409           119,491                      119,491

                                              Valhi, Inc. and Subsidiaries
                              Selected Consolidated Statement of Comprehensive Income Data
                                                     (In thousands)
                                                      (Unaudited)

                                                                          Six months ended June 30, 2004

                                   Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income                                                      $  282,424           $ (35,053)        $ 247,371
                                                                   ==========           ==========        =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                   1,713               -                 1,713
     Pension liabilities adjustment                                       309               -                   309
     Currency translation adjustment                                   (7,436)              1,020            (6,416)
                                                                   -----------            -----------     ----------

       Total other comprehensive income                                (5,414)              1,020            (4,394)
                                                                   -----------             ------         ----------

     Comprehensive income                                          $  277,010           $ (34,033)       $  242,977
                                                                   ==========           ==========       ==========



                                                                             Six months June 30, 2005

                                                                  Previously
                                                                  reported         Adjustments         As restated
                                                                                  (In thousands)

 Consolidated other comprehensive income:
   Net income (loss)                                                 $ 64,067           $ (10,974)        $  53,093
                                                                     ========           ==========        =========

   Other comprehensive income, net of tax:
     Marketable securities adjustment                                    (166)               -                 (166)
     Currency translation adjustment                                   (3,061)                267            (2,794)
                                                                   -----------             ------------   ----------

       Total other comprehensive income                                (3,227)                267            (2,960)
                                                                       -------             -------        ----------

     Comprehensive income                                           $  60,840          $  (10,707)        $  50,133
                                                                    =========          ===========        =========

                                             Valhi, Inc. and Subsidiaries
                             Selected Consolidated Statement of Stockholders' Equity Data
                                                    (In thousands)
                                                      (Unaudited)

                                                                            Total stockholders equity -
                                                                         Six months ended June 30, 2005

                                                                Previously
                                                                 reported          Adjustments         As restated

Balance at December 31, 2004                                        $ 996,575          $(121,900)         $ 874,675

Net income                                                             64,067            (10,974)            53,093
Other comprehensive income, net                                        (3,227)               267             (2,960)
Income tax on distribution                                               (553)               553                  -
Other, net                                                            (60,885)            (4,564)           (65,449)
                                                                  ------------        ------------       -----------

Balance at June 30, 2005                                             $995,977        $  (136,618)         $ 859,359
                                                                     ========        ============         =========

                                             Valhi, Inc. and Subsidiaries
                                  Selected Consolidated Statement of Cash Flow Data
                                                    (In thousands)
                                                     (Unaudited)

                                                                        Six months ended June 30, 2004

                                                               Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from operating activities:

   Net income                                                      $  282,424          $ (35,053)         $ 247,371
                                                                   ==========          ==========         =========

   Deferred income taxes from continuing operations                 $(306,577)         $  41,796         $ (264,781)
                                                                    ==========         =========         ==========

   Minority interest from continuing operations                     $  51,968          $  (7,341)          $ 44,627
                                                                    =========          ==========          ========

   Accounts with affiliates                                         $  (1,989)          $    598          $  (1,391)
                                                                    ==========          ==========        ==========

   Total cash flow from operating
    activities                                                      $  56,896          $     -            $  56,896
                                                                    =========          =========          =========



                                                                        Six months ended June 30, 2005

                                                                Previously
                                                                 reported          Adjustments        As restated

Items comprising cash flow from operating activities:

   Net income (loss)                                                $  64,067        $   (10,974)         $  53,093
                                                                    =========        ============         =========

   Deferred income taxes from continuing operations                  $  9,606        $    10,059           $ 19,665
                                                                     ========        =============         ========

   Minority interest from continuing operations                      $ 10,046             $  251           $ 10,297
                                                                     ========             ======           ========

   Accounts with affiliates                                          $  5,168            $   664           $  5,832
                                                                     ========            =========         ========

   Total cash flow from operating
    activities                                                     $  (26,717)         $     -           $  (26,717)
                                                                   ===========         =========         ===========



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


                                                              Three months ended                Six months ended
                                                                    June 30,                         June 30,
                                                             2004             2005            2004            2005
                                                             ----             ----            ----            ----
                                                          (Restated)       (Restated)      (Restated)      (Restated)
                                                                   (In millions, except per share amounts)

 Net income as reported                                   $246.4              $28.3         $247.4          $53.1

 Adjustments, net of applicable income tax effects and minority interest:
   Stock-based employee compensation
    expense determined under APBO No. 25
   Stock-based employee compensation                          .1                (.6)            .7            (.6)
    Expense determined under APBO No. 123                    (.3)               (.1)           (.5)           (.1)
                                                          ------              -----         ------          -----

 Pro forma net income                                     $246.2              $27.6         $247.6          $52.4
                                                          ======              =====         ======          =====

 Basic net income per share:
   As reported                                            $ 2.05              $ .24         $ 2.06          $ .45
   Pro forma                                                2.05                .23           2.06            .44

 Diluted net income per share:
   As reported                                            $ 2.05              $ .24         $ 2.05          $ .44
   Pro forma                                                2.05                .23           2.06            .44


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


     In March 2005, NL paid its first quarter 2005 $.25 per share regular quarterly dividend in the form of shares of Kronos common stock in which approximately 266,000 shares, or approximately .5% of Kronos' outstanding common stock, were distributed to NL shareholders, including Valhi, in the form of a pro-rata dividend. NL's distribution of such shares of Kronos common stock is taxable to NL, and NL is required to recognize a taxable gain equal to the difference between the fair market value of the shares of Kronos common stock distributed and NL's adjusted tax basis in such stock at the date of distribution. Of the $3.9 million tax liability recognized by NL with respect to the Kronos shares distributed, $664,000 relates to the Kronos shares distributed to NL shareholders other than Valhi and $3.3 million relates to the Kronos shares distributed to Valhi. The taxable gain with respect to the shares of Kronos distributed to Valhi (approximately 221,000 shares) is deferred at the Valhi level since Valhi and NL are members of the same consolidated tax group for U.S. federal income tax purposes, and such tax liability is not recognized in the Company's consolidated financial statements. In accordance with GAAP, the $664,000 income tax related to the Kronos shares distributed to NL shareholders other than Valhi has been recognized as a component of the Company's provision for income taxes in the first six months of 2005. Completion of the distribution had no other impact on the Company's consolidated financial position, results of operations or cash flows. NL paid its second quarter 2005 regular quarterly dividend in the form of cash.


     Kronos (NYSE: KRO), NL (NYSE: NL), CompX (NYSE: CIX) and TIMET (NYSE: TIE) each file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.


                                                               Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                               2004          2005          2004          2005
                                                               ----          ----          ----          ----
                                                                                (In millions)

 Net sales:
   Chemicals                                                  $295.7       $311.7        $559.0        $603.6
   Component products                                           46.2         45.8          89.8          92.6
   Waste management                                              1.4          2.0           2.2           4.5
                                                              ------       ------        ------        ------

     Total net sales                                          $343.3       $359.5        $651.0        $700.7
                                                              ======       ======        ======        ======

 Operating income:
   Chemicals                                                  $ 36.2       $ 55.1        $ 58.4        $ 98.7
   Component products                                            5.1          4.8           7.6           8.9
   Waste management                                             (3.6)        (3.5)         (6.8)         (6.3)
                                                              ------       ------        ------        ------

     Total operating income                                     37.7         56.4          59.2         101.3

 Equity in:
   TIMET                                                         2.7         15.8           3.4          32.6
   Other                                                         -            (.3)           .1           (.2)
 General corporate items:
   Interest and dividend income                                  8.4          9.3          16.9          19.5
   Securities transaction gains, net                             -            5.6           -            20.2
   Insurance recoveries                                           .5          1.2            .5           1.2
   Gain on disposal of fixed assets                               .6          -              .6           -
   General expenses, net                                        (6.5)        (7.7)        (15.5)        (15.9)
 Interest expense                                              (15.1)       (17.8)        (30.7)        (35.7)
                                                              ------       ------        ------        ------

     Income before income taxes                               $ 28.3       $ 62.5        $ 34.5        $123.0
                                                              ======       ======        ======        ======

Note 3 -       Marketable securities:

                                                                              December 31,          June 30,
                                                                                  2004                2005
                                                                          ----    -------     ---     ----
                                                                               (Restated)          (Restated)
                                                                                       (In thousands)

 Current assets - available for sale:
   Restricted debt securities                                                     $  9,446            $ 11,538
   Other debt securities                                                              -                  1,427
                                                                                  --------            --------

                                                                                  $  9,446            $ 12,965
                                                                                  ========            ========

 Noncurrent assets (available-for-sale):
   The Amalgamated Sugar Company LLC                                              $250,000            $250,000
   Restricted debt securities                                                        6,725               2,649
   Other debt securities and common stocks                                              45               9,290
                                                                                  --------            --------

                                                                                  $256,770            $261,939
                                                                                  ========            ========




     The carrying value of the Company's investment in The Amalgamated Sugar Company LLC at December 31, 2004, as presented herein, has been restated. See
Note 1 for a discussion of this restatement and a description of the LLC interest.

Note 4 - Accounts and other receivables:

                                                                              December 31,          June 30,
                                                                                  2004                 2005
                                                                          ----    -------     ---      ----
                                                                                       (In thousands)

 Accounts receivable                                                              $219,764            $248,570
 Notes receivable                                                                    1,993               1,700
 Allowance for doubtful accounts                                                    (3,826)             (2,824)
                                                                                  --------            --------

                                                                                  $217,931            $247,446
                                                                                  ========            ========


Note 5 -       Inventories:

                                                                              December 31,          June 30,
                                                                                   2004                2005
                                                                          ----     ------     ---      ----
                                                                                       (In thousands)

 Raw materials:
   Chemicals                                                                      $ 45,961            $ 36,955
   Component products                                                                8,193               4,286
                                                                                  --------            --------
                                                                                    54,154              41,241
                                                                                  --------            --------
 In process products:
   Chemicals                                                                        16,612              14,634
   Component products                                                               10,827               9,559
                                                                                  --------            --------
                                                                                    27,439              24,193
                                                                                  --------            --------
 Finished products:
   Chemicals                                                                       131,161             144,743
   Component products                                                                9,696               6,029
                                                                                  --------            --------
                                                                                   140,857             150,772
                                                                                  --------            --------

 Supplies (primarily chemicals)                                                     40,964              39,444
                                                                                  --------            --------

                                                                                  $263,414            $255,650
                                                                                  ========            ========


Note 6 -       Accrued liabilities:

                                                                              December 31,          June 30,
                                                                                  2004                 2005
                                                                          ----    -------     ---      ----
                                                                                       (In thousands)

 Current:
   Employee benefits                                                              $ 53,295            $ 44,307
   Environmental costs                                                              21,316              20,905
   Deferred income                                                                   5,276               1,771
   Interest                                                                            243                 227
   Other                                                                            50,989              65,175
                                                                                  --------            --------

                                                                                  $131,119            $132,385
                                                                                  ========            ========

 Noncurrent:
   Insurance claims and expenses                                                  $ 22,718            $ 23,347
   Employee benefits                                                                 5,380               4,852
   Deferred income                                                                   1,427               1,241
   Asset retirement obligations                                                      1,357               1,349
   Other                                                                            10,179               6,414
                                                                                  --------            --------

                                                                                  $ 41,061            $ 37,203
                                                                                  ========            ========

Note 7 - Other assets:

                                                                              December 31,          June 30,
                                                                                  2004                2005
                                                                          ----    --------    ---     ----
                                                                                       (In thousands)

 Investment in affiliates:
   TIMET:
     Common stock                                                                  $ 55,425            $102,436
     Preferred stock                                                                    183                 183
                                                                                   --------            --------
                                                                                     55,608             102,619

   TiO2 manufacturing joint venture                                                 120,251             119,601
   Other                                                                             13,867              13,578
                                                                                   --------            --------

                                                                                   $189,726            $235,798
                                                                                   ========            ========

 Loans and other receivables:
   Snake River Sugar Company:
     Principal                                                                     $ 80,000            $ 80,000
     Interest                                                                        38,294              40,890
   Other                                                                              3,151               6,890
                                                                                   --------            --------
                                                                                    121,445             127,780

   Less current portion                                                               1,993               1,700
                                                                                   --------            --------

   Noncurrent portion                                                              $119,452            $126,080
                                                                                   ========            ========

 Other noncurrent assets:
   IBNR receivables                                                                $ 11,646            $ 13,441
   Deferred financing costs                                                          10,933               9,447
   Waste disposal site operating permits                                              9,269              11,792
   Refundable insurance deposit                                                       2,483               2,483
   Restricted cash equivalents                                                          494                 446
   Other                                                                             17,501              16,456
                                                                                   --------            --------

                                                                                   $ 52,326            $ 54,065
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

Note 8 - Other income:

                                                                                         Six months ended
                                                                                              June 30,
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

Note 9 - Long-term debt:

                                                                              December 31,          June 30,
                                                                                  2004                 2005
                                                                          ----    -------     ---      ----
                                                                                       (In thousands)

 Valhi - Snake River Sugar Company                                                 $250,000            $250,000
                                                                                   --------            --------

 Subsidiaries:
   Kronos International Senior Secured Notes                                        519,225             461,067
   Kronos European bank credit facility                                              13,622                   -
   Other                                                                              1,090                 941
                                                                                   --------            --------

                                                                                    533,937             462,008
                                                                                   --------            --------

                                                                                    783,937             712,008

 Less current maturities                                                             14,412                 748
                                                                                   --------            --------

                                                                                   $769,525            $711,260
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

Note 10 - Accounts with affiliates:


                                                                              December 31,          June 30,
                                                                                   2004                2005
                                                                          ----     ------     ---      ----
                                                                               (Restated)          (Restated)
                                                                                       (In thousands)

 Current receivables from affiliates:
   Contran:
     Demand loan                                                                    $ 4,929             $   -
     Income taxes                                                                       578                 236
   TIMET                                                                                 24                 -
                                                                                    -------             -----

                                                                                     $5,531             $   236
                                                                                     ======             =======

 Noncurrent receivable from affiliate -
  loan to Contran family trust                                                      $10,000             $ 8,000
                                                                                    =======             =======

 Payables to affiliates:
   Louisiana Pigment Company                                                        $ 8,844             $ 8,255
   Contran - trade items                                                              2,753               3,359
   Other                                                                                 10                  60
                                                                                    -------             -------

                                                                                    $11,607             $11,674
                                                                                    =======             =======


Note 11 - Provision for income taxes:

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                   (Restated)        (Restated)
                                                                                          (In millions)

 Expected tax expense                                                               $  12.1           $43.0
 Incremental U.S. tax and rate differences on
  equity in earnings                                                                   48.2            11.3
 Non-U.S. tax rates                                                                     (.4)            (.3)
 Income tax on distribution of shares of
  Kronos common stock                                                                    .6              .7
 Excess of book basis over tax basis of shares of
  Kronos common stock sold                                                             -                1.5
 Change in deferred income tax valuation allowance                                   (308.4)             -
 Tax contingency reserve adjustment, net                                              (17.7)             .4
 Refund of prior year income taxes                                                     (3.1)             -
 U.S. state income taxes, net                                                            .3              .9
 Nondeductible expenses                                                                 2.0             2.1
 Other, net                                                                             9.5             (.3)
                                                                                    -------           -----

                                                                                    $(257.3)          $59.3
                                                                                    =======           =====

 Comprehensive provision for income taxes (benefit) allocated to:
   Income from continuing operations                                                $(257.3)          $59.3
   Discontinued operations                                                               .2             (.4)
   Additional paid-in capital                                                            .6              .7
   Other comprehensive income:
     Marketable securities                                                             -                 .3
     Currency translation                                                               (1.5)          (1.5)
     Pension liabilities                                                                 .1              -
                                                                                    -------           ----

                                                                                    $(257.9)          $ 58.4
                                                                                    =======           ======

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

Note 12 - Minority interest:


                                                                              December 31,          June 30,
                                                                                  2004                 2005
                                                                          ----    -------     ---      ----
                                                                               (Restated)          (Restated)
                                                                                       (In thousands)

 Minority interest in net assets:
   NL Industries                                                              $ 51,662              $ 56,047
   Kronos Worldwide                                                             29,569                36,034
   CompX International                                                          49,153                49,274
   Subsidiary of NL                                                              9,250                  -
   Subsidiary of Kronos                                                             76                    72
                                                                              --------              --------

                                                                              $139,710              $141,427
                                                                              ========              ========


                                                                                         Six months ended
                                                                                              June 30,
                                                                                   (Restated)        (Restated)
                                                                                      2004              2005
                                                                                      ----              ----
                                                                                          (In thousands)

 Minority interest in income - continuing operations:
   NL Industries                                                                    $24,335           $ 4,898
   Kronos Worldwide                                                                  18,304             3,877
   CompX International                                                                1,431             1,454
   Subsidiary of NL                                                                     537                61
   Subsidiary of Kronos                                                                  20                 7
                                                                                    -------           -------

                                                                                    $44,627           $10,297
                                                                                    =======           =======

     In June 2005, NL's majority-owned subsidiary, NL Environmental Management Services, Inc. ("EMS"), received notices from the three minority shareholders of EMS indicating they were each exercising their right, which became exercisable on June 1, 2005, to require EMS to purchase their shares in EMS as of June 30, 2005 for a formula-determined amount as provided in EMS' certificate of incorporation. In accordance with the certificate of incorporation, EMS made a determination in good fait of the amount payable to the three former minority shareholders to purchase their shares of EMS stock, which amount may be subject to review by a third party. EMS has set aside funds as payment for the shares of EMS, but the former minority shareholders have not tendered their shares, and accordingly the liability owed to these former minority shareholders has not been extinguished for financial reporting purposes as of June 30, 2005. In accordance with GAAP, the amount payable to the former minority shareholders has been classified as a current liability at June 30, 2005, and the funds which have been set aside are classified as a current asset at such date.

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

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
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


                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

General


     The Company reported income from continuing operations of $28.3 million, or $.24 per diluted share, in the second quarter of 2005 as compared to income of $246.2 million, or $2.05 per diluted share, in the second quarter of 2004. For the first six months of 2005, the Company reported income from continuing operations of $53.4 million, or $.44 per diluted share, compared to income of $247.2 million, or $2.05 per diluted share, in the first six months of 2004.

     The Company's diluted earnings per share declined from the first six months of 2004 to the first six months of 2005 as the favorable effect in 2005 of (i) higher chemicals operating income, (ii) higher component products operating income, (iii) certain securities transaction gains, (iv) current and deferred provisions for income taxes related to the Company's investment in Kronos and
(v) the Company's equity in a non-operating gain from the sale of certain land and certain income tax benefits recognized by TIMET were more than offset by the favorable effect in 2004 of certain income tax benefits recognized by Kronos and NL. The Company currently believes its net income in 2005 will be lower than 2004 due primarily to the effect of these 2004 income tax benefits.

     Income from continuing  operations in the first six months of 2005 includes
(i) gains from NL's sales of shares of Kronos common stock of $.05 per diluted share, most of which occurred in the first quarter, (ii) gains from Kronos' second quarter sale of its passive interest in a Norwegian smelting operation of $.03 per diluted share, (iii) income related to TIMET's second quarter sale of certain real property adjacent to its Nevada facility of $.02 per diluted share and (iv) income related to certain income tax benefits recognized by TIMET of $.08 per diluted share. Income from continuing operations in the first six months of 2004 includes (i) a second quarter income tax benefit related to the reversal of Kronos' deferred income tax asset valuation allowance in Germany of $1.91 per diluted share, (ii) a second quarter income tax benefit related to the reversal of the deferred income tax asset valuation allowance related to a subsidiary of NL and the adjustment of estimated income taxes due upon the settlement of an IRS audit aggregating $.34 per diluted share and (iii) income related to Kronos' second quarter contract dispute settlement of $.03 per diluted share.


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

Chemicals

I         Relative changes in Kronos' TiO2 sales and operating income during the
2004 and 2005 periods presented are primarily due to (i) relative changes in TiO2 average selling prices and (ii) relative changes in foreign currency exchange rates. Selling prices (in billing currencies) for TiO2, Kronos' principal product, were generally: decreasing during the first half of 2004 and increasing in the last half of 2004 and the first six months of 2005.


                                               Three months ended June 30,              Six months ended June 30,
                                            2004          2005       % Change      2004           2005      % Change
                                                       (In millions, except percentages)

 Net sales                                $295.7        $311.7         +5%          $559.0     $603.6           +8%
 Operating income                           36.2          55.1        +52%            58.4       98.7          +69%

 Ti02 operating
  statistics:

   Percentage change in Ti02 average selling prices:
     Using actual
      foreign currency
      exchange rates                                                   +15%                                    +14%
     Impact of changes in
      foreign currency
      exchange rates                                                   -4%                                      -4%
                                                                      ----                                     ----

     In billing currencies                                            +11%                                     +10%
                                                                      ====                                     ====

   Sales volumes*                          136           122          -10%           255        237             -7%
   Production volumes*                     122           127           +4%           240        249             +4%

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

Component products

                                            Three months ended June 30,              Six months ended June 30,
                                           2004           2005      % Change      2004         2005       % Change
                                                      (In millions, except percentages)

 Net sales                              $46.2           $45.8          -1%       $89.8        $92.6           +3%
 Operating income                         5.1             4.8          -6%         7.6           8.9         +17%

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

Waste management


                                                             Three months ended             Six months ended
                                                                  June 30,                      June 30,
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

Equity in earnings of TIMET

                                                                Three months ended           Six months ended
                                                                       June 30,                   June 30,
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

     As previously reported, the Company's income tax benefit in the second quarter of 2004 includes (i) a $268.6 million income tax benefit ($230.2 million, or $1.91 per diluted share, net of minority interest) related to the reversal of a deferred income tax asset valuation allowance attributable to Kronos' income tax attributes in Germany (principally net operating loss carryforwards) and (ii) a $48.5 million income tax benefit ($40.4 million, or $.34 per diluted share, net of minority interest) related to income tax attributes of a subsidiary of NL.

     As previously disclosed, the Company commenced to recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of Valhi's investment in Kronos beginning in December 2003 following NL's pro-data distribution of shares of Kronos common stock to NL's shareholders, including Valhi. The aggregate amount of such deferred income taxes included in the Company's provision for income taxes was $47.0 million in the first six months of 2004 and $9.8 million in the first six months of 2005. In addition, the Company's provision for income taxes in the first six months of 2004 and the first six months of 2005 includes an aggregate $598,000 and $664,000, respectively, for the current income tax effect related to NL's distribution of such shares of Kronos common stock to NL's shareholders other than Valhi.


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


     Cash flows from operating activities decreased from $56.9 million generated in the first six months of 2004 to a $26.7 million of cash used in the first six months of 2005. This $83.6 million net decrease is due primarily to the net effects of (i) lower net income of $194.3 million, (ii) higher net securities transaction gains of $20.2 million, (iii) a higher provision for deferred income taxes of $283.9 million, (iv) lower minority interest of $34.6 million, (v) higher equity in earnings of TIMET of $29.2 million, (vi) lower net cash distributions from the TiO2 manufacturing joint venture of $7.7 million, (vii) higher net cash paid for income taxes of $57.4 million, due in large part to a $20.1 million tax refund received by Kronos in 2004 and a $21 million payment by NL in 2005 to settle a previously-reported income tax audit and (viii) $39.1 million higher use of cash related to relative changes in working capital items (accounts receivable, inventories, payables and accruals and accounts with affiliates).


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

                                                                                           Six months ended
                                                                                              June 30,
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

ITEM 4.  CONTROLS AND PROCEDURES


     Restatement. As disclosed in Note 1 to the Consolidated Financial Statements, the Company and its audit committee concluded to restate the Company's consolidated financial statements as of December 31, 2004 and June 30, 2005, and for the interim periods ended June 30, 2004 and 2005.

     The guidance set forth in Auditing Standard No. 2 of the Public Company Accounting Oversight Board states that a restatement of previously-issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant control deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. As a result of this restatement, the Company has concluded that a material weakness existed at December 31, 2004 and June 30, 2005.

     Management's Consideration of the Restatement.In coming to the conclusion that the Company's disclosure controls and procedures were not effective as of June 30, 2005, management also considered the restatement discussed in Note 1 to the Consolidated Financial Statements related to the Company's accounting for its investment in The Amalgamated Sugar Company LLC and the guidance contained in the SEC's Staff Accounting Bulletin ("SAB") No. 99, Materiality, paragraphs 36 and 37 of Accounting Principles Board Opinion ("APBO") No. 20 and paragraph 29 of APBO No. 28. The Company also considered, by analogy, the guidance contained in the SEC's SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality. Because (i) the restatement adjustments did not have a material impact to the financial statements of prior interim or annual periods presented, taken as a whole, (ii) the impact of the restatement adjustments did not have a material impact on the Company's consolidated stockholders' equity as of any prior interim or annual period presented and
(iii) the Company decided to restate its previously-issued consolidated financial statements in part because the impact of the adjustment which the Company concluded should have been reported as part of 1997's net income, if recorded in net income in the period in which the adjustment became known, would have been material to such interim period's reported net income, management of the Company concluded that this control deficiency, individually or in the aggregate when considered with other control deficiencies, does not constitute a material weakness in internal control over financial reporting.

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

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes. Specifically, the Company did not have adequate personnel with sufficient knowledge of income tax accounting and reporting. Additionally, the Company did not maintain effective controls over the review and monitoring of the accuracy, completeness and valuation of the components of the income tax provision and related deferred income taxes as well as the income taxes payable to affiliates resulting in errors in (i) the accounting for the income tax effect of the difference between book and income tax basis of the Company's investment in Kronos Worldwide, Inc., a majority-owned subsidiary of the Company, (ii) current income taxes related to distributions or transfer of Kronos common stock made by NL Industries, Inc., a majority-owned subsidiary of the Company, to NL's stockholders and (iii) current and deferred income taxes related to other items, that were not prevented or detected. This control deficiency resulted in the restatement of the Company's 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim financial information. Additionally, this control deficiency could result in a misstatement of income taxes payable to affiliates, deferred income tax assets and liabilities, deferred income tax asset valuation allowance, and the provision for income taxes that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.


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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Reference is made to Note 13 to the Consolidated Financial Statements, the 2004 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 for descriptions of certain legal proceedings.

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

                                                                                                Maximum number of shares
                                                   Average         Total number of shares      that may yet be purchased
                              Total number       price paid        purchased as part of a              under the
                                of shares        per share,          publicly-announced        publicly-announced plan at
                                purchased         including                 plan                     end of period
                                ---------                            ------------------            ---------------
          Period                                 commissions

April 1, 2005 to
  April 30, 2005                 2,254,400         $17.73                  2,254,400                      2,745,600

May 1, 2005 to
 May 31, 2005                       18,700         $17.80                     18,700                      2,726,900

June 1, 2005 to
 June 30, 2005                      87,200         $17.51                     87,200                      2,639,700


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



                                   VALHI, INC.
                                  (Registrant)



Date   December 23, 2005      By /s/ Bobby D. O'Brien
     ---------------------       ------------------------------
                                 Bobby D. O'Brien
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)



Date   December 23, 2005      By /s/ Gregory M. Swalwell
     ---------------------       ------------------------------
                                 Gregory M. Swalwell
                                 Vice President and Controller
                                 (Principal Accounting Officer)